Form 10QSB
period 1997-09-30
REGAL ONE CORP
filed 1998-04-09
CIK 845385

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549



(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended September 30, 1997



     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition
          period from         to



Commission File No. 0-17843



           FLORIDA
(State or other jurisdiction of
incorporation or organization)



             REGAL ONE CORPORATION
(name of small business issuer in its charter)



551 Driftstone Avenue, Las Vegas, NV 89123
(Address of principal executive offices)



95-4158065
(IRS Employer
Identification No.)


Issuer's telephone number:  (702) 897-5331


     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes X   No


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after the distribution of Securities under a plan confirmed by court.

            Yes X   No


APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:
1,196,875 shares as of January 5, 1998.
REGAL ONE CORPORATION
Form 1O-Q for the quarter ended September 30, 1997


TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information

Item 1.   Financial Statements (unaudited):                 Page

          Balance Sheet as of September 30, 1997            3

          Statements of Operations for the quarters ended   4
          September 30, 1997 and 1996

          Statements of Cash Flows for the quarters ended   5
          September 30,1997 and 1996

          Notes to the Financial Statements                 6

Item 2.   Managements discussion and Analysis of Plan of    7
          Operation


Part II.  Other Information

Item 1.   Legal Proceedings                                 11

Item 2.   Changes in Securities                             11

Item 3.   Defaults upon Senior Securities                   11

Item 4.   Submission of Matters to a Vote of Security       11
          holders

Item 5.   Other Information                                 11

Item 6.   Exhibits and reports on form 8-K                  11

          SIGNATURES                                        12

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements


REGAL ONE CORPORATION
Balance Sheet
(Unaudited)

                                             September 30, 1997

ASSETS

Cash                                         $        55

                                             ___________
Total Assets                                 $        55



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Accounts Payable and accrued expenses        $    95,840
Due to Officer and Shareholder                       258

                                             ___________
Total Liabilities                            $    97,738

Stockholders' Equity (Deficit):
Preferred Stock; $.Ol par value, authorized 50,000,000 shares;
     Series A Preferred Stock; No Shares
     Issued and Outstanding                          -0-
     Series B Preferred Stock
     Issued and Outstanding 208,965                  500
     shares (note 2)

Common Stock; no par value, authorized 50,000,000 shares;
Issued and Outstanding 1,196,875 shares        5,941,138
Accumulated Deficit                          ( 6,037,321)
Total Stockholders' Equity (Deficit)         (    95,683)
Total Liabilities and Stockholders'          $        55
Equity (Deficit)
                                             ___________


See accompanying Notes to Financial Statements

REGAL ONE CORPORATION
Statement of Operations
(Unaudited)




                                   For the quarter ended         For the Nine Months
                                   September 30                  ended September 30

                                    1997           1996           1997           1996

Revenues                           $ -0-         $ -0-          $ -0-          $ -0-

Operating Expenses:
 General and Administrative        6,380          7,753          38,905         7,778
 expenses
                                   _________      _________      ________       ________

Loss From Operations              (6,380)        (7,753)        (38,905)       (  7,778)

Other Income (expense):
     Equity Loss of Subsidiary       -0-           -0-            -0-          (246,227)
       sold
     Gain on sale of subsidiary      -0-           -0-            -0-           295,803

                                   _________      _________      ________       ________

Total Other Income (Expense)         -0-           -0-            -0-            49,576
                                   _________      _________      ________       ________

Income (Loss) Before income taxes (6,380)        (7,753)        (38,905)         41,798

Provision for Income Taxes           -0-           -0-            -0-            -0-

                                   _________      _________      ________       ________

Net Income (Loss)                 (6,380)        (7,753)        (38,905)         41,798


Primary:
Net Income (Loss) per share        $(  .01)       $(  .01)       $(  .03)       $  .04
                                   _________      _________      ________       ________

Weighted average common and        1,196,875      1,184,575      1,196,875      1,142,208
common equivalent shares
outstanding

Fully Diluted:
Net Income (Loss) per share        $(  .01)       $(  .01)       $(  .03)       $  .01
                                   _________      _________      ________       ________

Weighted average common and        1,196,875      3,713,198      1,196,875      3,670,831
common equivalent shares
outstanding

See accompanying Notes to Financial Statements

REGAL ONE CORPORATION

Statement of Cash Flows
(Unaudited)

                                                  For the Nine Months ended
                                                        September 30


Cash flows from operating activities:               1997           1996

Net Loss                                          $(38,905)      $ 41,798
Adjustments to reconcile net loss to net cash
 used by operating actvities:
     Amortization of Patent Rights                   -0-           83,010
     Gain on sale of Subsidiary                      -0-         (295,803)
     Other non-cash items                            -0-           71,918
     Increase (Decrease) in accounts payable        23,552         13,054
      and accrued expenses
     Increase in due to Officer and Shareholder        258
                                                  __________     __________

          Total Adjustments                         23,810       (127,821)
                                                  __________     __________

Net cash used by operating actvities               (15,095)      ( 86,023)

Cash flows from investing activities:
Common Stock Warrants exercised                      -0-          130,000
Net cash provided by investing actvities             -0-          130,000


Cash flows from financing activities:
Payment of contract payable                          -0-         ( 50,000)
Net cash used by financing actvities                 -0-         ( 50,000)


Net Decrease in cash                               (15,095)      (  6,023)

Cash at beginning of period                         15,150          6,023
Cash at end of period                             $     55       $     40
                                                  __________     __________

Supplemental disclosure of cash flow information:
Cash paid during the period for
     Income taxes                                 $   -0-        $   -0-
     Interest                                     $   -0-        $   -0-

See accompanying Notes to Financial Statements

REGAL ONE CORPORATION
Notes to the financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Operations

     Regal One Corporation (the "Company") is a Florida
Corporation incorporated in 1959.  Through the fiscal year ended
December 31, 1992, the Company was engaged in the acquisition and management of a portfolio of real estate. During 1992, the Company decided to abandon its real estate operations and pursue other business operations. In January 1993, the Company executed an agreement to acquire Xechem, Inc., however the transaction was terminated in January 1994 pursuant to a settlement agreement.
In August 1995, the Company acquired Carbonex Systems Corporation
("Carbonex"), a development stage company, in a reverse acquisition. Effective on June 1, 1996, Carbonex was sold (See
Note 2).  In November 1996, the Company executed a Letter of
Intent to acquire all of the issued and outstanding common stock of Quality Franchise Systems, Inc. However, a final agreement was never completed, and the Company is no longer pursuing this acquisition. In June 1997, the Company announced its intent to acquire substantially all of the assets of Safesight Inc. a development stage company engaged in the design of vehicle anti-collision warning products. However, a final agreement was never completed and the Company is no longer pursuing this acquisition.


Basis of Presentation

     The unaudited financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instruction to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited financial statements should be read in conjunction with the financial statement and notes thereto included in the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 1996. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the financial position, results of operation, and changes in cash flows of the Company. Operating results for the interim periods are not necessarily indicative of the results which may be expected for the entire year.


Income Taxes

     The Company did not provide for income taxes in the accompanying interim financial statements since the Company does not anticipate generating taxable income for the full year.


Net Income (Loss) Per Share Computation

     Net income (loss) per share is based on the weighted average number of common stock warrants for all periods presented. The outstanding preferred stock and common stock warrants are not considered in the calculations because they are anti-dilusive.


NOTE 2 - ACQUISITION OF CARBONEX SYSTEMS CORPORATION

     Effective August 7, 1995, The Company acquired in a reverse acquisition all of the issued and outstanding shares of common stock of Carbonex Systems Corporation ("Carbonex"), a development stage Delaware Corporation, owning certain exclusive rights to a proprietary emission reduction system for internal combustion engines. To effect the acquisition of Carbonex, the Company issued a total of 464,000 shares of 8.75% convertible, participating voting series B Preferred Stock. Each share of series B Preferred Stock may be converted into 100 shares of common stock and has 100 votes allowed to a share of common stock. The amortization of Patent Rights in 1995 is related to a patent acquired as part of Carbonex.

     Effective on June 1, 1996, the Company entered into a Stock Transfer Settlement Agreement and General Release whereby all the issued and outstanding shares of common stock of Carbonex were exchanged for 255,035 shares of Series B Preferred Stock. As part of the agreement, the Company assumed certain specified accounts payable totaling approximately $61,000. The net impact of this transaction was a gain on sale of approximately $295,803, primarily due to the forgiveness of the debt and accrued interest payable.


NOTE 3 - GOING CONCERN AND MANAGEMENT'S PLAN

     For the fiscal year ended December 31, 1996, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at September 30, 1997, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.


NOTE 4 - STOCK OPTION PLAN

     The Company has a stock option plan for its employees, directors, officers, and consultants or advisors of the Company.
In May 1995, 3,000,000 shares were registered on Form S-8 for this plan.


Managements Discussion and Analysis of Plan of Operation

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB report. In addition, the discussion of the Company's expected plan of operation included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, is incorporated herein in its entirety as the discussion of the Plan of Operation as required by Item 303(a) Regulation SB.

Plan of Operation

     Through the fiscal year ended December 31, 1992, the Company was engaged in the acquisition and management of a portfolio of real estate. During 1992, the Company decided to abandon its real estate operations and pursue other business operations.

     In January 1993, the Company executed an agreement to acquire Xechem, Inc., however, the transaction was terminated in January 1994 pursuant to a settlement agreement.

     In August of 1995, the Company acquired all of the issued and outstanding common stock of Carbonex Systems Corporation ("Carbonex"). Effective on June 1, 1996, the Company entered into a stock Transfer settlement agreement and general release whereby all of the issued and outstanding common stock of Carbonex were exchanged for 255,035 shares of Series B Preferred Stock (See Note 2).

     In November 1996, the Company entered into a Letter of Intent to acquire all of the issued and outstanding stock of Quality Franchise Systems, Inc. However, a final agreement was never completed and the Company is no longer pursuing this acquisition.

     In June 1997, the Company announced its intent to acquire substantially all of the assets of Safesight Inc. a development stage company engaged in the design of vehicle anti-collision warning products. However, a final agreement was never completed and the Company is no longer pursuing this acquisition.

     At present the Company is not in business operation but is continuing to pursue acquisition candidates. Because of liquidating factors, the independent auditors report for the fiscal year ended December 31, 1996 includes an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses and at September 30, 1997 has a stockholders' deficit. The Company's ability to continue as a going concern is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.


Liquidity and Capital Resources - September 30, 1997 compared to
December 31, 1996

     During the prior year and the current quarter, the Company had continuing losses from operations. There can be no assurances that the Company will be able to secure long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company's liquidity is reflected in the table below, which shows comparative Working Capital, or current assets less current liabilities which is an important measure to the Company's ability to meet its short-term obligations.

                    September 30,            December 31,
                    1997                     1996

Working Capital     $( 95,683)               $( 56,778)


     The Company's financial condition at September 30, 1997 reflects an immediate inability to meet its short-term obligations. At September 30, 1997, the Company had a cash balance of $55 and current liabilities of $95,738.


Capital Expenditures and Commitments

     During the nine months ended September 30, 1997, the Company had no capital expenditures. Other than the necessary computer and office equipment, the Company has no current commitments for material capital expenditures. The Company believes its need for additional capital will continue. The amount of such additional capital required is uncertain and may be beyond that generated from operations. There can be no assurance that the Company will be able to obtain any such capital on satisfactory terms.

Results of Operations - The quarter ended September 30, 1997 compared to the quarter ended September 30, 1996

     The Company reported no revenues for the quarters ended September 30, 1997 and 1996. During the quarters and nine months ended September 30, 1997, operating expenses were $6,380 and $38,905, respectively, as compared to $1,753 and 7,778, respectively, for the quarter and nine months ended September 30, 1996 (consisting primarily of professional and consulting fees). The nine months ended September 30, 1996, included an equity loss of subsidiary sold of $246,227, which was offset by a gain on sale of subsidiary of $295,803. As a result, the quarter and nine months ended September 30, 1997 had net losses of $6,380 and $38,905, respectively, as compared to net (loss) income of $(7,753) and $41,798, respectively, for the quarter and nine months ended September 30, 1996.


Factors That May Affect Future Results

     A number of uncertainties exist that may affect the Company's future operating results including the possibility of uncertain general economic conditions, market acceptance of the Company's operations, and the Company's ability to acquire long-term funding.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is not aware of any litigation either pending, asserted, unasserted, or threatened.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a vote of Security Holders

          None

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                                   Page No.

          Exhibits
           None

          Form S-K

          Form 8-K


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  January 20, 1998

REGAL ONE CORPORATION
(Registrant)

By   /s/ Israel Rubinstein
     Israel Rubinstein, President