Form 10KSB
period 1997-12-31
REGAL ONE CORP
filed 1998-06-24
CIK 845385

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                         _____________
                          FORM 10-KSB
                         _____________
(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________to____________

                Commission File Number: 0-17843

                     REGAL ONE CORPORATION
  (name of small business issuer as specified in its charter)

Florida                                                95-4158065
(State or other jurisdiction of                     (IRS Employer
Incorporation or Organization)                Identification No.)

551 Drift Stone Avenue, Las Vegas, Nevada                   89123
(Address of Principal Executive Offices)               (Zip code)

Issuer's telephone number:                         (702) 897-5331

Securities registered under section 12(b)
 of the Exchange Act:                                        None

Securities registered under section 12(g)
 of the Exchange Act:                        Common Stock, no par

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [  ]         NO  [ X ]

     Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this 10-KSB or any
amendment to this Form 10-KSB.  [    ]

     Revenues for the year ending December 31, 1997 were $ -0-.

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on May 25, 1998 was approximately $1,128,372. As of May 25, 1998, the Company had 1,196,342 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

                     REGAL ONE CORPORATION
                          FORM  10-KSB

          for the fiscal year ended December 31, 1997

                       TABLE OF CONTENTS

Part I                                                      Page

Item 1    Description of Business                             3

Item 2    Description of Property                             5

Item 3    Legal Proceedings                                   5

Item 4    Submission of Matters to a Vote of
          Security Holders                                    5

Part II

Item 5    Market for the Company's Common Equity and
          Related Stockholder Matters                         6

Item 6    Management's Discussion and Analysis and
          Plan of Operation                                   7

Item 7    Financial Statements                                9

Item 8    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             10

Part III

Item 9    Directors, Executive Officers, Promoters
          and Control Persons; Compliance with Section
          16(a) of the Exchange Act                          11

Item 10   Executive Compensation                             12

Item 11   Security Ownership of Certain Beneficial
          Owners and Management                              13

Item 12   Certain Relationships and Related Transactions     13

Item 13   Exhibits and Reports on Form 8-K                   13

          SIGNATURES                                         14

PART I
======

                ITEM 1. DESCRIPTION OF BUSINESS

General and Background

  Regal One Corporation (the "Company") is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc. ("EMS") in 1959. In 1974, Mr. Israel Rubinstein, currently the President, a director and a shareholder of the Company, acquired the Company, then named EMS, which at the time had no operations. Pursuant to the merger agreement, Mr. Rubinstein transferred the assets of Regal Muffler Centers, a franchise network of over 100 muffler shops that he founded in 1972 and solely owned, into EMS. In March of 1975, EMS amended its certificate of incorporation and changed its name to Regal International Holding Co., Inc. In 1976, the Company sold substantially all of its assets, but Mr. Rubinstein retained control of the Company. In June 1988, after merging with its wholly owned Nevada Subsidiary, Regal One Corporation, the Company changed its name to Regal One Corporation, but remained a Florida entity.

  From 1987 to 1992, the Company was engaged in the acquisition and holding of real estate, primarily in the Western United States. Until the end of 1992, the Company's assets consisted primary of irrevocable options to acquire the real estate in exchange for shares of the Company's common stock. Generally, the Company would issue to the Seller of the property shares of its common stock with a fair value equal to the value of the real estate on the date of the agreement.

  During 1992, due to the protracted depressed national real estate market, the Company decided to abandon its real estate operations and pursue opportunities in the pharmaceutical and health fields.

Xechem, Inc.

  In January, 1993, the Company executed an agreement to acquire Xechem, Inc. The total costs incurred by the Company relating to the proposed investment in Xechem were approximately $1,012,000.
On January 14, 1994, the agreement with Xechem was canceled and a settlement agreement was entered into whereby the Company received 60,000 shares of common stock of Xechem, $250,000 in cash and the satisfaction of $131,000 of liabilities at no cost to the Company. Accordingly, based on this settlement agreement, the net realizable cost of the Xechem investment was adjusted down to the estimated fair value of $150,000, resulting in a loss of $142,645 in 1994. The Company then sold 20,000 shares of Xechem (one third of its investment) for $50,000. In 1995, the Company distributed the remaining 40,000 shares of Xechem common stock to consultants or advisors of the Company for services provided to the Company.

Carbonex Systems Corporation

  In August, 1995, the Company acquired in a reverse acquisition all of the issued and outstanding shares of common stock of Carbonex Systems Corporation ("Carbonex"), a development stage Delaware Corporation, owning certain exclusive rights to a proprietary emission reduction system for internal combustion engines. To effect the acquisition, the Company issued a total of 464,000 shares of 8.75% convertible, participating voting Series B Preferred Stock (the "Preferred Stock"). Each share of Preferred Stock is convertible into 100 shares of common stock and has 100 votes for each vote allowed to a share of common stock.

  In June, 1996, the Company entered into a Stock Exchange Settlement Agreement and General Release whereby the Company exchanged all of the issued and outstanding shares of common stock of Carbonex for 255,035 shares of Preferred Stock owned by Gene Bemel and certain members of his family. As part of the agreement, the Company assumed certain specified accounts payable totaling approximately $61,000. The net impact of this transaction was a gain on sale of $295,803, primarily due to the forgiveness of debt and accrued interest payable (see note 3 to the Financial Statements). As a result of this transaction, the Company has issued and outstanding 208,965 shares of Preferred Stock.

Quality Franchise Systems, Inc.

  In November, 1996, the Company executed a Letter of Intent to acquire all of the issued and outstanding stock of Quality
Franchise Systems, Inc. However, a final agreement was never completed, and the Company is no longer pursuing this acquisition.

Safesight, Inc.

  In July, 1997, the Company announced the acquisition of Safesight, Inc., a development-stage company engaged in the design of vehicle anti-collision warning products for the automobile, commercial vehicle, recreational vehicle and motorcycle markets. In August, 1997, the parties elected not to proceed with this transaction because of the parties' inability to obtain adequate funding for operations.

Current Operations

  In April, 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech, Inc.("Infectech"). Infectech, founded In 1989, is a development-stage biotechnology company which owns 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria. The Company will issue approximately 26,320,520 shares of common stock to the shareholders of Infectech. Upon closing, the Company will change its name to Infectech, Inc. and the shareholders of Infectech, as a group, will own approximately 85% of the Company. The Company must cause holders of the Preferred Stock to convert their shares into an aggregate of not more than 3,447,923 shares of common stock. This transaction is contingent upon the approval of the shareholders of both companies, upon certain regulatory approvals and other conditions. The Company expects to notice a special meeting of the shareholders prior to the fall of 1998, and anticipates that the merger will be completed by December 31, 1998. However if it is not completed by that date the Company or Infectech may terminate and abandon the merger.

Employees

  Mr. Israel Rubinstein has, since June 1, 1996, acted as President, Chief Executive Officer and a Director. Mr. Rubinstein served without remuneration until December 31, 1997. The Company has no full-time employees and no employee of the Company earned in 1997, or is currently earning annually, as much as $50,000. (See
Item 10, "Executive Compensation")


                ITEM 2.  DESCRIPTION OF PROPERTY

  As of December 31, 1997, the Company did not and currently does not own or lease any real property.

  The Company's current street and mailing address is:

Regal One Corporation
551 Driftstone Avenue
Las Vegas, NV  89123
(702) 897-5331

  The Company did not and currently does not have any tangible fixed assets as of December 31, 1997


                   ITEM 3.  LEGAL PROCEEDINGS

  The Company has no current legal proceedings pending.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  For the fourth quarter of the fiscal year ending December 31, 1997, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.


PART II
=======

    ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS

Market Information

  The Company's shares of common stock trade on the OTC Bulletin Board under the symbol "RONE". The following table sets forth the range of high and low bid quotes of the Company's common stock per quarter as provided by NASDAQ Trading and Marketing Services (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).


Common Stock         1997            1996            1995
                 High    Low     High    Low     High    Low

Quarter ended:

March 31:         .75   .688     2.25    .375     .30    .25
June 30:         1.50   .500     1.625   .3125   1.25    .25
September 30:    1.23   .583      .75    .375    3.00    .375
December 31:      .563  .313     1.3125  .325    1.50    .75

Quarter ended March 31, 1998:

              High:     1.25
              Low:      0.3125

Shareholders

  As of May 25, 1998, there were approximately 608 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares in "street name".

Dividend Matters

  The Company has not paid or declared any dividends upon its common stock since its inception, and does not contemplate or anticipate paying any dividends in the foreseeable future. Any future declaration of cash or stock dividends will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements, earnings, and liquidity of the Company as well as other factors that the Board of Directors may deem relevant.

          ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                     AND PLAN OF OPERATION

  The following discussion should be read in conjunction with the Company's financial statements and notes thereto included in
Item 7 of this Form 10-KSB report.

  The Company was incorporated in 1959 in Florida. Since that time, the Company has owned and operated, and subsequently sold off, a number of businesses. During 1987, the Company pursued a policy of using its common stock to purchase, either in fee simple or as an irrevocable option to purchase, a number of parcels of real estate, in the form of commercial, industrial, residential and development stage land parcels. In 1992, market conditions for real estate were no longer deemed to be favorable and the Company decided to abandon its real estate operations and pursue other courses of operation.

  In January, 1993, the Company agreed to acquire Xechem, Inc., a development-stage company engaged in the research and development of pharmaceuticals from plants and other naturally-occurring sources. However, the transaction was terminated in January, 1994 pursuant to a settlement agreement.

  In August, 1995, the Company acquired all of the issued and outstanding common stock of Carbonex Systems Corporation ("Carbonex"). In June, 1996, the Company entered into a Stock Exchange, Settlement Agreement and General Release whereby the Company exchanged with its then-principal shareholders, Gene Bemel and members of his family, all of the issued and outstanding common stock of Carbonex for 255,035 shares of Preferred Stock.

  In November, 1996, the Company executed a Letter of Intent to acquire all of the issued and outstanding stock of Quality Franchise Systems, Inc. However a final agreement was never completed and the Company is no longer pursing this acquisition.

  In July, 1997, the Company announced the acquisition of Safesight, Inc., a development-stage company engaged in the design of vehicle anti-collision warning products. However, in August, 1997, the parties elected not to proceed with the transaction because of the inability to obtain adequate funding for operations.

  In April, 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech. Infectech, founded in 1989, is a development-stage biotechnology company which owns 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria. (See Item 1, "Description of Business - Current Operations")

Plan of Operation

  Through December 31, 1997, the Company had no active business operations but continued to pursue acquisition candidates. The independent auditor's report for the fiscal year ended December 31, 1997 will include an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses and, at December 31, 1997, has a stockholders' deficit. The Company's ability to continue as a going concern depends upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or complete a successful merger. In April, 1998, the Company agreed to a reverse acquisition of Infectech, Inc. (See Item 1, "Description of Business - Current Operations" and Item 13, "Exhibits and Reports on Form 8-K - Reports on Form 8-K"). No assurances can be given that the Company will complete the acquisition of Infectech.

Liquidity and Capital Resources - December 31, 1997 Compared to
December 31, 1996

  During the current year, the Company had continuing losses from operations. There can be no assurances that the Company will be able to secure long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company's lack of liquidity is reflected in the table below, which shows comparative working capital (current assets less current liabilities) which is an important measure of the Company's ability to meet its short-term obligations.

                    December 31, 1997        December 31, 1996

Working Capital
 (deficit)             $ (108,752)              $ (56,778)

  The Company's financial condition at December 31, 1997 reflects an immediate inability to meet its short-term obligations. At December 31, 1997, the Company had $55 cash on hand. The liabilities of the Company at December 31, 1997 aggregated $108,752, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

  Since April, 1998, the Company has relied on Infectech for the infusion of capital to fund basic operations, principally fees due to accountants and lawyers. Additionally, the Company can expect a further infusion of capital from the exercise of common stock warrants from the Company's Stock Option Plan if share prices increase. The Company's Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company.
In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May, 1995, holders have exercised options to purchase 548,506 shares of common stock. No options were exercised during the year ended December 31, 1997, leaving 2,451,494 yet available, with an amended expiration date of March 31, 1999. (See the Company's 14c, filed April 8, 1998).

  As of December 31, 1997, the Company remains generally delinquent on most of its accounts payable obligations.

Capital Expenditures and Commitments

  During the fiscal year ended December 31, 1997, the Company had no capital expenditures. In the near term, the Company believes its capital will principally be expended for accountants, auditors, attorneys, interim salaries and related office expenses. The amount of such additional capital required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or merger acquisition candidate on satisfactory terms.

Results of Operations - The fiscal year ended December 31, 1997 compared to the fiscal year ended December 31, 1996.

  The Company reported no cash revenues for the current or prior year. During the years ended December 31, 1997 and 1996, the Company had a net loss of $51,974 and net income of $48,822, respectively. The net income in 1996 resulted primarily from a gain on the sale of Carbonex common stock of $295,803 when accrued interest and amounts due to a former officer of the Company were assumed by the purchaser of the Carbonex common stock, a former officer, director and principal shareholder of the Company. During the years ended December 31, 1997 and 1996, operating expenses were $67,989 and $30,754, respectively. The increase in expenses in 1997 was primarily due to an increase in consulting and professional fees. For the year ended December 31, 1997, expenses were offset by a forgiveness of debt of $16,015. An equity loss on a subsidiary sold was $246,227 for the year ended December 31, 1996.

Factors that may affect future results

  A number of uncertainties exist that may affect the Company's future operating results, including the possibility of uncertain general economic conditions, market acceptance of the Company's planned future operations, the Company's ability to manage expense growth and the ability to acquire long-term funding (including costs of the Infectech merger).


ITEM 7.  FINANCIAL STATEMENTS

The following financial statements listed in the table below have been prepared in accordance with the requirements of item 310 (a) of Regulation SB (see Item 13).

                                                           Page

Independent Auditor's Report                               F-2

Balance Sheet at December 31, 1997                         F-3

Statement of Operations for the fiscal years ended
  December 31, 1997 and December 1996                      F-4

Statements of Shareholders' Equity(Deficit)
  for the fiscal years ended December 31, 1997
  and December 31, 1996                                    F-5

Statement of Cash Flows for the fiscal years ended
  December 31, 1997 and December 31, 1996                  F-6

Notes to the Financial Statements                          F-8


     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants with respect to accounting and/or financial disclosure for any periods reported on in this Form 10-KSB.


PART III
========

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

The following table sets forth certain information concerning the current directors and executive officers of the Company:

Name                       Age            Position

Israel Rubinstein          70             President, Chief Executive
                                          Officer and Director

Dr. Malcolm R. Currie      71             Chairman of the Board

Richard Babbit             72             Secretary, Treasurer and
                                          Director

Michael Platt              56             Director

  Each director holds office for a one-year term until his successor has been elected and qualified at the annual meeting of the Company's shareholders. The members of the Board of Directors serve without remuneration. Corporate Officers are elected by the Board of Directors and serve at the discretion of the Board.

  Israel Rubinstein has been President, Chief Executive Officer and a Director of the Company since 1975, except for the period from August 7, 1995 to June 1, 1996, when Mr. Gene Bemel was President as part of the Carbonex acquisition. From 1977 to 1984, Mr. Rubinstein owned and operated several travel agencies and was also involved in real estate development projects in Southern California. In 1972, Mr. Rubinstein founded Regal Mufflers Centers, a franchise network which grew to over 100 muffler shops by 1976. This network was subsequently merged into the Company. Previously, in 1961, Mr. Rubinstein formed Lawn-Mat Chemical and Equipment Corporation, the first Company to utilize automated mechanical equipment to serve suburban property owners' demand for landscaping and lawn care services.

  Dr. Malcolm Currie was appointed as Chairman of the Board of Directors of the Company in August, 1995. From 1969 to 1973, Dr. Currie was the Undersecretary of Research and Engineering for the Office of Defense. From 1973 to 1977, Dr. Currie was President of the Missile Systems Group for Hughes Aircraft Corporation. From 1977 to 1988, Dr. Currie started as Executive Vice President and eventually became Chief Executive Officer and Chairman of the Board of Delco Electronics Corporation. From 1992 to present, Dr. Currie has been Chairman Emeritus of Hughes Aircraft Corporation. Dr. Currie is also on the Board of Directors of Unocal Oil. Dr. Currie obtained a graduate MBA from the University of California, Berkeley, and a PhD in Research Engineering at the University of California, Berkeley.

  Richard Babbitt was appointed as the Secretary and Treasurer and a member of the Board of Directors of the Company in August, 1995. Mr. Babbitt has been the President of the Medical Supply Company, Bl Industries, American Safety Equipment Corporation, and Bl Advisors. Mr. Babbitt is an international marketing consultant to Teikuro Corporation and Cosmo Corporation in Japan. Mr. Babbitt is also a member of the Board of Directors of Unisyn Biowaste Technology and Interstate Safety Corporation. Mr. Babbitt obtained an undergraduate degree from Purdue University.

  Mr. Michael E. Platt was appointed as a member of the Board of the Directors of the Company in August, 1995. Michael E. Platt is President of Fresh Food Ventures, Inc. Mr. Platt co-founded Peerless Industrial Group, Inc. ("Peerless") in 1983, and was responsible for building it to an organization of more than 500 people, raising capital, taking the company public in 1985 and developing 12 Fuddruckers Restaurants in four Midwestern states. In 1994, Peerless sold its Fuddruckers Restaurants and in 1995 completed the acquisition of the Peerless Chain Company, a major domestic marketer of various chain products. Mr. Platt served as a Director of New Products for Kentucky Fried Chicken Corporation, and in various marketing positions at General Foods Corporation.

  In August, 1995, Edward Wishner and Stephen F. Burg resigned as members of the Board of Directors.


Compliance with Section 16 of The Securities Exchange Act 1934

  To the Company's knowledge, based on a review of such materials as are required by the SEC, no officer, director, or beneficial holder of more than five percent of the Company's issued and outstanding shares of common stock has filed with the SEC any form or report required to be so filed pursuant to section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 1997 or prior thereto (see Item 11 for a list of the Company's officers, directors and beneficial holders of more than five percent of the Company's issued and outstanding shares of common stock).

  Based solely on a review of such materials as is required by the SEC, the Company is not aware of any transactions that were not reported.


                ITEM 10.  EXECUTIVE COMPENSATION

  There was no cash compensation paid by the Company to the executive officers of the Company for the fiscal years ended
December 31, 1997 and 1996.


             ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

  The persons set forth on the chart below are known to the Company to be the beneficial owners of more than five percent of the Company's outstanding voting common stock as of April 20, 1998. Information concerning the number and percentage of shares of voting common stock of the Company owned on record and beneficially by management is set forth on the chart below:

                           Shares of common         Percent of
Name and Address of        stock beneficially       common stock
beneficial owner           owned                    owned


Israel and Ahuva Rubinstein     131,840              10.9%
551 Drift Stone Avenue
Las Vegas, Nevada  89123

Yifal Shaham                     60,625               5.0%
9720 Holcolm Street
Los Angeles, CA  90035

All Directors and Officers      131,840              10.9%
as a group (4 persons)

    (1) Based upon 1,196,342 shares of common stock issued and outstanding as of April 20, 1998. This does not take into account 208,965 shares of Preferred stock representing in the aggregate 24,296,500 common shares votes. Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 96,750 shares (46.3%) are held by the Directors of the Company (Dr. Malcolm Currie, 30,000 shares; Richard Babbit, 30,000 shares; Michael Platt, 36,750 shares).



    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.


           ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

  None.

  A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on March 31, 1998 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

Reports on Form 8-K

  In April, 1998, the Company entered into a Plan and Agreement of Merger with Infectech, a Delaware Corporation ("Infectech").
The Company will issue approximately 26,320,520 Shares of common stock to Infectech's stockholders so that on the effective date of the merger, the shareholders of Infectech will own, in the aggregate, 85% of the common stock of the Company. Upon closing, the Company will change its name to Infectech, Inc., and the shareholders of Regal One as a group will own 15%. The Board of Directors of Infectech will become the Board of Directors of the Company. For each share of Infectech's issued and outstanding common stock, its stockholders will receive approximately 3.01 shares of Regal One common stock, subject to further adjustment downward for issuances of securities by Infectech pursuant to stock options, consulting agreements or other private offerings. The Company must cause holders of its Preferred Stock to convert their shares into an aggregate of not more than 3,447,923 shares of common stock, which together with a current 1,196,342 Shares of common stock outstanding, will result in a total of 30,964,785 shares to be outstanding upon closing of the merger. The transaction is contingent upon the approval of the shareholders of both companies, upon certain regulatory approvals and other conditions. One condition of the merger is that the Securities and Exchange Commission must declare effective the Company's registration of the Shares of common stock to be issued to Infectech. Another condition of the merger is that Infectech raise a minimum of $300,000 through an offering or other funding source prior to June 30, 1998. The companies anticipate that a merger will be completed prior to year end; however, if the merger is not completed by December 31, 1998, either the Company or Infectech may terminate and abandon the merger. The companies are currently exploring different structures of this transaction which may be more time and cost efficient.


                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                REGAL ONE CORPORATION


Date:_________________          /s/ Israel Rubinstein
                                Israel Rubinstein, President


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities end on the dates indicated.

Signatures                 Title                         Date


/s/ Israel Rubinstein      President, Principal          ____
Israel Rubinstein          Executive Officer and
                           a Director


/s/ Malcolm R. Currie      Chairman of the Board,        ____
Dr. Malcolm R. Currie      and a Director


/s/ Richard Babbitt        Secretary, Treasurer and      ____
Richard Babbitt            a Director


/s/ Michael E. Platt       Director                      ____
Michael E. Platt

Albright, Persing & Associates, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS
1025 Ridgeview Dr., Suite 300
Reno, Nevada 89509
Phone (702) 826-5432
FAX (702) 826-5510


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors
Regal One Corporation

  We have audited the accompanying balance sheets of Regal One Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 1997 and 1996 and the results of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at December 31, 1997 and 1996, has a stockholders' deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Reno, Nevada
May 20, 1998

                          REGAL ONE CORPORATION
                              BALANCE SHEETS
                        December 31, 1997 and 1996
                      (See Accountants' Audit Report)




                                             1997           1996

                                  ASSETS

Current Assets
  Cash                                    $     55       $   15,150
                                          ========       ==========
                                                55           15,150
Other Assets
  Deferred tax asset, net (Note 8)               -                -
                                          =========      ===========
       Total Assets                       $     55       $   15,150



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Due to stockholders                     $    2,411     $        -
  Accounts payable and accrued
    liabilities                              106,398         71,928
       Total Current Liabilities             108,809         71,928

Stockholders' Equity (Deficit) (Note 6)
  Preferred stock, no par value.
    Authorized 50,000,000 shares;
    issued and outstanding 208,965
    shares in 1997 and 1996                      500            500
  Common stock, no par value.
    Authorized 50,000,000 shares;
    issued and outstanding 1,196,342
    shares in 1997 and 1,196,875
    shares in 1996                         5,941,113      5,941,113
  Accumulated deficit                     (6,050,367)    (5,998,391)

       Net Stockholders' Equity (Deficit)   (108,754)       (56,778)
                                          ===========    ===========
       Total Liabilities and Stockholders'
            Equity (Deficit)              $       55     $   15,150

                           REGAL ONE CORPORATION
                         STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1997 and 1996
                      (See Accountants' Audit Report)


                                               1997           1996
Expenses:
  Consulting and outside services         $    14,575    $    10,000
  Professional services                        48,674         16,694
  Research and development                          -          3,500
  Other, selling, general and
     administrative expenses                    4,417            560
                                               ------         ------
                                               67,666         30,754

       Operating Loss                         (67,666)       (30,754)

Other income (expense):
  Gain on disposal of Carbonex
   Systems (Note 2)                                 -        295,803
  Non-refundable deposit income                     -         30,000
  Equity earnings (loss) of subsidiary
   sold (Note 2)                                    -       (246,227)
                                               ------       ---------
                                                    -         79,576

Net income (loss) before extraordinary item  (67,666)         48,822

Extraordinary item - gain on extinguishment
 of debt (net of income tax of $0)            15,690               -

                                             ========        =======
      Net Income (Loss)                  $   (51,976)   $     48,822

Earnings per common share:
      Income (loss) from continuing
       operations before extraordinary
       items                             $      (.05)   $        .04

      Extraordinary items                $       .01    $         -
                                              =======        =======
      Net income                         $      (.04)   $        .04

Earnings per common share - assuming dilution:
       Income (loss) from continuing
        operations before extraordinary
        items                            $      (.05)   $        .00

       Extraordinary items               $       .00    $         -
                                              =======        =======
       Net income                        $      (.04)   $        .00

                                           REGAL ONE CORPORATION
                                    STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  Years Ended December 31, 1997 and 1996
                                      (See Accountants' Audit Report)

                                                                                                Net
                                                                                            Stockholders'
                              Preferred Stock          Common Stock         Accumulated        Equity
                             Shares     Amount       Shares      Amount       Deficit         (Deficit)


Balance, December 31, 1995   464,000   $  500      1,024,674   $5,801,113   $(6,047,213)    $ (245,600)

Return of series B preferred
  stock in connection with
  sale of Carbonex Systems
  (Note 2)                  (255,035)      -           -             -            -               -

Warrants exercised for the
  purchase of common stock
  during 1996                    -         -         159,901      130,000         -            130,000

Warrants exercised for the
  purchase of common stock
  during 1996                    -         -          12,300       10,000         -             10,000

    Net Income                   -         -            -            -           48,822         48,822

Balance, December 31, 1996   208,965      500      1,196,875    5,941,113    (5,998,391)       (56,778)

Adjustment to number of shares
  for prior stock split          -         -            (533)        -            -               -

Net (Loss)                       -         -            -            -          (51,976)       (51,976)
                             =======    =====      =========   ==========   ============    ===========
Balance, December 31, 1997   208,965   $  500      1,196,342  $ 5,941,113   $(6,050,367)    $ (108,754)

                                   REGAL ONE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                December 31, 1997 and 1996
                              (See Accountants' Audit Report)


                                          1997           1996
Cash flows from operating activities:
  Net income (loss)                  $   (51,976)   $    48,822

  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
       Depreciation and amortization      -              83,010
       Gain on sale of Carbonex           -            (295,803)
       Increase (Decrease) in accounts
                payable and accrued
                liabilities              36,881           7,973

            Total Adjustments            36,881        (204,820)

            Net cash used by
              operating activities      (15,095)       (155,998)

Cash flows from financing activities:
  Proceeds from issuance of common
    stock                                 -             130,000
  Repayment of contracts payable          -             (50,000)
  Proceeds from notes payable             -             100,085
  Repayment of notes payable to
    stockholders                          -                -
  Net repayments of loans payable
    to stockholders                       -             (15,000)

            Net cash provided (used)
              by financing activities     -             165,085

            Net increase (decrease)
              in cash                   (15,095)          9,087

Cash at beginning of year                15,150           6,063

Cash at end of year                 $        55    $     15,150

                                   REGAL ONE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                December 31, 1997 and 1996
                              (See Accountants' Audit Report)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                            1997           1996

  Cash paid during the year for interest  $      -       $      -

  Cash paid during the year for income
    taxes                                 $      -       $      -



SUPPLEMENTAL DISCLOSURE OF OTHER INVESTING AND FINANCING ACTIVITIES:

  During 1996, the Company issued 12,300 shares of stock in exchange for a $10,000 account payable.


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

  Regal One Corporation (the "Company") located in Las Vegas, Nevada, is a Florida Corporation originally incorporated as Electro-Mechanical Services, Inc., in 1959 in Florida. The Company has been involved in a variety of industries including automobile mufflers, real estate, and the pharmaceutical and health fields. The Company is currently not in formal business operations, but is actively seeking a merger candidate.

  The Company has not generated significant revenue during the years ended December 31, 1997 and 1996, and has funded its operation primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern Company. There can be no assurance that the Company will be able to obtain additional funding, and, if available, will be obtained on terms favorable to or affordable by the Company. The Company's management is currently exploring a merger option. Ultimately, however, the Company will need to achieve profitable operations and/or merge with a going concern Company in order to continue as a going concern.

  In addition, the Company has suffered recurring losses and at December 31, 1997 has a shareholders' deficit. These factors indicate that the Company's ability to continue as a going concern is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company. The Company is seeking a merger candidate and believes that a successful merger will occur in the near future.

  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

  Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"). The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values. Active markets for the Company's other financial instruments that are subject to the fair value disclosure requirements of SFAS No. 107 do not exist and there are no quoted market prices for these instruments. Accordingly, it is not practicable to estimate the fair values of such financial instruments because of (1) the limited information available to the Company, (2) the significance of the cost to obtain independent appraisals for this purpose, and (3) due to the immateriality of such amounts.

Income Taxes

  In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Effective January 1, 1993, the Company adopted SFAS No. 109.
The application of SFAS No. 109 had an immaterial effect on the Company's financial statements for the periods prior to January 1, 1993 due to operating losses incurred by the Company in 1993 and prior years.

Concentrations of Credit Risk

  Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Earnings per share

  The Company adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual periods ending after December 15, 1997. As provided by SFAS No. 128, prior earnings per share amounts for the year ended December 31, 1996 have been recomputed under the provisions of the new standard, and appropriately restated. The effect of the restatement was to decrease diluted earnings per share from $.01 to $.00. There was no effect on basic earnings per share.


NOTE 2 - ACQUISITION OF CARBONEX SYSTEMS CORPORATION

  On August 7, 1995, the Company acquired all the outstanding shares of common stock of Carbonex Systems Corporation ("Carbonex"), in a business combination accounted for as a purchase. Carbonex Systems Corporation is a development stage Delaware corporation owning certain exclusive rights to a proprietary emission reduction system for internal combustion engines. The results of operations of Carbonex Systems Corporation is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $-0-, because the fair market value of the assets of Carbonex Systems was equal to the liabilities assumed.

  During 1996, the Company entered into a "Stock Exchange, Settlement Agreement, and General Release", effective June 1, 1996. The agreement called for the exchange of all the outstanding Carbonex shares acquired in the above acquisition for 255,035 shares of the Company's Preferred Series B stock issued to effect the acquisition. The transaction resulted in a gain of $295,803, which has been included in operations in 1996. The Company's share of the equity in the undistributed earnings (loss) of Carbonex Systems for 1996, through the date of sale, was $(246,227), and is included in other income.

  Following is a summary of net assets and results of operations of Carbonex Systems as of June 1, 1996, and for the periods then ended:

  Cash and cash equivalents          $           70
  Receivables                                 1,960
  Patent, net of accumulated
    amortization                          2,858,738
       Total Assets                       2,860,768

  Accounts payable                          (66,095)
  Contracts payable                      (2,800,000)
  Other current liabilities                (762,930)
                                     ===============
       Net Assets                    $     (768,257)

  Sales and other revenue            $            -
  Expenses                                  246,227

  Income before income taxes               (246,227)
  Income taxes                                    -
                                     ===============
       Net Loss                      $     (246,227)


NOTE 3 - PATENT RIGHTS

  The Company had a license and Patent Assignment Agreement
which grants it an exclusive worldwide license to a proprietary emission reduction system for internal combustion engines upon full payment of $3,000,000 plus interest at a rate of 6% per annum payable over an 18 month period. The patent is being amortized over its estimated life of 18 years. The following is a recap of the patent:
                                       1997      1996

  Patent cost                        $    -    $    -
  Less: accumulated amortization          -         -

       Net Patent Cost               $    -    $    -


  In 1996, the patent was sold along with the sale of Carbonex
(see Note 2).


NOTE 4 - CONTRACT PAYABLE

  As a part of the acquisition of Carbonex (see Note 2), the Company assumed the License and Patent Assignment Agreement between Carbonex and the patent inventor. The agreement obligates Carbonex to pay the inventor, who is the brother of the Chairman of the Board of Carbonex and the Chief Executive Officer of the Company, $3,000,000 within 18 months, after which Carbonex will own the issued patent together with all other proprietary rights thereto. This note was transferred to Carbonex's responsibility on June 1, 1996 (Note 2).


NOTE 5 - STOCKHOLDERS' DEFICIT

  The authorized number of shares of preferred stock is 50,000,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 1996, the Company has authorized 50,000 shares of series A preferred stock and 464,000 shares of series B convertible preferred stock. At December 31, 1997 and 1996, there were no outstanding shares of series A preferred stock. At December 31, 1997 and 1996, 208,965 shares of series B preferred stock were outstanding.

  Holders of series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock. The series A preferred stock has certain dividend and liquidation preferences over common stockholders.

  Holders of series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock. The series B preferred stock is entitled to a noncumulative dividend of 8.75% of revenues which exceed $5,000,000. At the option of the holder of series B preferred stock, each share can be converted to common stock at a rate of 100 shares of common for each share of preferred.

  On various dates during 1996, the Company issued 172,201 shares of common stock for an aggregate amount of $140,000.

  As of December 31, 1997 and 1996, no dividends have been declared on the series A or series B convertible preferred stock.


NOTE 6 - STOCK OPTIONS

  On May 3, 1995, the Company adopted a stock option plan to provide incentives to those individuals who serve or have served the Company as employees, officers, directors or consultants. Under the plan, the Board of Directors is authorized to grant option to individuals who have contributed, or will contribute to the well being of the Company.

  The Company applies APB Opinion 25 in accounting for its fixed stock option plan. Accordingly, since the market value and the option price of the Company's stock were equal on the measurement date, no compensation cost has been recognized for the plan in 1997 or 1996. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:

                                     1997           1996
    Net Income (Loss)

      As reported               $   (51,976)   $   48,822

      Pro forma                 $  (663,524)   $ (562,726)

  Basic Earnings Per Share

      As reported               $     (.04)    $      .04

      Pro forma                 $     (.55)    $     (.48)

  Diluted Earnings Per Share

      As reported               $     (.04)    $      .00

      Pro forma                 $     (.55)    $     (.48)


  For purposes of estimating the fair value of each option granted in accordance with FASB 123, the Black-Scholes Model was used. The following assumptions were made in estimating fair value:

  Dividend yield                          0%
  Risk-free interest rate                 8.50%
  Expected life                           3 years
  Expected volatility                     124.42%


  Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $611,548 in 1997 and $611,548 in 1996.

  Following is a summary of the status of options outstanding during the years ended December 31, 1997 and 1996:



                               Year Ended 12/31/97           Year Ended 12/31/96

                                         Weighted                      Weighted
                              Number     Average            Number     Average
                                of       Exercise             of       Exercise
                              Shares     Price              Shares     Price

Outstanding at January 1     2,451,494  $ .8125            2,623,695  $ .8125

Granted                           -         -                   -         -
Exercised                         -         -               (172,201)   .8125
Forfeited                         -         -                   -         -

Outstanding at December 31   2,451,494  $ .8125            2,451,494  $ .8125

Options exercisable at
 December 31                 2,451,494  $ .8125            2,451,494  $ .8125

Weighted average fair value
 of options granted during
 1997 and 1996                          $    -                        $   -



NOTE 7 - EARNINGS PER SHARE

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                  1997           1996
  Income from continuing operations before
    extraordinary items                        $ (67,666)     $  48,822

  Less: preferred dividends                         -              -

  Income available to common stockholders
    used in basic EPS                          $ (67,666)     $  48,822

  Income available to common stockholders
    used in basic EPS                          $ (67,666)     $  48,822

  Convertible preferred stock                       -              -

  Income available to common stockholders
    after assumed conversions of dilutive
    securities                                 $ (67,666)     $  48,822

  Weighted average number of common
    shares used in basic EPS                   1,196,342      1,169,124

  Effect of dilutive securities:
    Stock options                                  -            289,326
    Convertible preferred stock                    -         31,522,958

  Weighted number of common shares and
    dilutive potential common stock used in
    diluted EPS                                1,196,342     32,981,408



  For the year ended December 31, 1997, options on 332,516 shares of common stock were not included in computing diluted EPS, nor was preferred stock convertible into 20,896,500 common shares because their effects were antidilutive.


NOTE 8 - INCOME TAXES

  As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 109 effective January 1, 1993. One of the provisions of Statement 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 1997 and 1996, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:


                                         1997          1996

Net operating loss carryforwards     $   582,779    $  566,516
Less: valuation allowance               (582,779)     (566,516)
                                     ============   ===========
                                     $      -       $     -


  Due to operating losses incurred by the Company, the Company established a related valuation allowance of $582,779 at December
31, 1997.

  As of December 31, 1997, the Company has net operating loss carryforwards of approximately $1,714,057 for Federal income tax return purposes, which expire through 2012. The future tax benefits are dependent upon the Company's ability to generate future earnings.


NOTE 9 - SUBSEQUENT EVENTS

  On April 3, 1998, the Company entered into a "Plan and
Agreement of Merger" (the "Agreement") with Infectech, a Delaware corporation. The Agreement calls for the Company to form a wholly-owned subsidiary corporation, incorporated under the laws of the State of Delaware, into which Infectech will transfer and assign all of its assets. Through the terms of the Agreement, the Company and its subsidiary, the surviving entities, will acquire all of the outstanding common stock of Infectech, and Infectech will cease to exist.

  The completion of the merger requires stockholder approval from both Companies and other conditions which had not been met as of the date of these financial statements.

[ARTICLE] 5

[PERIOD-TYPE]                                        12-MOS
[FISCAL-YEAR-END]                                    DEC-31-1997
[PERIOD-END]                                         DEC-31-1997
[CASH]                                                        55
[SECURITIES]                                                   0
[RECEIVABLES]                                                  0
[ALLOWANCES]                                                   0
[INVENTORY]                                                    0
[CURRENT-ASSETS]                                              55
[PP&E]                                                         0
[DEPRECIATION]                                                 0
[TOTAL-ASSETS]                                                55
[CURRENT-LIABILITIES]                                     108809
[BONDS]                                                        0
[COMMON]                                                 5941113
[PREFERRED-MANDATORY]
[PREFERRED]                                                  500
[OTHER-SE]
[TOTAL-LIABILITY-AND-EQUITY]                                  55
[SALES]                                                        0
[TOTAL-REVENUES]                                               0
[CGS]                                                          0
[TOTAL-COSTS]                                              63249
[OTHER-EXPENSES]                                            4417
[LOSS-PROVISION]                                           67666
[INTEREST-EXPENSE]                                             0
[INCOME-PRETAX]                                           (51976)
[INCOME-TAX]                                                   0
[INCOME-CONTINUING]                                            0
[DISCONTINUED]                                                 0
[EXTRAORDINARY]                                            15690
[CHANGES]                                                      0
[NET-INCOME]                                              (51976)
[EPS-PRIMARY]                                               (.04)
[EPS-DILUTED]                                               (.04)