Form 10KSB/A
period 1997-12-31
REGAL ONE CORP
filed 1998-08-06
CIK 845385

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                         _______________
                          FORM 10-KSB/A
                         _______________
(Mark One)

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

EXHIBIT INDEX

     Exhibit 27 - Financial Data Schedule for the fiscal year ended
                  December 31, 1997.


                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                REGAL ONE CORPORATION


Date: 8/5/98                    /s/ Israel Rubinstein
                                Israel Rubinstein, President


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                 Title                         Date


/s/ Israel Rubinstein      President, Principal          8/5/98
Israel Rubinstein          Executive Officer and
                           a Director


/s/ Malcolm R. Currie      Chairman of the Board,        8/5/98
Dr. Malcolm R. Currie      and a Director


/s/ Richard Babbitt        Secretary, Treasurer and      8/5/98
Richard Babbitt            a Director


/s/ Michael E. Platt       Director                      8/5/98
Michael E. Platt