Form 10QSB
period 1998-03-31
REGAL ONE CORP
filed 1998-10-16
CIK 845385

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended March 31, 1998



     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition
          period from         to


Commission File No. 0-17843

                             REGAL ONE CORPORATION
                 (name of small business issuer in its charter)


FLORIDA
95-4158065
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

551 Driftstone Avenue, Las Vegas, NV                                     89123
(Address of principal executive offices)                             (Zip Code)


Issuer's telephone number:                                       (702) 897-5331


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

            Yes X   No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:
1,196,875 shares as of September 8, 1998.

                             REGAL ONE CORPORATION
                 Form 1O-Q for the quarter ended March 31, 1998


              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information

Item 1.   Financial Statements (unaudited):                 Page

          Balance Sheet as of March 31, 1998                 3

          Statements of Operations for the quarters ended    4
          March 31, 1998 and 1997

          Statements of Cash Flows for the quarters ended    5
          March 31, 1998 and 1997

          Notes to the Financial Statements                  6

Item 2.   Managements discussion and Analysis of Plan of    10

          Operation


Part II.  Other Information

Item 1.   Legal Proceedings                                 12

Item 2.   Changes in Securities                             12

Item 3.   Defaults upon Senior Securities                   12

Item 4.   Submission of Matters to a Vote of Security       12
          holders

Item 5.   Other Information                                 12

Item 6.   Exhibits and reports on form 8-K                  12

          SIGNATURES                                        14

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                             REGAL ONE CORPORATION
                                 Balance Sheet
                                  (Unaudited)


                                                  March 31, 1998

ASSETS
Cash                                              $       160
                                                  ___________
Total Assets                                      $       160



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Accounts Payable and accrued expenses             $    87,272
Due to Officer and Shareholder                         10,500
                                                  ___________
Total Liabilities                                 $    97,772

Stockholders' Equity (Deficit):
Preferred Stock; $.Ol par value, authorized 50,000,000 shares;
     Series A Preferred Stock; No shares
     Issued and Outstanding                               -0-
     Series B Preferred Stock
     Issued and Outstanding 208,965 shares                500

Common Stock; no par value, authorized 50,000,000 shares;
Issued and Outstanding 1,196,875 shares             5,941,138
Accumulated Deficit                               ( 6,039,250)
                                                  -----------
Total Stockholders' Equity (Deficit)              (    97,612)

Total Liabilities and Stockholders'               ___________
Equity (Deficit)                                  $       160


See accompanying Notes to Financial Statements

                             REGAL ONE CORPORATION
                            Statement of Operations
                                  (Unaudited)


                                        For the Three Months ended
                                                 March 31

                                             1998             1997
                                             ----             ----
Revenues                                  $    -0-         $   -0-

Operating Expenses:
  General and Administrative                  16,270          17,622
  expenses                                  __________       _________

 Loss From Operations                        (16,270)        (17,622)

Other Income (expense):                       25,000           -0-
                                            ----------       ---------
Income (Loss) Before income taxes              8,730         (17,622)

Provision for Income Taxes                     -0-             -0-
                                            __________       _________
Net Income (Loss)                        $     8,730      $  (17,622)


Net Income (Loss) per share              $ (  0.01)       $ ( 0.01)
                                           ==========       =========

Weighted average common and
common equivalent shares outstanding       1,196,875       1,196,875


See accompanying Notes to Financial Statements

                             REGAL ONE CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)

                                              For the Three Months ended
                                                       March 31


Cash flows from operating activities:               1998           1997

Net Loss                                         $   8,729       $(17,622)

Adjustments to reconcile net loss to net cash used by operating activities:

Increase (Decrease) in accounts payable            (19,124)         6,172
      and accrued expenses
     Increase in due to Officer                     10,500            -0-
                                                  __________     __________

          Total Adjustments                         (8,624)         6,172
                                                  __________     __________

Net cash used by operating activities                  105        (11,450)


Cash flows from investing activities:

Net cash provided by investing activities              -0-            -0-


Cash flows from financing activities:

Net cash used by financing activities                  -0-            -0-
                                                  __________     __________

Net Increase (Decrease) in cash                        105       ( 11,450)

Cash at beginning of period                             55         15,150
                                                  __________     __________
Cash at end of period                                  160          3,700
                                                  ==========     ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for
      Income taxes                                 $   -0-        $   -0-
      Interest                                     $   -0-        $   -0-

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

     From 1987 to 1992, the Company was engaged in the acquisition and holding of real estate, primarily in the Western United States. Until the end of 1992, the Company assets consisted primary of irrevocable options to acquire the real estate in exchange for shares of the Company's common stock. Generally, the Company would issue to the Seller of the property shares of its common stock with a fair value equal to the value of the real estate on the date of the agreement.

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

     On August 5, 1998, the Company announced that Infectech, Inc., had unilaterally acted to terminate the merger agreement between the two parties. Infectech stated as its reason that it had not been successful in raising the requisite $300,000 prior to June 30, 1998. Infectech further notified the Company that it proposes to arbitrate the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement.

Basis of Presentation

     The unaudited financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instruction to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited financial statements should be read in conjunction with the financial statement and notes thereto included in the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 1997. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the financial position, results of operation, and changes in cash flows of the Company. Operating results for the interim periods are not necessarily indicative of the results which may be expected for the entire year.


Income Taxes

     The Company did not provide for income taxes in the accompanying interim financial statements since the Company does not anticipate generating taxable income for the full year.


Net Income (Loss) Per Share Computation

     Net Income (Loss) per share is based on the weighted average number of common stock for all periods presented. The outstanding preferred stock and common stock warrants are not considered in the calculations because they are anti-dilusive.


NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

     For the fiscal year ended December 31, 1997, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at March 31, 1998, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger. In April, 1998, the Company agreed to a reverse acquisition of Infectech, Inc. (see Note 1). Since that time, the merger agreement has been terminated, and there can be no assurance that the Company will find a suitable candidate to replace Infectech or, if a suitable replacement is found, that a new merger can be structured on favorable terms.


NOTE 3 - STOCK OPTION PLAN

     The Company has a stock option plan for its employees, directors, officers, and consultants or advisors of the Company. In May 1995, 3,000,000 shares were registered on Form S-8 for this plan.


Managements Discussion and Analysis of Plan of Operation

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB report. In addition, the discussion of the Company's expected plan of operation included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, is incorporated herein in its entirety as the discussion of the Plan of Operation as required by Item 303(a) Regulation SB.

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

     In August, 1995, the Company acquired all of the issued and outstanding common stock of Carbonex Systems Corporation ("Carbonex"). In June, 1996, the Company entered into a Stock Exchange, Settlement Agreement and General Release whereby the Company exchanged with its then-principal shareholders, Gene Bemel and members of his family, all of the issued and outstanding common stock of Carbonex for 255,035 shares of Preferred Stock of the Company.

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

     In April, 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech. Infectech, founded in 1989, is a development-stage biotechnology company which owns 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria. (See Note 1, "Organization and Significant Accounting Policies"). However, in August, 1998, the merger agreement was terminated because of Infectech's inability to raise adequate funds. As per the merger agreement, Infectech paid $25,000 to the legal firm of Resch, Polster, Alpert & Berger LLP to be applied towards legal expenses of the merger.


Liquidity and Capital Resources - March 31, 1998 Compared to December 31, 1997

     During the prior year and current quarter, the Company had continuing losses from operations. There can be no assurances that the Company will be able to secure long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company's lack of liquidity is reflected in the table below, which shows comparative working capital (current assets less current liabilities) which is an important measure of the Company's ability to meet its short-term obligations.

                       March 31, 1998           December 31, 1997

Working Capital
   (deficit)           $ (97,612)               $ (108,752)

     The Company's financial condition at March 31, 1998 reflects an immediate inability to meet its short-term obligations. At March 31, 1998, the Company had $160 cash on hand. The liabilities of the Company at March 31, 1998 aggregated $97,772, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

     Since April, 1998, the Company has relied on Infectech for the infusion of cash to fund basic operations, principally fees due to accountants and lawyers. Additionally, the Company could obtain a further infusion of capital from the exercise of common stock warrants from the Company's Stock Option Plan if share prices increase. The Company's Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company. In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May, 1995, holders have exercised options to purchase 548,506 shares of common stock. No options were exercised during the quarter ended March 31, 1998, leaving 2,451,494 yet available, with an amended expiration date of March 31, 1999. (See the Company's 14c, filed April 8, 1998).


Capital Expenditures and Commitments

     During the quarter ended March 31, 1998, the Company had no capital expenditures. In the near term, the Company believes its capital expenditures will principally be expended for office equipment. The amount of such additional capital required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or a merger acquisition candidate on satisfactory terms.


Results of Operations - The quarter ended March 31, 1998 compared to the quarter ended March 31, 1997.

     The Company reported no revenues for the quarters ended March 31, 1998 or 1997. During the quarters ended March 31, 1998 and 1997, operating expenses were $16,270 and $17,622, respectively (consisting primarily of professional and consulting fees). In addition, for the quarter ended March 31, 1998, the Company had other income of $25,000 from expenses paid by Infectech, Inc. (See
Note 1). As a result, the net income/loss for the quarter ended March 31, 1998 and 1997 were $8,730 and ($17,622), respectively.


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

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          None.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on March 31, 1998 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

          Reports on Form 8-K

     In April, 1998, the Company entered into a Plan and Agreement of Merger with Infectech, a Delaware Corporation ("Infectech"). The Company would issue approximately 26,320,520 Shares of common stock to Infectech's stockholders so that on the effective date of the merger, the shareholders of Infectech would own, in the aggregate, 85% of the common stock of the Company. Upon closing, the Company would change its name to Infectech, Inc., and the shareholders of Regal One as a group would own 15%. The Board of Directors of Infectech would become the Board of Directors of the Company. For each share of Infectech's issued and outstanding common stock, its stockholders would receive approximately 3.01 shares of Regal One common stock, subject to further adjustment downward for issuances of securities by Infectech pursuant to stock options, consulting agreements or other private offerings. The Company must cause holders of its Preferred Stock to convert their shares into an aggregate of not more than 3,447,923 shares of common stock, which together with a current 1,196,342 Shares of common stock outstanding, would result in a total of 30,964,785 shares to be outstanding upon closing of the merger. The transaction is contingent upon the approval of the shareholders of both companies, upon certain regulatory approvals and other conditions. One condition of the merger is that the Securities and Exchange Commission must declare effective the Company's registration of the Shares of common stock to be issued to Infectech. Another condition of the merger is that Infectech raise a minimum of $300,000 through an offering or other funding source prior to June 30, 1998. On August 5, 1998, the Company announced that Infectech, Inc., had unilaterally acted to terminate the merger agreement between the two parties. Infectech stated as its reason that it had not been successful in raising the requisite $300,000 prior to June 30, 1998. Infectech further notified the Company that it proposes to arbitrate the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement.

                                 SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 26, 1998

REGAL ONE CORPORATION
(Registrant)

By   /s/ Israel Rubinstein
     Israel Rubinstein, President