Form 10QSB
period 1998-06-30
REGAL ONE CORP
filed 1998-10-16
CIK 845385

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended June 30, 1998



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

                             REGAL ONE CORPORATION
                 Form 1O-Q for the quarter ended June 30, 1998


              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information

Item 1.   Financial Statements (unaudited):                 Page

          Balance Sheet as of June 30, 1998                  3

          Statements of Operations for the quarters ended    4
          June 30, 1998 and 1997

          Statements of Cash Flows for the quarters ended    5
          June 30, 1998 and 1997

          Notes to the Financial Statements                  6

Item 2.   Managements discussion and Analysis of Plan of    10

          Operation


Part II.  Other Information

Item 1.   Legal Proceedings                                 12

Item 2.   Changes in Securities                             12

Item 3.   Defaults upon Senior Securities                   12

Item 4.   Submission of Matters to a Vote of Security       12
          holders

Item 5.   Other Information                                 12

Item 6.   Exhibits and reports on form 8-K                  12

          SIGNATURES                                        14

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                             REGAL ONE CORPORATION
                                 Balance Sheet
                                  (Unaudited)

                                                  June 30, 1998

ASSETS

Cash                                              $       115
                                                  ___________
Total Assets                                      $       115



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Accounts Payable and accrued expenses             $   109,672
Due to Officer and Shareholder                         21,000
                                                  ___________
Total Liabilities                                 $   130,672

Stockholders' Equity (Deficit):
Preferred Stock; $.Ol par value, authorized 50,000,000 shares;
     Series A Preferred Stock; No shares
     Issued and Outstanding                               -0-
     Series B Preferred Stock
     Issued and Outstanding 208,965 shares                500

Common Stock; no par value, authorized 50,000,000 shares;
Issued and Outstanding 1,196,875 shares             5,941,138
Accumulated Deficit                               ( 6,072,195)
                                                  -----------
Total Stockholders' Equity (Deficit)              (   130,557)

Total Liabilities and Stockholders'               ___________
Equity (Deficit)                                  $       115


See accompanying Notes to Financial Statements

                             REGAL ONE CORPORATION
                            Statement of Operations
                                  (Unaudited)


                          For the Quarter ended         For the Six Months ended
                                June 30                           June 30

                               1998         1997        1998          1997
                               ----         ----        ----          ----

Revenues                     $    -0-      $   -0-     $   -0-       $   -0-

Operating Expenses
  General and Administrative    32,945       14,903      49,215        32,525
  expenses                    _________     _________   _________     _________

Loss From Operations           (32,945)     (14,903)    (49,215)      (32,525)

Other Income (expense):           -0-          -0-       25,000          -0-
                              ---------     ---------   ---------     ---------
Income (Loss) Before
  Income Taxes                 (32,945)     (14,903)    (24,215)      (32,525)

Provision for Income Taxes        -0-          -0-         -0-           -0-
                             __________     _________   __________    _________
Net Income (Loss)          $   (32,945)  $  (14,903)    (24,215)      (32,525)
                             ==========     =========   ==========    =========

Net Income (Loss) per
  share                    $   ( 0.01)   $  ( 0.01)    $  (  0.02)    $ ( 0.03)
                             ==========     =========   ==========    =========

Weighted average common and
common equivalent shares
outstanding                   1,196,875     1,196,875   1,196,875     1,196,875


See accompanying Notes to Financial Statements

                             REGAL ONE CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)

                                              For the Six Months ended
                                                      June 30

Cash flows from operating activities:               1998           1997

Net Loss                                          $(24,215)      $(32,525)

Adjustments to reconcile net loss to net cash used by operating activities:

Increase (Decrease) in accounts payable              3,275         17,375
      and accrued expenses
     Increase in due to Officer                     21,000            -0-
                                                  __________     __________

          Total Adjustments                         24,275         17,375
                                                  __________     __________

Net cash used by operating activities                   60        (15,150)


Cash flows from investing activities:

Net cash provided by investing activities               -0-            -0-


Cash flows from financing activities:

Net cash used by financing activities                   -0-            -0-
                                                  __________     __________

Net Increase (Decrease) in cash                         60       ( 15,150)

Cash at beginning of period                             55         15,150
                                                  __________     __________
Cash at end of period                                  115             -0-
                                                  ==========     ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for
      Income taxes                                 $   -0-        $   -0-
      Interest                                     $   -0-        $   -0-

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


NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

     For the fiscal year ended December 31, 1997, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at June 30, 1998, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger. In April, 1998, the Company agreed to a reverse acquisition of Infectech, Inc. (see Note 1). Since that time, the merger agreement has been terminated, and there can be no assurance that the Company will find a suitable candidate to replace Infectech or, if a suitable replacement is found, that a new merger can be structured on favorable terms.


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


Liquidity and Capital Resources - June 30, 1998 Compared to December 31, 1997

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

                       June 30, 1998           December 31, 1997

Working Capital
   (deficit)           $ (130,557)              $ (108,752)

     The Company's financial condition at June 30, 1998 reflects an immediate inability to meet its short-term obligations. At June 30, 1998, the Company had $115 cash on hand. The liabilities of the Company at June 30, 1998 aggregated $109,672, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

     Since April, 1998, the Company has relied on Infectech for the infusion of cash to fund basic operations, principally fees due to accountants and lawyers. The Company Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company. In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May, 1995, holders have exercised options to purchase 548,506 shares of common stock. No options were exercised during the quarter ended June 30, 1998, leaving 2,451,494 yet available, with an amended expiration date of March 31, 1999. (See the Company's 14c, filed April 8, 1998).


Capital Expenditures and Commitments

     During the quarter ended June 30, 1998, the Company had no capital expenditures. In the near term, the Company believes its capital expenditures will principally be expended for office equipment. The amount of such additional capital required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or a merger acquisition candidate on satisfactory terms.

Results of Operations - The quarter ended June 30, 1998 compared to the quarter ended June 30, 1997.

     The Company reported no revenues for the quarter and the six months ended June 30, 1998 and 1997. During the quarter and six months ended June 30, 1998, operating expenses were $32,945 and $49,215, respectively, as compared to $14,903 and $32,525, respectively, for the quarter and six months ended June 30, 1997 (consisting primarily of professional and consulting fees). During the six months ended June 30, 1998, the Company had other income of $25,000 from expenses paid by Infectech, Inc. (see Note 1). As a result, the quarter and six months ended June 30, 1998 had net losses of $32,945 and $24,215, respectively, as compared to net losses of $14,903 and $32,525, respectively, for the quarter and six months ended June 30, 1997.


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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          None.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on June 30, 1998 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

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


Dated: September 15, 1998

REGAL ONE CORPORATION
(Registrant)

By   /s/ Israel Rubinstein
     Israel Rubinstein, President