Form 10QSB
period 1998-09-30
REGAL ONE CORP
filed 1999-02-08
CIK 845385

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended September 30, 1998



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

            Yes     No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:
1,206,875 shares as of January 25, 1999.


                              REGAL ONE CORPORATION
                 Form 1O-Q for the quarter ended September 30, 1998


              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information

Item 1.   Financial Statements (unaudited):                 Page

          Balance Sheet as of September 30, 1998             3

          Statements of Operations for the quarters ended    4
          September 30, 1998 and 1997

          Statements of Cash Flows for the quarters ended    5
          September 30, 1998 and 1997

          Notes to the Financial Statements                  6

Item 2.   Managements discussion and Analysis of Plan of    10
          Operation


Part II.  Other Information

Item 1.   Legal Proceedings                                 12

Item 2.   Changes in Securities                             12

Item 3.   Defaults upon Senior Securities                   12

Item 4.   Submission of Matters to a Vote of Security       12
          holders

Item 5.   Other Information                                 12

Item 6.   Exhibits and reports on form 8-K                  12

          SIGNATURES                                        14

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                             REGAL ONE CORPORATION
                                 Balance Sheet
                                  (Unaudited)


                                                  September 30, 1998

ASSETS

Cash                                              $        35

                                                  ___________
Total Assets                                      $        35



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Accounts Payable and accrued expenses             $   133,600
Due to Officer and ShareholderS                        45,475

                                                  ___________
Total Liabilities                                 $   179,075

Stockholders' Equity (Deficit):
Preferred Stock; $.Ol par value, authorized
     50,000,000 shares; Series A Preferred
     Stock; No shares Issued and Outstanding              -0-
     Series B Preferred Stock
     Issued and Outstanding 208,965 shares                500

Common Stock; no par value, authorized
     50,000,000 shares; Issued and
     Outstanding 1,196,875 shares                   5,941,138
Accumulated Deficit                               ( 6,120,679)
                                                  -----------
Total Stockholders' Equity (Deficit)              (   179,040)

Total Liabilities and Stockholders'               ___________
Equity (Deficit)                                  $        35


See accompanying Notes to Financial Statements

                                         REGAL ONE CORPORATION
                                        Statement of Operations
                                              (Unaudited)

                                        For the Quarter ended         For the Nine Months ended
                                              September 30                  September 30
                                        1998             1997           1998              1997
                                        ----             ----           ----              ----

Revenues                              $    -0-         $   -0-          $    -0-         $   -0-

Operating Expenses
  General and Administrative             48,484           6,380           97,699           38,905
  expenses                              __________       _________       __________       _________

Loss From Operations                    (48,484)         (6,380)         (97,699)         (38,905)

Other Income (expense):                    -0-             -0-             25,000            -0-
                                        ----------       ---------       ----------       ---------
Income (Loss) Before income taxes       (48,484)         (6,380)         (72,699)         (38,905)

Provision for Income Taxes                 -0-             -0-               -0-             -0-
                                        __________       _________       __________       _________
Net Income (Loss)                    $   (48,484)     $  (6,380)         (72,699)         (38,905)
                                        ==========      ==========       ==========       =========

Net Income (Loss) per share          $   ( 0.04)      $  ( 0.01)       $  (  0.06)       $ ( 0.03)
                                        ==========      ==========       ==========       =========

Weighted average common and
common equivalent shares outstanding   1,196,875       1,196,875         1,196,875        1,196,875


See accompanying Notes to Financial Statements

                             REGAL ONE CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)


                                              For the Nine Months ended
                                                      September 30
                                                  1998           1997

Cash flows from operating activities:

Net Loss                                         $(48,484)      $(38,905)

Adjustments to reconcile net loss to net cash used by operating activities:

Increase (Decrease) in accounts payable            23,929         23,552
 and accrued expenses
Increase in due to Officer and shareholders        24,475            258
                                                  __________     __________
          Total Adjustments                        48,404         23,810
                                                  __________     __________
Net cash used by operating activities                  80        (15,095)


Cash flows from investing activities:

Net cash provided by investing activities              -0-            -0-


Cash flows from financing activities:

Net cash used by financing activities                  -0-            -0-
                                                  __________     __________

Net Increase (Decrease) in cash                       (80)       (15,095)

Cash at beginning of period                           115         15,150
                                                  __________     __________
Cash at end of period                                  35             55
                                                  ==========     ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for
      Income taxes                                 $   -0-        $   -0-
      Interest                                     $   -0-        $   -0-


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

     In June, 1996, the Company entered into a Stock Exchange Settlement Agreement and General Release whereby the Company exchanged all of the issued and outstanding shares of common stock of Carbonex for 255,035 shares of Series B Preferred Stock owned by Gene Bemel and certain members of his family. As part of the agreement, the Company assumed certain specified accounts payable totaling approximately $61,000. The net impact of this transaction was a gain on sale of $295,803, primarily due to the forgiveness of debt and accrued interest payable. As a result of this transaction, the Company has issued and outstanding 208,965 shares of Series B Preferred Stock.

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


NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

     For the fiscal year ended December 31, 1997, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at September 30, 1998, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger. In April, 1998, the Company agreed to a reverse acquisition of Infectech, Inc. (see Note 1). Since that time, the merger agreement has been terminated, and there can be no assurance that the Company will find a suitable candidate to replace Infectech or, if a suitable replacement is found, that a new merger can be structured on favorable terms.


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

     In August, 1995, the Company acquired all of the issued and outstanding common stock of Carbonex Systems Corporation ("Carbonex"). In June, 1996, the Company entered into a Stock Exchange, Settlement Agreement and General Release whereby the Company exchanged with its then-principal shareholders, Gene Bemel and members of his family, all of the issued and outstanding common stock of Carbonex for 255,035 shares of Series B Preferred Stock of the Company.

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

     In April, 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech, Inc. Infectech, Inc., founded in 1989, is a development-stage biotechnology company which owns 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria. (See Note 1, "Organization and Significant Accounting Policies"). However, in August, 1998, the merger agreement was terminated because of Infectech's inability to raise adequate funds.


Liquidity and Capital Resources - September 30, 1998 Compared to December 31,
1997

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

                       September 30, 1998       December 31, 1997

Working Capital
   (deficit)           $ (179,040)              $ (108,752)

     The Company's financial condition at September 30, 1998 reflects an immediate inability to meet its short-term obligations. At September 30, 1998, the Company had $35 cash on hand. The liabilities of the Company at September 30, 1998 aggregated $179,075, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

     Since April, 1998, the Company has relied on Infectech for the infusion of cash to fund basic operations, principally fees due to accountants and lawyers. On August 5, 1998, the Company announced that Infectech, Inc. had unilaterally acted to terminate the merger agreement between the two parties. Infectech further notified the Company that it proposes to arbitrate for the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement. The Company Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company. In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May, 1995, holders have exercised options to purchase 548,506 shares of common stock. No options were exercised during the quarter ended June 30, 1998, leaving 2,451,494 yet available, with an amended expiration date of March 31, 1999. (See the Company's 14c, filed April 8, 1998).


Capital Expenditures and Commitments

     During the quarter ended September 30, 1998, the Company had no capital expenditures. In the near term, the Company believes its capital expenditures will principally be expended for office equipment. The amount of such additional capital required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or a merger acquisition candidate on satisfactory terms.

Results of Operations - The quarter ended September 30, 1998 compared to the quarter ended September 30, 1997.

     The Company reported no revenues for the quarter and the nine months ended September 30, 1998 and 1997. During the quarter and nine months ended September 30, 1998, operating expenses were $48,484 and $97,699, respectively, as compared to $6,380 and $38,905, respectively, for the quarter and nine months ended September 30, 1997 (consisting primarily of professional and consulting fees). During the nine months ended September 30, 1998, the Company had other income of $25,000 from expenses paid by Infectech, Inc. (see Note 1). As a result, the quarter and nine months ended September 30, 1998 had net losses of $48,484 and $72,699, respectively, as compared to net losses of $6,380 and $38,905, respectively, for the quarter and nine months ended September 30, 1997.


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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          None.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on September 30, 1998 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

          Reports on Form 8-K

     In April, 1998, the Company entered into a Plan and Agreement of Merger with Infectech, Inc., a Delaware Corporation ("Infectech"). The Company would issue approximately 26,320,520 Shares of common stock to Infectech's stockholders so that on the effective date of the merger, the shareholders of Infectech would own, in the aggregate, 85% of the common stock of the Company. Upon closing, the Company would change its name to Infectech, Inc., and the shareholders of Regal One as a group would own 15%. The Board of Directors of Infectech would become the Board of Directors of the Company. For each share of Infectech's issued and outstanding common stock, its stockholders would receive approximately 3.01 shares of Regal One common stock, subject to further adjustment downward for issuances of securities by Infectech pursuant to stock options, consulting agreements or other private offerings. The Company must cause holders of its Preferred Stock to convert their shares into an aggregate of not more than 3,447,923 shares of common stock, which together with a current 1,196,342 Shares of common stock outstanding, would result in a total of 30,964,785 shares to be outstanding upon closing of the merger. The transaction is contingent upon the approval of the shareholders of both companies, upon certain regulatory approvals and other conditions. One condition of the merger is that the Securities and Exchange Commission must declare effective the Company's registration of the Shares of common stock to be issued to Infectech. Another condition of the merger is that Infectech raise a minimum of $300,000 through an offering or other funding source prior to June 30, 1998. On August 5, 1998, the Company announced that Infectech, Inc., had unilaterally acted to terminate the merger agreement between the two parties. Infectech stated as its reason that it had not been successful in raising the requisite $300,000 prior to June 30, 1998. Infectech further notified the Company that it proposes to arbitrate the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement. On November 18, 1998, the Company and Infectech, Inc. resolved the matter subject to arbitration, with the Company issuing 10,000 shares of restricted common stock to Infectech, Inc. on November 24, 1998.


                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 29, 1999

REGAL ONE CORPORATION
(Registrant)

By   /s/ Israel Rubinstein
     Israel Rubinstein, President