Form 10KSB
period 1998-12-31
REGAL ONE CORP
filed 1999-08-03
CIK 845385

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 _____________
                                  FORM 10-KSB

(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
                    SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  [  ]     NO   [X]

     Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ending December 31, 1998 were $ -0-.

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on July 5, 1999 was approximately $436,954. As of July 5, 1999, the Company had 1,191,217 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.



                             REGAL ONE CORPORATION
                                 FORM  10-KSB

                  for the fiscal year ended December 31, 1998

                               TABLE OF CONTENTS

Part I                                                      Page

Item 1.   Description of Business                             3

Item 2    Description of Property                             5

Item 3    Legal Proceedings                                   5

Item 4    Submission of Matters to a Vote of
          Security Holders                                    5

Part II

Item 5    Market for the Company's Common Equity and
          Related Stockholder Matters                         6

Item 6    Management's Discussion and Analysis and
          Plan of Operation                                   7

Item 7    Financial Statements                                9

Item 8    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             10

Part III

Item 9    Directors, Executive Officers, Promoters
          and Control Persons; Compliance with Section
          16(a) of the Exchange Act                          11

Item 10   Executive Compensation                             12

Item 11   Security Ownership of Certain Beneficial
          Owners and Management                              13

Item 12   Certain Relationships and Related Transactions     13

Item 13   Exhibits and Reports on Form 8-K                   13

          SIGNATURES                                         14



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

Current Operations

  In April, 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech, Inc.("Infectech"). Infectech, founded In 1989, is a development-stage biotechnology company which owns 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria. On August 5, 1998, the Company announced that Infectech, Inc. had unilaterally acted to terminate the merger agreement between the two parties. Infectech stated as its reason that it had not been successful in raising the requisite $300,000 prior to June 30, 1998. Infectech further notified the Company that it proposed to arbitrate the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement. On November 18, 1998, the Company and Infectech, Inc. resolved the matter subject to arbitration, with the Company issuing 10,000 shares of restricted common stock to Infectech, Inc. on November 24, 1998.

Employees

  Mr. Israel Rubinstein has been President, Chief Executive Officer and a Director of the Company since 1975, except for the period from August 7, 1995 to June 1, 1996, when Mr. Gene Bemel was President as part of the Carbonex acquisition. The Company has no full-time employees and no employee of the Company earned in 1997, or is currently earning annually, as much as $50,000. (See
Item 10, "Executive Compensation")


ITEM 2.  DESCRIPTION OF PROPERTY

  As of December 31, 1998, the Company did not and currently does not own or lease any real property.

  The Company's current street and mailing address is:

Regal One Corporation
551 Driftstone Avenue
Las Vegas, NV  89123
(702) 897-5331

  The Company did not and currently does not have any tangible fixed assets as of December 31, 1998


ITEM 3.  LEGAL PROCEEDINGS

  The Company has no current legal proceedings pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  For the fourth quarter of the fiscal year ending December 31, 1998, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.



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


Common Stock         1998            1997            1996
                 High    Low     High    Low     High    Low

Quarter ended:

March 31:        1.28   .3125     .75    .688    2.25    .375
June 30:         1.4375 .625     1.50    .50     1.625   .3125
September 30:     .875  .25      1.23    .583     .75    .375
December 31:      .375  .25       .563   .313    1.3125  .325

Quarter ended March 31, 1999:

              High:      .5625
              Low:       .25

Shareholders

  As of July 5, 1999, there were approximately 604 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares in "street name".

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

  In April, 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech.
Infectech, founded in 1989, is a development-stage biotechnology company which owns 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria.
On August 5, 1998, the Company announced that Infectech, Inc.
had unilaterally acted to terminate the merger agreement between the two parties. Infectech stated as its reason that it had not been successful in raising the requisite $300,000 prior to June 30, 1998. Infectech further notified the Company that it proposed to arbitrate the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement. On November 18, 1998, the Company and Infectech, Inc. resolved the matter subject to arbitration, with the Company issuing 10,000 shares of restricted common stock to Infectech, Inc. on November 24, 1998. (See Item 1, "Description of Business - Current Operations")

Plan of Operation

  Through December 31, 1998, the Company had no active business operations but continued to pursue acquisition candidates. The independent auditor's report for the fiscal year ended December 31, 1997 will include an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses and, at December 31, 1998, has a stockholders' deficit. The Company's ability to continue as a going concern depends upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or complete a successful merger.

Liquidity and Capital Resources - December 31, 1998 Compared to
December 31, 1997

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

                       December 31, 1998        December 31, 1997

Working Capital
 (deficit)             $ (187,151)              $ (108,752)

  The Company's financial condition at December 31, 1998 reflects an immediate inability to meet its short-term obligations. At December 31, 1998, the Company had $4,818 cash on hand. The liabilities of the Company at December 31, 1998 aggregated $191,969, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

  The Company's Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company.
In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since
May, 1995, holders have exercised options to purchase 548,506 shares of common stock. No options were exercised during the year ended December 31, 1998, leaving 2,451,494 yet available, with an amended expiration date of March 31, 1999. (See the Company's 14c, filed April 8, 1998).

Capital Expenditures and Commitments

  During the fiscal year ended December 31, 1998, the Company had no capital expenditures. The amount of capital expenditures required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or merger acquisition candidate on satisfactory terms.

Results of Operations - The fiscal year ended December 31, 1998 compared to the fiscal year ended December 31, 1997.

  The Company reported no revenues for the current or prior year. During the years ended December 31, 1998 and 1997, operating expenses were $103,397 and $67,666, respectively, primarily consisting of professional and consulting fees. During the year ended December 31, 1998, the Company had other income of $25,000, resulting from expenses paid by Infectech, Inc. (See Item 1, "Description of Business"). As a result, the Company reported net losses of $78,397 and $67,666, for the years ended December 31, 1998, and 1997, respectively.

Year 2000 Issues

  Because many computer systems use only two digits to record the year in date fields, such systems may not be able to accurately process dates including the year 2000 and after. The effects of this problem will vary from system to system and may adversely affect a company's operations as well as the ability to prepare financial statements. In order to determine the impact that Year 2000 issues have on the Company, (1) a complete assessment of all systems potentially affected by Year 2000 issues needs to be completed, and (2) management needs to determine the consequences that its Year 2000 issues would have on its business, results of operations, and financial condition. The Company's assessment of its Year 2000 issues includes addressing whether third parties with whom the Company has a material relationship are Year 2000 compliant.

  Although the Company has not completed any evaluation of its Year 2000 issues or assessed third party issues, since the Company currently has no operations and is not reliant on internal computer systems for any matters, it believes that the impact of Year 2000 issues will have an immaterial effect on its business, results of operations, and financial condition.

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

                                                           Page

Independent Auditor's Report                               F-2

Balance Sheet at December 31, 1998                         F-3

Statement of Operations for the fiscal years ended
  December 31, 1998 and December 31, 1997                  F-4

Statements of Shareholders' Equity (Deficit)
for the fiscal years ended December 31, 1998
  and December 31, 1997                                    F-5

Statement of Cash Flows for the fiscal years ended
  December 31, 1998 and December 31, 1997                  F-6

Notes to the Financial Statements                          F-8


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants with respect to accounting and/or financial disclosure for any periods reported on in this Form 10-KSB.



PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT

The following table sets forth certain information concerning the current directors and executive officers of the Company:

Name                       Age       Position

Israel Rubinstein          71        President, Chief Executive
                                     Officer and Director

Dr. Malcolm R. Currie      72        Chairman of the Board

Richard Babbit             73        Secretary, Treasurer and
                                     Director

Michael Platt              57        Director


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


Compliance with Section 16 of The Securities Exchange Act 1934

  To the Company's knowledge, based on a review of such materials as are required by the SEC, no officer, director, or beneficial holder of more than five percent of the Company's issued and outstanding shares of common stock has filed with the SEC any form or report required to be so filed pursuant to section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 1998 or prior thereto (see Item 11 for a list of the Company's officers, directors and beneficial holders of more than five percent of the Company's issued and outstanding shares of common stock).

  Based solely on a review of such materials as is required by the SEC, the Company is not aware of any transactions that were not reported.


ITEM 10.  EXECUTIVE COMPENSATION

  There was no cash compensation paid by the Company to the executive officers of the Company for the fiscal years ended
December 31, 1998 and 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

  The persons set forth on the chart below are known to the Company to be the beneficial owners of more than five percent of the Company's outstanding voting common stock as of July 5, 1999. Information concerning the number and percentage of shares of voting common stock of the Company owned on record and beneficially by management is set forth on the chart below:

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
as a group (4 persons)

    (1) Based upon 1,196,342 shares of common stock issued and outstanding as of July 5, 1999. This does not take into account 208,965 shares of Preferred stock representing in the aggregate 24,296,500 common shares votes. Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 96,750 shares (46.3%) are held by the Directors of the Company (Dr. Malcolm Currie, 30,000 shares; Richard Babbit, 30,000 shares; Michael Platt, 36,750 shares).


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

Reports on Form 8-K

  In April, 1998, the Company entered into a Plan and Agreement of Merger with Infectech, a Delaware Corporation ("Infectech").
The Company would have issued approximately 26,320,520 Shares of common stock to Infectech's stockholders so that on the effective date of the merger, the shareholders of Infectech would own, in the aggregate, 85% of the common stock of the Company. Upon closing, the Company would have changed its name to Infectech, Inc., and the shareholders of Regal One as a group would own 15%. The Board of Directors of Infectech would have become the Board of Directors of the Company. For each share of Infectech's issued and outstanding common stock, its stockholders would have received approximately 3.01 shares of Regal One common stock, subject to further adjustment downward for issuances of securities by Infectech pursuant to stock options, consulting agreements or other private offerings. The
Company was to cause holders of its Preferred Stock to convert their shares into an aggregate of not more than 3,447,923 shares of common stock, which together with a current 1,196,342 Shares of common stock outstanding, would have resulted in a total of 30,964,785 shares to be outstanding upon closing of the merger. The transaction was contingent upon the approval of the shareholders of both companies, upon certain regulatory approvals and other conditions. One condition of the merger was that the Securities and Exchange Commission must declare effective the Company's registration of the Shares of common stock to be issued to Infectech. Another condition of the merger was that Infectech raise a minimum of $300,000 through an offering or other funding source prior to June 30, 1998. On August 5, 1998, the Company announced that Infectech unilaterally acted to terminate the merger agreement between the two parties. Infectech stated as its reason that it had not been successful in raising the requisite $300,000 prior to June 30, 1998. Infectech further notified the Company that it proposed to arbitrate the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement. On November 18, 1998, the Company and Infectech resolved the matter subject to arbitration, with the Company issuing 10,000 shares of restricted common stock to Infectech on November 24, 1998.



                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                REGAL ONE CORPORATION



Date:  July 15, 1999            /s/ Israel Rubinstein
                                Israel Rubinstein, President


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities end on the dates indicated.

Signatures                 Title                         Date


/s/ Israel Rubinstein      President, Principal          July 15, 1999
Israel Rubinstein          Executive Officer and
                           a Director


/s/ Malcolm R. Currie      Chairman of the Board,        July 15, 1999
Dr. Malcolm R. Currie      and a Director


/s/ Richard Babbitt        Secretary, Treasurer and      July 15, 1999
Richard Babbitt            a Director


/s/ Michael E. Platt       Director                      July 15, 1999
Michael E. Platt

Albright, Persing & Associates, Ltd.
CERTIFIED PUBLIC ACCOUNTANTS
1025 Ridgeview Dr., Suite 300
Reno, Nevada 89509
Phone (775) 826-5432
FAX (775) 826-5510


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors
Regal One Corporation

  We have audited the accompanying balance sheets of Regal One Corporation as of December 31, 1998 and 1997, and the related statements of income and comprehensive income, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  As explained in Note 9, the Company must provide Year 2000 disclosure in the notes to the financial statements if (1) the Company's assessment of its Year 2000 issues is not complete, or (2) management determines that the consequences of its Year 2000 issues would have a material effect on the Company's business, results of operations, or financial condition. The Company claims, in Note 9, that, since it is has no current operations and it does not rely on internal computerized systems for any matters, it will be unaffected by Year 2000 concerns. We have been unable to satisfy ourselves as to the accuracy of that representation.

  In our opinion, except for the representation in Note 9 as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 1998 and 1997 and the results of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles.


  The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at December 31, 1998 and 1997, has a stockholders' deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



Reno, Nevada
May 27, 1999

                           REGAL ONE CORPORATION
                              BALANCE SHEETS
                        December 31, 1998 and 1997
                      (See Accountants' Audit Report)


                                               1998            1997
ASSETS

Current Assets
  Cash                                      $   4,818       $      55
                                            ---------       ---------
                                                4,818              55
                                            ---------       ---------
Other Assets
  Deferred tax asset, net                          -               -
                                            ---------       ---------
     Total Assets                           $   4,818       $      55
                                            =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Due to stockholders                       $  54,190       $   2,411
  Accounts payable and accrued
    liabilities                               137,779         106,398
                                            ---------       ---------
     Total Current Liabilities                191,969         108,809
                                            ---------       ---------

Stockholders' Equity (Deficit)
  Preferred stock, no par value.
    Authorized 50,000,000 shares;
    issued and outstanding 208,965
    shares in 1998 and 1997                       500            500
  Common stock, no par value.
    Authorized 50,000,000 shares;
    issued and outstanding 1,191,217
    shares in 1998 and 1,196,342
    shares in 1997                          5,997,113      5,941,113
  Accumulated deficit                      (6,184,764)    (6,050,367)
                                            ---------       ---------
     Net Stockholders' Equity (Deficit)      (187,151)      (108,754)
                                            ---------       ---------

     Total Liabilities and Stockholders'
       Equity (Deficit)                     $   4,818       $      55
                                            =========       =========


  The accompanying notes are an integral part of these financial statements.


                             REGAL ONE CORPORATION
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    Years Ended December 31, 1998 and 1997
                        (See Accountants' Audit Report)

                                                1998           1997

Expenses:
  Consulting and outside services         $    51,543    $    14,575
  Professional services                        79,711         48,674
  Other, selling, general and
   administrative expenses                      3,143          4,417
                                            ---------      ---------
                                              134,397         67,666
                                            ---------      ---------

Net Loss Before Extraordinary Item           (134,397)       (67,666)
                                            ---------      ---------

Extraordinary item - gain on extinguishment
  of debt (net of income tax of $0)                -          15,690
                                            ---------      ---------

     Net Income (Loss)                    $  (134,397)   $   (51,976)

Other Comprehensive Income                         -              -
                                            ---------      ---------
     Comprehensive (Loss)                    (134,397)       (51,976)
                                            =========      =========

Basic and Diluted Loss per Share
  Before Extraordinary Gain               $     (.11)    $     (.05)
                                            =========      =========

Extraordinary Gain                        $        -     $      .01
                                            =========      =========

     Basic and Diluted Net Loss
       per Common Share                   $     (.11)    $     (.04)
                                            =========      =========


  The accompanying notes are an integral part of these financial statements.

                                           REGAL ONE CORPORATION
                                    STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  Years Ended December 31, 1998 and 1997
                                      (See Accountants' Audit Report)


                                                                                               Net
                                                                                           Stockholders'
                              Preferred Stock          Common Stock         Accumulated       Equity
                             Shares     Amount       Shares      Amount       Deficit        (Deficit)


Balance, December 31, 1995   464,000   $  500      1,024,674   $5,801,113   $(6,047,213)    $ (245,600)

Return of series B preferred
  stock in connection with
  sale of Carbonex Systems  (255,035)      -              -            -             -              -

Warrants exercised for the
  purchase of common stock
  during 1996                     -        -         159,901      130,000            -         130,000

Warrants exercised for the
  purchase of common stock
  during 1996                     -        -          12,300       10,000            -          10,000

     Net Income                   -        -              -            -         48,822         48,822
                           ---------  ---------    ---------    ---------     ---------      ---------

Balance, December 31, 1996   208,965      500      1,196,875    5,941,113    (5,998,391)       (56,778)

Adjustment to number of shares
  for prior stock split           -        -            (533)          -             -              -

     Net (Loss)                   -        -              -            -        (51,976)       (51,976)
                           ---------  ---------    ---------    ---------     ---------      ---------

Balance, December 31, 1997   208,965      500      1,196,342    5,941,113    (6,050,367)      (108,754)

Stock issued for cash             -        -          10,000       56,000            -          56,000

Adjustment to number of shares
  for share cancellations
  never reissued                  -        -         (15,125)          -             -              -

     Net (Loss)                   -        -              -            -       (134,397)      (134,397)
                           ---------  ---------    ---------    ---------     ---------      ---------

Balance, December 31, 1998   208,965      500      1,191,217   $5,997,113   $(6,184,764)     $(187,151)
                           =========  =========    =========    =========     =========      =========


               The accompanying notes are an integral part of these financial statements.

                                   REGAL ONE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                December 31, 1998 and 1997
                              (See Accountants' Audit Report)

                                                     1998           1997

Cash flows from operating activities:
  Net income (loss)                             $ (134,397)   $   (51,976)
                                                -----------    -----------

  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Noncash consulting fees                        42,000             -
      Expenses paid by officer                          814             -
      Increase (Decrease) in accounts
        payable and accrued liabilities              31,381         36,881
                                                -----------    -----------
     Total Adjustments                               74,195         36,881
                                                -----------    -----------

     Net cash used by operating activities          (60,202)       (15,095)
                                                -----------    -----------

Cash flows from financing activities:
  Proceeds from sale of stock                        56,000             -
  Proceeds from stockholder loans                     8,965             -
                                                -----------    -----------
     Net cash provided (used)
       by financing activities                       64,965             -
                                                -----------    -----------

     Net increase (decrease) in cash                  4,763        (15,095)
                                                -----------    -----------

Cash at beginning of year                                55         15,150
                                                -----------    -----------

Cash at end of year                             $     4,818    $        55
                                                ===========    ===========


  The accompanying notes are an integral part of these financial statements.


                                   REGAL ONE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                December 31, 1998 and 1997
                              (See Accountants' Audit Report)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                 1998           1997

  Cash paid during the year for interest      $      -      $      -
                                              =========     =========

  Cash paid during the year for income taxes  $      -      $      -
                                              =========     =========


SUPPLEMENTAL DISCLOSURE OF OTHER INVESTING AND FINANCING ACTIVITIES:

  During 1998, an officer of the Company paid expenses of $814.



  The accompanying notes are an integral part of these financial statements.

                             REGAL ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          December 31, 1998 and 1997


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

     The Company has not generated significant revenue during the years ended December 31, 1998 and 1997, and has funded its operation primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern Company. There can be no assurance that the Company will be able to obtain additional funding, and, if available, will be obtained on terms favorable to or affordable by the Company. The Company's management is currently exploring a merger option. Ultimately, however, the Company will need to achieve profitable operations and/or merge with a going concern Company in order to continue as a going concern.

     In addition, the Company has suffered recurring losses and at December 31, 1998 has a shareholders' deficit. These factors indicate that the Company's ability to continue as a going concern is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company. The Company is seeking a merger candidate and believes that a successful merger will occur in the near future.

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


Earnings per share

     In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

     Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

     Since the fully diluted loss per share for 1998 and 1997 was antidilutive, basic and diluted earnings per share are the same. Accordingly, options to purchase common stock in 1998 and 1997 of 2,451,494 shares, and 20,896,500 common shares potentially issuable upon conversion of preferred stock existing at the end of 1998 and 1997 were not included in the calculation of diluted earnings per common share.


Comprehensive Income

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure, but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized gain (loss) on certain marketable securities. During the periods presented, the Company had no additional components that were not a part of net income (loss), therefore, comprehensive income and net income are the same amount.


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

     Following is a summary of net assets and results of operations of Carbonex Systems as of June 1, 1996, and for the periods then ended:

  Cash and cash equivalents          $           70
  Receivables                                 1,960
  Patent, net of accumulated
    amortization                          2,858,738
                                          ---------
       Total Assets                       2,860,768

  Accounts payable                          (66,095)
  Contracts payable                      (2,800,000)
  Other current liabilities                (762,930)
                                          ---------
       Net Assets                    $     (768,257)
                                          =========
  Sales and other revenue            $           -
  Expenses                                  246,227
                                          ---------

  Income before income taxes               (246,227)
  Income taxes                                   -
                                          ---------

       Net Loss                      $     (246,227)
                                          =========


NOTE 3 - PATENT RIGHTS

  The Company had a license and Patent Assignment Agreement which grants it an exclusive worldwide license to a proprietary emission reduction system for internal combustion engines upon full payment of $3,000,000 plus interest at a rate of 6% per annum payable over an 18 month period. The patent is being amortized over its estimated life of 18 years. The following is a recap of the patent:

                                       1997      1996

  Patent cost                        $    -    $    -
  Less: accumulated amortization          -         -
                                      ------    ------
       Net Patent Cost               $    -    $    -
                                      ======    ======

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


NOTE 5 - STOCKHOLDERS' DEFICIT

  The authorized number of shares of preferred stock is 50,000,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 1998, the Company has authorized 50,000 shares of series A preferred stock and 464,000 shares of series B convertible preferred stock. At December 31, 1998 and 1997, there were no outstanding shares of series A preferred stock. At December 31, 1998 and 1997, 208,965 shares of series B preferred stock were outstanding.

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

  As of December 31, 1998 and 1997, no dividends have been declared on the series A or series B convertible preferred stock.


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

                                     1998           1997
    Net Income (Loss)

      As reported               $  (134,397)   $  (51,976)
                                 ===========    ==========

      Pro forma                 $  (338,246)   $ (663,524)
                                 ===========    ==========

  Basic Earnings Per Share

      As reported               $     (.11)    $     (.04)
                                 ===========    ==========

      Pro forma                 $     (.29)    $     (.55)
                                 ===========    ==========

  Diluted Earnings Per Share

      As reported               $     (.11)    $     (.04)
                                 ===========    ==========

      Pro forma                 $     (.29)    $     (.55)
                                 ===========    ==========


     For purposes of estimating the fair value of each option granted in accordance with FASB 123, the Black-Scholes Model was used. The following assumptions were made in estimating fair value:

  Dividend yield                          0%
  Risk-free interest rate                 5.50% to 8.50%
  Expected life                           3 years
  Expected volatility                     124.42%


     Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $203,849 in 1998 and $611,548 in 1997.

     Following is a summary of the status of options outstanding during the years ended December 31, 1998 and 1997:


                           Year Ended 12/31/98           Year Ended 12/31/97

                                      Weighted                      Weighted
                           Number     Average            Number     Average
                             of       Exercise             of       Exercise
                           Shares     Price              Shares     Price

Outstanding at January 1   2,451,494  $ .8125            2,623,695  $ .8125

Granted                           -         -                   -         -
Exercised                         -         -             (172,201)   .8125
Forfeited                         -         -                   -         -
                           ---------  --------           ---------  --------

Outstanding at December 31 2,451,494  $ .8125            2,451,494  $ .8125
                           =========  ========           =========  ========

Options exercisable at
  December 31              2,451,494  $ .8125            2,451,494  $ .8125
                           =========  ========           =========  ========

Weighted average fair value
  of options granted during
  1998 and 1997                       $    -                        $   -
                           =========  ========           =========  ========


NOTE 7 - EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                 1998           1997

  Income from continuing operations before
    extraordinary items                        $(134,397)     $ (67,666)

  Less: preferred dividends                         -              -
                                                --------       --------

  Income available to common stockholders
    used in basic EPS                          $(134,397)     $ (67,666)
                                                ========       ========

  Income available to common stockholders
    used in basic EPS                          $(134,397)     $ (67,666)

  Convertible preferred stock                       -              -
                                                --------       --------

  Income available to common stockholders
    after assumed conversions of dilutive
    securities                                 $(134,397)     $ (67,666)
                                                ========       ========

  Weighted average number of common
    shares used in basic EPS                   1,182,614      1,196,342

  Effect of dilutive securities:
    Stock options                                   -              -
  Convertible preferred stock                       -              -
                                                --------       --------

  Weighted number of common shares and
    dilutive potential common stock used in
    diluted EPS                                1,182,614      1,196,342
                                                ========       ========


NOTE 8 - INCOME TAXES

  As discussed in Note 1, the Company adopted Statement of Financial
Accounting Standards No. 109 effective January 1, 1993. One of the provisions of Statement 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 1998 and 1997, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:


                                                1998             1997

   Net operating loss carryforwards            $   627,617      $  582,779
   Less: valuation allowance                      (627,617)       (582,779)
                                                ----------       ---------

                                               $       -        $     -
                                                ==========       =========


  Due to operating losses incurred by the Company, the Company established a related valuation allowance of $627,617 at December 31, 1998.

  As of December 31, 1998, the Company has net operating loss carryforwards of approximately $1,803,933 for Federal income tax return purposes, which expire through 2013. The future tax benefits are dependent upon the Company's ability to generate future earnings.


NOTE 9 - YEAR 2000 ISSUES

  Because many computer systems use only two digits to record the year in date fields, such systems may not be able to accurately process dates including the year 2000 and after. The effects of this problem will vary from system to system and may adversely affect a company's operations as well as the ability to prepare financial statements. In order to determine the impact that Year 2000 issues have on the Company, (1) a complete assessment of all systems potentially affected by Year 2000 issues needs to be completed, and (2) management needs to determine the consequences that its Year 2000 issues would have on its business, results of operations, and financial condition. The Company's assessment of its Year 2000 issues includes addressing whether third parties with whom the Company has a material relationship are Year 2000 compliant.

  Although the Company has not completed any evaluation of its Year 2000 issues or assessed third party issues, since the Company currently has no operations and is not reliant on internal computer systems for any matters, it believes that the impact of Year 2000 issues will have an immaterial effect on its business, results of operations, and financial condition.

[ARTICLE] 5

[PERIOD-TYPE]                                        12-MOS
[FISCAL-YEAR-END]                                    DEC-31-1998
[PERIOD-END]                                         DEC-31-1998
[CASH]                                                      4818
[SECURITIES]                                                   0
[RECEIVABLES]                                                  0
[ALLOWANCES]                                                   0
[INVENTORY]                                                    0
[CURRENT-ASSETS]                                            4818
[PP&E]                                                         0
[DEPRECIATION]                                                 0
[TOTAL-ASSETS]                                              4818
[CURRENT-LIABILITIES]                                     191969
[BONDS]                                                        0
[COMMON]                                                 5997113
[PREFERRED-MANDATORY]                                          0
[PREFERRED]                                                  500
[OTHER-SE]                                             (6184764)
[TOTAL-LIABILITY-AND-EQUITY]                                4818
[SALES]                                                        0
[TOTAL-REVENUES]                                               0
[CGS]                                                          0
[TOTAL-COSTS]                                                  0
[OTHER-EXPENSES]                                          134397
[LOSS-PROVISION]                                               0
[INTEREST-EXPENSE]                                             0
[INCOME-PRETAX]                                         (134397)
[INCOME-TAX]                                                   0
[INCOME-CONTINUING]                                            0
[DISCONTINUED]                                                 0
[EXTRAORDINARY]                                                0
[CHANGES]                                                      0
[NET-INCOME]                                            (134397)
[EPS-BASIC]                                              (.11)
[EPS-DILUTED]                                              (.11)