Form 10QSB
period 1999-03-31
REGAL ONE CORP
filed 1999-08-03
CIK 845385

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended March 31, 1999



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

            Yes     No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:
1,191,217 shares as of July 5, 1999.


                              REGAL ONE CORPORATION
                 Form 1O-Q for the quarter ended March 31, 1999


              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information

Item 1.   Financial Statements (unaudited):                 Page

          Balance Sheet as of March 31, 1999                 3

          Statements of Operations for the quarter ended     4
          March 31, 1999

          Statements of Cash Flows for the quarter ended     5
          March 31, 1999

          Notes to the Financial Statements                  6

Item 2.   Managements Discussion and Analysis of Plan of    10
          Operation


Part II.  Other Information

Item 1.   Legal Proceedings                                 12

Item 2.   Changes in Securities                             12

Item 3.   Defaults upon Senior Securities                   12

Item 4.   Submission of Matters to a Vote of Security       12
          holders

Item 5.   Other Information                                 12

Item 6.   Exhibits and reports on form 8-K                  12

          SIGNATURES                                        14

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                             REGAL ONE CORPORATION
                                 Balance Sheet
                                  (Unaudited)


                                                  March 31, 1999

ASSETS

Cash                                              $     4,485

                                                  ___________
Total Assets                                      $     4,485



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Accounts Payable and accrued expenses             $   146,430
Due to Officer and ShareholderS                        63,160

                                                  ___________
Total Liabilities                                 $   209,590

Stockholders' Equity (Deficit):
Preferred Stock; $.Ol par value, authorized
     50,000,000 shares; Series A Preferred
     Stock; No shares Issued and Outstanding              -0-
     Series B Preferred Stock
     Issued and Outstanding 208,965 shares                500

Common Stock; no par value, authorized
     50,000,000 shares; Issued and
     Outstanding 1,191,217 shares                   5,941,113
Accumulated Deficit                               ( 6,146,718)
                                                  -----------
Total Stockholders' Equity (Deficit)              (   205,105)

Total Liabilities and Stockholders'               ___________
Equity (Deficit)                                  $     4,485


See accompanying Notes to Financial Statements

                             REGAL ONE CORPORATION
                            Statement of Operations
                                  (Unaudited)

                                        For the Three Months ended
                                                 March 31

                                               1999            1998
                                               ----            ----
Revenues                                  $    -0-         $   -0-

Operating Expenses:
  General and Administrative                  17,954          16,270
  expenses                                  __________       _________

 Loss From Operations                        (17,954)        (16,270)

Other Income (expense):                        -0-            25,000
                                            ----------       ---------
Income (Loss) Before income taxes            (17,954)          8,730

Provision for Income Taxes                     -0-             -0-
                                            __________       _________
Net Income (Loss)                        $   (17,954)     $    8,730
                                            ==========       =========

Net Income (Loss) per share              $ (  0.02)       $    0.01
                                           ==========       =========

Weighted average common and
common equivalent shares outstanding       1,191,217       1,196,875


See accompanying Notes to Financial Statements

                             REGAL ONE CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)

                                              For the Three Months ended
                                                       March 31


Cash flows from operating activities:               1999           1998

Net Loss                                         $ (17,954)      $  8,729

Adjustments to reconcile net loss to net cash used by operating activities:

Increase (Decrease) in accounts payable             (7,879)       (19,124)
      and accrued expenses
     Increase in due to Officer                     25,500         10,500
                                                  __________     __________

          Total Adjustments                         17,621         (8,624)
                                                  __________     __________

Net cash used by operating activities                  333            105


Cash flows from investing activities:

Net cash provided by investing activities              -0-            -0-


Cash flows from financing activities:

Net cash used by financing activities                  -0-            -0-
                                                  __________     __________

Net Increase (Decrease) in cash                       (333)           105

Cash at beginning of period                          4,818             55
                                                  __________     __________
Cash at end of period                                4,485            160
                                                  ==========     ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for
      Income taxes                                 $   -0-        $   -0-
      Interest                                     $   -0-        $   -0-

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


NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

     For the fiscal year ended December 31, 1998, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at March 31, 1999, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.



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


Liquidity and Capital Resources - March 31, 1999 Compared to December 31, 1998

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

                       March 31, 1999           December 31, 1998

Working Capital
   (deficit)           $ (205,105)              $ (187,151)

     The Company's financial condition at March 31, 1999 reflects an immediate inability to meet its short-term obligations. At March 31, 1999, the Company had $4,485 cash on hand. The liabilities of the Company at March 31, 1999 aggregated $209,590, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

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


Capital Expenditures and Commitments

     During the quarter ended March 31, 1999, the Company had no capital expenditures. In the near term, the Company believes its capital expenditures will principally be expended for office equipment. The amount of such additional capital required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or a merger acquisition candidate on satisfactory terms.


Results of Operations - The quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

     The Company reported no revenues for the quarter ended March 31, 1999. During the quarter ended March 31, 1999, operating expenses were $17,954, as compared to $16,270 for the quarter ended March 31, 1998 (consisting primarily of professional and consulting fees). During the three months ended March 31, 1998, the Company had other income of $25,000 from expenses paid by Infectech, Inc. (see Note 1). As a result, the quarter ended March 31, 1998, had net income of $8,730, as compared to a net loss of $17,954 for the quarter ended March 31, 1999.


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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          None.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on March 31, 1999, upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.


          Reports on Form 8-K

          None.



                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July 15, 1999

REGAL ONE CORPORATION
(Registrant)

By   /s/ Israel Rubinstein
     Israel Rubinstein, President