Form 10QSB
period 1999-06-30
REGAL ONE CORP
filed 1999-12-06
CIK 845385

FORM 10-QSB

                U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549



(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended June 30, 1999.



     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______.


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

            Yes [X]   No  [ ]


           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after the distribution of Securities under a plan confirmed by court.

            Yes [ ]   No  [ ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:
1,191,217 shares as of August 19, 1999.


                         REGAL ONE CORPORATION
             Form 1O-Q for the quarter ended June 30, 1999


         TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information

Item 1.   Financial Statements (unaudited):

          Balance Sheet as of June 30, 1999

          Statements of Operations for the quarter and six months ended June 30, 1999

          Statements of Cash Flows for the quarter and six months ended June 30, 1999

          Notes to the Financial Statements

Item 2.   Managements Discussion and Analysis of Plan of
          Operation


Part II.  Other Information

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                    PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                         REGAL ONE CORPORATION
                             Balance Sheet
                              (Unaudited)


                                                  June 30, 1999

ASSETS

Cash                                              $     4,334

                                                  ___________
Total Assets                                      $     4,334



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Accounts Payable and accrued expenses             $   150,364
Due to Officer and Shareholders                        73,660

                                                  ___________
Total Liabilities                                 $   224,024

Stockholders' Equity (Deficit):
Preferred Stock; $.01 par value, authorized
     50,000,000 shares; Series A Preferred
     Stock; No shares Issued and Outstanding              -0-
     Series B Preferred Stock
     Issued and Outstanding 208,965 shares                500

Common Stock; no par value, authorized
     50,000,000 shares; Issued and
     Outstanding 1,191,217 shares                   5,941,113
Accumulated Deficit                               ( 6,164,303)
                                                  -----------
Total Stockholders' Equity (Deficit)              (   222,690)

Total Liabilities and Stockholders'               ___________
Equity (Deficit)                                  $     4,334


See accompanying Notes to Financial Statements

                                        REGAL ONE CORPORATION
                                       Statement of Operations
                                             (Unaudited)

                                            For the Quarter ended          For the Six Months ended
                                                   June 30                          June 30

                                             1999            1998          1999           1998
                                             ----            ----          ----           ----
Revenues                                  $    0          $    0        $    0         $    0

Operating Expenses:
  General and Administrative                 17,585          32,945        35,539         49,215
  expenses                                 ----------      ---------     ----------     ---------

 Loss From Operations                       (17,585)        (32,945)      (35,539)       (49,215)

Other Income (expense):                        0               0             0            25,000
                                           ----------      ---------     ----------     ---------
Income (Loss) Before income taxes           (17,585)        (32,945)      (35,539)       (24,215)

Provision for Income Taxes                     0               0             0              0
                                           ----------      ---------     ----------     ---------
Net Income (Loss)                        $  (17,585)     $  (32,945)   $  (35,539)    $  (24,215)
                                           ==========      =========     ==========     =========

Net Income (Loss) per share              $   (0.01)      $    0.01     $   (0.03)     $    0.02
                                           ==========      =========     ==========     =========

Weighted average common and
common equivalent shares outstanding       1,191,217       1,196,875     1,191,217      1,196,875


See accompanying Notes to Financial Statements

                                        REGAL ONE CORPORATION
                                       Statement of Cash Flows
                                             (Unaudited)

                                                 For the Six Months ended
                                                          June 30

                                                    1999           1998

Cash flows from operating activities:

Net Loss                                         $ (35,539)     $ (24,215)

Adjustments to reconcile net loss to net cash used by operating activities:

Increase (Decrease) in accounts payable             11,055          3,275
      and accrued expenses
     Increase in due to Officer                     21,000         21,000
                                                  ----------     ----------

          Total Adjustments                         32,055         24,275
                                                  ----------     ----------

Net cash used by operating activities               (3,484)            60


Cash flows from investing activities:

Net cash provided by investing activities             0              0


Cash flows from financing activities:

Net cash used by financing activities                 0              0
                                                  ----------     ----------

Net Increase (Decrease) in cash                     (3,484)            60

Cash at beginning of period                          4,818             55
                                                  ----------     ----------
Cash at end of period                                1,334            115
                                                  ==========     ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for
      Income taxes                                $   0          $   0
      Interest                                    $   0          $   0


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


Current Operations

     In April, 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech, Inc. ("Infectech"). Infectech, founded In 1989, is a development-stage biotechnology company which owns 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria.

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


Basis of Presentation

     The unaudited financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instruction to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited financial statements should be read in conjunction with the financial statement and notes thereto included in the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 1998. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the financial position, results of operation, and changes in cash flows of the Company. Operating results for the interim periods are not necessarily indicative of the results which may be expected for the entire year.


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


NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

     For the fiscal year ended December 31, 1998, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at June 30, 1999, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.


NOTE 3 - STOCK OPTION PLAN

     The Company has a stock option plan for its employees, directors, officers, and consultants or advisors of the Company. In May 1995, 3,000,000 shares were registered on Form S-8 for this plan.

Managements Discussion and Analysis of Plan of Operation

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB report. In addition, the discussion of the Company's expected plan of operation included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, is incorporated herein in its entirety as the discussion of the Plan of Operation as required by Item 303(a) Regulation SB.

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

     In April, 1998, the Company entered into an agreement to merge a newly-formed subsidiary of the Company with Infectech, Inc. Infectech, Inc., founded in 1989, is a development-stage biotechnology company which owns 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria. However, in August, 1998, the merger agreement was terminated. (See Note 1, "Organization and Significant Accounting Policies").


Liquidity and Capital Resources - June 30, 1999 Compared to December 31,
1998

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

                       June 30, 1999            December 31, 1998

Working Capital
   (deficit)           $ (219,663)              $ (187,151)

     The Company's financial condition at June 30, 1999 reflects an immediate inability to meet its short-term obligations. At June 30, 1999, the Company had $4,334 cash on hand. The liabilities of the Company at June 30, 1999 aggregated $224,024, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

     Since April, 1998, the Company has relied primarily on Infectech for the infusion of cash to fund basic operations, principally fees due to accountants and lawyers. However, in August, 1998, the merger agreement with Infectech was terminated. (See Note 1, "Organization and Significant Accounting Policies").

     The Company Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company. In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May, 1995, holders have exercised options to purchase 548,506 shares of common stock. No options were exercised during the quarter ended June 30, 1999, leaving 2,451,494 yet available, with an amended expiration date of December 31, 2000. (See the Company's 14c, filed April 8, 1998).


Capital Expenditures and Commitments

     During the quarter ended June 30, 1999, the Company had no capital expenditures. In the near term, the Company believes its capital expenditures will principally be expended for office equipment. The amount of such additional capital required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or a merger acquisition candidate on satisfactory terms.


Results of Operations - The quarter and six months ended June 30, 1999 compared to the quarter and six months ended June 30, 1998.

     The Company reported no revenues for the quarters and six months ended June 30, 1999 and 1998. During the quarter and six months ended June 30, 1999, operating expenses were $17,585 and $35,539, respectively, as compared to $32,945 and $49,215, respectively, for the quarter and six months ended June 30, 1998 (consisting primarily of professional and consulting fees). During the six months ended June 30, 1998, the Company had other income of $25,000 from expenses paid by Infectech, Inc. (see Note
1). As a result, the quarter and six months ended June 30, 1999, had net losses of $17,585 and $ 35,539, respectively, as compared to net losses of $32,945 and $24,215, respectively, for the quarter and six months ended June 30, 1998.


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

          None.


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          None.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on June 30, 1999, upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

          Reports on Form 8-K

          None.



                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 6, 1999

                           REGAL ONE CORPORATION
                                (Registrant)

By:  /s/ Israel Rubinstein
     Israel Rubinstein, President