Form 10QSB
period 1999-09-30
REGAL ONE CORP
filed 2000-01-25
CIK 845385

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended September 30, 1999



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

            Yes [ ]   No  [ ]


               APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,191,217 shares as of January 18, 2000.


                      REGAL ONE CORPORATION
        Form 1O-Q for the quarter ended September 30, 1999


       TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information

Item 1.   Financial Statements (unaudited):

          Balance Sheet as of September 30, 1999

          Statements of Operations for the quarter and nine months ended September 30, 1999

          Statements of Cash Flows for the quarter and nine months ended September 30, 1999

          Notes to the Financial Statements

Item 2.   Managements Discussion and Analysis of Plan of
          Operation


Part II.  Other Information

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                 PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                      REGAL ONE CORPORATION
                          Balance Sheet
                           (Unaudited)


                                                  September 30, 1999

ASSETS

Cash                                              $       151

                                                  ___________
Total Assets                                      $       151



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Accounts Payable and accrued expenses             $   161,801
Due to Officer and Shareholders                        84,160

                                                  ___________
Total Liabilities                                 $   245,961

Stockholders' Equity (Deficit):
Preferred Stock; $.01 par value, authorized
     50,000,000 shares; Series A Preferred
     Stock; No shares Issued and Outstanding              -0-
     Series B Preferred Stock
     Issued and Outstanding 208,965 shares                500

Common Stock; no par value, authorized
     50,000,000 shares; Issued and
     Outstanding 1,191,217 shares                   5,941,113
Accumulated Deficit                               ( 6,187,423)
                                                  -----------
Total Stockholders' Equity (Deficit)              (   245,810)

Total Liabilities and Stockholders'               ___________
Equity (Deficit)                                  $       151


See accompanying Notes to Financial Statements

                                        REGAL ONE CORPORATION
                                       Statement of Operations
                                             (Unaudited)

                                            For the Quarter ended          For the Nine Months ended
                                                 September 30                     September 30

                                             1999            1998          1999           1998
                                             ----            ----          ----           ----
Revenues                                  $    0          $    0        $    0         $    0

Operating Expenses:
  General and Administrative                 23,644          48,484        59,184         97,699
  expenses                                 ----------      ---------     ----------     ---------

 Loss From Operations                       (23,644)        (48,484)      (59,184)       (97,699)

Other Income (expense):                        0               0             0            25,000
                                           ----------      ---------     ----------     ---------
Income (Loss) Before income taxes           (23,644)        (48,484)      (59,184)       (72,699)

Provision for Income Taxes                     0               0             0              0
                                           ----------      ---------     ----------     ---------
Net Income (Loss)                        $  (23,644)     $  (48,484)   $  (59,184)    $  (72,699)
                                           ==========      =========     ==========     =========

Net Income (Loss) per share              $   (0.02)      $   (0.04)    $   (0.05)     $   (0.06)
                                           ==========      =========     ==========     =========

Weighted average common and
common equivalent shares outstanding       1,191,217       1,196,875     1,191,217      1,196,875


See accompanying Notes to Financial Statements

                                        REGAL ONE CORPORATION
                                       Statement of Cash Flows
                                             (Unaudited)

                                                 For the Nine Months ended
                                                       September 30

                                                    1999           1998

Cash flows from operating activities:

Net Loss                                         $ (59,184)     $ (72,699)

Adjustments to reconcile net loss to net cash used by operating activities:

Increase (Decrease) in accounts payable             23,017         27,204
      and accrued expenses
     Increase in due to Officer                     31,500         45,475
                                                  ----------     ----------

          Total Adjustments                         54,517         72,679
                                                  ----------     ----------

Net cash used by operating activities               (4,667)           (20)


Cash flows from investing activities:

Net cash provided by investing activities             0              0


Cash flows from financing activities:

Net cash used by financing activities                 0              0
                                                  ----------     ----------

Net Increase (Decrease) in cash                     (4,667)           (20)

Cash at beginning of period                          4,818             55
                                                  ----------     ----------
Cash at end of period                                  151             35
                                                  ==========     ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for
      Income taxes                                $   0          $   0
      Interest                                    $   0          $   0


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


NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

     For the fiscal year ended December 31, 1998, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at September 30, 1999, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.


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


Liquidity and Capital Resources - September 30, 1999 Compared to
December 31, 1998

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

                       September 30, 1999       December 31, 1998

Working Capital
   (deficit)           $ (245,961)              $ (187,151)

     The Company's financial condition at September 30, 1999 reflects an immediate inability to meet its short-term obligations. At September 30, 1999, the Company had $151 cash on hand. The liabilities of the Company at September 30, 1999 aggregated $245,961, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

     Since April, 1998, the Company has relied primarily on Infectech for the infusion of cash to fund basic operations, principally fees due to accountants and lawyers. However, in August, 1998, the merger agreement with Infectech was terminated. (See Note 1, "Organization and Significant Accounting Policies").

     The Company Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company. In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May, 1995, holders have exercised options to purchase 548,506 shares of common stock. No options were exercised during the quarter ended September 30, 1999, leaving 2,451,494 yet available, with an amended expiration date of December 31, 2000. (See the Company's 14c, filed April 8, 1998).


Capital Expenditures and Commitments

     During the quarter ended September 30, 1999, the Company had no capital expenditures. In the near term, the Company believes its capital expenditures will principally be expended for office equipment. The amount of such additional capital required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or a merger acquisition candidate on satisfactory terms.


Results of Operations - The quarter and nine months ended
September 30, 1999 compared to the quarter and nine months ended
September 30, 1998.

     The Company reported no revenues for the quarters and nine months ended September 30, 1999 and 1998. During the quarter and nine months ended September 30, 1999, operating expenses were $23,644 and $59,184, respectively, as compared to $48,484 and $97,699, respectively, for the quarter and nine months ended September 30, 1998 (consisting primarily of professional fees, consulting fees and amounts due to an officer and shareholder). During the nine months ended September 30, 1998, the Company had other income of $25,000 from expenses paid by Infectech, Inc. (see Note 1). As a result, the quarter and nine months ended September 30, 1999, had net losses of $23,644 and $59,184, respectively, as compared to net losses of $48,484 and $72,699, respectively, for the quarter and nine months ended September 30, 1998.


Year 2000 Issues

     Because many computer systems use only two digits to record the year in date fields, such systems may not be able to accurately process dates including the year 2000 and after. The effects of this problem will vary from system to system and may adversely affect a company's operations as well as the ability to prepare financial statements. In order to determine the impact that Year 2000 issues have on the Company, management has undertaken a complete assessment of all systems potentially affected by Year 2000 issues and has addressed the potential consequences, if any, that its Year 2000 issues would have on its business, results of operations, and financial condition. The Company's assessment of its Year 2000 issues includes addressing whether third parties with whom the Company has a material relationship are Year 2000 compliant.

     The Company has completed an evaluation of its Year 2000 issues and assessed third party issues. Since the Company currently has no operations and is not reliant on internal computer systems for any matters, management believes that the impact of Year 2000 issues will have an immaterial effect, if any at all, on its business, results of operations, and financial condition.


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

          None.


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          None.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on September 30, 1999, upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

          Reports on Form 8-K

          None.



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 21, 2000


                      REGAL ONE CORPORATION
                           (Registrant)


By:  /s/ Israel Rubinstein
     Israel Rubinstein, President