Form 10KSB
period 1999-12-31
REGAL ONE CORP
filed 2000-04-14
CIK 845385

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          _____________
                           FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1999

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


                          (702) 897-5331
                   (Issuer's telephone number)

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

     Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ending December 31, 1999 were $ -0-.

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



                      REGAL ONE CORPORATION
                           FORM  10-KSB

           for the fiscal year ended December 31, 1999

                        TABLE OF CONTENTS

Part I

Item 1.   Description of Business

Item 2    Description of Property

Item 3    Legal Proceedings

Item 4    Submission of Matters to a Vote of
          Security Holders

Part II

Item 5    Market for the Company's Common Equity and
          Related Stockholder Matters

Item 6    Management's Discussion and Analysis and
          Plan of Operation

Item 7    Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
          16(a) of the Exchange Act

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial
          Owners and Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

          SIGNATURES



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

Infectech, Inc.

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

Current Operations

     During 1999, the Company had no business activity, but continued to pursue acquisition candidates.

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

     As of December 31, 1999, the Company did not and currently does not own or lease any real property.

     The Company's current street and mailing address is:

     Regal One Corporation
     551 Driftstone Avenue
     Las Vegas, NV  89123
     (702) 897-5331

     The Company did not and currently does not have any tangible fixed assets as of December 31, 1999


ITEM 3.  LEGAL PROCEEDINGS

     The Company has no current legal proceedings pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     For the fourth quarter of the fiscal year ending December
31, 1999, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.



                             PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

     The Company's shares of common stock trade on the National Association of Securities Dealers' OTC Bulletin Board under the symbol "RONE". The following table sets forth the range of high and low daily closing prices of the Company's common stock per quarter as provided by NASDAQ Trading and Marketing Services (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).


Common Stock           1999            1998            1997
                   High    Low     High    Low     High    Low

Quarter ended:

March 31:          .5313  .25      1.28   .3125     .75    .688
June 30:           .5625  .4063    1.4375 .625     1.50    .50
September 30:      .4688  .3125     .875  .25      1.23    .583
December 31:       .4063  .3125     .375  .25       .563   .313

Quarter ended March 31, 2000:

              High:      .50
              Low:       .3125

Shareholders

     As of March 31, 2000, there were approximately 608 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares in "street name".

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

     Through December 31, 1999, the Company had no active business operations but continued to pursue acquisition candidates. The independent auditor's report for the fiscal year ended December 31, 1999 will include an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses and, at December 31, 1999, has a stockholders' deficit. The Company's ability to continue as a going concern depends upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or complete a successful merger.

Liquidity and Capital Resources - December 31, 1999 Compared to
December 31, 1998

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

                       December 31, 1999        December 31, 1998

Working Capital
 (deficit)             $ (254,478)              $ (187,151)

     The Company's financial condition at December 31, 1999 reflects an immediate inability to meet its short-term obligations. At December 31, 1999, the Company had $8 cash on hand. The liabilities of the Company at December 31, 1999 aggregated $254,486, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

     The Company's Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company. In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May, 1995, holders have exercised options to purchase 548,506 shares of common stock. No options were exercised during the year ended December 31, 1999, leaving 2,451,494 yet available, with an amended expiration date of December 31, 2000. (See the Company's 14c, filed April 8, 1998).

Capital Expenditures and Commitments

     During the fiscal year ended December 31, 1999, the Company had no capital expenditures. The amount of capital expenditures required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or merger acquisition candidate on satisfactory terms.

Results of Operations - The fiscal year ended December 31, 1999 compared to the fiscal year ended December 31, 1998.

     The Company reported no revenues for the current or prior year. During the years ended December 31, 1999 and 1998, operating expenses were $67,327 and $134,397, respectively, primarily consisting of professional and consulting fees. During the year ended December 31, 1998, the Company had other income of $25,000, resulting from expenses paid by Infectech, Inc. (See
Item 1, "Description of Business"). As a result, the Company reported net losses of $67,327 and $134,397, for the years ended December 31, 1999, and 1998, respectively.

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


ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements listed in the table below have been prepared in accordance with the requirements of Item
310(a) of Regulation SB (see Item 13).


Independent Auditor's Report                               F-2

Balance Sheet at December 31, 1999                         F-3

Statements of Income and Comprehensive Income for the
  fiscal years ended December 31, 1999, 1998 and 1997      F-4

Statements of Stockholders' Deficit for the
fiscal years ended December 31, 1999, 1998 and 1997        F-5

Statements of Cash Flows for the fiscal years ended
  December 31, 1999, 1998 and 1997                         F-6

Notes to the Financial Statements                          F-8



                      REGAL ONE CORPORATION
                   AUDITED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

              Albright, Persing & Associates, Ltd.
                  CERTIFIED PUBLIC ACCOUNTANTS
                 1025 Ridgeview Dr., Suite 300
                       Reno, Nevada 89509
                      Phone (775) 826-5432
                       FAX (775) 826-5510



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Regal One Corporation

     We have audited the accompanying balance sheets of Regal One Corporation as of December 31, 1999 and 1998, and the related statements of income and comprehensive income, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 1999 and 1998 and the results of its operation and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at December 31, 1999, 1998 and 1997, and has a stockholders' deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Albright, Persing & Associates, Ltd.
Reno, Nevada
April 12, 2000

                           REGAL ONE CORPORATION
                              BALANCE SHEETS
                        December 31, 1998 and 1997
                      (See Accountants' Audit Report)


                                               1999            1998
ASSETS

Current Assets
  Cash                                      $       8       $   4,818
                                            ---------       ---------
                                                    8           4,818
                                            ---------       ---------
Other Assets
  Deferred tax asset, net                           -               -
                                            ---------       ---------
     Total Assets                           $       8       $   4,818
                                            =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Due to stockholders and officers          $  96,190       $  54,190
  Accounts payable and accrued
    liabilities                               158,296         137,779
                                            ---------       ---------
     Total Current Liabilities                254,486         191,969
                                            ---------       ---------

Stockholders' Equity (Deficit)
  Preferred stock, no par value.
    Authorized 50,000,000 shares;
    issued and outstanding 208,965
    shares in 1999 and 1998                       500            500
  Common stock, no par value.
    Authorized 50,000,000 shares;
    issued and outstanding 1,221,213
    shares in 1999 and 1,221,217
    shares in 1998                          5,997,113      5,997,113
  Accumulated deficit                      (6,252,091)    (6,184,764)
                                            ---------       ---------
     Net Stockholders' Equity (Deficit)      (254,478)      (187,151)
                                            ---------       ---------

     Total Liabilities and Stockholders'
       Equity (Deficit)                     $       8       $   4,818
                                            =========       =========


The accompanying notes are an integral part of these financial statements.


                                   REGAL ONE CORPORATION
                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       Years Ended December 31, 1999, 1998 and 1997
                              (See Accountants' Audit Report)

                                                1999              1998           1997

Expenses:
  Consulting and outside services         $    42,000       $    51,543    $    14,575
  Professional services                        21,880            79,711         48,674
  Other, selling, general and
   administrative expenses                      3,447             3,143          4,417
                                            ---------         ---------      ---------
                                               67,327           134,397         67,666
                                            ---------         ---------      ---------

Net Loss Before Extraordinary Item            (67,327)         (134,397)       (67,666)
                                            ---------         ---------      ---------

Extraordinary item - gain on extinguishment
  of debt (net of income tax of $0)                 -                 -         15,690
                                            ---------         ---------      ---------

     Net Income (Loss)                        (67,327)         (134,397)       (51,976)

Other Comprehensive Income                          -                 -              -
                                            ---------         ---------      ---------
     Comprehensive (Loss)                 $   (67,327)      $  (134,397)   $   (51,976)
                                            =========         =========      =========

Basic and Diluted Loss per Share
  Before Extraordinary Gain               $      (.06)      $      (.11)   $      (.05)
                                            =========         =========      =========

Extraordinary Gain                        $         -       $         -            .01
                                            =========         =========      =========

     Basic and Diluted Net Loss
       per Common Share                   $      (.06)      $      (.11)   $      (.04)
                                            =========         =========      =========


The accompanying notes are an integral part of these financial statements.

                                           REGAL ONE CORPORATION
                                    STATEMENTS OF STOCKHOLDERS' DEFICIT
                               Years Ended December 31, 1999, 1998 and 1997
                                      (See Accountants' Audit Report)


                                                                                                Net
                                                                                           Stockholders'
                              Preferred Stock          Common Stock         Accumulated       Equity
                             Shares     Amount       Shares      Amount       Deficit        (Deficit)


Balance, December 31, 1996,
  as previously reported     208,965   $  500      1,196,875   $5,941,113   $(5,998,391)    $  (56,778)

Adjustment to number of shares
  for reissuance of shares
  previously canceled             -        -          30,000           -             -              -

Balance, December 31, 1996,
  as restated                208,965      500      1,226,875    5,941,113    (5,998,391)       (56,778)

Adjustment to number of shares
  for prior stock split           -        -            (533)          -             -              -

     Net (Loss)                   -        -              -            -        (51,976)       (51,976)
                           ---------  ---------    ---------    ---------     ---------      ---------

Balance, December 31, 1997   208,965      500      1,226,342    5,941,113    (6,050,367)      (108,754)

Stock issued for cash             -        -          10,000       56,000            -          56,000

Adjustment to number of shares
  for share cancellations
  never reissued                  -        -         (15,125)          -             -              -

     Net (Loss)                   -        -              -            -       (134,397)      (134,397)
                           ---------  ---------    ---------    ---------     ---------      ---------

Balance, December 31, 1998   208,965      500      1,221,217    5,997,113    (6,184,764)      (187,151)

Adjustment to number of shares
  for share cancellations
  never reissued                  -        -              (4)          -             -              -

     Net (Loss)                   -        -              -            -        (67,327)       (67,327)
                           ---------  ---------    ---------    ---------     ---------      ---------

Balance, December 31, 1999   208,965      500      1,221,213   $5,997,113   $(6,252,091)     $(254,478)
                           =========  =========    =========    =========     =========      =========


The accompanying notes are an integral part of these financial statements.


                                   REGAL ONE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                             December 31, 1999, 1998 and 1997
                              (See Accountants' Audit Report)


                                                1999              1998           1997

Cash flows from operating activities:
  Net income (loss)                       $   (67,327)      $  (134,397)   $   (51,976)
                                            ---------         ---------      ---------

  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Noncash consulting fees                  42,000            42,000              -
      Expenses paid by officer                      -               814              -
      Increase (Decrease) in accounts
        payable and accrued liabilities        20,517            31,381         36,881
                                            ---------         ---------      ---------
     Total Adjustments                         62,517            74,195         36,881
                                            ---------         ---------      ---------

     Net cash used by operating activities     (4,810)          (60,202)       (15,095)
                                            ---------         ---------      ---------

Cash flows from financing activities:
  Proceeds from sale of stock                       -            56,000              -
  Proceeds from stockholder loans                   -             8,965              -
                                            ---------         ---------      ---------
     Net cash provided (used)
       by financing activities                      -            64,965              -
                                            ---------         ---------      ---------

     Net increase (decrease) in cash           (4,810)            4,763        (15,095)
                                            ---------         ---------      ---------

Cash at beginning of year                      (4,818)               55         15,150
                                            ---------         ---------      ---------

Cash at end of year                       $         8       $     4,818    $        55
                                            ---------         ---------      ---------


The accompanying notes are an integral part of these financial statements.


                                   REGAL ONE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                             December 31, 1999, 1998 and 1997
                              (See Accountants' Audit Report)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   1999          1998          1997

  Cash paid during the year for interest      $      -      $      -      $      -
                                              =========     =========     =========

  Cash paid during the year for income taxes  $      -      $      -      $      -
                                              =========     =========     =========



The accompanying notes are an integral part of these financial statements.


                      REGAL ONE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                 December 31, 1999, 1998 and 1997


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

     The Company has not generated significant revenue during the years ended December 31, 1999, 1998 and 1997, and has funded its operation primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern Company. There can be no assurance that the Company will be able to obtain additional funding, and, if available, will be obtained on terms favorable to or affordable by the Company. The Company's management is currently exploring a merger option. Ultimately, however, the Company will need to achieve profitable operations and/or merge with a going concern Company in order to continue as a going concern.

     In addition, the Company has suffered recurring losses and at December 31, 1999 has a shareholders' deficit. These factors indicate that the Company's ability to continue as a going concern is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company. The Company is seeking a merger candidate and believes that a successful merger will occur in the near future.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

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

     Since the fully diluted loss per share for 1999, 1998 and 1997 was antidilutive, basic and diluted earnings per share are the same. Accordingly, options to purchase common stock in 1999, 1998 and 1997 of 2,451,494 shares, and 20,896,500 common shares potentially issuable upon conversion of preferred stock existing at the end of 1999, 1998 and 1997 were not included in the calculation of diluted earnings per common share.

New Accounting Standards

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

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company is currently not in formal business operations and does not have any reportable operating segments.

     In June, 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, however, the effective date for this pronouncement was delayed for one year from the original effective date of fiscal years beginning after June 15, 1999. Since the Company does not deal in derivative instruments or hedging activities, it is anticipated that this pronouncement will have no impact on the Company's financial statements.


NOTE 2 - PRIOR PERIOD ADJUSTMENT

     The accompanying financial statements for 1997 and 1998 have been restated to correct an error made in 1994 when 30,000 shares of common stock that had been issued in 1993 were incorrectly canceled. The effect of the restatement had no impact on net income for either 1998 or 1997. However, the number of shares of common stock outstanding for 1998 and 1997 have been adjusted to reflect the additional 30,000 shares.


NOTE 3 - STOCKHOLDERS' DEFICIT

     The authorized number of shares of preferred stock is 50,000,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 1999, the Company has authorized 50,000 shares of series A preferred stock and 464,000 shares of series B convertible preferred stock. At December 31, 1999, 1998 and 1997, there were no outstanding shares of series A preferred stock. At December 31, 1999, 1998 and 1997, 208,965 shares of series B preferred stock were outstanding.

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

     As of December 31, 1999, 1998 and 1997, no dividends have been declared on the series A or series B convertible preferred stock.


NOTE 4 - STOCK OPTIONS

     On May 3, 1995, the Company adopted a stock option plan to provide incentives to those individuals who serve or have served the Company as employees, officers, directors or consultants. Under the plan, the Board of Directors is authorized to grant option to individuals who have contributed, or will contribute to the well being of the Company.

     The Company applies APB Opinion 25 in accounting for its fixed stock option plan. Accordingly, since the market value and the option price of the Company's stock were equal on the measurement date, no compensation cost has been recognized for the plan in 1999, 1998 or 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:


                                   1999          1998           1997
  Net Income (Loss)

      As reported              $  (67,327)   $  (134,397)   $  (51,976)
                               ==========    ===========    ==========

      Pro forma                $  (67,327)   $  (338,246)   $ (663,524)
                               ==========    ===========    ==========

  Basic Earnings Per Share

      As reported              $    (0.06)   $     (.11)    $     (.04)
                               ==========    ===========    ==========

      Pro forma                $    (0.06)   $     (.29)    $     (.55)
                               ==========    ===========    ==========

  Diluted Earnings Per Share

      As reported              $    (0.06)   $     (.11)    $     (.04)
                               ==========    ===========    ==========

      Pro forma                $    (0.06)   $     (.29)    $     (.55)
                               ==========    ===========    ==========


     For purposes of estimating the fair value of each option granted in accordance with FASB 123, the Black-Scholes Model was used for 1998 and 1997. The following assumptions were made in estimating fair value:

  Dividend yield                          0%
  Risk-free interest rate                 5.50% to 8.50%
  Expected life                           3 years
  Expected volatility                     124.42%


     Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $203,849 in 1998 and $611,548 in 1997. For 1999, no options were issued or vested, and therefore, there would be no compensation expense.

     Following is a summary of the status of options outstanding during the years ended December 31, 1999, 1998 and 1997:


                              Year Ended 12/31/99

                                         Weighted
                              Number     Average
                                of       Exercise
                              Shares     Price

Outstanding at January 1      2,451,494  $ .8125

Granted                              -         -
Exercised                            -         -
Forfeited                            -         -
                              ---------  --------

Outstanding at December 31    2,451,494  $ .8125
                              =========  ========

Weighted average fair value
  of options granted during
  1999                                   $    -
                                         ========


                           Year Ended 12/31/98        Year Ended 12/31/97

                                      Weighted                   Weighted
                           Number     Average         Number     Average
                             of       Exercise          of       Exercise
                           Shares     Price           Shares     Price

Outstanding at January 1   2,451,494  $ .8125         2,623,695  $ .8125

Granted                           -         -                -         -
Exercised                         -         -                -         -
Forfeited                         -         -                -         -
                           ---------  --------        ---------  --------

Outstanding at December 31 2,451,494  $ .8125         2,451,494  $ .8125
                           =========  ========        =========  ========

Weighted average fair value
  of options granted during
  1998 and 1997                       $     -                    $     -
                                      ========                   ========



     The following table summarizes information regarding stock options outstanding at December 31, 1999:


          Outstanding Options                       Exercisable Options
-----------------------------------------    ---------------------------------
                              Weighted
                              Average        Weighted                 Weighted
                              Remaining      Average                  Average
Exercise                      Contractual    Exercise                 Exercise
Price Range    Number         Life           Price     Number         Price
-----------    -----------    ------------   --------  -----------    --------

$ .8125        2,451,494      1.25 Years     $ .8125   2,451,494      $ .8125



NOTE 5 - EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                   1999           1998           1997
                                   ----------     ----------     ----------
Income from continuing
 operations before
 extraordinary items               $  (67,327)    $ (134,397)    $  (67,666)

Less: preferred dividends                   -              -              -
                                   ----------     ----------     ----------

Income available to common
 stockholders used in basic EPS    $  (67,327)    $ (134,397)    $  (67,666)
                                   ==========     ==========     ==========

Income available to common
 stockholders used in basic EPS    $  (67,327)    $ (134,397)    $  (67,666)

Convertible preferred stock                 -              -              -
                                   ----------     ----------     ----------

Income available to common
 stockholders after assumed
 conversions of dilutive
 securities                        $  (67,327)    $ (134,397)    $  (67,666)
                                   ==========     ==========     ==========

Weighted average number of common
 shares used in basic EPS           1,212,610      1,212,614      1,226,342

Effect of dilutive securities:
 Stock options                              -              -              -
 Convertible preferred stock                -              -              -
                                   ----------     ----------     ----------

Weighted number of common shares
 and dilutive potential common
 stock used in diluted EPS          1,212,610      1,212,614      1,226,342
                                   ==========     ==========     ==========


NOTE 6 - INCOME TAXES

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


                           1999           1998           1997
                         ---------      ---------      ---------
Net operating loss
 carryforwards           $ 631,972      $ 627,617      $ 582,779

Less: valuation
 allowance                (631,972)      (627,617)      (582,779)
                         ---------      ---------      ---------
                         $       -      $       -      $       -
                         =========      =========      =========


     Due to operating losses incurred by the Company, the Company established a related valuation allowance of $631,972 at December
31, 1999.

     As of December 31, 1999, the Company has net operating loss carryforwards of approximately $1,825,396 for Federal income tax return purposes, which expire through 2014. The future tax benefits are dependent upon the Company's ability to generate future earnings.


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



                             PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the current directors and executive officers of the
Company:

Name                       Age       Position

Israel Rubinstein          72        President, Chief Executive
                                     Officer and Director

Dr. Malcolm R. Currie      73        Chairman of the Board

Richard Babbit             74        Secretary, Treasurer and
                                     Director

Michael Platt              58        Director


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

Compliance with Section 16 of The Securities Exchange Act of 1934

     To the Company's knowledge, based on a review of such materials as are required by the SEC, no officer, director, or beneficial holder of more than five percent of the Company's issued and outstanding shares of common stock has filed with the SEC any form or report required to be so filed pursuant to section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 1999 or prior thereto (see Item 11 for a list of the Company's officers, directors and beneficial holders of more than five percent of the Company's issued and outstanding shares of common stock).

     Based solely on a review of such materials as is required by the SEC, the Company is not aware of any transactions that were not reported.


ITEM 10.  EXECUTIVE COMPENSATION

     There was no cash compensation paid by the Company to the executive officers of the Company for the fiscal years ended
December 31, 1999 and 1998.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The persons set forth on the chart below are known to the Company to be the beneficial owners of more than five percent of the Company's outstanding voting common stock as of March 31, 2000. Information concerning the number and percentage of shares of voting common stock of the Company owned on record and beneficially by management is set forth on the chart below:

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
as a group (4 persons)

    (1) Based upon 1,196,342 shares of common stock issued and outstanding as of March 31, 2000. This does not take into account 208,965 shares of Preferred stock representing in the aggregate 24,296,500 common shares votes. Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 96,750 shares (46.3%) are held by the Directors of the Company (Dr. Malcolm Currie, 30,000 shares; Richard Babbit, 30,000 shares; Michael Platt, 36,750 shares).


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     None.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on March 31, 2000 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

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


                                REGAL ONE CORPORATION



Date:  April 13, 2000           /s/ Israel Rubinstein
                                Israel Rubinstein, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities end on the dates indicated.


/s/ Israel Rubinstein                   April 13, 2000
Israel Rubinstein
President and Director


/s/ Malcolm R. Currie                   April 13, 2000
Dr. Malcolm R. Currie
Director


/s/ Richard Babbitt                     April 13, 2000
Richard Babbitt
Secretary, Treasurer and Director


/s/ Michael E. Platt                    April 13, 2000
Michael E. Platt
Director