Form 10QSB
period 2000-03-31
REGAL ONE CORP
filed 2000-05-19
CIK 845385

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended March 31, 2000



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

            Yes [ ]   No  [ ]


               APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,221,213 shares as of May 15, 2000.


                      REGAL ONE CORPORATION
          Form 1O-Q for the quarter ended March 31, 2000


       TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information

Item 1.   Financial Statements (unaudited):

          Balance Sheet

          Statements of Income and Comprehensive Income

          Statements of Cash Flows

          Notes to the Financial Statements

Item 2.   Managements Discussion and Analysis of Plan of
          Operation


Part II.  Other Information

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                 PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


                         REGAL ONE CORPORATION
                            BALANCE SHEETS
                 March 31, 2000 and December 31, 1999


                                        March 31,      December 31,
                                        2000           1999
                                        (Unaudited)    (Audited)

                                ASSETS

Current Assets
     Cash                               $     2,724    $         8
                                        -----------    -----------

          Total Assets                  $     2,724    $         8
                                        ===========    ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Due to stockholders and officers   $   121,690    $    96,190
     Accounts payable and accrued
      liabilities                           155,749        158,296
                                        -----------    -----------
          Total Current Liabilities         277,439        254,486

Stockholders' Equity (Deficit)
     Preferred stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      208,965 shares                            500            500
     Common stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      1,221,213 shares                    5,997,113      5,997,113
     Accumulated deficit                 (6,272,328)    (6,252,091)
                                        -----------    -----------
          Net Stockholders'
          Equity (Deficit)                 (274,715)      (254,478)
                                        -----------    -----------

          Total Liabilities
          and Stockholders'
          Equity (Deficit)              $     2,724    $         8
                                        ===========    ===========



        See the accompanying notes to the financial statements.


                         REGAL ONE CORPORATION
             STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            For the Quarters Ended March 31, 2000 and 1999
                              (Unaudited)

                                        2000           1999
Expenses:
     Consulting and outside services    $    10,500    $    10,500
     Professional services                    9,001          6,875
     Other, selling, general and
      administrative expenses                   736            579
                                        -----------    -----------
                                             20,237         17,954
                                        -----------    -----------

Loss from Operations                        (20,237)       (17,954)
                                        -----------    -----------

Other Income (Expense)                            -              -
                                        -----------    -----------

Loss Before Provision for Income Taxes      (20,237)       (17,954)

Income Tax Expenses                               -              -
                                        -----------    -----------

          Net Income (Loss)                 (20,237)       (17,954)

Other Comprehensive Income                        -              -
                                        -----------    -----------

          Comprehensive (Loss)          $   (20,237)   $   (17,954)
                                        ===========    ===========


     Basic and Diluted Net Loss
     per Common Share                   $      (.02)   $      (.02)
                                        ===========    ===========

     Shares Used in Computing Basic
     and Diluted per Share Data           1,221,213      1,221,217
                                        ===========    ===========


        See the accompanying notes to the financial statements.


                         REGAL ONE CORPORATION
                       STATEMENTS OF CASH FLOWS
            For the Quarters Ended March 31, 2000 and 1999
                              (Unaudited)

                                        2000           1999

Cash flows from operating activities:
     Net income (loss)                  $   (20,237)   $   (17,954)
                                        -----------    -----------

     Adjustments to reconcile net loss
     to net cash used by operating
     activities:
          Noncash consulting fees            25,500         25,500
          Increase (Decrease)in accounts
           payable and accrued liabilities   (2,547)        (7,879)
                                        -----------    -----------

               Total Adjustments             22,953         17,621
                                        -----------    -----------

               Net cash used by operating
               activities                     2,716           (333)

Cash Flows from Investing Activities:
     Net cash provided by
      investing activities                        -              -

Cash flows from financing activities:
     Net cash used by
      financing activities                        -              -
                                        -----------    -----------
               Net increase (decrease)
               in cash                        2,716           (333)

Cash at beginning of period                       8          4,818
                                        -----------    -----------

Cash at end of period                   $     2,724    $     4,485
                                        ===========    ===========


        See the accompanying notes to the financial statements.


                         REGAL ONE CORPORATION
                       STATEMENTS OF CASH FLOWS
            For the Quarters Ended March 31, 2000 and 1999
                              (Unaudited)

                                        2000           1999


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


     Cash paid during the year
     for interest                       $         -    $         -
                                        ===========    ===========

     Cash paid during the year
     for income taxes                   $         -    $         -
                                        ===========    ===========



        See the accompanying notes to the financial statements.


                      REGAL ONE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company") located in Las Vegas, Nevada, is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc., in 1959 in Florida. The Company has been involved in a variety of industries including automobile mufflers, real estate, and the pharmaceutical and health fields. The Company is currently no in formal business operations, but is actively seeking a merger candidate.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended March 31, 2000, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 1999.


NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 1999, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at March 31, 2000, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.


NOTE 3 - PRIOR PERIOD ADJUSTMENT

The accompanying financial statements for the quarter ended March 31, 1999, have been restated to correct an error made in 1994 when 30,000 shares of common stock that had been issued in 1993 were incorrectly canceled. The effect of the restatement had no impact on net income. However, the number of shares of common stock outstanding have been adjusted to reflect the additional 30,000 shares.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is currently not in formal business operations, but is actively seeking a merger candidate. The Company has not generated significant revenue during the last several years, and has funded its operation primarily through the issuance of additional debt and equity financing. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company. The Company is currently exploring a merger option.

Results of Operations

The Company reported no revenues for the quarters ending March
31, 2000 and 1999.

Operating expenditures increased from $17,954 in the quarter ended March 31, 1999, to $20,237 in the quarter ended March 31, 2000. The increase of $2,283 is primarily attributable to expenses incurred earlier in the year for fees applicable to the audit of the December 31, 1999 financial statements.

Liquidity and Capital Resources

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

                              March 31, 2000      December 31,
                                                  1999

Working Capital (deficit)     $ (274,715)         $ (254,478)

The Company's financial condition at March 31, 2000, reflects an immediate inability to meet its short-term obligations. At March 31, 2000, the Company had $2,724 in cash on hand. The liabilities of the Company at March 31, 2000, aggregated $277,439. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 548,506 shares of common stock. No options were exercised during the quarter ended March 31, 2000, leaving 2,451,494 yet available, with an amended expiration date of March 31, 2001
(See the Company's 14c, filed February 19, 1999).

Cautionary Statements Regarding Forward-Looking Statements

Certain statements contained in this Form 10-QSB regarding matters that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, liquidity issues, or events or developments that management expects or anticipates to occur in the future are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. Some of these factors are adverse economic conditions, inadequate capital, availability of alternative financing resources, unexpected costs, and the Company's ability to manage its recurring losses and shareholders' deficit.



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

          None.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

          None.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on March 31, 2000, upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

          Reports on Form 8-K

          None.



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 19, 2000


                      REGAL ONE CORPORATION
                           (Registrant)


By:  /s/ Israel Rubinstein
     Israel Rubinstein, President