Form 10QSB
period 2000-06-30
REGAL ONE CORP
filed 2000-08-15
CIK 845385

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended June 30, 2000.



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

            Yes [ ]   No  [ ]


               APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,253,765 shares as of June 30, 2000.


                      REGAL ONE CORPORATION
          Form 1O-Q for the quarter ended June 30, 2000


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

Item 3.   Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                 PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


                      REGAL ONE CORPORATION

                       FINANCIAL STATEMENTS

                          JUNE 30, 2000

                 Independent Accountant's Report

     We have reviewed the accompanying balance sheet and the related statements of operations and cash flows of Regal One Corporation as of June 30, 2000 and for the three month and six month periods then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

     As discussed in Note 2, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



August 9, 2000

                         REGAL ONE CORPORATION
                            BALANCE SHEETS
                  June 30, 2000 and December 31, 1999
                       (See Accountants' Report)


                                        June 30,       December 31,
                                        2000           1999
                                        (Unaudited)    (Audited)
                                        -----------    -----------

                                ASSETS

Current Assets
     Cash                               $     2,426    $         8
                                        -----------    -----------

          Total Assets                  $     2,426    $         8
                                        ===========    ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Due to stockholders and officers   $   132,190    $    96,190
     Accounts payable and accrued
      liabilities                           139,836        158,296
                                        -----------    -----------
          Total Current Liabilities         272,026        254,486
                                        -----------    -----------

Stockholders' Equity (Deficit)
     Preferred stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      208,965 shares                            500            500
     Common stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      1,253,765 shares at June 30, 2000
      and 1,221,213 shares at
      December 31, 1999                   6,023,564      5,997,113
     Additional paid in capital                  79              -
     Accumulated deficit                 (6,293,743)    (6,252,091)
                                        -----------    -----------
          Net Stockholders'
          Equity (Deficit)                 (269,600)      (254,478)
                                        -----------    -----------
          Total Liabilities
          and Stockholders'
          Equity (Deficit)              $     2,426    $         8
                                        ===========    ===========



        See the accompanying notes to the financial statements.


                         REGAL ONE CORPORATION
             STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
   For the Three Months and Six Months Ended June 30, 2000 and 1999
                       (See Accountants' Report)
                              (Unaudited)

                                            Three Months Ended
                                                 June 30,
                                        --------------------------
                                            2000          1999
                                        --------------------------

Expenses:
     Consulting and outside services    $    10,500    $    10,500
     Professional services                   10,605          6,077
     Other, selling, general and
      administrative expenses                   310           1008
                                        -----------    -----------
                                             21,415         17,585
                                        -----------    -----------

Loss from Operations                        (21,415)       (17,585)
                                        -----------    -----------

Other Income (Expense)                            -              -
                                        -----------    -----------

Loss Before Provision for Income Taxes      (21,415)       (17,585)

Income Tax Expenses                               -              -
                                        -----------    -----------

          Net Income (Loss)                 (21,415)       (17,585)

Other Comprehensive Income                        -              -
                                        -----------    -----------

          Comprehensive (Loss)          $   (21,415)   $   (17,585)
                                        ===========    ===========


     Basic and Diluted Net Loss
     per Common Share                   $      (.02)   $      (.01)
                                        ===========    ===========

     Shares Used in Computing Basic
     and Diluted per Share Data           1,228,312      1,221,213
                                        ===========    ===========


        See the accompanying notes to the financial statements.



                         REGAL ONE CORPORATION
             STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
   For the Three Months and Six Months Ended June 30, 2000 and 1999
                       (See Accountants' Report)
                              (Unaudited)

                                              Six Months Ended
                                                  June 30,
                                        --------------------------
                                            2000          1999
                                        --------------------------
Expenses:
     Consulting and outside services    $    21,000    $    22,375
     Professional services                   19,606         11,576
     Other, selling, general and
      administrative expenses                 1,046          1,588
                                        -----------    -----------
                                             41,652         35,539
                                        -----------    -----------

Loss from Operations                        (41,652)       (35,539)
                                        -----------    -----------

Other Income (Expense)                            -              -
                                        -----------    -----------

Loss Before Provision for Income Taxes      (41,652)       (35,539)

Income Tax Expenses                               -              -
                                        -----------    -----------

          Net Income (Loss)                 (41,652)       (35,539)

Other Comprehensive Income                        -              -
                                        -----------    -----------

          Comprehensive (Loss)          $   (41,652)   $   (35,539)
                                        ===========    ===========


     Basic and Diluted Net Loss
     per Common Share                   $      (.03)   $      (.03)
                                        ===========    ===========

     Shares Used in Computing Basic
     and Diluted per Share Data           1,224,763      1,221,213
                                        ===========    ===========


        See the accompanying notes to the financial statements.


                         REGAL ONE CORPORATION
                       STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 2000 and 1999
                       (See Accountants' Report)
                              (Unaudited)

                                            2000          1999
                                        -----------    -----------

Cash flows from operating activities:
     Net income (loss)                  $   (41,652)   $   (35,539)
                                        -----------    -----------

     Adjustments to reconcile net loss
      to net cash used by operating
      activities:
          Noncash consulting fees            36,000         21,000
          Increase (Decrease)in accounts
           payable and accrued liabilities  (18,460)        11,055
                                        -----------    -----------

               Total Adjustments             17,540         32,055
                                        -----------    -----------

               Net cash used by operating
                activities                  (24,112)        (3,484)
                                        -----------    -----------

Cash Flows from Investing Activities:
     Net cash provided by
      investing activities                        -              -

Cash flows from financing activities:
     Proceeds from sales of stock            26,530              -
                                        -----------    -----------
     Net cash used by
      financing activities                   26,530              -
                                        -----------    -----------
               Net increase (decrease)
                in cash                       2,418         (3,484)

Cash at beginning of period                       8          4,818
                                        -----------    -----------

Cash at end of period                   $     2,426    $     1,334
                                        ===========    ===========


        See the accompanying notes to the financial statements.


                         REGAL ONE CORPORATION
                       STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 2000 and 1999
                       (See Accountants' Report)
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended June 30, 2000, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 1999.

NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 1999, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at June 30, 2000, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.

NOTE 3 - PRIOR PERIOD ADJUSTMENT

The accompanying financial statements for the quarter ended June 30, 1999, have been restated to correct an error made in 1994 when 30,000 shares of common stock that had been issued in 1993 were incorrectly canceled. The effect of the restatement had no impact on net income. However, the number of shares of common stock outstanding have been adjusted to reflect the additional 30,000 shares.

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

Results of Operations

The Company reported no revenues for the quarters ending June 30, 2000 and 1999.

Operating expenditures increased from $17,585 in the quarter ended June 30, 1999, to $21,415 in the quarter ended June 30, 2000. The increase of $3,830 is primarily attributable to expenses incurred earlier in the year for fees applicable to the audit of the December 31, 1999 financial statements and the March 31, 2000 review.

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

                    June 30, 2000           December 31, 1999

Working Capital
     (deficit)      $ (269,600)             $ (254,478)


The Company's financial condition at June 30, 2000, reflects an immediate inability to meet its short-term obligations. At June 30, 2000, the Company had $2,426 in cash on hand. The liabilities of the Company at June 30, 2000, aggregated $272,026. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 581,058 shares of common stock. Options were exercised during the quarter ended June 30, 2000, totaling 32,552 leaving 2,418,942 yet available, with an amended expiration date of March 31, 2001 (See the Company's 14c, filed February 19, 1999).

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

          None.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

          None.

     A copy of any of the exhibits listed or referred to above, if any, will be furnished at a reasonable cost to any person who was a shareholder of the Company on June 30, 2000, upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

          Reports on Form 8-K

          None.



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 2000


                      REGAL ONE CORPORATION
                           (Registrant)


By:  /s/ Dr. Malcolm Currie
     Dr. Malcolm Currie, Chairman