Form 10QSB
period 2000-09-30
REGAL ONE CORP
filed 2000-11-13
CIK 845385

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended September 30, 2000.



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

                          (702) 897-5331
                    Issuer's telephone number


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

            Yes [ ]   No  [ ]


               APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 1,253,765 shares as of September 30, 2000.


                      REGAL ONE CORPORATION
        Form 1O-Q for the quarter ended September 30, 2000


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

Item 3.   Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                 PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


                      REGAL ONE CORPORATION

                       FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2000

                 Independent Accountant's Report

     We have reviewed the accompanying balance sheet and the related statements of operations and cash flows of Regal One Corporation as of September 30, 2000 and for the three month and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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



November 8, 2000

                         REGAL ONE CORPORATION
                            BALANCE SHEETS
               September 30, 2000 and December 31, 1999
                       (See Accountants' Report)


                                        September 30,  December 31,
                                        2000           1999
                                        (Unaudited)    (Audited)
                                        -----------    -----------

                                ASSETS

Current Assets
     Cash                               $     2,381    $         8
                                        -----------    -----------

          Total Assets                  $     2,381    $         8
                                        ===========    ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Due to stockholders and officers   $   132,190    $    96,190
     Accounts payable and accrued
      liabilities                           146,008        158,296
                                        -----------    -----------
          Total Current Liabilities         278,198        254,486
                                        -----------    -----------

Stockholders' Equity (Deficit)
     Preferred stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      208,965 shares                            500            500
     Common stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      1,253,765 shares at June 30, 2000
      and 1,221,213 shares at
      December 31, 1999                   6,023,564      5,997,113
     Additional paid in capital                  79              -
     Accumulated deficit                 (6,299,960)    (6,252,091)
                                        -----------    -----------
          Net Stockholders'
          Equity (Deficit)                 (275,817)      (254,478)
                                        -----------    -----------
          Total Liabilities
          and Stockholders'
          Equity (Deficit)              $     2,381    $         8
                                        ===========    ===========



        See the accompanying notes to the financial statements.


                         REGAL ONE CORPORATION
             STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended September 30, 2000 and 1999
                              (Unaudited)

                                            Three Months Ended
                                               September 30,
                                        --------------------------
                                            2000          1999
                                        --------------------------

Expenses:
     Consulting and outside services    $         -    $    12,750
     Professional services                    5,572          7,669
     Other, selling, general and
      administrative expenses                   645          3,225
                                        -----------    -----------
                                              6,217         23,644
                                        -----------    -----------

Loss from Operations                         (6,217)       (23,644)
                                        -----------    -----------

Other Income (Expense)                            -              -
                                        -----------    -----------

Loss Before Provision for Income Taxes       (6,217)       (23,644)

Income Tax Expenses                               -              -
                                        -----------    -----------

          Net Income (Loss)                  (6,217)       (23,644)

Other Comprehensive Income                        -              -
                                        -----------    -----------

          Comprehensive (Loss)          $    (6,217)   $   (23,644)
                                        ===========    ===========


     Basic and Diluted Net Loss
     per Common Share                   $      (.01)   $      (.02)
                                        ===========    ===========

     Shares Used in Computing Basic
     and Diluted per Share Data           1,253,765      1,191,217
                                        ===========    ===========


        See the accompanying notes to the financial statements.



                         REGAL ONE CORPORATION
             STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months and Nine months Ended September 30, 2000 and 1999
                              (Unaudited)

                                              Nine Months Ended
                                                September 30,
                                        --------------------------
                                            2000          1999
                                        --------------------------
Expenses:
     Consulting and outside services    $    21,000    $    35,125
     Professional services                   25,178         19,245
     Other, selling, general and
      administrative expenses                 1,691          4,814
                                        -----------    -----------
                                             47,869         59,184
                                        -----------    -----------

Loss from Operations                        (47,869)       (59,184)
                                        -----------    -----------

Other Income (Expense)                            -              -
                                        -----------    -----------

Loss Before Provision for Income Taxes      (47,869)       (59,184)

Income Tax Expenses                               -              -
                                        -----------    -----------

          Net Income (Loss)                 (47,869)       (59,184)

Other Comprehensive Income                        -              -
                                        -----------    -----------

          Comprehensive (Loss)          $   (47,869)   $   (59,184)
                                        ===========    ===========


     Basic and Diluted Net Loss
     per Common Share                   $      (.04)   $      (.05)
                                        ===========    ===========

     Shares Used in Computing Basic
     and Diluted per Share Data           1,237,738      1,191,217
                                        ===========    ===========


        See the accompanying notes to the financial statements.


                         REGAL ONE CORPORATION
                       STATEMENTS OF CASH FLOWS
         For the Nine months Ended September 30, 2000 and 1999
                              (Unaudited)

                                            2000          1999
                                        -----------    -----------

Cash flows from operating activities:
     Net income (loss)                  $   (47,869)   $   (59,184)
                                        -----------    -----------

     Adjustments to reconcile net loss
      to net cash used by operating
      activities:
          Noncash consulting fees            36,000         31,500
          Increase (Decrease)in accounts
           payable and accrued liabilities  (12,288)        23,017
                                        -----------    -----------

               Total Adjustments             23,712         54,517
                                        -----------    -----------

               Net cash used by operating
                activities                  (24,157)        (4,667)
                                        -----------    -----------

Cash Flows from Investing Activities:
     Net cash provided by
      investing activities                        -              -

Cash flows from financing activities:
     Proceeds from sales of stock            26,530              -
                                        -----------    -----------
     Net cash used by
      financing activities                   26,530              -
                                        -----------    -----------
               Net increase (decrease)
                in cash                       2,373         (4,667)

Cash at beginning of period                       8          4,818
                                        -----------    -----------

Cash at end of period                   $     2,381    $       151
                                        ===========    ===========


        See the accompanying notes to the financial statements.


                         REGAL ONE CORPORATION
                       STATEMENTS OF CASH FLOWS
         For the Nine months Ended September 30, 2000 and 1999
                              (Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended September 30, 2000, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 1999.

NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 1999, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at September 30, 2000, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.

NOTE 3 - PRIOR PERIOD ADJUSTMENT

The accompanying financial statements for the quarter ended September 30, 1999, have been restated to correct an error made in 1994 when 30,000 shares of common stock that had been issued in 1993 were incorrectly canceled. The effect of the restatement had no impact on net income. However, the number of shares of common stock outstanding have been adjusted to reflect the additional 30,000 shares.

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

Results of Operations

The Company reported no revenues for the quarters ending
September 30, 2000 and 1999.

Operating expenditures decreased from $23,644 in the quarter ended September 30, 1999, to $6,217 in the quarter ended September 30, 2000. The decrease of $17,427 is primarily attributable to consulting expenses incurred in 1999 that were not incurred in 2000.

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

                    September 30, 2000          December 31, 1999

Working Capital
     (deficit)         $ (275,817)                  $ (254,478)


The Company's financial condition at September 30, 2000, reflects an immediate inability to meet its short-term obligations. At September 30, 2000, the Company had $2,381 in cash on hand. The liabilities of the Company at September 30, 2000, aggregated $278,198. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 581,058 shares of common stock. No options were exercised during the quarter ended September 30, 2000, there are 2,418,942 yet available, with an amended expiration date of March 31, 2001
(See the Company's 14c, filed February 19, 1999).

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


Dated: November 13, 2000


                      REGAL ONE CORPORATION
                           (Registrant)


By:  /s/ Dr. Malcolm Curry
     Dr. Malcolm Curry, Chairman