Form 10KSB
period 2000-12-31
REGAL ONE CORP
filed 2001-04-13
CIK 845385

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          _____________
                           FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2000

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

           C/O Christopher H. Dietrich, Attorney at Law
                11300 W. Olympic Blvd., Suite 800
                  Los Angeles, California 90064
             (Address of Principal Executive Offices)


                          (310) 312-6888
                   (Issuer's telephone number)

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

     Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ending December 31, 2000 were $ -0-.

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on July 5, 1999 was approximately $436,954. As of December 31, 2000, the Company had 1,269,217 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.



                      REGAL ONE CORPORATION
                           FORM  10-KSB

           for the fiscal year ended December 31, 2000

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

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial
          Owners and Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

          SIGNATURES



                              PART I


ITEM 1. DESCRIPTION OF BUSINESS

General and Background

     Regal One Corporation (the "Company") is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc. ("EMS") in 1959. In 1974, Mr. Israel Rubinstein, acquired the Company, then named EMS, which at the time had no operations. Pursuant to the merger agreement, Mr. Rubinstein transferred the assets of Regal Muffler Centers, a franchise network of over 100 muffler shops that he founded in 1972 and solely owned, into EMS. In March of 1975, EMS amended its certificate of incorporation and changed its name to Regal International Holding Co., Inc. In 1976, the Company sold substantially all of its assets, but Mr. Rubinstein retained control of the Company. In June 1988, after merging with its wholly owned Nevada Subsidiary, Regal One Corporation, the Company changed its name to Regal One Corporation, but remained a Florida entity.

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

Employees

     Mr. Israel Rubinstein was the President, Chief Executive Officer and a Director of the Company since 1975, except for the period from August 7, 1995 to June 1, 1996, when Mr. Gene Bemel was President as part of the Carbonex acquisition. Mr. Israel Rubinstein died in January of 2001 and the company appointed Richard Babbitt, a director, as President and Chief Executive Officer. The Company has no full-time employees and no employee of the Company earned in 1997, or is currently earning annually, as much as $50,000. (See Item 10, "Executive Compensation")


ITEM 2.  DESCRIPTION OF PROPERTY

     As of December 31, 2000, the Company did not and currently does not own or lease any real property.

     The Company's current street and mailing address is:

     Regal One Corporation
     11300 West Olympic, Suite 800
     Los Angeles, California 90064
     (310) 312-6888

     The Company did not and currently does not have any tangible fixed assets as of December 31, 2000.


ITEM 3.  LEGAL PROCEEDINGS

     The Company has no current legal proceedings pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     For the fourth quarter of the fiscal year ending December
31, 2000, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.



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


Common Stock           2000            1999            1998
                   High    Low     High    Low     High    Low

Quarter ended:

March 31:          .500   .312     .5313  .25      1.28    .3125
June 30:           .437   .281     .5625  .4063    1.4375  .625
September 30:      .406   .250     .4688  .3125     .875   .253
December 31:       .469   .312     .4063  .3125     .375   .25

Quarter ended March 31, 2001:

              High:      .375
              Low:       .25

Shareholders

     As of March 31, 2001, there were approximately 605 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares in "street name".

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

     Through December 31, 2000, the Company had no active business operations but continued to pursue acquisition candidates. The independent auditor's report for the fiscal year ended December 31, 2000 will include an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses and, at December 31, 2000, has a stockholders' deficit. The Company's ability to continue as a going concern depends upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or complete a successful merger.

Liquidity and Capital Resources - December 31, 2000 Compared to
December 31, 1999.

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

                       December 31, 2000        December 31, 1999

Working Capital
 (deficit)             $ (26,789)              $ (254,478)

     The Company's financial condition at December 31, 2000 reflects an immediate inability to meet its short-term obligations. At December 31, 2000, the Company had $2,336 cash on hand. The liabilities of the Company at December 31, 2000 aggregated $272,125, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

     The Company's Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company. In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May, 1995, holders have exercised options to purchase 597,009 shares of common stock. 48,503 options were exercised during the year ended December 31, 2000, leaving 2,402,991 yet available, with an amended expiration date of March 31, 2002. (See the Company's 14c, filed March 23, 2001).

Capital Expenditures and Commitments

     During the fiscal year ended December 31, 2000, the Company had no capital expenditures. The amount of capital expenditures required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or merger acquisition candidate on satisfactory terms.

Results of Operations - The fiscal year ended December 31, 2000 compared to the fiscal year ended December 31, 1999.

     The Company reported no revenues for the current or prior year. During the years ended December 31, 2000 and 1999, operating expenses were $54,802 and $67,627, respectively, primarily consisting of professional and consulting fees. As a result, the Company reported net losses of $54,802 and $67,237, for the years ended December 31, 2000, and 1999, respectively.

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


Independent Auditor's Report                               F-2

Balance Sheet at December 31, 2000                         F-3

Statements of Income and Comprehensive Income for the
  fiscal years ended December 31, 2000, 1999 and 1998      F-4

Statements of Stockholders' Deficit for the
fiscal years ended December 31, 2000, 1999 and 1998        F-5

Statements of Cash Flows for the fiscal years ended
  December 31, 2000, 1999 and 1998                         F-6

Notes to the Financial Statements                          F-8



                      REGAL ONE CORPORATION
                   AUDITED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

              Albright, Persing & Associates, Ltd.
                  CERTIFIED PUBLIC ACCOUNTANTS
                 1025 Ridgeview Dr., Suite 300
                       Reno, Nevada 89509
                      Phone (775) 826-5432
                       FAX (775) 826-5510



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Regal One Corporation

     We have audited the accompanying balance sheets of Regal One Corporation as of December 31, 2000 and 1999, and the related statements of income and comprehensive income, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2000 and 1999 and the results of its operation and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at December 31, 2000, 1999 and 1998, and has a stockholders' deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Albright, Persing & Associates, Ltd.
Reno, Nevada
April 6, 2001

                           REGAL ONE CORPORATION
                              BALANCE SHEETS
                        December 31, 2000 and 1999
                      (See Accountants' Audit Report)


                                               2000            1999
ASSETS

Current Assets
  Cash                                      $   2,336       $       8
                                            ---------       ---------
                                                2,336               8
                                            ---------       ---------
Other Assets
  Deferred tax asset, net                           -               -
                                            ---------       ---------
     Total Assets                           $   2,336       $       8
                                            =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Due to stockholders and officers          $ 148,003       $  96,190
  Accounts payable and accrued
    liabilities                               124,122         158,296
                                            ---------       ---------
     Total Current Liabilities                272,125         254,486
                                            ---------       ---------

Stockholders' Equity (Deficit)
  Series B Preferred stock, no par value.
    Authorized 50,000,000 shares;
    issued and outstanding 208,965
    shares in 2000 and 1999                       500            500
  Common stock, no par value.
    Authorized 50,000,000 shares;
    issued and outstanding 1,269,716
    shares in 2000 and 1,221,217
    shares in 1999                          6,036,604      5,997,113
  Accumulated deficit                      (6,306,893)    (6,252,091)
                                            ---------       ---------
     Net Stockholders' Equity (Deficit)      (269,789)      (254,478)
                                            ---------       ---------

     Total Liabilities and Stockholders'
       Equity (Deficit)                     $   2,336       $      8
                                            =========       =========


The accompanying notes are an integral part of these financial statements.


                                   REGAL ONE CORPORATION
                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       Years Ended December 31, 2000, 1999 and 1998
                              (See Accountants' Audit Report)

                                                2000              1999           1998

Expenses:
  Consulting and outside services         $    21,000       $    42,000    $    51,543
  Professional services                        29,937            21,880         79,711
  Other, selling, general and
   administrative expenses                      1,901             3,447          3,143
 Interest expense                               1,964                 -              -
                                            ---------         ---------      ---------
                                               54,802            67,327        134,397
                                            ---------         ---------      ---------

     Net Income (Loss)                        (54,802)          (67,327)      (134,397)

Other Comprehensive Income                          -                 -              -
                                            ---------         ---------      ---------
     Comprehensive (Loss)                 $   (54,802)      $   (67,327)   $  (134,397)
                                            =========         =========      =========

Basic and Diluted Loss per Share
  Before Extraordinary Gain               $      (.04)      $      (.06)   $      (.11)
                                            =========         =========      =========

Extraordinary Gain                        $         -       $         -              -
                                            =========         =========      =========

     Basic and Diluted Net Loss
       per Common Share                   $      (.04)      $      (.06)   $      (.11)
                                            =========         =========      =========


The accompanying notes are an integral part of these financial statements.

                                           REGAL ONE CORPORATION
                                    STATEMENTS OF STOCKHOLDERS' DEFICIT
                               Years Ended December 31, 2000, 1999 and 1998
                                      (See Accountants' Audit Report)


                                                                                                Net
                                                                                           Stockholders'
                              Preferred Stock          Common Stock         Accumulated       Equity
                             Shares     Amount       Shares      Amount       Deficit        (Deficit)


Balance, December 31, 1997  208,965   $  500      1,226,342   $5,941,113   $(6,050,367)    $ (108,754)

Stock issued for cash             -        -         10,000       56,000             -         56,000

Adjustment to number of
 shares for share
 cancellations never issued       -        -        (15,125)           -             -              -

Net Loss                          -        -              -            -      (134,397)      (134,397)
                           --------   -------     ---------    ----------   -----------    -----------

Balance, December 31, 1998  208,965      500      1,221,217    5,997,113    (6,184,764)      (187,151)

Adjustment to number of
 shares for share
 cancellations never issued       -        -             (4)           -             -              -

     Net (Loss)                   -        -              -            -        (67,327)      (67,327)
                           ---------  ---------    ---------    ---------     ---------      ---------

Balance, December 31, 1999  208,965      500      1,221,213    5,997,113    (6,252,091)      (254,478)

Exercise of stock options         -        -         48,503       39,491             -         39,491

     Net (Loss)                   -         -             -            -       (54,802)       (54,802)
                           ---------  ---------    ---------    ---------     ---------      ---------

Balance, December 31, 2000  208,965      500      1,269,716    6,036,604    (6,306,893)      (269,789)
                           =========  =========    =========    =========     =========      =========


The accompanying notes are an integral part of these financial statements.


                                   REGAL ONE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                             December 31, 2000, 1999 and 1999
                              (See Accountants' Audit Report)


                                                2000              1999           1998

Cash flows from operating activities:
  Net income (loss)                       $   (54,802)      $   (67,327)   $  (134,397)
                                            ---------         ---------      ---------

  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Noncash consulting fees                  21,000            42,000         42,000
      Expenses paid by officer                  3,384                 -            814

      Increase (Decrease) in accounts
        payable and accrued liabilities        17,746            20,517         31,381
                                              ---------         ---------      ---------
     Total Adjustments                         42,130            62,517         74,195
                                              ---------         ---------      ---------

     Net cash used by operating activities    (12,672)           (4,810)       (60,202)
                                              ---------         ---------      ---------

Cash flows from financing activities:
  Proceeds from sale of stock                        -                 -         56,000
  Proceeds from stockholder loans              15,000                 -          8,965
                                              ---------         ---------      ---------
     Net cash provided (used)
       by financing activities                 15,000                 -         64,965
                                              ---------         ---------      ---------

     Net increase (decrease) in cash            2,328            (4,810)         4,763
                                              ---------         ---------      ---------

Cash at beginning of year                           8             4,818             55
                                              ---------         ---------      ---------

Cash at end of year                        $    2,336       $         8    $     4,818
                                              ---------         ---------      ---------


The accompanying notes are an integral part of these financial statements.


                                   REGAL ONE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                             December 31, 2000, 1999 and 1998
                              (See Accountants' Audit Report)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   2000          1999          1998

  Cash paid during the year for interest      $      -      $      -      $      -
                                              =========     =========     =========

  Cash paid during the year for income taxes  $      -      $      -      $      -
                                              =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND FINANCING TRANSACTIONS:

     During the year ended December 31, 2000, a stockholder exercised stock options into
48,503 shares of common stock for payments of $26,531 to accounts payable vendors and
$12,960 due to officers.

     During the year ended December 31, 2000, an accounts payable liability of $25,389 was reclassified to due to stockholders/officers.



The accompanying notes are an integral part of these financial statements.


                      REGAL ONE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                 December 31, 2000, 1999 and 1998


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

     The Company has not generated significant revenue during the years ended December 31, 2000, 1999 and 1998, and has funded its operation primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern Company. There can be no assurance that the Company will be able to obtain additional funding, and, if available, will be obtained on terms favorable to or affordable by the Company. The Company's management is currently exploring a merger option. Ultimately, however, the Company will need to achieve profitable operations and/or merge with a going concern Company in order to continue as a going concern.

     In addition, the Company has suffered recurring losses and at December 31, 2000 has a shareholders' deficit. These factors indicate that the Company's ability to continue as a going concern is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company. The Company is seeking a merger candidate and believes that a successful merger will occur in the near future.

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

     Since the fully diluted loss per share for 2000, 1999 and 1998 was antidilutive, basic and diluted earnings per share are the same. Accordingly, options to purchase common stock in 2000, 1999 and 1998 of 2,451,494 shares, and 20,896,500 common shares potentially issuable upon conversion of preferred stock existing at the end of 2000, 1999 and 1998 were not included in the calculation of diluted earnings per common share.

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


NOTE 2 - PRIOR PERIOD ADJUSTMENT

     The accompanying financial statements for 1998 have been restated to correct an error made in 1994 when 30,000 shares of common stock that had been issued in 1993 were incorrectly canceled. The effect of the restatement had no impact on net income for 1998. However, the number of shares of common stock outstanding for 1998 have been adjusted to reflect the additional 30,000 shares.


NOTE 3 - STOCKHOLDERS' DEFICIT

     The authorized number of shares of preferred stock is 50,000,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 2000, the Company has authorized 50,000 shares of series A preferred stock and 50,000,000 shares of series B convertible preferred stock. At December 31, 2000, 1999 and 1998, there were no outstanding shares of series A preferred stock. At December 31, 2000, 1999 and 1998, 208,965 shares of series B preferred stock were outstanding.

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

     As of December 31, 2000, 1999 and 1998, no dividends have been declared on the series A or series B convertible preferred stock.


NOTE 4 - STOCK OPTIONS

     On May 3, 1995, the Company adopted a stock option plan to provide incentives to those individuals who serve or have served the Company as employees, officers, directors or consultants. Under the plan, the Board of Directors is authorized to grant option to individuals who have contributed, or will contribute to the well being of the Company.

     The Company applies APB Opinion 25 in accounting for its fixed stock option plan. Accordingly, since the market value and the option price of the Company's stock were equal on the measurement date, no compensation cost has been recognized for the plan in 2000, 1999 or 1998. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:


                                   2000          1999           1998
  Net Income (Loss)

      As reported              $   54,802    $ (67,327)    $  134,397
                               ==========    ===========    ==========

      Pro forma                $   54,802    $ (67,327)    $ (338,246)
                               ==========    ===========    ==========

  Basic Earnings Per Share

      As reported              $      .04    $     (.06)   $     (.11)
                               ==========    ===========    ==========

      Pro forma                $      .04    $     (.06)    $    (.29)
                               ==========    ===========    ==========

  Diluted Earnings Per Share

      As reported              $      .04    $     (.06)    $    (.11)
                               ==========    ===========    ==========

      Pro forma                $      .04    $     (.06)    $    (.29)
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


     Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $203,849 for the year ended December 31, 1998. For the years ended December 31, 2000 and 1999, no options were issued or vested, and therefore, there would be no compensation expense.

     Following is a summary of the Company's stock option activity and status of options outstanding during the years ended
December 31:

                                Year Ended 12/31/00

                                         Weighted
                              Number     Average
                                of       Exercise
                              Shares     Price

Outstanding at January 1      2,451,494  $ .8125

Granted                              -         -
Exercised                            -         -
Forfeited                       (48,503)   .8125
                              ---------  --------

Outstanding at December 31    2,402,991  $ .8125
                              =========  ========






                           Year Ended 12/31/99        Year Ended 12/31/98

                                      Weighted                   Weighted
                           Number     Average         Number     Average
                             of       Exercise          of       Exercise
                           Shares     Price           Shares     Price

Outstanding at January 1   2,451,494  $ .8125         2,451,494  $ .8125

Granted                           -         -                -         -
Exercised                         -         -                -         -
Forfeited                         -         -                -         -
                           ---------  --------        ---------  --------

Outstanding at December 31 2,451,494  $ .8125         2,451,494  $ .8125
                           =========  ========        =========  ========

There were no options granted during 2000, 1999 and 1998.


     The following table summarizes information regarding stock options outstanding at December 31, 2000:


          Outstanding Options                       Exercisable Options
-----------------------------------------    ---------------------------------
                              Weighted
                              Average        Weighted                 Weighted
                              Remaining      Average                  Average
Exercise                      Contractual    Exercise                 Exercise
Price Range    Number         Life           Price     Number         Price
-----------    -----------    ------------   --------  -----------    --------

$ .8125        2,402,991      1.25 Years     $ .8125   2,402,991      $ .8125



NOTE 5 - EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.





                                   2000           1999           1998
                                   ----------     ----------     ----------
Income from continuing
 operations before
 extraordinary items               $  (54,802)    $  (67,327)    $ (134,397)

Less: preferred dividends                   -              -              -
                                   ----------     ----------     ----------

Income available to common
 stockholders used in basic EPS    $  (54,802)    $  (67,327)    $ (134,397)
                                   ==========     ==========     ==========

Income available to common
 stockholders used in basic EPS    $  (54,802)    $  (67,327)    $ (134,397)

Convertible preferred stock                 -              -              -
                                   ----------     ----------     ----------

Income available to common
 stockholders after assumed
 conversions of dilutive
 securities                        $  (54,802)    $  (67,327)    $ (134,397)
                                   ==========     ==========     ==========

Weighted average number of common
 shares used in basic EPS           1,250,799      1,212,610      1,212,614

Effect of dilutive securities:
 Stock options                              -              -              -
 Convertible preferred stock                -              -              -
                                   ----------     ----------     ----------

Weighted number of common shares
 and dilutive potential common
 stock used in diluted EPS          1,250,799      1,212,610      1,212,614
                                   ==========     ==========     ==========


NOTE 6 - INCOME TAXES

     As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 109 effective January 1, 1993. One of the provisions of Statement 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 2000, 1999 and 1998, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:


                           2000           1999           1998
                         ---------      ---------      ---------
Net operating loss
 carryforwards           $ 663,350      $ 631,972      $ 627,617

Less: valuation
 allowance                (663,350)      (631,972)      (627,617)
                         ---------      ---------      ---------
                         $       -      $       -      $       -
                         =========      =========      =========


     Due to operating losses incurred by the Company, the Company established a related valuation allowance of $663,350 at December
31, 2000.

     As of December 31, 2000, the Company has net operating loss carryforwards of approximately $1,951,030 for Federal income tax return purposes, which expire through 2015. Additionally, the Company has $92,040 in unpaid consulting expenses due to a related party. The future tax benefits are dependent upon the Company's ability to generate future earnings.


NOTE 7 - SUBSEQUENT EVENT

     On March 23, 2001, the Company amended their Stock Option Plan to extend the expiration date of granted options from March 31, 2001 to March 31, 2002. At December 31, 2000, the Company had 2,402,991 options granted related to the Plan, with an exercise price of $.8125 per option.

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



                             PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the current directors and executive officers of the
Company:

Name                       Age       Position

Dr. Malcolm R. Currie      73        Chairman of the Board

Richard Babbit             74        Secretary, Treasurer and
                                     Director, and President

Michael Platt              58        Director


     Each director holds office for a one-year term until his successor has been elected and qualified at the annual meeting of the Company's shareholders. The members of the Board of Directors serve without remuneration. Corporate Officers are elected by the Board of Directors and serve at the discretion of the Board.

     Israel Rubinstein died during the reporting period and was replaced in his various capacities by Dr. Malcolm Currie.

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


ITEM 10.  EXECUTIVE COMPENSATION

     There was no cash compensation paid by the Company to the executive officers of the Company for the fiscal years ended
December 31, 2000 and 1999.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The persons set forth on the chart below are known to the Company to be the beneficial owners of more than five percent of the Company's outstanding voting common stock as of March 31, 2001. Information concerning the number and percentage of shares of voting common stock of the Company owned on record and beneficially by management is set forth on the chart below:

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
as a group (4 persons)

    (1) Based upon 1,196,342 shares of common stock issued and outstanding as of March 31, 2001. This does not take into account 208,965 shares of Preferred stock representing in the aggregate 24,296,500 common shares votes. Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 96,750 shares (46.3%) are held by the Directors of the Company (Dr. Malcolm Currie, 30,000 shares; Richard Babbit, 30,000 shares; Michael Platt, 36,750 shares).


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     None.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on March 31, 2001 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

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


                                REGAL ONE CORPORATION



Date:  April 10, 2001           /s/ Richard Babbitt
                                Richard Babbitt, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities end on the dates indicated.


/s/ Richard Babbitt                     April 10, 2001
Richard Babbitt
President, Secretary, Treasurer & Director


/s/ Malcolm R. Currie                   April 10, 2001
Dr. Malcolm R. Currie
Chairman & Director


/s/ Michael E. Platt                    April 10, 2001
Michael E. Platt
Director