Form 10QSB
period 2001-03-31
REGAL ONE CORP
filed 2001-05-16
CIK 845385

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         _____________
                          FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly period ended March 31, 2001

     or

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

As of March 31, 2001, the Company had 1,269,217 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

                     REGAL ONE CORPORATION
                         BALANCE SHEETS
              March 31, 2001 and December 31, 2000
                   (See Accountants' Report)


                              March 31,           December 31,
                              2001                2000
                              (Unaudited)         (Audited)

                              ASSETS

Current Assets

          Cash               $     2,291         $     2,336

          Total Assets       $     2,291         $     2,336


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Due to stockholders
       and officers          $   152,663         $   148,003
     Accounts payable and
       accrued liabilities       121,884             124,122

     Total Current Liabilities   274,547             272,125

Stockholders' Equity (Deficit)
     Preferred stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      208,965 shares                      500           500
     Common stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      1,269,716 shares              6,036,604     6,036,604
     Accumulated deficit           (6,309,360)   (6,306,893)
     Net Stockholders' Equity
     (Deficit)                       (272,256)     (269,789)

     Total Liabilities and Stockholders'
     Equity (Deficit)             $     2,291     $    2,336

                     REGAL ONE CORPORATION
         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         For the Quarters Ended March 31, 2001 and 2000
                   (See Accountants' Report)
                          (Unaudited)


                                         2001            2000
Expenses:
     Consulting and outside services    $    -    $    10,500
     Professional services               2,188          9,001
     Other, selling, general and
     administrative expenses               204            736
                                        --------      ----------
                                         2,392         20,237

Loss from Operations                    (2,392)       (20,237)

Other Income (Expense)                     (75)             -

Loss Before Provision for Income Taxes  (2,467)       (20,237)

Income Tax Expenses                          -              -

               Net Income (Loss)        (2,467)       (20,237)

Other Comprehensive Income                   -              -

               Comprehensive (Loss)    $(2,467)      $(20,237)



     Basic and Diluted Net Loss
         per Common Share              $ (.002)      $  (.017)

     Shares Used in Computing Basic and Diluted
         per Share Data              $1,269,716     1,221,213

                     REGAL ONE CORPORATION
                    STATEMENTS OF CASH FLOWS
         For the Quarters Ended March 31, 2001 and 2000
                   (See Accountants' Report)
                          (Unaudited)


                                        2001           2000
Cash flows from operating activities:
     Net income (loss)                 $(2,467)       $(20,237)

     Adjustments to reconcile net loss
      to net cash used by operating
      activities:

     Noncash consulting fees                 -          25,500
     Expenses paid by stockholders
      and officers                       4,659             -

     Increase (Decrease)in accounts payable
     and accrued liabilities            (2,237)         (2,547)
     Total Adjustments                   2,422          22,953

     Net cash used by operating
      activities                           (45)          2,716

Cash Flows from Investing Activities:
     Net cash provided by
     investing activities                    -               -

Cash flows from financing activities:
     Net cash used by
     financing activities                    -               -
     Net increase (decrease) in cash       (45)          2,716

Cash at beginning of period              2,336               8

Cash at end of period                 $  2,291        $  2,724

                     REGAL ONE CORPORATION
                    STATEMENTS OF CASH FLOWS
         For the Quarters Ended March 31, 2001 and 2000
                   (See Accountants' Report)
                          (Unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                        2001           2000

Cash paid during the quarter
     for interest                   $     -          $    -

Cash paid during the quarter
     for income taxes               $     -          $    -





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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended March 31, 2001, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2000.

NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 2000, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at March 31, 2001, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.

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

Results of Operations

The Company reported no revenues for the quarters ending March
31, 2001 and 2000.

Operating expenditures decreased from $20,237 in the quarter ended March 31, 2000, to $2,392 in the quarter ended March 31, 2001. The decrease of $17,845 is primarily attributable to consulting fees incurred in the first quarter of 2000 of $10,500 that were not performed in the first quarter of 2001 and expenses incurred earlier in the year for fees applicable to the audit of the December 31, 2000 financial statements.

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

                         March 31, 2001      December 31, 2000

Working Capital (deficit)   $ (272,256)        $ (269,789)

The Company's financial condition at March 31, 2001, reflects an immediate inability to meet its short-term obligations. At March 31, 2001, the Company had $2,291 in cash on hand. The liabilities of the Company at March 31, 2001, aggregated $274,547. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 597,009 shares of common stock. No options were exercised during the quarter ended March 31, 2001, leaving 2,402,991 yet available, with an amended expiration date of March 31, 2002. (See the Company's 14c, filed March 23, 2001.)

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



PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities

               None

     Item 3.   Default Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security
                 Holders

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports

               None

                              REGAL ONE CORPORATION
                              (Registrant)

Date: May 15, 2001             /s/ Richard Babbitt
                              Richard Babbitt, President