Form 10-Q
period 2001-06-30
REGAL ONE CORP
filed 2001-08-14
CIK 845385

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         _____________
                          FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly period ended June 30, 2001

     or

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

As of June 30, 2001, the Company had 1,269,716 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

                     REGAL ONE CORPORATION
                         BALANCE SHEETS
              June 30, 2001 and December 31, 2000
                   (See Accountants' Report)


                              June 30,            December 31,
                              2001                2000
                              (Unaudited)         (Audited)

                              ASSETS

Current Assets

          Cash               $     2,254         $     2,336

          Total Assets       $     2,254         $     2,336


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Due to stockholders
       and officers          $   154,184         $   148,003
     Accounts payable and
       accrued liabilities       132,352             124,122

     Total Current Liabilities   286,536             272,125

Stockholders' Equity (Deficit)
     Preferred stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      208,965 shares                      500           500
     Common stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      1,269,716 shares              6,036,604     6,036,604
     Accumulated deficit           (6,321,386)   (6,306,893)
     Net Stockholders' Equity
     (Deficit)                       (284,282)     (269,789)

     Total Liabilities and Stockholders'
     Equity (Deficit)             $     2,254     $    2,336

(format change)
                                  REGAL ONE CORPORATION
                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            For the Three Months and Six Months Ended June 30, 2001 and 2000
                                       (Unaudited)

                                   Three Months Ended                 Six Months Ended
                                   June 30,                                June 30,
                                   2001           2000           2001           2000
                                   -----------------------------------------------------
Expenses:
Consulting and outside services    $    -       $ 10,500        $     -         $21,000
Professional services              11,120         10,605         12,758          19,606
Other, selling, general and
administrative expenses               234            310            988           1,046
Interest expense                      672              -            747               -
                                   -------        -------        -------        ---------
                                   12,026         21,415         14,493          41,652

Loss from Operations               (12,026)       (21,415)       (14,493)       (41,652)

Other Income (Expense)                  -              -              -              -

Loss Before Provision for Income
Taxes                              (12,026)       (21,415)       (14,493)       (41,652)

Income Tax Expenses                     -              -              -              -

Net Income (Loss)                  (12,026)       (21,415)       (14,493)       (41,652)

Other Comprehensive Income              -              -              -              -

Comprehensive (Loss)               $(12,026)      $(21,415)      $(14,493)      $(41,652)


Basic and Diluted Net Loss per
Common Share                       $   (.01)      $    (.02)     $  (.01)       $  (.03)

Shares Used in Computing Basic
and Diluted per Share Data         1,269,716       1,228,312      1,269,716     1,224,763


See the accompanying notes to the Financial Statements.

(format change)
                     REGAL ONE CORPORATION
                    STATEMENTS OF CASH FLOWS
        For the Sis Months Ended June 30, 2001 and 2000
                          (Unaudited)


                                        2001           2000
Cash flows from operating activities:
     Net income (loss)                $(14,493)       $(41,652)

     Adjustments to reconcile net loss
      to net cash used by operating
      activities:

     Noncash consulting fees                 -          36,000
     Expenses paid by stockholders
      and officers                       6,181             -

     Increase (Decrease)in accounts payable
     and accrued liabilities             8,230         (18,460)
     Total Adjustments                  14,411          17,540

     Net cash used by operating
      activities                           (82)        (24,112)

Cash Flows from Investing Activities:
     Net cash provided by
     investing activities                    -               -

Cash flows from financing activities:
   Proceeds from sales of stock              -          26,530
     Net cash used by
     financing activities                    -          26,530
     Net increase (decrease) in cash       (82)          2,418

Cash at beginning of period              2,336               8

Cash at end of period                 $  2,254        $  2,426




See the accompanying notes to the Financial Statements.










                     REGAL ONE CORPORATION
                    STATEMENTS OF CASH FLOWS
        For the Six Months Ended June 30, 2001 and 2000
                   (See Accountants' Report)
                          (Unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                        2001           2000

Cash paid during the quarter
     for interest                   $     -          $    -

Cash paid during the quarter
     for income taxes               $     -          $    -






See the accompanying notes to the Financial Statements.
NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended June 30, 2001, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company=s Annual Report on Form 10-KSB for the year ending December 31, 2000.

NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 2000, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at June 30, 2001, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.

NOTE 3 - PRIOR PERIOD ADJUSTMENT

The accompanying financial statements for the quarter ended June 30, 2000, have been restated to correct an error made in 1994 when 30,000 shares of common stock that had been issued in 1993 were incorrectly canceled. The effect of the restatement had no impact on net income. However, the number of shares of common stock outstanding have been adjusted to reflect the additional 30,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview.

The Company is currently not in formal business operations, but is actively seeking a merger candidate. The Company has not generated significant revenue during the last several years, and has funded its operation primarily through the issuance of additional debt and equity financing. Accordingly, the Company=s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company. The Company is currently exploring a merger option.

Results of Operations.

The Company reported no revenues for the quarters ending June 30, 2001 and 2000.

Operating expenditures decreased from $21,415 in the quarter ended June 30, 2000, to $12,026 in the quarter ended June 30, 2001. The decrease of $9,389 is primarily attributable to consulting expenses incurred in the second quarter of 2000.

Liquidity and Capital Resources.

During the prior year and current quarter, the Company had continuing losses from operations. There can be no assurances that the Company will be able to secure long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company=s lack of liquidity is reflected in the table below, which shows comparative working capital (current assets less current liabilities) which is an important measure of the Company=s ability to meet its short-term obligations.

                         June 30, 2001       December 31, 2000

Working Capital (deficit)     $(284,282)          $(269,789)

The Company=s financial condition at June 30, 2001, reflects an immediate inability to meet its short-term obligations. At June 30, 2001, the Company had $2,254 in cash on hand. The liabilities of the Company at June 30, 2001, aggregated $286,536. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.

Stock Option Plan.

The Company=s Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 597,009 shares of common stock. No options were exercised during the quarter ended June 30, 2001, leaving 2,402,991 yet available, with an amended expiration date of March 31, 2002 (See the Company=s 14c, filed March 23, 2001).

Cautionary Statements Regarding Forward-Looking Statements.

Certain statements contained in this Form 10-QSB regarding matters that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, liquidity issues, or events or developments that management expects or anticipates to occur in the future are forward-looking statements. The forward-looking statements are based on management=s current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management=s forward-looking statements. Some of these factors are adverse economic conditions, inadequate capital, availability of alternative financing resources, unexpected costs, and the Company=s ability to manage its recurring losses and shareholders= deficit.


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities

               None

     Item 3.   Default Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security
                 Holders

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports

               None

                              REGAL ONE CORPORATION
                              (Registrant)

Date: August 14, 2001         /s/ Richard Babbitt
                              Richard Babbitt, President