Form 10QSB
period 2001-09-30
REGAL ONE CORP
filed 2001-11-14
CIK 845385

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         _____________
                          FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly period ended September 30, 2001

     or

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

As of September 30, 2001, the Company had 1,269,716 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

                     REGAL ONE CORPORATION
                         BALANCE SHEETS
            September 30, 2001 and December 31, 2000

                              September 30,       December 31,
                              2001                2000
                              (Unaudited)         (Audited)

                              ASSETS

Current Assets
          Cash               $     5,192         $     2,336
          Prepaid expenses           243                   -
                             ------------        ------------
          Total Assets       $     5,435         $     2,336
                             ============        ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Due to stockholders
       and officers          $   157,184         $   148,003
     Accounts payable and
       accrued liabilities       136,594             124,122
                               ----------          ----------
     Total Current Liabilities   293,778             272,125
                               ----------          ----------

Stockholders' Equity (Deficit)
     Preferred stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      208,965 shares                      500           500
     Common stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      1,269,716 shares at
      September 30, 2001 and
      December 31, 2000             6,036,604     6,036,604
     Accumulated deficit           (6,325,447)   (6,306,893)
                                   -----------   -----------
     Net Stockholders' Equity
     (Deficit)                       (288,343)     (269,789)
                                   -----------   -----------

     Total Liabilities and Stockholders'
     Equity (Deficit)             $     5,435     $    2,336
                                      ========       ========






See the accompanying notes to the Financial Statements.

(format change)

                                  REGAL ONE CORPORATION
                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                       (Unaudited)

                                   Three Months Ended            Nine Months Ended
                                   September 30,                 September 30,
                                   2001           2000           2001           2000
                                   -----------------------------------------------------
Expenses:
Consulting and outside services    $    -       $      -        $      -        $21,000
Professional services               2,675          5,572          15,433         25,178
Other, selling, general and
administrative expenses               585            645           1,572          1,691
                                   -------        -------         -------       ---------
                                    3,260          6,217          17,005         47,869
                                   -------        -------         -------       ---------
Loss from Operations               (3,260)        (6,217)        (17,005)       (47,869)
                                   -------        -------        --------       ---------
Other Income (Expense):
 Interest Expense                    (801)             -          (1,549)             -
                                   -------        -------        --------       ---------
Loss Before Provision for Income
  Taxes                            (4,061)         (6,217)       (18,554)       (47,869)

Income Tax Expenses                     -              -              -              -
                                   -------        --------       --------       ---------
Net Income (Loss)                  (4,061)         (6,217)       (18,554)       (47,869)

Other Comprehensive Income              -              -              -              -
                                   -------        --------       --------       ---------
Comprehensive (Loss)               $(4,061)       $(6,217)      $(18,554)      $(47,869)
                                   ========       ========      =========      =========

Basic and Diluted Net Loss per
Common Share                       $   (.00)      $  (.01)      $   (.01)      $   (.04)
                                   =========      ========      =========      =========
Shares Used in Computing Basic
and Diluted per Share Data         1,269,716      1,269,716     1,269,716      1,244,243
                                   =========      =========     =========      =========

See the accompanying notes to the Financial Statements.

(format change)

                     REGAL ONE CORPORATION
                    STATEMENTS OF CASH FLOWS
     For the Nine Months Ended September 30, 2001 and 2000
                          (Unaudited)
                                         2001            2000
                                        ------          ------
Cash flows from operating activities:
     Net income (loss)                $(18,554)       $(47,869)
                                      ---------       ---------
     Adjustments to reconcile net loss
      to net cash used by operating
      activities:

     Noncash consulting fees                 -          36,000
     (Increase) Decrease in
      prepaid expenses                    (243)              -
     Expenses paid by stockholders
      and officers                       9,181               -
     Increase (Decrease)in accounts payable
      and accrued liabilities           12,472         (12,288)
                                       --------        --------
     Total Adjustments                  21,410          23,712
                                       --------        --------
     Net cash used by operating
      activities                         2,856         (24,157)
                                       --------        --------
Cash Flows from Investing Activities:
     Net cash provided by
     investing activities                    -               -

Cash flows from financing activities:
   Proceeds from sales of stock              -          26,530
                                       --------        --------
     Net cash used by
     financing activities                    -          26,530
                                       --------        --------
     Net increase (decrease) in cash     2,856           2,373

Cash at beginning of period              2,336               8
                                       --------        --------

Cash at end of period                 $  5,192        $  2,381
                                       ========        ========



See the accompanying notes to the Financial Statements.

                     REGAL ONE CORPORATION
                    STATEMENTS OF CASH FLOWS
     For the Nine Months Ended September 30, 2001 and 2000
                   (See Accountants' Report)
                          (Unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                        2001          2000
                                       ------        ------
Cash paid during the year
     for interest                   $     -          $    -
                                    ==========       =========
Cash paid during the year
     for income taxes               $     -          $    -
                                    ==========       =========





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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended September 30, 2001, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company=s Annual Report on Form 10-KSB for the year ending December 31, 2000.


NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 2000, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at September 30, 2001, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.


NOTE 3 - PRIOR PERIOD ADJUSTMENT

The accompanying financial statements for the quarter ended September 30, 2000, have been restated to correct an error made in 1994 when 30,000 shares of common stock that had been issued in 1993 were incorrectly canceled. The effect of the restatement had no impact on net income. However, the number of shares of common stock outstanding have been adjusted to reflect the additional 30,000 shares.

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

Results of Operations

The Company reported no revenues for the quarters ending
September 30, 2001 and 2000.

Operating expenditures decreased from $6,217 in the quarter ended
September 30, 2000, to $3,260 in the quarter ended September 30,
2001. The decrease of $2,957 is primarily attributable to professional service expenses incurred in the third quarter of 2000.

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

                        September 30, 2001   December 31, 2000

Working Capital (deficit)      $(288,343)         $(269,789)

The Company's financial condition at September 30, 2001, reflects an immediate inability to meet its short-term obligations. At September 30, 2001, the Company had $5,192 in cash on hand. The liabilities of the Company at September 30, 2001, aggregated $293,778. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 597,009 shares of common stock. No options were exercised during the quarter ended September 30, 2001, leaving 2,402,991 yet available, with an amended expiration date of March 31, 2002
(See the Company's 14c, filed March 23, 2001).

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

               None

     Item 3.   Default Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security
                 Holders

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports

               None

                              REGAL ONE CORPORATION
                              (Registrant)

Date: November 13, 2001       /s/ Richard Babbitt
                              Richard Babbitt, President