Form 10KSB
period 2001-12-31
REGAL ONE CORP
filed 2002-03-22
CIK 845385

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          _____________
                           FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2001

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

     Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ending December 31, 2001 were $ -0-.

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on March 19, 2002 was approximately $511,748. As of March 19, 2001, the Company had 1,269,217 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.



                      REGAL ONE CORPORATION
                           FORM  10-KSB

           for the fiscal year ended December 31, 2001

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

     From 1987 to 1992, the Company was engaged in the acquisition and holding of real estate, primarily in the Western United States. Until the end of 1992, the Company's assets consisted primarily of irrevocable options to acquire the real estate in exchange for shares of the Company's common stock. Generally, the Company would issue to the Seller of the property shares of its common stock with a fair value equal to the value of the real estate on the date of the agreement.

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

Current Operations

     During 2001, the Company had no business activity, but continued to pursue acquisition candidates.

Employees

     Mr. Israel Rubinstein was the President, Chief Executive Officer and a Director of the Company since 1975, except for the period from August 7, 1995 to June 1, 1996, when Mr. Gene Bemel was President as part of the Carbonex acquisition. Mr. Israel Rubinstein died in January of 2001 and the company appointed Richard Babbitt, a director, as President and Chief Executive Officer. The Company has no full-time employees and no employee of the Company earned in 2001, or is currently earning annually, as much as $50,000. (See Item 10, "Executive Compensation")


ITEM 2.  DESCRIPTION OF PROPERTY

     As of December 31, 2001, the Company did not and currently does not own or lease any real property.

     The Company's current street and mailing address is:

     Regal One Corporation
     11300 West Olympic, Suite 800
     Los Angeles, California 90064
     (310) 312-6888

     The Company did not and currently does not have any tangible fixed assets as of December 31, 2001.


ITEM 3.  LEGAL PROCEEDINGS

     The Company has no current legal proceedings pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     For the fourth quarter of the fiscal year ending December
31, 2001, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.



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


Common Stock           2001            2000            1999
                   High    Low     High    Low     High    Low

Quarter ended:

March 31:          .26    .25      .500   .312      .5313  .25
June 30:           .26    .25      .437   .281      .5625  .4063
September 30:      .35    .20      .406   .250      .4688  .3125
December 31:       .22    .15      .469   .312      .4063  .3125

Period ended March 19, 2002:

              High:      .45
              Low:       .15

Shareholders

     As of March 19, 2002, there were approximately 605 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares in "street name".

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

     Through December 31, 2001, the Company had no active business operations but continued to pursue acquisition candidates. The independent auditor's report for the fiscal year ended December 31, 2001 will include an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses and, at December 31, 2001, has a stockholders' deficit. The Company's ability to continue as a going concern depends upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or complete a successful merger.

Liquidity and Capital Resources - December 31, 2001 Compared to
December 31, 2000.

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

                       December 31, 2001      December 31, 2000

Working Capital
 (deficit)             $ (294,638)            $   (269,789)

     The Company's financial condition at December 31, 2001 reflects an immediate inability to meet its short-term obligations. At December 31, 2001, the Company had $4,744 cash on hand. The liabilities of the Company at December 31, 2001 aggregated $299,558, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

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

Capital Expenditures and Commitments

     During the fiscal year ended December 31, 2001, the Company had no capital expenditures. The amount of capital expenditures required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or merger acquisition candidate on satisfactory terms.

Results of Operations - The fiscal year ended December 31, 2001 compared to the fiscal year ended December 31, 2000.

     The Company reported no revenues for the current or prior year. During the years ended December 31, 2001 and 2000, operating expenses were $24,849 and $54,802, respectively, primarily consisting of professional and consulting fees. As a result, the Company reported net losses of $24,849 and $54,802, for the years ended December 31, 2001, and 2000, respectively.

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


Independent Auditor's Report                               F-2

Balance Sheet at December 31, 2001                         F-3

Statements of Income and Comprehensive Income for the
  fiscal years ended December 31, 2001, 2000 and 1999      F-4

Statements of Stockholders' Deficit for the
fiscal years ended December 31, 2001, 2000 and 1999        F-5

Statements of Cash Flows for the fiscal years ended
  December 31, 2001, 2000 and 1999                         F-6

Notes to the Financial Statements                          F-8



                      REGAL ONE CORPORATION
                   AUDITED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

              Albright, Persing & Associates, Ltd.
                  CERTIFIED PUBLIC ACCOUNTANTS
                 1025 Ridgeview Dr., Suite 300
                       Reno, Nevada 89509
                      Phone (775) 826-5432
                       FAX (775) 826-5510



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Regal One Corporation

     We have audited the accompanying balance sheets of Regal One Corporation as of December 31, 2001 and 2000, and the related statements of income and comprehensive income, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2001 and 2000 and the results of its operation and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at December 31, 2001, 2000 and 1999, and has a stockholders' deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Albright, Persing & Associates, Ltd.
Reno, Nevada
March 12, 2002

(format change)

                           REGAL ONE CORPORATION
                              BALANCE SHEETS
                        December 31, 2001 and 2000
                      (See Accountants' Audit Report)


                                               2001            2000
ASSETS

Current Assets
  Cash                                      $   4,744       $   2,336
  Prepaid expenses                                176               -
                                            ---------       ---------
                                                4,920           2,336
                                            ---------       ---------
Other Assets
  Deferred tax asset, net                           -               -
                                            ---------       ---------
     Total Assets                           $   4,920       $   2,336
                                            =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Due to stockholders and officers          $ 157,184       $ 148,003
  Accounts payable and accrued
    liabilities                               142,374         124,122
                                            ---------       ---------
     Total Current Liabilities                299,558         272,125
                                            ---------       ---------

Stockholders' Equity (Deficit)
  Series B Preferred stock, no par value.
    Authorized 50,000,000 shares;
    issued and outstanding 208,965
    shares in 2001 and 2000                       500            500
  Common stock, no par value.
    Authorized 50,000,000 shares;
    issued and outstanding 1,269,716
    shares in 2001 and 2000                 6,036,604      6,036,604
  Accumulated deficit                      (6,331,742)    (6,306,893)
                                            ---------       ---------
     Net Stockholders' Equity (Deficit)      (294,638)      (269,789)
                                            ---------       ---------

     Total Liabilities and Stockholders'
       Equity (Deficit)                     $   4,920       $  2,336
                                            =========       =========


The accompanying notes are an integral part of these financial statements.


                                   REGAL ONE CORPORATION
                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       Years Ended December 31, 2001, 2000 and 1999
                              (See Accountants' Audit Report)

                                                2001              2000           1999
                                               ------            ------         ------
Expenses:
  Consulting and outside services         $         -       $    21,000    $    42,000
  Professional services                        20,545            29,937         21,880
  Other, selling, general and
   administrative expenses                      1,934             1,901          3,447
 Interest expense                               2,370             1,964              -
                                            ---------         ---------      ---------
     Net Income (Loss)                        (24,849)          (54,802)       (67,327)
                                            ---------         ---------      ---------
Other Comprehensive Income                          -                 -              -
                                            ---------         ---------      ---------
     Comprehensive (Loss)                 $   (24,849)      $   (54,802)   $   (67,327)
                                            =========         =========      =========


     Basic and Diluted Net Loss
       per Common Share                   $      (.02)      $      (.04)   $      (.06)
                                            =========         =========      =========


The accompanying notes are an integral part of these financial statements.


                                           REGAL ONE CORPORATION
                                    STATEMENTS OF STOCKHOLDERS' DEFICIT
                               Years Ended December 31, 2001, 2000 and 1999
                                      (See Accountants' Audit Report)


                                                                                                Net
                                                                                           Stockholders'
                              Preferred Stock          Common Stock         Accumulated       Equity
                             Shares     Amount       Shares      Amount       Deficit        (Deficit)
                            -------------------     -------------------     -----------    -------------

Balance, December 31, 1998  208,965   $  500      1,221,217   $5,997,113   $(6,184,764)    $ (187,151)

Adjustment to number of
 shares for share
 cancellations never issued       -        -             (4)           -             -              -

Net Loss                          -        -              -            -       (67,327)       (67,327)
                           --------   -------     ---------    ----------   -----------    -----------

Balance, December 31, 1999  208,965      500      1,221,213    5,997,113    (6,252,091)      (254,478)

Exercise of stock options         -        -         48,503       39,491             -         39,491

Net (Loss)                        -        -              -            -        (54,802)      (54,802)
                           ---------  ---------    ---------    ---------     ---------      ---------

Balance, December 31, 2000  208,965      500      1,269,716    6,036,604     (6,306,893)     (269,789)


Net (Loss)                        -         -             -            -       (24,849)       (24,849)
                           ---------  ---------    ---------    ---------     ---------      ---------

Balance, December 31, 2001  208,965   $   500     1,269,716   $6,036,604   $(6,331,742)     $(294,638)
                           =========  =========    =========    =========     =========      =========


The accompanying notes are an integral part of these financial statements.


                                   REGAL ONE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                             December 31, 2001, 2000 and 1999
                              (See Accountants' Audit Report)


                                               2001              2000           1999
                                             --------          --------        -------
Cash flows from operating activities:
  Net income (loss)                       $   (24,849)      $   (54,802)   $   (67,327)
                                            ---------         ---------      ---------

  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Noncash consulting fees                       -            21,000         42,000
      Increase in prepaid expenses               (176)                -              -
      Expenses paid by officer                  6,181             3,384              -
      Increase (Decrease) in accounts
        payable and accrued liabilities        18,252            17,746         20,517
                                              ---------         ---------      ---------
     Total Adjustments                         24,257            42,130         62,517
                                              ---------         ---------      ---------

     Net cash used by operating activities       (592)          (12,672)        (4,810)
                                              ---------         ---------      ---------

Cash flows from financing activities:
  Proceeds from sale of stock                        -                 -              -
  Proceeds from stockholder loans                3,000            15,000              -
                                              ---------         ---------      ---------
     Net cash provided (used)
       by financing activities                   3,000            15,000              -
                                              ---------         ---------      ---------

     Net increase (decrease) in cash             2,408             2,328         (4,810)
                                              ---------         ---------      ---------

Cash at beginning of year                        2,336                 8          4,818
                                              ---------         ---------      ---------

Cash at end of year                         $    4,744       $     2,336    $         8
                                              =========         =========      =========


The accompanying notes are an integral part of these financial statements.


                                   REGAL ONE CORPORATION
                                 STATEMENTS OF CASH FLOWS
                             December 31, 2001, 2000 and 1998
                              (See Accountants' Audit Report)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                2001          2000          1999
                                              --------      -------       -------

  Cash paid during the year for interest      $     25      $      -      $      -
                                              =========     =========     =========

  Cash paid during the year for income taxes  $      -      $      -      $      -
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

     During the year ended December 31, 2001, an accounts payable liability of $6,180 was reclassified to due to stockholders/officers.

The accompanying notes are an integral part of these financial statements.

(format change)

                      REGAL ONE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                 December 31, 2001, 2000 and 1999

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

     The Company has not generated significant revenue during the years ended December 31, 2001, 2000 and 1999, and has funded its operation primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern Company. There can be no assurance that the Company will be able to obtain additional funding, and, if available, will be obtained on terms favorable to or affordable by the Company. The Company's management is currently exploring a merger option. Ultimately, however, the Company will need to achieve profitable operations and/or merge with a going concern Company in order to continue as a going concern.

     In addition, the Company has suffered recurring losses and at December 31, 2001 has a stockholders' deficit. These factors indicate that the Company's ability to continue as a going concern is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company. The Company is seeking a merger candidate and believes that a successful merger will occur in the near future.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
- Continued

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

Income Taxes

     In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted
NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
- Continued

tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     Since the fully diluted loss per share for 2001, 2000 and 1999 was antidilutive, basic and diluted earnings per share are the same. Accordingly, options to purchase common stock in 2001 of 2,402,991 shares and in 2000 and 1999 of 2,451,494 shares, and 20,896,500 common shares potentially issuable upon conversion of preferred stock existing at the end of 2001, 2000 and 1999 were not included in the calculation of diluted earnings per common share.



NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
- Continued

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

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company is currently not in formal business operations and does not have any reportable operating segments.

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

     In June 1999 and 2000, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of these statements will have no significant impact on the Company's financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently asked Questions document related to SAB 101 which provides interpretive guidance.

     In June 2001, the FASB issued SFAS No. 141, Business
Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement will have no significant impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2002.



NOTE 2 - STOCKHOLDERS' DEFICIT

     The authorized number of shares of preferred stock is 50,000,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 2001, the Company has authorized 50,000 shares of series A preferred stock and 50,000,000 shares of series B convertible preferred stock. At December 31, 2001, 2000 and 1999, there were no outstanding shares of series A preferred stock. At December 31, 2001, 2000 and 1999, 208,965 shares of series B preferred stock were outstanding.

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

     As of December 31, 2001, 2000 and 1999, no dividends have been declared on the series A or series B convertible preferred stock.




NOTE 3 - STOCK OPTIONS

     On May 3, 1995, the Company adopted a stock option plan to provide incentives to those individuals who serve or have served the Company as employees, officers, directors or consultants. Under the plan, the Board of Directors is authorized to grant option to individuals who have contributed, or will contribute to the well being of the Company. On March 23, 2001, the Company amended the Plan to extend the expiration date of granted options from March 31, 2001, to March 31, 2002. At December 31, 2001, the Company had 2,402,991 options granted to the Plan, with an exercise price of $.8125 per option.

     The Company applies APB Opinion 25 in accounting for its fixed stock option plan. Accordingly, since the market value and the option price of the Company's stock were equal on the measurement date, no compensation cost has been recognized for the plan in 2001, 2000 or 1999. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:




                                   2001          2000           1999
  Net Income (Loss)              -------       -------        --------
 -------------------

      As reported              $ (24,849)    $ (54,802)    $  (67,327)
                               ==========    ===========    ==========

      Pro forma                $ (24,849)    $ (54,802)    $  (67,327)
                               ==========    ===========    ==========

  Basic Earnings Per Share
 --------------------------

      As reported              $    (.02)    $     (.04)   $     (.06)
                               ==========    ===========    ==========

      Pro forma                $    (.02)    $     (.04)    $    (.06)
                               ==========    ===========    ==========

  Diluted Earnings Per Share
 ----------------------------

      As reported              $    (.02)    $     (.04)    $    (.06)
                               ==========    ===========    ==========

      Pro forma                $    (.02)    $     (.04)    $    (.06)
                               ==========    ===========    ==========


     For purposes of estimating the fair value of each option granted in accordance with FASB 123, the Black-Scholes Model was used for options exercised in 1998 and 1997. The following assumptions were made in estimating fair value:

     Dividend yield                                      0%
     Risk-free interest rate                 5.50% to 8.50%
     Expected life                                  3 years
     Expected volatility                            124.42%

     Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $203,849 for the year ended December 31, 1998. For the years ended December 31, 2001 and 2000, no options were issued or vested, and therefore, there would be no compensation expense.

     The following is a summary of the Company's stock option activity and status of options outstanding during the years ended December 31:


                             Year Ended 12/31/01

                                         Weighted
                              Number     Average
                                of       Exercise
                              Shares     Price

Outstanding at January 1     2,402,991   $ .8125

Granted                              -         -
Exercised                            -         -
Forfeited                            -         -
                              ---------  --------

Outstanding at December 31   2,402,991   $ .8125
                             ==========  ========






                           Year Ended 12/31/00        Year Ended 12/31/99

                                      Weighted                   Weighted
                           Number     Average         Number     Average
                             of       Exercise          of       Exercise
                           Shares     Price           Shares     Price

Outstanding at January 1   2,451,494  $ .8125         2,451,494  $ .8125

Granted                           -         -                -         -
Exercised                    (48,503)   .8125                -         -
Forfeited                         -         -                -         -
                           ---------  --------        ---------  --------

Outstanding at December 31 2,402,991  $ .8125         2,451,494  $ .8125
                           =========  ========        =========  ========

There were no options granted during 2001, 2000 and 1999.






     The following table summarizes information regarding stock options outstanding at December 31, 2001:


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



NOTE 4 - EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                   2001           2000           1999
                                   ----------     ----------     ----------
Income from continuing
 operations before
 extraordinary items               $  (24,849)    $  (54,802)    $  (67,327)

Less: preferred dividends                   -              -              -
                                   ----------     ----------     ----------

Income available to common
 stockholders used in basic EPS    $  (24,849)    $  (54,802)    $  (67,327)
                                   ==========     ==========     ==========

Income available to common
 stockholders used in basic EPS    $  (24,849)    $  (54,802)    $  (67,327)

Convertible preferred stock                 -              -              -
                                   ----------     ----------     ----------

Income available to common
 stockholders after assumed
 conversions of dilutive
 securities                        $  (24,849)    $  (54,802)    $  (67,327)
                                   ==========     ==========     ==========

Weighted average number of common
 shares used in basic EPS           1,250,799      1,250,799      1,212,610

Effect of dilutive securities:
 Stock options                              -              -              -
 Convertible preferred stock                -              -              -
                                   ----------     ----------     ----------

Weighted number of common shares
 and dilutive potential common
 stock used in diluted EPS          1,250,799      1,250,799      1,212,610
                                   ==========     ==========     ==========


NOTE 5 - INCOME TAXES

     As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 109 effective January 1, 1993. One of the provisions of Statement 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 2001, 2000 and 1999, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:


                           2001           2000           1999
                         ---------      ---------      ---------
Net operating loss
 carryforwards           $ 669,673      $ 663,350      $ 631,972

Less: valuation
 allowance                (669,673)      (663,350)      (631,972)
                         ---------      ---------      ---------
                         $       -      $       -      $       -
                         =========      =========      =========


     Due to operating losses incurred by the Company, the Company established a related valuation allowance of $669,673 at December
31, 2001.

          As of December 31, 2001, the Company has net operating loss carryforwards of approximately $1,969,626 for Federal income tax return purposes, which expire through 2016. Additionally, the Company has $92,040 in unpaid consulting expenses due to a related party. The future tax benefits for these tax assets are dependent upon the Company's ability to generate future earnings.



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

                             PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the current directors and executive officers of the
Company:

Name                       Age       Position

Dr. Malcolm R. Currie      75        Chairman of the Board

Richard Babbit             76        Secretary, Treasurer and
                                     Director, and President

Michael Platt              60        Director


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

Compliance with Section 16 of The Securities Exchange Act of 1934

     To the Company's knowledge, based on a review of such materials as are required by the SEC, no officer, director, or beneficial holder of more than five percent of the Company's issued and outstanding shares of common stock has filed with the SEC any form or report required to be so filed pursuant to section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2001 or prior thereto (see Item 11 for a list of the Company's officers, directors and beneficial holders of more than five percent of the Company's issued and outstanding shares of common stock).

     Based solely on a review of such materials as is required by the SEC, the Company is not aware of any transactions that were not reported.


ITEM 10.  EXECUTIVE COMPENSATION

     There was no cash compensation paid by the Company to the executive officers of the Company for the fiscal years ended
December 31, 2001 and 2000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The persons set forth on the chart below are known to the Company to be the beneficial owners of more than five percent of the Company's outstanding voting common stock as of March 31, 2002. Information concerning the number and percentage of shares of voting common stock of the Company owned on record and beneficially by management is set forth on the chart below:

                                Shares of common         Percent of
Name and Address of             stock beneficially       common stock
beneficial owner                owned                    owned (1)


Ahuva Rubinstein                131,840                   10.4%
551 Drift Stone Avenue
Las Vegas, Nevada  89123

Yifal Shaham                     60,625                    4.8%
9720 Holcolm Street
Los Angeles, CA  90035

All Directors and Officers      131,840                   10.4%
as a group (4 persons)

    (1) Based upon 1,269,217 shares of common stock issued and outstanding as of March 19, 2002. This does not take into account 208,965 shares of Preferred stock representing in the aggregate 24,296,500 common shares votes. Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 96,750 shares (46.3%) are held by the Directors of the Company (Dr. Malcolm Currie, 30,000 shares; Richard Babbit, 30,000 shares; Michael Platt, 36,750 shares).


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     None.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on March 31, 2002 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

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


                                REGAL ONE CORPORATION



Date: March 19, 2002           /s/ Richard Babbitt
                                Richard Babbitt, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities end on the dates indicated.


/s/ Richard Babbitt                     March 19, 2002
Richard Babbitt
President, Secretary, Treasurer & Director

/s/ Malcolm R. Currie                   March 19, 2002
Dr. Malcolm R. Currie
Chairman & Director

/s/ Michael E. Platt                    March 19, 2002
Michael E. Platt
Director