Form 10QSB
period 2002-03-31
REGAL ONE CORP
filed 2002-05-15
CIK 845385

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         _____________
                          FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly period ended March 31, 2002

     or

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

As of March 31, 2002, the Company had 1,269,716 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

                     REGAL ONE CORPORATION
                      FINANCIAL STATEMENTS
                         MARCH 31, 2002

Independent Accountant's Report


     We have reviewed the accompanying balance sheet and the related statements of operations and cash flows of Regal One Corporation as of March 31, 2002, and for the three month periods then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



May 14, 2002
Reno, Nevada

                     REGAL ONE CORPORATION
                         BALANCE SHEETS
              March 31, 2002 and December 31, 2001
                   (See Accountants' Report)

                              March 31,           December 31,
                              2002                2001
                              (Unaudited)         (Audited)

                              ASSETS

Current Assets
          Cash               $     3,029         $     4,744
          Prepaid expenses           110                 176
                             ------------        ------------
                                   3,139               4,920
                             ------------        ------------
Other Assets
          Deferred tax asset, net      -                   -
                             ------------        ------------
          Total Assets       $     3,139         $     4,920
                             ============        ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Due to stockholders
       and officers          $   170,216         $   157,184
     Accounts payable and
       accrued liabilities       133,736             142,374
                               ----------          ----------
     Total Current Liabilities   303,952             299,558
                               ----------          ----------

Stockholders' Equity (Deficit)
     Preferred stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      208,965 shares in 2002 and 2001     500           500
     Common stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      1,269,716 shares in
      2002 and 2001                 6,036,604     6,036,604
     Accumulated deficit           (6,337,917)   (6,331,742)
                                   -----------   -----------
     Net Stockholders' Equity
     (Deficit)                       (300,813)     (294,638)
                                   -----------   -----------

     Total Liabilities and Stockholders'
     Equity (Deficit)             $     3,139     $    4,920
                                      ========       ========

See the accompanying notes to the Financial Statements.

                     REGAL ONE CORPORATION
         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         For the Quarters Ended March 31, 2002 and 2001
                   (See Accountants' Report)
                          (Unaudited)

                                             2002         2001
                                           --------     --------
Expenses:
     Consulting and outside services      $       -    $       -
     Professional services                    5,915        2,188
     Other, selling, general
       and administrative expenses              260          204
                                           --------     --------
                                              6,175        2,392
                                           --------     --------

Loss from Operations                         (6,175)      (2,392)
                                           --------     --------

Other Income (Expense)                            -          (75)
                                           --------     --------

Loss Before Provision for Income Taxes       (6,175)      (2,467)

Income Tax Expenses                               -            -
                                           --------     --------

          Net Income (Loss)                  (6,175)      (2,467)

Other Comprehensive Income                        -            -
                                           --------     --------

          Comprehensive (Loss)            $  (6,175)   $  (2,467)
                                           ========     ========


     Basic and Diluted Net Loss
       per Common Share                   $   (.004)   $   (.002)
                                           ========     ========

     Shares Used in Computing Basic
       and Diluted per Share Data         $1,269,716   1,269,716
                                           =========   =========


See the accompanying notes to the Financial Statements.

                     REGAL ONE CORPORATION
                    STATEMENTS OF CASH FLOWS
         For the Quarters Ended March 31, 2002 and 2001
                   (See Accountants' Report)
                          (Unaudited)

                                         2002            2001
                                        ------          ------
Cash flows from operating activities:
     Net income (loss)                $ (6,175)       $ (2,467)
                                      ---------       ---------
     Adjustments to reconcile net loss
      to net cash used by operating
      activities:

     Noncash consulting fees                 -               -
     Decrease in prepaid expenses           66               -
     Expenses paid by stockholders
      and officers                      13,032           4,659
     Increase (Decrease)in accounts payable
      and accrued liabilities           (8,638)         (2,237)
                                       --------        --------
     Total Adjustments                   4,460           2,422
                                       --------        --------
     Net cash used by operating
      activities                        (1,715)            (45)

Cash Flows from Investing Activities:
     Net cash provided by
     investing activities                    -               -

Cash flows from financing activities:
     Net cash used by
     financing activities                    -               -
                                       --------        --------
     Net increase (decrease) in cash    (1,715)            (45)

Cash at beginning of period              4,744           2,336
                                       --------        --------

Cash at end of period                 $  3,029        $  2,291
                                       ========        ========



See the accompanying notes to the Financial Statements.

                     REGAL ONE CORPORATION
              STATEMENTS OF CASH FLOWS (continued)
         For the Quarters Ended March 31, 2002 and 2001
                   (See Accountants' Report)
                          (Unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                        2002          2001
                                       ------        ------
Cash paid during the quarter
     for interest                   $     -          $    -
                                    ==========       =========
Cash paid during the quarter
     for income taxes               $     -          $    -
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10- QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended March 31, 2002, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2001.


NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 2001, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at March 31, 2002, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is currently not in formal business operations, but is actively seeking a merger candidate. The Company has not generated significant revenue during the last several years, and has funded its operation primarily through the issuance of additional debt and equity financing. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company. The Company is currently exploring a merger option and has signed a letter of intent subsequent to March 31, 2002.

Results of Operations

The Company reported no revenues for the quarters ending March
31, 2002 and 2001.

Operating expenditures increased from $2,392 in the quarter ended March 31, 2001, to $6,175 in the quarter ended March 31, 2002. The increase of $3,783 is primarily attributable to professional fees incurred in the first quarter of 2001 of $5,850 for fees applicable to the audit of the December 31, 2001 financial statements.

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

                            March 31, 2002   December 31, 2001

Working Capital (deficit)      $(300,813)         $(294,638)

The Company's financial condition at March 31, 2002, reflects an immediate inability to meet its short-term obligations. At March 31, 2002, the Company had $3,029 in cash on hand. The liabilities of the Company at March 31, 2002, aggregated $303,952. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 597,009 shares of common stock. No options were exercised during the quarter ended March 31, 2002, leaving 2,402,991 yet available, with an amended expiration date of July 1, 2002. (See the Company's 14c, filed March 28, 2002)

Cautionary Statements Regarding Forward-Looking Statements

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

Subsequent Events

On May 2, 2002, the Company signed a letter of intent to acquire all of Lightsport Products, Inc., a privately held company founded by David Galoob, formerly Chairman of NYSE listed Galoob Toys. When it was acquired by Hasbro in 1998, Galoob Toys was one of the largest toy companies in the world. The closing of the transaction is contingent on the negotiation and execution of definitive acquisition agreements, completion of due diligence, restructuring of the Company's capital structure, and certain shareholder, regulatory and other conditions. The parties to the letter of intent can give no assurance that these conditions will be satisfied or that the transaction will be completed.


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities

               None

     Item 3.   Default Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     On March 28, 2002, the Company filed an information statement on Form 14C which amended the expiration date of the Company's Stock Option Plan to July 1, 2002. This amendment was approved by the vote of the majority of the stockholders of the Company.

     Item 5.   Other Information

     On May 2, 2002, the Company signed a letter of intent to acquire all of Lightsport Products, Inc., a privately held company founded by David Galoob, formerly Chairman of NYSE listed Galoob Toys. When it was acquired by Hasbro in 1998, Galoob Toys was one of the largest toy companies in the world. The closing of the transaction is contingent on the negotiation and execution of definitive acquisition agreements, completion of due diligence, restructuring of the Company's capital structure, and certain shareholder, regulatory and other conditions. The parties to the letter of intent can give no assurance that these conditions will be satisfied or that the transaction will be completed.

     Item 6.   Exhibits and Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REGAL ONE CORPORATION
                              (Registrant)

Date: May 14, 2002            /s/ Malcolm Currie
                              Malcolm Currie, Chairman