Form 10QSB
period 2002-06-30
REGAL ONE CORP
filed 2002-08-16
CIK 845385

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         _____________
                          FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly period ended June 30, 2002

     or

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

As of June 30, 2002, the Company had 1,362,256 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.



        TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited)

Item 2.   Managements Discussion and Analysis or Plan of
          Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

     PART I

Part 1

ITEM 1:   Financial Statements

                     REGAL ONE CORPORATION
                         BALANCE SHEETS
              June 30, 2002 and December 31, 2001
                   (See Accountants' Report)

                              June 30,            December 31,
                              2002                2001
                              (Unaudited)         (Audited)

                              ASSETS

Current Assets
          Cash               $    50,575         $     4,744
          Prepaid expenses            44                 176
                             ------------        ------------
                                  50,619               4,920
                             ------------        ------------
Other Assets
          Deferred tax asset, net      -                   -
                             ------------        ------------
          Total Assets       $    50,619         $     4,920
                             ============        ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Due to stockholders
       and officers          $   176,734         $   157,184
     Accounts payable and
       accrued liabilities       133,631             142,374
                               ----------          ----------
     Total Current Liabilities   310,365             299,558
                               ----------          ----------

Stockholders' Equity (Deficit)
     Preferred stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      208,965 shares in 2002 and 2001     500           500
     Common stock, no par value.
      Authorized 50,000,000 shares;
      issued and outstanding
      1,362,256 and 1,269,716 shares
      as of June 30, 2002 and December
      31, 2001, respectively        6,111,793     6,036,604
     Accumulated deficit           (6,372,039)   (6,331,742)
                                   -----------   -----------
     Net Stockholders' Equity
     (Deficit)                       (259,746)     (294,638)
                                   -----------   -----------

     Total Liabilities and Stockholders'
     Equity (Deficit)             $    50,619     $    4,920
                                      ========       ========

See the accompanying notes to the Financial Statements.

(format change)

                                  REGAL ONE CORPORATION
                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            For the Three Months and Six Months Ended June 30, 2002 and 2001
                                (See Accountant's Report)
                                       (Unaudited)

                                   Three Months Ended                 Six Months Ended
                                   June 30,                                June 30,
                                   2002           2001           2002           2001
                                   -----------------------------------------------------
Expenses:
Consulting and outside services    $25,958      $      -        $25,957         $     -
Professional services                6,126        11,120         12,041          12,758
Other, selling, general and
administrative expenses              2,039           234          2,299             988
Interest expense                         -           672              -             747
                                   -------        -------        -------        ---------
                                    34,123        12,026         40,297          14,493
                                   -------        -------        -------        ---------

Loss from Operations               (34,123)       (12,026)       (40,297)       (14,493)
                                   --------       --------       --------       ---------

Other Income (Expense)                  -              -              -              -
                                   --------       --------       --------       ---------

Loss Before Provision for Income
Taxes                              (34,123)       (12,026)       (40,297)       (14,493)

Income Tax Expenses                     -              -              -              -
                                   --------       --------       --------       ---------

     Net Income (Loss)             (34,123)       (12,026)       (40,297)       (14,493)

Other Comprehensive Income              -              -              -              -
                                   --------       --------       --------       ---------

     Comprehensive (Loss)          $(34,123)      $(12,026)      $(40,297)      $(14,493)
                                   =========      =========      =========      =========

Basic and Diluted Net Loss per
Common Share                       $   (.03)      $    (.01)     $  (.03)       $  (.01)
                                   =========      ==========     =========      =========
Shares Used in Computing Basic
and Diluted per Share Data         1,272,811       1,269,716      1,271,272     1,269,716
                                   =========      ==========     ==========     =========

See the accompanying notes to the Financial Statements.

(format change)
                     REGAL ONE CORPORATION
                    STATEMENTS OF CASH FLOWS
        For the Six Months Ended June 30, 2002 and 2001
                   (See Accountants' Report)
                          (Unaudited)

                                         2002            2001
                                        ------          ------
Cash flows from operating activities:
     Net income (loss)                $(40,298)       $(14,493)
                                      ---------       ---------
     Adjustments to reconcile net loss
      to net cash used by operating
      activities:

     Noncash consulting fees                 -               -
     Decrease in prepaid expenses          132               -
     Expenses paid by stockholders
      and officers                      19,550           6,181
     Increase (Decrease)in accounts payable
      and accrued liabilities           (8,743)          8,230
                                       --------        --------
     Total Adjustments                  10,939          14,411
                                       --------        --------
     Net cash used by operating
      activities                       (29,358)            (82)
                                       --------        --------
Cash Flows from Investing Activities:
     Net cash provided by
     investing activities                    -               -
                                       --------        --------
Cash flows from financing activities:
     Proceeds from sale of stock        75,189               -
                                       --------        --------
     Net cash used by
     financing activities               75,189               -
                                       --------        --------

     Net increase (decrease) in cash    45,831             (82)

Cash at beginning of period              4,744           2,336
                                       --------        --------

Cash at end of period                 $ 50,575        $  2,254
                                       ========        ========

See the accompanying notes to the Financial Statements.

                     REGAL ONE CORPORATION
              STATEMENTS OF CASH FLOWS (continued)
        For the Six Months Ended June 30, 2002 and 2001
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10- QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 2001, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at June 30, 2002, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.

                                      REGAL ONE CORPORATION
                            NOTES TO FINANCIAL STATEMENTS (continued)
                                           (Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY

     The following schedule summarizes the changes in the number of shares and stockholders'
equity acounts:

                             PREFERRED STOCK          COMMON STOCK                       Net
                           -----------------      ------------------   Accumulated  Stockholders'
                            SHARES     AMOUNT      SHARES      AMOUNT    Deficit      (Deficit)
                        -----------------------------------------------------------------------
BALANCE   December 31,
 2001                     208,965     $   500     1,269,716  $ 6,036,604 $ (6,331,742) $(294,638)

Exercise of stock options      --           -        92,540       75,189            -     75,189

Net (Loss)                     --           -            --           --      (40,297)   (40,297)
                         ---------   --------      ---------   ----------   ----------  ---------
BALANCE   June 30,
  2002                    208,965   $     500     1,362,256  $ 6,111,793   (6,372,039)  (259,746)
                         =========   ========     ==========   ==========   ==========  =========




(format change)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The Company reported no revenues for the six months ending June 30, 2002 and 2001.

Operating expenditures increased from $14,493 in the six months ended June 30, 2001, to $40,298 in the six months ended June 30, 2002. The increase of $25,805 is primarily attributable to professional fees incurred in the second quarter of 2002, of which $25,958 related to due diligence on issues related to a potential merger.

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

                            June 30, 2002    December 31, 2001

Working Capital (deficit)      $(259,746)         $(294,638)

The Company's financial condition at June 30, 2002, reflects an immediate inability to meet its short-term obligations. At June 30, 2002, the Company had $50,575 in cash on hand. The liabilities of the Company at June 30, 2002, aggregated $310,365. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.



Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 689,549 shares of common stock. During the quarter ended June 30, 2002, 92,540 options were exercised, leaving 2,310,451 yet available, with an amended expiration date of July 1, 2002. (See the Company's 14c, filed March 28, 2002)

Cautionary Statements Regarding Forward-Looking Statements

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

Merger Plans

On June 11, 2002, the Company announced in a press release that they had signed a definitive agreement for the Company to acquire all of Lightsport Products, Inc., a privately held company founded by David Galoob, formerly Chairman of NYSE listed Galoob Toys. When it was acquired by Hasbro in 1998, Galoob Toys was one of the largest toy companies in the world. The closing of the transaction is subject to satisfaction of various conditions, including a "one-for-five" combination or reverse split of its shares, as well as other conditions regarding the issuance of shares. Although the Company and Lightsport are highly confident that this transaction will be completed, neither company can give a guarantee that the aforementioned conditions will be satisfied.






PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities

               None

     Item 3.   Default Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     On March 28, 2002, the Company filed an information statement on Form 14C which amended the expiration date of the Company's Stock Option Plan to July 1, 2002. This amendment was approved by the vote of the majority of the stockholders of the Company. On August 13, 2002, the Company filed another information statement on Form 14C to extend the date to December 31, 2002.

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


                              REGAL ONE CORPORATION
                              (Registrant)

Date: May 14, 2002            /s/ Malcolm Currie
                              Malcolm Currie, Chairman


Exhibit 99.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Regal One Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Currie, Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:



    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Malcolm Currie

Chairman



Date: August 15, 2002