Form 10QSB
period 2002-09-30
REGAL ONE CORP
filed 2002-11-12
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the

        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended September 30, 2002

or

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

(310) 312-6888

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 30, 2002, the Company had 1,362,256 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

REGAL ONE CORPORATION

BALANCE SHEET

SEPTEMBER 30, 2002 AND DECEMBER 31, 2002

UNAUDITED

	9/30/02 (Unaudited)	12/31/01

ASSETS
Current Assets	$ 23,404	$ 4,744
Cash	0	176
Prepaid expenses	$ 23,404	$ 4,920

Other Assets
Deferred tax asset, net	--	--

TOTAL ASSETS	$ 23,404	$ 4,920

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to stockholders and officers	$ 112,377	$ 157,184
Accounts payable and accrued liabilities	199,064	142,374

Total Current Liabilities	311,441	299,558

Stockholders' Equity (Deficit)
Preferred Stock, no par value.
Authorized 50,000,000 shares: issued and outstanding 208,965 shares in 2002 and 2001	500	500
Common Stock, no par value. Authorized 50,000,000 shares; issued and outstanding 1,362,256 and 1,269,716 shares as of September 30, 2002 and December 31, 2002, respectively	6,111,793	6,036,604
Accumulated deficit	(6,400,330)	(6,331,742)
NET STOCKHOLDERS' EQUITY (DEFICIT)	(288,037)	(294,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 23,404	$ 4,920

See Accompanying Notes to Financial Statements

REGAL ONE CORPORATION

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Expenses:
Consulting and outside services	$ 10,000	$ 0	$ 35,957	$ 0
Professional services	72,604	2,675	84,645	15,433
Other, selling, general and administrative expenses	44	585	2,343	1,572
	82,648	3,260	122,945	17,005

Loss from Operations	(82,648)	(3,260)	(122,945)	(17,005)

Other Income (Expense)	54,357	(801)	54,357	(1,549)
Loss Before Provision for Income Taxes	(28,291)	(4,061)	(68,588)	(18,554)

Income Tax Expenses	0	0	0	0

Net Income (Loss)	$(28,291)	$(4,061)	$(68,588)	(18,554)

Other Comprehensive Income	0	0	0	0

Basic and Diluted Net Loss Per Common Share	$(0.02)	$(0.00)	$(0.05)	$(0.01)

Shares Used in Computing Basic And Diluted per Share Data	1,362,256	1,269,716	1,301,933	1,269,716

See Accompanying Notes to Financial Statements

REGAL ONE CORPORATION

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 2002 AND 2001

UNAUDITED

	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$(68,558)	$(18,554)

Adjustments to reconcile net loss to net cash used by operating activities:

Decrease in amount due officer	(54,357)	--
Noncash consulting fees	--	--
Decrease in prepaid expenses	176	(243)
Expenses paid by stockholders and officers	19,550	9,181
Increase in accounts payable and accrued liabilities	56,690	12,472
Decrease in due to stockholders	(10,000)	--

Total adjustments	12,059	21,410

Net cash used by operating activities	(56,529)	2,856

Cash Flows from Investing Activities:
Net cash provided by investing activities	--	--

Cash Flows from Financing Activities:
Proceeds from sale of stock	75,189	--

Net cash used by financing activities	75,189	--
Net increase in cash	18,660	2,856

Cash at beginning of period	4,744	2,336
Cash at end of period	$ 23,404	$ 5,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the quarter for interest	$ --	$ --
Cash paid during the quarter for income taxes	$ --	$ --

See Accompanying Notes to Financial Statements

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENT

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the “Company”) located in Las Vegas, Nevada, is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc., in 1959 in Florida. The Company has been involved in a variety of industries including automobile mufflers, real estate, and the pharmaceutical and health field. The Company is currently not in formal business operations, but is actively seeking a merger candidate.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ending December 31, 2001.

NOTE 2 – GOING CONCERN

For the fiscal year ended December 31, 2001, the independent auditors report included an explanatory paragraph calling attention to a going concern issue. That raised a substantial doubt about the Company’s ability to continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2002, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the company and/or completing a successful merger. There can be no guarantee that these events will take place.

NOTE 3 – STOCKHOLDER’ EQUITY

The following schedule summarizes the changes in the number of shares and stockholders’ equity accounts:

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit

Balance, December 31, 2001	208,965	$ 500	1,269,716	$6,036,604	$(6,331,742)

Exercise of stock options	--	--	92,540	75,189	--

Net (Loss)	--	--	--	--	(68,588)
Balance, September 30, 2002	208,965	$ 500	1,362,256	$6,111,793	$(6,400,330)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is currently not in formal business operations, but is actively seeking a merger candidate. The Company has not generated significant revenue during the last several years, and has funded its operation primarily through the issuance of additional debt and equity financing. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company.

Results of Operations

The Company reported no revenues for the nine months ending September 30, 2002 and 2001.

Operating expenditures increased from $17,005 in the nine months ended September 30, 2001, to $122,945 in the nine months ended September 30, 2002. The increase of $105,940 is primarily attributable to professional fees incurred in the second quarter of 2002, of which $25,958 related to due diligence on issued related to a potential merger, $63,353 due one law firm and $10,000 due a stockholder for consulting. Other income results from the settlement of a $94,357 liability to $40,000 or an adjustment of $54,357. The amount was settled with the estate of a former officer/stockholder and will only be paid if funds are available.

Liquidity and Capital Resources

During the prior year and current quarter, the Company had continuing losses from operations. There can be no assurances that the Company will be able to secure long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company’s lack of liquidity is reflected in the table below, which shows comparative working capital (current assets less current liabilities) which is an important measure of the Company’s ability to meet its short-term obligations.

                                                         September 30, 2002             December 31, 2001

Working Capital (deficit)                          $(288,037)                            $(294,638)

The Company’s financial condition at September 30, 2002, reflects an immediate inability to meet its short-term obligations. At September 30, 2002, the Company had $23,404 in cash. The liabilities of the Company at September 30, 2002, aggregated $311,441. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.

Stock Option Plan

The Company’s Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 689,549 shares of common stock. During the quarter ended June 30, 2002, 92,540 options were exercised, leaving 2,310,451 yet available, with an amended expiration date of July 1, 2002. (See the Company’s 14c, filed March 28, 2002)

Cautionary Statements Regarding Forward-Looking Statements

Certain statements contained in this Form 10QSB regarding matters that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, liquidity issues, or events or developments that management expects or anticipates to occur in the future are forward-looking statements. The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management’s forward-looking statements. Some of these factors are adverse economic conditions, inadequate capital, availability of alternative financing resources, unexpected costs, and the Company’s ability to manage its recurring losses and shareholders’ deficit.

Merger Plans

On September 26, 2002, the Company's plans to acquire all of Lightsport Products, Inc. were terminated without further extension when certain conditions precedent to the acquisition were not satisified.

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

               None

     Item 2. Changes in Securities

               None

     Item 3. Default Upon Senior Securities

               None

     Item 4. Submission of Matters to a Vote of Security Holders

               None.

     Item 5. Other Information

               None.

     Item 6. Exhibits and Reports on Form 8-K

 Exhibit 99.1 - Certification in Accordance with Section 906 of the Sarbannes-Oxley Act of

                           2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ONE CORPORATION

(Registrant)

Date: November 8, 2002                                                      /s/ Malcolm Currie

                                                                                                 Malcolm Currie, Chairman

Exhibit 99.1     Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Regal One Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Malcolm Currie, Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm Currie
Chairman
Dated: November 8, 2002