Form 10KSB
period 2002-12-31
REGAL ONE CORP
filed 2003-03-27
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2002

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

(310) 312-6888

(Issuer's telephone number)

Securities registered under section 12(b)of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common Stock, no par

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                      YES [X] NO [ ]

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2002 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average bid price of the common stock on December 31, 2002 was approximately $245,206.

As of December 31, 2002, the Company had 1,362,256 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

REGAL ONE CORPORATION

FORM 10-KSB

for the fiscal year ended December 31, 2002

TABLE OF CONTENTS

Part I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis and Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the

            Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General and Background

Regal One Corporation (the "Company") is a Florida corporation originally incorporated as Electro-MechanicalServices, Inc. ("EMS") in 1959. In 1974, Mr. Israel Rubinstein, acquired the Company, then named EMS, which at the time had no operations. Pursuant to the merger agreement, Mr. Rubinstein transferred the assets of Regal Muffler Centers, a franchise network of over 100 muffler shops that he founded in 1972 and solely owned, into EMS. In March of 1975, EMS amended its certificate of incorporation and changed its name to Regal International Holding Co., Inc. In 1976, the Company sold substantially all of its assets, but Mr. Rubinstein retained control of the Company. In June 1988, after merging with its wholly owned Nevada Subsidiary, Regal One Corporation, the Company changed its name to Regal One Corporation, but remained a Florida entity.

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

Carbonex Systems Corporation

In August 1995, the Company acquired in a reverse acquisition all of the issued and outstanding shares of common stock of Carbonex Systems Corporation ("Carbonex"), a development stage Delaware Corporation, owning certain exclusive rights to a proprietary emission reduction system for internal combustion engines. To effect the acquisition, the Company issued a total of 464,000 shares of 8.75% convertible, participating voting Series B Preferred Stock (the "Preferred Stock"). Each share of Preferred Stock is convertible into 100 shares of common stock and has 100 votes for each vote allowed to a share of common stock.

In June 1996, the Company entered into a Stock Exchange Settlement Agreement and General Release whereby the Company exchanged all of the issued and outstanding shares of common stock of Carbonex for 255,035 shares of Preferred Stock owned by Gene Bemel and certain members of his family. As part of the agreement, the Company assumed certain specified accounts payable totaling approximately $61,000. The net impact of this transaction was a gain on sale of $295,803, primarily due to the forgiveness of debt and accrued interest payable (see note 3 to the Financial Statements). As a result of this transaction, the Company has issued and outstanding 208,965 shares of Preferred Stock.

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

Infectech, Inc.

In April, 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech, Inc. ("Infectech"). Infectech, founded In 1989, is a development- stage biotechnology company which owns 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria. On August 5, 1998, the Company announced that Infectech, Inc. had unilaterally acted to terminate the merger agreement between the two parties. Infectech stated as its reason that it had not been successful in raising the requisite $300,000 prior to June 30, 1998. Infectech further notified the Company that it proposed to arbitrate the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement. On November 18, 1998, the Company and Infectech, Inc. resolved the matter subject to arbitration, with the Company issuing 10,000 shares of restricted common stock to Infectech, Inc. on November 24, 1998.

Lightsport Products, Inc.

On May 2, 2002, the Company signed a letter of intent to acquire all of the Lightsport Products, Inc. ("Lightsport"), a privately held company founded by David Galoob, formerly Chairman of NYSE listed Galoob Toys.  On June 11, 2002, the Company announces in a press release that they had signed a definitive agreement for the Company to acquire all of Lightsport.  The closing of the transaction was subject to the satisfaction of various conditions including a "one-for-five" combination or reverse split of its shares, as well as other conditions regarding the issuance of shares. On September 26, 2002, the Company's plans to acquire all of Lightsport Products, Inc. were terminated without further extension when certain conditions precedent to the acquisition were not satisfied.

Current Operations

     During 2002, the Company had no business activity, but continued to pursue acquisition candidates.

Employees

     Mr. Israel Rubinstein was the President, Chief Executive Officer and a Director of the Company since 1975, except for the period from August 7, 1995 to June 1, 1996, when Mr. Gene Bemel was President as part of the Carbonex acquisition. Mr. Israel Rubinstein died in July of 2001 and the company appointed Richard Babbitt, a director, as President and Chief Executive Officer. The Company has no full-time employees and no employee of the Company earned in 2001, or is currently earning annually, as much as $50,000. (See Item 10, "Executive Compensation")

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2002, the Company did not and currently does not own or lease any real property.

The Company's current street and mailing address is:

     Regal One Corporation

     11300 West Olympic, Suite 800

     Los Angeles, California 90064

     (310) 312-6888

The Company did not and currently does not have any tangible fixed assets as of December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

The Company has no current legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     For the fourth quarter of the fiscal year ending December 31, 2002, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

	2002		2001		2000
Common Stock	High	Low	High	Low	High	Low

Quarter Ended:
March 31	0.90	0.22	0.26	0.25	0.500	0.312
June 30	3.00	0.40	0.26	0.25	0.437	0.281
September 30	1.00	0.25	0.35	0.20	0.406	0.250
December 31	0.25	0.10	0.22	0.15	0.469	0.312

Shareholders

As of December 31, 2002, there were approximately 609 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares in "street name".

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

In April, 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech.  Infectech, founded in 1989, is a development-stage biotechnology company which owns 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria.  On August 5, 1998, the Company announced that Infectech, Inc. had unilaterally acted to terminate the merger agreement between the two parties. Infectech stated as its reason that it had not been successful in raising the requisite $300,000 prior to June 30, 1998. Infectech further notified the Company that it proposed to arbitrate the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement. On November 18, 1998, the Company and Infectech, Inc. resolved the matter subject to arbitration, with the Company issuing 10,000 shares of restricted common stock to Infectech, Inc. on November 24, 1998. (See Item1, "Description of Business - Current Operations")

On May 2, 2002, the Company signed a letter of intent to acquire all of the Lightsport Products, Inc. ("Lightsport"), a privately held company founded by David Galoob, formerly Chairman of NYSE listed Galoob Toys.  On June 11, 2002, the Company announces in a press release that they had signed a definitive agreement for the Company to acquire all of Lightsport.  The closing of the transaction was subject to the satisfaction of various conditions including a "one-for-five" combination or reverse split of its shares, as well as other conditions regarding the issuance of shares. On September 26, 2002, the Company's plans to acquire all of Lightsport Products, Inc. were terminated without further extension when certain conditions precedent to the acquisition were not satisfied.

Plan of Operation

     Through December 31, 2002, the Company had no active business operations but continued to pursue acquisition candidates. The independent auditor's report for the fiscal year ended December 31, 2001 will include an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses and, at December 31, 2002, has a stockholders' deficit. The Company's ability to continue as a going concern depends upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or complete a successful merger.

Liquidity and Capital Resources - December 31, 2002 Compared to December 31, 2001.

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

	December 31, 2002	December 31, 2001
Working Capital (Deficit)	$ (293,999)	$ (294,638)

The Company's financial condition at December 31, 2002 reflects an immediate inability to meet its short-term obligations. At December 31, 2002, the Company had $17,442 cash on hand. The liabilities of the Company at December 31, 2002 aggregated $311,441, consisting primarily of accounts payable to accountants, lawyers and other service providers. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

The Company's Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company.  In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan.  Since May, 1995, holders have exercised options to purchase 738,238 shares of common stock. 92,540 options were exercised during the year ended December 31, 2002, leaving 2,261,762 yet available, with an amended expiration date of December 31, 2003. (See the Company's 14C, filed December 26, 2002).

Capital Expenditures and Commitments

During the fiscal year ended December 31, 2002, the Company had no capital expenditures. The amount of capital expenditures required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or merger acquisition candidate on satisfactory terms.

Results of Operations - The fiscal year ended December 31, 2002 compared to the fiscal year ended December 31, 2001

     The Company reported no revenues for the current or prior year. During the years ended December 31, 2002 and 2001, operating expenses were $74,550 and $24,849, respectively, primarily consisting of professional and consulting fees. As a result, the Company reported net losses of $74,550 and $24,849, for the years ended December 31, 2002 and 2001, respectively.

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

CONTENTS

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors

Regal One Corporation

I have audited the accompanying balance sheets of Regal One Corporation as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

The audit for the year 2001 was performed by other accountants whose report is attached.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2002 and the results of its operation and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at December 31, 2002 and has a stockholders' deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

George Brenner, CPA

Los Angeles, California

March 18, 2003

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

/s/ Albright, Persing & Associates, Ltd.
Reno, Nevada
March 12, 2002

REGAL ONE CORPORATION

BALANCE SHEET

DECEMBER 31, 2002 AND DECEMBER 31, 2001

(See Accountants' Audit Reports)

	12/31/02	12/31/01
ASSETS
Current Assets
Cash	$ 17,442	$ 4,744
Prepaid expenses	0	176
	$ 17,442	4,920
Other Assets
Deferred tax asset, net	--	--
	$ 17,442	$ 4,920
TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to stockholders and officers	$ 112,337	$ 157,184
Accounts payable and accrued liabilities	199,064	142,374

Total Current Liabilities	311,441	299,558

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value.
Series A-Authorized 50,000 shares; 0 issued and outstanding in 2002 and 2001	500	500
Series B-Authorized 500,000 shares; 208,965 issued and outstanding in 2002 and 2001
Common stock, no par value.
Authorized 50,000,000 shares; issued and outstanding 1,362,256 and 1,269,716 as of December 31, 002 and December 31, 2001, respectively	6,111,793	6,036,604
Accumulated Deficit	(6,406,292)	(6,331,742)
NET STOCKHOLDERS' EQUITY (DEFICIT)	(293,999)	(294,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 17,442	$ 4,920

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENT OF OPERATIONS

Years Ended December 31, 2002 and December 31, 2001

(See Accountants' Audit Reports)

	2002	2001

Expenses:
Consulting and outside services	$ 35,957	$ --
Professional services	90,607	20,545
Other selling, general and administrative expenses	2,343	1,934
Interest expense	--	2,370

Net Income (Loss)	(128,907)	(24,849)

Other Income	54,357	--

Net (Loss)	$ (74,550)	$ (24,849)

Weighted Average Number of Common Shares	1,382,312	1,250,799

Basic and Diluted Net Loss Per Common Share	$ (0.06)	$ (0.02)

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2002 and 2001

(See Accountants' Audit Reports)

	Preferred Stock		Common Stock		Accumulated Deficit	Net Stockholder's (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2000	208,965	$ 500	1,269,716	$6,036,604	$(6,306,893)	$(269,789)

Net (Loss)	--	--	--	--	(24,849)	(24,849)

Balance, December 31, 2001	208,965	500	1,269,716	6,036,604	(6,331,742)	(294,638)

Net (Loss)					(74,550)	(74,550)

Exercise of Stock Option			92,450	75,189		75,189

Balance, December 31, 2002	208,965	$ 500	1,362,256	$6,111,793	$(6,406,292)	$(293,999)

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

(See Accountants' Audit Reports)

	Years Ended December 31,
	2002	2001

Cash Flows from operating activities:
Net income (loss)	$ (74,550)	$ (24,849)

Adjustments to reconcile net loss to net cash used by operating activities:

Decrease in amount due officer	(54,357)
Noncash consulting fees	--	--
Decrease (Increase) in prepaid expenses	176	(176)
Expenses paid by stockholders and officers	19,550	6,181
Increase in accounts payable and accrued liabilities	77,003	18,252
Decrease in due to stockholders	(10,000)	--

Total adjustments	32,372	24,257

Net cash used by operating activities	(42,178)	(592)

Cash Flows from Investing Activities:
Net cash provided by investing activities	--	--

Cash Flows from Financing Activities:
Proceeds from sale of stock	54,876	--
Proceeds from stockholder loan	--	3,000

Net cash provided by financing activities	54,876	3,000
Net increase in cash	12,698	2,408

Cash at beginning of period	4,744	2,336
Cash at end of period	$ 17,442	$ 4,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ --	$ 25
Cash paid for income taxes	$ --	$ --

Non-Monetary Transaction:
Issue of 25,000 shares of common stock to reduce an account payable	$ 20,313	$ --

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENT

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

The Company has not generated significant revenue during the years ended December 31, 2002 and 2001 and has funded its operation primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company. There can be no assurance that the Company will be able to obtain additional funding, and, if available, will be obtained on terms favorable to or affordable by the Company.

In addition, the Company has suffered recurring losses and at December 31, 2002 has a stockholders' deficit. These factors indicated that the Company's ability to continue as a going concern is dependent upon the Company obtaining additional financing to satisfy the operating needs of the company. The Company is seeking a merger candidate.

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

Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments.

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

Earnings (Loss) per share

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

Since the fully diluted loss per share for 2002 and 2001 was antidilutive, basic and diluted losses per share are the same. Accordingly, options to purchase common issuable upon conversion of preferred stock were not included in the calculation of diluted earnings per common share.

New Accounting Standards

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure, but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized gain (loss) on certain marketable securities. During the periods presented, the Company had no components that were not a part of net income (loss).

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

NOTE 2 - STOCKHOLDERS' DEFICIT

The authorized number of shares of preferred stock is 50,000,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 2002, the Company has authorized 50,000 shares of series A preferred stock and 50,000,000 shares of series B convertible preferred stock. At December 31, 2002 and 2001 there were no outstanding shares of series A preferred stock. At December 31, 2002 and 2001 208,965 shares of series B preferred stock were outstanding.

Holders of series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The series B preferred stock is entitled to a noncumulative dividend of 8.75% of revenues which exceed $5,000,000. At the option of the holder of series B preferred stock, each share can be converted to common stock at a rate of 100 shares of common for each share of preferred.

As of December 31, 2002 and 2001, no dividends have been declared on the series A or series B convertible preferred stock.

NOTE 3 - STOCK OPTIONS

On May 3, 1995, the Company adopted a 3,000,000 common shares stock option plan to provide incentives to those individuals who serve or have served the Company as employees, officers, directors or consultants. Under the plan, the Board of Directors is authorized to grant option to individuals who have contributed, or will contribute to the well being of the Company. On March 23, 2001, the Company amended the Plan to extend the expiration date of granted options from March 31, 2001, to March 31, 2002 and in 2002 further extended the expiration date to December 31, 2003. At December 31, 2002, the Company had remaining 2,307,351 options granted to the Plan, with an exercise price of $.8125 per option.

The Company applies APB Opinion 25 in accounting for its fixed stock option plan. Accordingly, since the market value and the option price of the Company's stock were equal on the measurement date, no compensation cost has been recognized.

	Year Ended 12/31/02		Year Ended 12/31/01
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1	2,402,991	$ 0.8125	2,402,991	$ 0.8125

Granted	--	--	--	--
Exercised	(92,450)	0.8125	--	--
Forfeited	--	--	--	--

Outstanding at December 31	2,310,451	$ 0.8125	2,402,991	$ 0.8125

NOTE 4 - INCOME TAXES

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 109 effective January 1, 1993. One of the provisions of Statement 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 2002 and 2001, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

	2002	2001

Net operating loss carryforwards	$ 688,478	$ 669,673

Less: valuation allowance	(688,478)	(669,773)
	$ --	$ --

Due to operating losses incurred by the Company, the Company established a related valuation allowance of $668,478 and 669,673 at December 31, 2002 and 2001, respectively.

As of December 31, 2001, the Company has net operating loss carryforwards of approximately $2,044,000 for Federal income tax return purposes, which expire through 2006. Additionally, the Company has $92,040 in unpaid consulting expenses due to a related party. The future tax benefits for these tax assets are dependent upon the Company's ability to generate future earnings.

NOTE 5 – RELATED PARTY TRANSACTION

An amount due of $94,357 to a former, deceased officer was reduced to $40,000 and only payable to the widowed spouse after all other payable are covered.

The reduction in the liability, $54,357, was recorded as "Other Income".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants with respect to accounting and/or financial disclosure for any periods reported on in this Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the current directors and executive officers of the

Company:

Name	Age	Position
Dr. Malcolm Currie	76	Chairman of the Board/CEO
Richard Babbit	77	President, Secretary, Treasurer & Director
Michael Platt	61	Director

Each director holds office for a one-year term until his successor has been elected and qualified at the annual meeting of the Company's shareholders. The members of the Board of Directors serve without remuneration. Corporate Officers are elected by the Board of Directors and serve at the discretion of the Board.

Upon the passing of Israel Rubinstein, he was replaced in his various capacities by Dr. Malcolm Currie.

Dr. Malcolm Currie was appointed as Chairman of the Board of Directors of the Company in August, 1995. From 1969 to 1973, Dr. Currie was the Undersecretary of Research and Engineering for the Office of Defense. From 1973 to 1977, Dr. Currie was President of the Missile Systems Group for Hughes Aircraft Corporation.  From 1977 to 1988, Dr. Currie started as Executive Vice President and eventually became Chief Executive Officer and Chairman of the Board of Hughes Aircraft Corporation. From 1992 to present, Dr. Currie has been Chairman Emeritus of Hughes Aircraft Corporation. Dr. Currie is also on the Board of Directors of Unocal Oil. Dr. Currie obtained a graduate MBA from the University of California, Berkeley, and a PhD in Research Engineering at the University of California, Berkeley.

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

Compliance with Section 16 of The Securities Exchange Act of 1934

To the Company's knowledge, based on a review of such materials as are required by the SEC, no officer, director, or beneficial holder of more than five percent of the Company's issued and outstanding shares of common stock has filed with the SEC any form or report required to be so filed pursuant to section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2002 or prior thereto (see Item 11 for a list of the Company's officers, directors and beneficial holders of more than five percent of the Company's issued and outstanding shares of common stock).

Based solely on a review of such materials as is required by the SEC, the Company is not aware of any transactions that were not reported.

ITEM 10. EXECUTIVE COMPENSATION

     There was no cash compensation paid by the Company to the executive officers of the Company for the fiscal years ended December 31, 2002 and 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                 MANAGEMENT

The persons set forth on the chart below are known to the Company to be the beneficial owners of more than five percent of the Company's outstanding voting common stock as of December 31, 2002. Information concerning the number and percentage of shares of voting common stock of the Company owned on record and beneficially by management is set forth on the chart below:

Name and Address of beneficial owner	Shares of Common Stock beneficially owned	Percent of Common Stock owned (1)
Malcolm Currie 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	0 (Common Stock) 30,000 (Preferred)	0.00%
Richard Babbit 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	0 (Common Stock) 30,000 (Preferred)	0.00%
Michael Platt 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	0 (Common Stock) 36,750 (Preferred)	0.00%
C.J. Newman 401 2nd Ave., Suite 634 Minneapolis, MN 55401	241,687 (Common Stock) 2,019,762 (Options)	17.74% (Excluding Options)
Robert B. Kay 4510 E. Thousand Oaks Blvd., Suite 100 Westlake Village, California 91362	153,703 (Common Stock)	11.28%
All Officers and Directors as a Group	0 (Common Stock) 96,750 (Preferred)	0.00%

(1) Based upon 1,362,256 shares of common stock issued and outstanding as of December 31, 2002. This does not take into account 208,965 shares of Preferred stock representing in the aggregate 24,296,500 common shares votes. Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 96,750 shares (46.3%) are held by the Directors of the Company (Dr. Malcolm Currie, 30,000 shares; Richard Babbit, 30,000 shares; Michael Platt, 36,750 shares).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     99.1 - Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on December 31, 2002 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ONE CORPORATION

Date: March 26, 2003                                                                /s/ Richard Babbitt

                                                                                                  Richard Babbitt, President

Date: March 26, 2003                                                                /s/ Malcolm Currie

                                                                                                  Malcolm Currie, Chairman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities end on the dates indicated.

/s/ Richard Babbitt                                                                    March 26, 2003

Richard Babbitt

President, Secretary, Treasurer & Director

/s/ Malcolm R. Currie                                                               March 26, 2003

Dr. Malcolm R. Currie

Chairman & Director

/s/ Michael E. Platt                                                                   March 26, 2003

Michael E. Platt

Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Richard Babbitt provides the following certification.

     I, Richard Babbitt, President, Secretary, Treasurer and Director of Regal One Corporation ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Richard Babbitt
Richard Babbitt, President, Secretary, Treasurer & Director

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Malcolm Currie provides the following certification.

     I, Malcolm Currie, Chairman of the Board of Directors of Regal One Corporation ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Malcolm Currie
Malcolm Currie, Chairman

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Michael Platt provides the following certification.

     I, Michael Platt, Director of Regal One Corporation ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Michael Platt
Michael Platt, Director