Form 10KSB/A
period 2002-12-31
REGAL ONE CORP
filed 2003-03-28
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB/A

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

As of December 31, 2002, the Company had 1,365,356 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

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

	December 31, 2002	December 31, 2001
Working Capital (Deficit)	$ (291,480)	$ (294,638)

The Company's financial condition at December 31, 2002 reflects an immediate inability to meet its short-term obligations. At December 31, 2002, the Company had $17,442 cash on hand. The liabilities of the Company at December 31, 2002 aggregated $308,922, consisting primarily of accounts payable to accountants, lawyers and other service providers as well as amounts due to officers and stockholders of the Company. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

The Company's Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company.  In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan.  Since May, 1995, holders have exercised options to purchase 692,649 shares of common stock. 95,640 options were exercised during the year ended December 31, 2002, leaving 2,307,351 yet available, with an amended expiration date of December 31, 2003. (See the Company's 14C, filed December 26, 2002).

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

Results of Operations - The fiscal year ended December 31, 2002 compared to the fiscal year ended December 31, 2001

     The Company reported no revenues for the current or prior year. During the years ended December 31, 2002 and 2001, operating expenses were $128,907 and $24,849, respectively, primarily consisting of professional and consulting fees. As a result, the Company reported net losses of $74,550 and $24,849, for the years ended December 31, 2002 and 2001, respectively.

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

/s/ Albright, Persing & Associates, Ltd.
Reno, Nevada
March 12, 2002

REGAL ONE CORPORATION

BALANCE SHEET

DECEMBER 31, 2002 AND DECEMBER 31, 2001

(See Accountants' Audit Reports)

	12/31/02	12/31/01
ASSETS
Current Assets
Cash	$ 17,442	$ 4,744
Prepaid expenses	--	176
	$ 17,442	4,920
Other Assets
Deferred tax asset, net	--	--
	$ 17,442	$ 4,920
TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to stockholders and officers	$ 109,858	$ 157,184
Accounts payable and accrued liabilities	199,064	142,374

Total Current Liabilities	308,922	299,558

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value.
Series A-Authorized 50,000 shares; 0 issued and outstanding in 2002 and 2001	--	--
Series B-Authorized 500,000 shares; 208,965 issued and outstanding in 2002 and 2001
Common stock, no par value.	500	500
Authorized 50,000,000 shares; issued and outstanding 1,365,356 and 1,269,716 as of December 31, 002 and December 31, 2001, respectively	6,114,312	6,036,604
Accumulated Deficit	(6,406,292)	(6,331,742)
NET STOCKHOLDERS' EQUITY (DEFICIT)	(291,480)	(294,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 17,442	$ 4,920

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENT OF OPERATIONS

Years Ended December 31, 2002 and December 31, 2001

(See Accountants' Audit Reports)

	2002	2001

Expenses:
Consulting and outside services	$ 35,957	$ --
Professional services	90,607	20,545
Other selling, general and administrative expenses	2,343	1,934
Interest expense	--	2,370

Net Income (Loss)	(128,907)	(24,849)

Other Income - Related Party	54,357	--

Net Loss Before Income Taxes	(74,550)	(24,849)

Provision for Income Taxes	--	--

Net (Loss)	$ (74,550)	$ (24,849)

Weighted Average Number of Common Shares	1,322,143	1,250,799

Basic and Diluted Net Loss Per Common Share	$ (0.06)	$ (0.02)

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2002 and 2001

(See Accountants' Audit Reports)

	Preferred Stock		Common Stock		Accumulated Deficit	Net Stockholder's (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2000	208,965	$ 500	1,269,716	$6,036,604	$(6,306,893)	$(269,789)

Net (Loss)	--	--	--	--	(24,849)	(24,849)

Balance, December 31, 2001	208,965	500	1,269,716	6,036,604	(6,331,742)	(294,638)

Net (Loss)					(74,550)	(74,550)

Stock for Cash @ $.8125/sh.			70,640	57,395		57,395

Stock for Debt @ $.8125/sh.			25,000	20,313		20,313

Balance, December 31, 2002	208,965	$ 500	1,365,356	$6,114,312	$(6,406,292)	$(291,480)

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

(See Accountants' Audit Reports)

	Years Ended December 31,
	2002	2001

Cash Flows from operating activities:
Net income (loss)	$ (74,550)	$ (24,849)

Adjustments to reconcile net loss to net cash used by operating activities:

Decrease in amount due officer	(54,357)
Noncash consulting fees	--	--
Decrease (Increase) in prepaid expenses	176	(176)
Expenses paid by stockholders and officers	19,550	6,181
Increase in accounts payable and accrued liabilities	77,003	18,252
Decrease in due to stockholders	(12,519)	--

Total adjustments	29,853	24,257

Net cash used by operating activities	(44,697)	(592)

Cash Flows from Investing Activities:
Net cash provided by investing activities	--	--

Cash Flows from Financing Activities:
Proceeds from sale of stock	57,395	--
Proceeds from stockholder loan	--	3,000

Net cash provided by financing activities	57,395	3,000
Net increase in cash	12,698	2,408

Cash at beginning of period	4,744	2,336
Cash at end of period	$ 17,442	$ 4,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ --	$ 25
Cash paid for income taxes	$ --	$ --

Non-Monetary Transaction:
Issue of 25,000 shares of common stock to reduce an account payable	$ 20,313	$ --

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

Fair Value of Financial Instruments.

The carrying amounts for the Company's cash, accounts payable, accrued liabilities, due to stockholder and officers approximate fair value due to the short-term maturity of these instruments.

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

New Accounting Pronouncements

In December 2002, SFAS  No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, ("SFAS No. 148") was issued. This statement amends FASB Statement No. 123, Accounting for stock based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

NOTE 2 - STOCKHOLDERS' DEFICIT

The authorized number of shares of preferred stock is 50,000,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 2002, the Company has authorized 500,000 shares of series A preferred stock and 50,000,000 shares of series B convertible preferred stock. At December 31, 2002 and 2001 there were no outstanding shares of series A preferred stock. At December 31, 2002 and 2001 208,965 shares of series B preferred stock were outstanding.

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

The following table summarizes the Company's stock options activity:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2001	2,402,991	$.8125
Options and warrants granted	--	--
Options and warrants exercised	--	--
Options and warrants forfeited/expired	--	--
Balance, January 1, 2002	2,402,991.8125
Options and warrants granted	--	--
Options and warrants exercised	95,640.8125
Options and warrants forfeited/expired	--	--
Balance, December 31, 2002	2,307,351	$.8125

The following table summarized information regarding stock options outstanding at December 31, 2002:

Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$.8125	2,307,351	1 Year	$.8125	2,307,251	$.8125

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

NOTE 5 – RELATED PARTY TRANSACTION

At December 31, 2002, there were five loans from stockholders and officers in the amount of $69,858 plus $40,000 due to the spouse of a deceased officer for an aggregate of $109,858. These loans are non-interest bearing, unsecured and payable as funds become available.

The above $40,000 loan was originally $94,357. The payable for services rendered was reduced by mutual consent with the deceased officer's spouse only payable after all liabilities have been paid.  the reduction of the liability ($54,357) has been recorded as other income in the accompanying Statement of Operations.

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