Form 10QSB
period 2003-03-31
REGAL ONE CORP
filed 2003-05-09
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the

        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended March 31, 2003

or

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

(310) 312-6888

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of March 31, 2003, the Company had 1,362,356 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors

Regal One Corporation

I have reviewed the accompanying balance sheet and the related statements of operations and cash flows of Regal One Corporation as of March 31, 2003,and for the three month period then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

George Brenner, CPA

Los Angeles, California

May 5, 2003

REGAL ONE CORPORATION

BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

(See Accountant's Report)

	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS
Current Assets
Cash	$ 15,523	$ 17,442

Other Assets
Deferred tax asset, net	--	--

TOTAL ASSETS	$ 15,523	$ 17,442

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to stockholders and officers	$ 109,858	$ 109,858
Accounts payable	205,627	199,064

Total Current Liabilities	315,545	308,922

STOCKHOLDERS' DEFICIT
Preferred stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 208,965
in 2003 and 2002	500	500
Common Stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 1,365,356
in 2003 and 2002	6,114,312	6,114,312
Accumulated deficit	(6,414,774)	(6,406,292)
Net Stockholders' Equity (Deficit)	(299,962)	(291,480)

Total Liabilities and Stockholders' Equity (Deficit)	$ 15,523	$ 17,442

See Accompanying Notes to Financial Statements

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

For the Quarters Ended March 31, 2003 and 2002

(See Accountant's Report)

(Unaudited)

	2003	2002
Expenses:
Professional services	$ 8,023	$ 5,915
Other, selling, general and administrative expenses	459	260

	8,482	6,175

Loss from Operations	(8,482)	(6,175)

Other Income (Expense)	--	--

Loss Before Provision for Income Taxes	(8,482)	(6,175)

Income Tax Expenses	--	--

Net Loss	$ (8,482)	$ (6,175)

Basic and Diluted Net Loss per Common Share	$ (0.006)	$ (0.004)

Shares Used in Computing Basic and Diluted per share Data	1,365,356	1,269,716

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Quarters Ended March 31, 2003 and 2002

(See Accountant's Report)

(Unaudited)

	2003	2002
Cash flows operating activities:
Net income (loss)	$ (8,482)	$ (6,175)

Adjustments to reconcile net loss to net cash used
by operating activities:

Decrease in prepaid expenses	--	66
Expenses paid by stockholders and officers	--	13,032
Increase (Decrease) in accounts payable	(6,563)	(8,683)
and accrued liabilities

Total adjustments	6,563	4,460

Net cash used by operating activities	(1,919)	(1,175)

Cash Flows from Investing Activities:
Net cash provided by investing activities	--	--

Cash Flows from Financing Activities:
Net cash used by financing activities	--	--

Net Increase (Decrease) in cash	(1,919)	(1,715)

Cash at beginning of period	17,442	4,744
Cash at end of period	$ 15,523	$ 3,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the quarter for interest	$ --	$ --
Cash paid during the quarter for income taxes	$ --	$ --

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended March 31, 2003, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ending December 31, 2002.

NOTE 2 – GOING CONCERN

For the fiscal year ended December 31, 2002, the independent auditor’s report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at March 31, 2003, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.

NOTE 3 – RELATED PARTY TRANSACTION

Included in “Due to Officers and Stockholders” is an amount of $40,000 payable to the spouse of a deceased, former officer. The amount is only payable after all payables have been covered.

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

Results of Operations

The Company reported no revenues for the nine months ending March 31, 2003 and 2002.

Operating expenditures increased from $6,175 in the three months ended March 31, 2002, to $8,482 in the three months ended March 31, 2003. The increase of $2,307 is primarily attributable to professional fees incurred in the first quarter of 2003.

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

                                                         March 31, 2003             December 31, 2002

Working Capital Deficit                          $(300,022)                      $(291,480)

The Company’s financial condition at March 31, 2003, reflects an immediate inability to meet its short-term obligations. At March 31, 2003, the Company had $15,523 in cash. The liabilities of the Company at March 30, aggregated $315,545. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.

Stock Option Plan

The Company’s Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 689,549 shares of common stock. During the quarter ended June 30, 2002, 92,540 options were exercised, leaving 2,310,451 yet available, with an amended expiration date of December 31, 2003. (See the Company’s 14C, filed December 26, 2002)

Cautionary Statements Regarding Forward-Looking Statements

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

REGAL ONE CORPORATION

(Registrant)

Date: May 8, 2003                                                                   /s/ Malcolm Currie

                                                                                                 Malcolm Currie, Chairman

                                                                                               /s/ Richard Babbitt

                                                                                                   Richard Babbitt

                                                                                                  President, Secretary, Treasurer & Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Richard Babbitt provides the following certification.

     I, Richard Babbitt, President, Secretary, Treasurer and Director of Regal One Corporation ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-KSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ Richard Babbitt
Richard Babbitt, President, Secretary, Treasurer & Director

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Malcolm Currie provides the following certification.

     I, Malcolm Currie, Chairman of the Board of Directors of Regal One Corporation ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-KSB of the Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ Malcolm Currie Chairman