Form 10QSB
period 2003-06-30
REGAL ONE CORP
filed 2003-08-04
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended June 30, 2003

or

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

(310) 312-6888

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of June 30, 2003, the Company had 1,365,356 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors

Regal One Corporation

I have reviewed the accompanying balance sheet and the related statements of operations and cash flows of Regal One Corporation as of June 30, 2003,and for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

/s/ George Brenner

George Brenner, CPA

Los Angeles, California

July 30, 2003

REGAL ONE CORPORATION

BALANCE SHEETS

June 30, 2003 AND DECEMBER 31, 2002

(See Accountant's Report)

(Unaudited)

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS
Current Assets
Cash	$ 7,160	$ 17,442

Other Assets
Deferred tax asset, net	--	--

TOTAL ASSETS	$ 7,160	$ 17,442

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to stockholders and officers	$ 109,858	$ 109,858
Accounts payable	207,667	199,064

Total Current Liabilities	317,525	308,922

STOCKHOLDERS' DEFICIT
Preferred stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 208,965
in 2003 and 2002	500	500
Common Stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 1,365,356
in 2003 and 2002	6,114,312	6,114,312
Accumulated deficit	(6,425,177)	(6,406,292)
Net Stockholders' Equity (Deficit)	(310,365)	(291,480)

Total Liabilities and Stockholders' Equity (Deficit)	$ 7,160	$ 17,442

See Accompanying Notes to Financial Statements

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2003 and 2002

(See Accountant's Report)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Expenses:
Consulting and outside services	$ 25,958	$ 0	$ 25,957	$ 0
Professional services	6,126	9,303	12,041	17,326
Other, selling, general and
administrative expenses	2,039	1,100	2,299	1,559
	34,123	10,403	40,297	18,885

Loss from Operations	(34,123)	(10,403)	(40,297)	(18,885)

Other Income (Expense)	--	--	--	--

Loss Before Provision for Income
Taxes	(34,123)	(10,403)	(40,297)	(18,885)

Income Tex Expenses	--	--	--	--

Net Loss	$ (34,123)	$ (10,403)	$ (40,297)	$ (18,885)

Basic and Diluted Net Loss per
Common Share	$ (.03)	$ (.01)	$ (.03)	$ (.01)

Shares Used in Computing Basic and
Diluted per share Data	1,272,811	1,365,356	1,271,272	1,365,356

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(See Accountant's Report)

(Unaudited)

	2002	2003
Cash flows operating activities:
Net income (loss)	$ (40,298)	$ (18,885)

Adjustments to reconcile net loss to net cash used
by operating activities:

Decrease in prepaid expenses	132	--
Expenses paid by stockholders and officers	19,550	--
Increase (Decrease) in accounts payable	(8,743)	8,603
and accrued liabilities

Total adjustments	10,939	8,603

Net cash used by operating activities	(29,359)	(10,282)

Cash Flows from Investing Activities:
Net cash provided by investing activities	--	--

Cash Flows from Financing Activities:
Net cash used by financing activities	75,190	--

Net Increase (Decrease) in cash	45,831	(10,282)

Cash at beginning of period	4,744	17,442
Cash at end of period	$ 50,575	$ 7,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the quarter for interest	$ --	$ --
Cash paid during the quarter for income taxes	$ --	$ --

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ending December 31, 2002.

NOTE 2 – GOING CONCERN

For the fiscal year ended December 31, 2002, the independent auditor’s report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at June 30, 2003, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.

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

Results of Operations

The Company reported no revenues for the six months ending June 30, 2003 and 2002.

Operating expenditures decreased from $2,039 in the three months ended June 30, 2002, to $1,100 in the three months ended June 30, 2003. The decrease of $939 is primarily attributable to a decrease in professional fees incurred in the second quarter of 2003.

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

                                                         June 30, 2003             December 31, 2002

Working Capital Deficit                          $(310,365)                      $(291,480)

The Company’s financial condition at June 30, 2003, reflects an immediate inability to meet its short-term obligations. At June 30, 2003, the Company had $7,160 in cash. The liabilities of the Company at June 30, 2003, aggregated $317,525. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.

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

Item 3.    Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

               None

     Item 2. Changes in Securities

               None

     Item 3. Default Upon Senior Securities

               None

     Item 4. Submission of Matters to a Vote of Security Holders

               None.

     Item 5. Other Information

               None.

     Item 6. Exhibits and Reports on Form 8-K

 99.1 - Certification Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 and Certification pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ONE CORPORATION

(Registrant)

Date: August 4, 2003                                                                 /s/ Malcolm Currie

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

                                                                                                  Richard Babbitt

                                                                                                  President, Secretary, Treasurer & Director

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Currie, Chairman of the Board of Directors of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm Currie

Malcolm Currie

Chairman

August 4, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, Malcolm Currie, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Regal One Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.    presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      August 4, 2003

 /s/ Malcolm Currie

Malcolm Currie, Chairman

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Babbitt, President, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Babbitt

Richard Babbitt

President, Secretary, Treasurer & Director

August 4, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, Richard Babbitt, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Regal One Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.    presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      August 4, 2003

 /s/ Richard Babbitt

Richard Babbitt, President, Secretary, Treasurer & Director