Form 10QSB/A
period 2003-06-30
REGAL ONE CORP
filed 2003-08-04
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB/A

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

See Accompanying Notes to Financial Statements

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2003 and 2002

(See Accountant's Report)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Expenses:
Consulting and outside services	$ 25,958	$ 0	$ 25,957	$ 0
Professional services	6,126	9,303	12,041	17,326
Other, selling, general and
administrative expenses	2,039	1,100	2,299	1,559
	34,123	10,403	40,297	18,885

Loss from Operations	(34,123)	(10,403)	(40,297)	(18,885)

Other Income (Expense)	--	--	--	--

Loss Before Provision for Income
Taxes	(34,123)	(10,403)	(40,297)	(18,885)

Income Tax Expenses	--	--	--	--

Net Loss	$ (34,123)	$ (10,403)	$ (40,297)	$ (18,885)

Basic and Diluted Net Loss per
Common Share	$ (.03)	$ (.01)	$ (.03)	$ (.01)

Shares Used in Computing Basic and
Diluted per share Data	1,272,811	1,365,356	1,271,272	1,365,356

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(See Accountant's Report)

(Unaudited)

	2002	2003
Cash flows operating activities:
Net income (loss)	$ (40,298)	$ (18,885)

Adjustments to reconcile net loss to net cash used
by operating activities:

Decrease in prepaid expenses	132	--
Expenses paid by stockholders and officers	19,550	--
Increase (Decrease) in accounts payable	(8,743)	8,603
and accrued liabilities

Total adjustments	10,939	8,603

Net cash used by operating activities	(29,359)	(10,282)

Cash Flows from Investing Activities:
Net cash provided by investing activities	--	--

Cash Flows from Financing Activities:
Proceeds from the sale of stock	75,190	--
Net cash provided by financing activities	75,190	--

Net Increase (Decrease) in cash	45,831	(10,282)

Cash at beginning of period	4,744	17,442
Cash at end of period	$ 50,575	$ 7,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the quarter for interest	$ --	$ --
Cash paid during the quarter for income taxes	$ --	$ --

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

Operating expenditures decreased from $34,123 in the three months ended June 30, 2002, to $10,403 in the three months ended June 30, 2003. The decrease of $23,720 is primarily attributable to a decrease in professional fees incurred in the second quarter of 2003.

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