Form 10QSB
period 2003-09-30
REGAL ONE CORP
filed 2003-11-13
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended September 30, 2003

or

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

C/O Christopher H. Dieterich, Attorney at Law

11300 W. Olympic Blvd., Suite 800

Los Angeles, California 90064

(Address of Principal Executive Offices)

(310) 312-6888

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of September 30, 2003, the Company had 1,365,356 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

REGAL ONE CORPORATION

BALANCE SHEETS

September 30, 2003 AND DECEMBER 31, 2002

(Unaudited)

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS
Current Assets
Cash	$ 4,684	$ 17,442
Other current assets	0	0
	4,684	17,442

Other Assets
Deferred tax asset, net	--	--

TOTAL ASSETS	$ 4,684	$ 17,442

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to stockholders and officers	$ 109,858	$ 109,858
Accounts payable	209,122	199,064

Total Current Liabilities	319,980	308,922

STOCKHOLDERS' DEFICIT
Preferred stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 208,965
in 2003 and 2002	500	500
Common Stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 1,365,356
in 2003 and 2002	6,114,312	6,114,312
Accumulated deficit	(6,429,108)	(6,406,292)
Net Stockholders' Equity (Deficit)	(314,296)	(291,480)

Total Liabilities and Stockholders' Equity (Deficit)	$ 4,684	$ 17,442

See Accompanying Notes to Financial Statements

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$ 0	$ 0	$ 0	$ 0

Expenses:
Consulting and outside services	0	10,000	0	35,957
Professional services	3,346	72,604	19,820	84,645
Other, selling, general and
administrative expenses	585	44	2,996	2,343
	3,931	82,648	22,816	122,945

Loss from Operations	(3,931)	(82,648)	(22,816)	(122,945)

Other Income (Expense)	--	54,357	--	54,357

Loss Before Provision for Income
Taxes	(3,931)	(28,291)	(22,816)	(68,588)

Income Tax Expenses	--	--	--	--

Net Income (Loss)	$ (3,931)	$ (28,291)	$ (22,816)	$ (68,588)

Basic and Diluted Net Loss per
Common Share	$ (0.003)	$ (0.02)	$ (0.017)	$ (0.05)

Shares Used in Computing Basic and
Diluted per share Data	1,365,356	1,362,256	1,365,356	1,301,933

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows operating activities:
Net income (loss)	$ (22,816)	$ (68,588)

Adjustments to reconcile net loss to net cash used
by operating activities:

Decrease in amount due officer	0	(54,357)
Non-cash consulting fees	0	0
Decrease in prepaid expenses	0	176
Expenses paid by stockholders and officers	0	19,550
Increase in accounts payable
and accrued liabilities	10,058	56,690
Decrease in due to stockholders	0	(10,000)
Total adjustments	10,058	12,059

Net cash used by operating activities	(12,758)	(56,529)

Cash Flows from Investing Activities:
Net cash provided by investing activities	0	0

Cash Flows from Financing Activities:
Proceeds from the sale of stock	0	75,189
Net cash used by financing activities	0	75,189

Net Increase (Decrease) in cash	(12,758)	18,660

Cash at beginning of period	17,442	4,744
Cash at end of period	$ 4,684	$ 23,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the quarter for interest	$ 0	$ 0
Cash paid during the quarter for income taxes	$ 0	$ 0

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the “Company”) located in Las Vegas, Nevada, is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc., in 1959 in Florida. The Company has been involved in a variety of industries including automobile mufflers, real estate, and the pharmaceutical and health fields. The Company is currently not in formal business operations, but is actively seeking an acquisition and/ormerger candidate.  See Note 4.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2002.

NOTE 2 – GOING CONCERN

For the fiscal year ended December 31, 2002, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses from operations and at September 30, 2003, continues to have an accumulated deficit. The accompanying financial statements have also been prepared contemplating continuation of the Company as a going concern, which is dependent upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completing a successful merger.

NOTE 3 – RELATED PARTY TRANSACTION

Included in “Due to Officers and Stockholders” is an amount of $40,000 payable to the spouse of a deceased, former officer. The amount is only payable after all payables have been covered.

NOTE 4 - SUBSEQUENT EVENT

The Company has signed a letter of intent to acquire a small private company.

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

Results of Operations

The Company reported no revenues for the nine months ending September 30, 2003 and 2002.

Operating expenditures decreased from $82,648 in the three months ended September 30, 2002, to $3,931 in the three months ended September 30, 2003. The decrease of $78,717 is primarily attributable to a decrease in professional fees incurred in the third quarter of 2003.

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

                                                         September 30, 2003             December 31, 2002

Working Capital Deficit                          $(314,296)                      $(291,480)

The Company's financial condition at September 30, 2003, reflects an immediate inability to meet its short-term obligations. At September 30, 2003, the Company had $4,684 in cash. The liabilities of the Company at September 30, 2003, aggregated $319,980. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 689,549 shares of common stock. During the quarter ended June 30, 2002, 92,540 options were exercised, leaving 2,310,451 yet available, with an amended expiration date of March 31, 2004. (See the Company's 14C, filed November 3, 2003)

Cautionary Statements Regarding Forward-Looking Statements

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

               None.

     Item 5. Other Information

               None.

     Item 6. Exhibits and Reports on Form 8-K

 99.1 - Certifications Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 and Certification pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ONE CORPORATION

(Registrant)

Date: November 12, 2003                                                         /s/ Malcolm Currie

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

                                                                                                  Richard Babbitt

                                                                                                  President, Secretary, Treasurer & Director

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Currie, Chairman of the Board of Directors of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm Currie

Malcolm Currie

Chairman

November 12, 2003

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

Date:      November 12, 2003

 /s/ Malcolm Currie

Malcolm Currie, Chairman

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Babbitt, President, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Babbitt

Richard Babbitt

President, Secretary, Treasurer & Director

November 12, 2003

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

Date:      November 12, 2003

 /s/ Richard Babbitt

Richard Babbitt, President, Secretary, Treasurer & Director