Form 10KSB
period 2003-12-31
REGAL ONE CORP
filed 2004-03-31
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2003

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

                                                                                                      YES [X] NO [ ]

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2003 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average closing price of the common stock on December 31, 2003 was approximately $2,845,444.

As of December 31, 2003, the Company had 1,459,202 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, each of which is convertible into 100 shares of the Company's common stock.

REGAL ONE CORPORATION

FORM 10-KSB

for the fiscal year ended December 31, 2003

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

Item 14. Controls and Procedures.

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

Lightsport Products, Inc.

On May 2, 2002, the Company signed a letter of intent to acquire all of Lightsport Products, Inc. ("Lightsport"), a privately held company founded by David Galoob, formerly Chairman of NYSE-listed Galoob Toys.  On June 11, 2002, the Company announced in a press release that they had signed a definitive agreement for the Company to acquire all of Lightsport.  The closing of the transaction was subject to the satisfaction of various conditions including a "one-for-five" combination or reverse split of its shares, as well as other conditions regarding the issuance of shares. On September 26, 2002, the Company's plans to acquire all of Lightsport were terminated without further extension when certain conditions were not satisfied.

Current Operations

     During 2002, the Company had no business activity, but continued to pursue acquisition candidates.  In the later part of 2003, the Company's Officers began investigating air and water purification using ionization.  Several companies were reviewed and, on October 20, 2003, the Company signed a letter of intent to acquire O2 Technology, Inc.  This acquisition was ultimately concluded on February 10, 2004 and the relevant agreement was filed as Exhibit 10.1 to an 8-K filed with the United States Securities and Exchange Commission on February 17, 2004.

    On October 13, 2003, the Company entered into a Letter of Intent to acquire Bentax of North America, in exchange for 1,000,000 shares of the Company's common stock, upon satisfaction of certain financial and property rights conditions.  As of March 31, 2004, that acquisition is still pending.

    On November 14, 2003, the Company signed an additional Letter of Intent to acquire a 49% interest in Bentax GMBH of Switzerland for cash and stock.  Disputes than arose as to ownership of certain ionization intellectual property rights and the acquisition was deferred.  The Company continues to work with Bentax GMBH on a commercial basis and discussions are ongoing as to any investment in or purchase of any portion of GMBH.

Employees

     Mr. Israel Rubinstein was the President, Chief Executive Officer and a Director of the Company since 1975, except for the period from August 7, 1995 to June 1, 1996, when Mr. Gene Bemel was President as part of the Carbonex acquisition. Mr. Israel Rubinstein died in July of 2001 and the company appointed Richard Babbitt, a director, as President and Dr. Malcolm Currie, formerly with Hughes Aircraft Corporation, as Chief Executive Officer and Chairman of the Board. Dr. Currie had been serving as a director since 1995.  The Company has no full-time employees and no employee of the Company earned in 2003, or is currently earning annually, as much as $50,000. (See Item 10, "Executive Compensation")

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2003, the Company did not and currently does not own or lease any real property.

The Company's current street and mailing address is:

     Regal One Corporation

     11300 West Olympic, Suite 800

     Los Angeles, California 90064

     (310) 312-6888

The Company did not have any tangible fixed assets as of December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

On November 4, 2003, the Company, its officers and certain agents of the Company were named as defendants in a lawsuit filed by Eco Air Technologies LLC, a Wyoming limited liability company, and Svenska Gyllenvent AB, a Swedish corporation, claiming violations of various rights in ionic patent-related intellectual property and potential interference with contracts between Plaintiffs and O2 Technology, Inc. and Bentax of North America.  The case was filed in the California Superior Court, County of Orange as case number 03CC13317.  The Company has, through its counsel, answered on its own behalf and for Richard Babbitt, Malcolm Currie, Robert Kay and Allen Gelbard (management and agents of the Company).  Discovery is commencing, but the Company believes it has very minimal exposure, directly, as most of the claims target O2 Technology, Inc. and its founding shareholders.  O2 Technology, Inc. and its related defendants are represented by separate counsel, and we believe their exposure is also limited primarily to legal fees in defending its rights.

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

	2003		2002		2001
Common Stock	High	Low	High	Low	High	Low

Quarter Ended:
March 31	0.85	0.20	0.90	0.22	0.26	0.25
June 30	0.95	0.40	3.00	0.40	0.26	0.25
September 30	1.10	0.51	1.00	0.25	0.35	0.20
December 31	2.90	1.10	0.25	0.10	0.22	0.15

Shareholders

As of December 31, 2003, there were approximately 609 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares in "street name".

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

In April, 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech.  Infectech, founded in 1989, is a development-stage biotechnology company which owns 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria.  On August 5, 1998, the Company announced that Infectech, Inc. had unilaterally acted to terminate the merger agreement between the two parties. Infectech stated as its reason that it had not been successful in raising the requisite $300,000 prior to June 30, 1998. Infectech further notified the Company that it proposed to arbitrate the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement. On November 18, 1998, the Company and Infectech, Inc. resolved the matter subject to arbitration, with the Company issuing 10,000 shares of restricted common stock to Infectech, Inc. on November 24, 1998. (See Item1, "Description of Business - Current Operations")

On May 2, 2002, the Company signed a letter of intent to acquire all of the Lightsport Products, Inc. ("Lightsport"), a privately held company founded by David Galoob, formerly Chairman of NYSE-listed Galoob Toys.  On June 11, 2002, the Company announced in a press release that they had signed a definitive agreement for the Company to acquire all of Lightsport.  The closing of the transaction was subject to the satisfaction of various conditions including a "one-for-five" combination or reverse split of its shares, as well as other conditions regarding the issuance of shares. On September 26, 2002, the Company's plans to acquire all of Lightsport. were terminated without further extension when certain conditions were not satisfied.

During 2002, the Company had no business activity, but continued to pursue acquisition candidates.

In the later part of 2003, the Company's Officers began investigating air and water purification using ionization.  Several companies were reviewed and, on October 20, 2003, the Company signed a letter of intent to acquire O2 Technology, Inc.  This acquisition was ultimately concluded on February 9, 2004 and the relevant agreement was filed as Exhibit 10.1 to an 8-K filed with the United States Securities and Exchange Commission on February 17, 2004.

On October 13, 2003, the Company entered into a Letter of Intent to acquire Bentax of North America, in exchange for 1,000,000 shares of the Company's common stock, upon satisfaction of certain financial and property rights conditions.  As of March 31, 2004, that acquisition is still pending.

On November 14, 2003, the Company signed an additional Letter of Intent to acquire a 49% interest in Bentax GMBH of Switzerland for cash and stock.  Disputes than arose as to ownership of certain ionization intellectual property rights and the acquisition was deferred.  The Company continues to work with Bentax GMBH on a commercial basis and discussions are ongoing as to any investment in or purchase of any portion of GMBH.

Plan of Operation

     Through December 31, 2003, the Company had no active business operations but continued to pursue acquisition candidates. The independent auditor's report for the fiscal year ended December 31, 2003 will include an explanatory paragraph calling attention to a going concern issue. The Company has suffered recurring losses and, at December 31, 2003, has a stockholders' deficit. The Company's ability to continue as a going concern depends upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or complete a successful merger.

Liquidity and Capital Resources - December 31, 2003 Compared to December 31, 2002

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

	December 31, 2003	December 31, 2002
Working Capital (Deficit)	$ (262,485)	$ (291,480)

The Company's financial condition at December 31, 2003 reflects an immediate inability to meet its short-term obligations. At December 31, 2003, the Company had $14,003 cash on hand. The liabilities of the Company at December 31, 2003 aggregated $326,488, consisting primarily of accounts payable to accountants, lawyers and other service providers as well as amounts due to officers and stockholders of the Company. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

The Company's Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company.  In May, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan.  As of the date of this filing, holders have exercised options to purchase 1,338,417 shares of common stock leaving 1,661,583 yet available, with an amended expiration date of March 31, 2004 (subsequently amended to September 30, 2004). (See the Company's 14C, filed March 22, 2004).  During the year ended December 31, 2003, 93,846 options were exercised.

Capital Expenditures and Commitments

During the fiscal year ended December 31, 2003, the Company had no capital expenditures. The amount of capital expenditures required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or merger acquisition candidate on satisfactory terms.

Results of Operations - The fiscal year ended December 31, 2003 compared to the fiscal year ended December 31, 2002

     The Company reported no revenues for the current or prior year. During the years ended December 31, 2003 and 2002, operating expenses were $46,455 and $128,907, respectively, primarily consisting of professional and consulting fees. As a result, the Company reported net losses of $47,255 and $74,550, for the years ended December 31, 2003 and 2002, respectively.

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

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors

Regal One Corporation

I have audited the accompanying balance sheets of Regal One Corporation as of December 31, 2003 and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2003 and the results of its operation and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at December 31, 2003 and has a stockholders' deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

George Brenner, CPA

Los Angeles, California

March 16, 2004

REGAL ONE CORPORATION

BALANCE SHEETS

DECEMBER 31, 2003 AND DECEMBER 31, 2002

	12/31/03	12/31/02
ASSETS
Current Assets
Cash	$ 14,003	$ 17,442
Other Assets
Deferred tax asset, net	--	--
Advance to affiliate	50,000	--

TOTAL ASSETS	$ 64,003	$ 17,442

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to stockholders and officers	$ 109,858	$ 109,858
Accounts payable and accrued liabilities	216,630	199,064

Total Current Liabilities	326,488	308,922

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value.
Series A-Authorized 50,000 shares; 0 issued and outstanding in 2003 and 2002	--	--
Series B-Authorized 500,000 shares; 208,965 issued and outstanding in 2003 and 2002
Common stock, no par value.	500	500
Authorized 50,000,000 shares; issued and outstanding 1,459,202 and 1,365,356 as of December 31, 2003 and December 31, 2002, respectively	6,190,562	6,114,312
Accumulated Deficit	(6,453,547)	(6,406,292)
NET STOCKHOLDERS' (DEFICIT)	(262,485)	(291,480)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 64,003	$ 17,442

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENT OF OPERATIONS

Years Ended December 31, 2003 and December 31, 2002

	2003	2002

Revenue	$ --	$ --

Expenses:
Consulting and outside services	--	35,957
Professional services	39,509	90,607
Other selling, general and administrative expenses	6,946	2,343
	46,455	128,907

Net (Loss)	(46,455)	(128,907)

Other Income	--	54,357

Net (Loss) Before Provision for Income Taxes	(46,455)	(74,550)

Federal income tax	--	--
State income tax	800	--

Net (Loss)	$ (47,255)	$ (74,550)

Weighted Average Number of Common Shares	1,375,261	1,322,143

Basic and Diluted Net Loss Per Common Share	$ (0.03)	$ (0.06)

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2003 and 2002

	Series B Preferred Stock		Common Stock		Accumulated Deficit	Net Stockholder's (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2001	208,965	$ 500	1,269,716	$6,036,604	$(6,331,742)	$(294,638)

Net (Loss)					(74,550)	(74,550)

Exercise of Stock Options			95,640	77,708		77,708

Balance, December 31, 2002	208,965	500	1,365,356	6,114,312	(6,406,292)	(291,480)

Net (Loss)					(47,255)	(47,255)

Exercise of Stock Options			93,846	76,250		76,250

Balance, December 31, 2003	208,965	$ 500	1,459,202	$6,109,562	$(6,453,547)	$(262,485)

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002

Cash Flows from operating activities:
Net income (loss)	$ (47,255)	$ (74,550)

Adjustments to reconcile net loss to net cash used by operating activities:

Decrease in amount due officer	--	(54,357)
Advance to affiliate	(50,000)	--
Decrease (Increase) in prepaid expenses	--	176
Increase in accounts payable and accrued liabilities	17,566	77,003
Increase in due to stockholders	--	7,031

Total adjustments	(32,434)	29,853

Net cash used by operating activities	(79,689)	(44,697)

Cash Flows from Investing Activities:
Net cash provided by investing activities	--	--

Cash Flows from Financing Activities:
Proceeds from sale of stock	76,250	57,395

Net cash provided by financing activities	76,250	57,395
Net (decrease) increase in cash	(3,439)	12,698

Cash at beginning of period	17,442	4,744
Cash at end of period	$ 14,003	$ 17,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ --	$ --
Cash paid for income taxes	$ 800	$ --

Non-Monetary Transaction:
Exercise of 25,000 stock options to reduce an account payable	$ --	$ 20,313

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENT

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    Business

Regal One Corporation (the "Company") located in Los Angeles, California, is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc., in 1959 in Florida. The Company has been involved in a variety of industries including automobile mufflers, real estate, and the pharmaceutical and health field. The Company is currently not in formal business operations, but is actively seeking a merger candidate and acquisitions. See Note 7, "Subsequent Event."

The Company has not generated any revenue during the years ended December 31, 2003 and 2002 and has funded its operation primarily through the issuance of equity and through loans. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company. There can be no assurance that the Company will be able to obtain additional funding, and, if available, will be obtained on terms favorable to or affordable by the Company.

In addition, the Company has suffered recurring losses and at December 31, 2003 has a stockholders' deficit. These factors indicate that the Company's ability to continue as a going concern is dependent upon the Company obtaining additional financing to satisfy its operating needs.

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

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENT (CONTINUED)

Income Taxes

In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Effective January 1, 1993, the Company adopted SFAS No. 109. The application of SFAS No. 109 had an immaterial effect on the Company's financial statements for the periods prior to January 1, 1993 due to operating losses incurred by the Company in 1993 and prior years.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank. The Company maintains its cash in bank deposit accounts which are subject to federally insured limits. To date, cash deposits have not been sufficient to exceed their limits.

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

Since the fully diluted loss per share for 2003 and 2002 was antidilutive, basic and diluted losses per share are the same. Accordingly, options to purchase common issuable upon conversion of preferred stock were not included in the calculation of diluted earnings per common share.

Recent Accounting Pronouncements

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, (SFAS No. 148") was issued. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENT (CONTINUED)

SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". Statement 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. In November 2003, the FASB deferred application of certain provisions of Statement 150 through FASB Staff Position (FSP) 150-3 which eliminates the disclosure requirements for certain mandatorily redeemable instruments and prohibits early adoption of instruments within the scope of the deferrals established by FSP 150-3. As a result of FSP 150-3, the Company does not expect the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)," and in December 2003, issued a revision to FIN 46. FIN 46 is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46 requires "variable interest entities" as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity's primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003.

The Company is not the primary beneficiary of any variable interest entities created after February 1, 2003, nor does the Company expect the final adoption of this statement to have a material impact on its financial position or results of operations.

NOTE 2 - STOCKHOLDERS' DEFICIT

The authorized number of shares of preferred stock is (Series A and B) 550,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 2003, the Company has authorized 50,000 shares of series A preferred stock and 500,000 shares of series B convertible preferred stock. At December 31, 2003 and 2002 there were no outstanding shares of series A preferred stock. At December 31, 2003 and 2002 208,965 shares of series B preferred stock were outstanding.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENT (CONTINUED)

Holders of series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The series B preferred stock is entitled to a noncumulative dividend of 8.75% of revenues, which exceed $5,000,000. At the option of the holder of series B preferred stock, each share can be converted to common stock at a rate of 100 shares of common for each share of preferred. As of December 31, 2003 and 2002, no dividends have been declared on the series A or series B convertible preferred stock.

NOTE 3 - STOCK OPTIONS

On May 3, 1995, the Company adopted a 3,000,000 common shares stock option plan to provide incentives to those individuals who serve or have served the Company as employees, officers, directors or consultants. Under the plan, the Board of Directors is authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. On March 23, 2001, the Company amended the Plan to extend the expiration date of granted options from March 31, 2001, to March 31, 2002 and in 2002 further extended the expiration date to December 31, 2003. Options of 2,213,505 remaining at December 31, 2003 were further extended to September 30, 2004. See Note 7B "Subsequent Events."

   The following table summarizes the Company's stock options activity:

	Year Ended 12/31/03		Year Ended 12/31/02
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1	2,307,351	$.8125	2,402,991	$.8125

Granted	--	--	--	--
Exercised	(93,846)	.8125	(95,640)	.8125

Outstanding at December 31	2,213,505	$.8125	2,307,351	$.8125

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENT (CONTINUED)

NOTE 4 - INCOME TAXES

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 109 effective January 1, 1993. One of the provisions of Statement 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 2003 and 2002, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

	2003	2002

Net operating loss carryforwards	$ 688,478	$ 669,673

Less: valuation allowance	(688,478)	(669,673)
	$ --	$ --

Due to operating losses incurred by the Company, the Company established a related valuation allowance of $688,478 and $669,673 at December 31, 2003 and 2002, respectively.

As of December 31, 2003, the Company has net operating loss carryforwards of approximately $2,044,000 for Federal income tax return purposes, which expire through 2006. Additionally, the Company has $92,040 in unpaid consulting expenses due to a related party. The future tax benefits for these tax assets are dependent upon the Company's ability to generate future earnings.

NOTE 5 - RELATED PARTY TRANSACTION

Through December 31, 2003 the Company loaned $50,000 to its recently acquired wholly-owned subsidiary. See Note 7 " Subsequent Events." The loans are subject to interest of 6% per year, are due and payable on December 31, 2004 and are secured by a pledge of all the shares of the wholly-owned subsidiary.

The amount due stockholders and officers of $109,858 represents advances which are non-interest bearing, un-secured and payable on demand.

An amount due of $94,357 to a former, deceased officer was reduced to $40,000 as of December 31, 2002 payable to the widowed spouse after all other payables are covered and at the discretion of the Board of Directors.  The reduction in the liability, $54,357 was recorded as "Other Income" in December 2002.

NOTE 6 - CONTINGENCIES

Litigation

On November 4, 2003, the Company, its officers and certain agents of the Company were named as defendants in a lawsuit filed by Eco Air Technologies LLC, a Wyoming limited liability company, and Svenska Gyllenvent AB, a Swedish corporation, claiming violations of various rights in ionic patent-related intellectual property and potential interference with contracts between Plaintiffs and O2 Technology, Inc. and Bentax of North America.  The case was filed in the California Superior Court, County of Orange as case number 03CC13317.  The Company has, through it counsel, answered on its own behalf and for management and agents of the Company.  Discovery is commencing, but the Company believes it has very minimal exposure, directly, as most of the claims target O2 Technology, Inc. and its founding shareholders.  O2 Technology, Inc. and its related defendants are represented by separate counsel, and Company believes their exposure is also limited primarily to legal fees in defending its rights.

NOTE 7 - SUBSEQUENT EVENTS

A.    On February 9, 2004 the Company acquired 100% ownership of O2 Technology, Inc. (O2) in exchange for 1,000,000 shares of the Company's common stock valued at $1.66 per share for an aggregate cost of $1,660,000. The $1.66 per share value represents the weighted average share price over six months prior to the February 9, 2004 acquisition date discounted at 15% because the shares are not registered and have a one year restrictive feature. O2 is a development stage company and will engage in marketing, selling, distributing and developing products for air ionization and environmental remediation of pollutants.

The Company has to date advanced $350,000 ($50,000 at December 31, 2003) to its wholly owned subsidiary and is in the process of negotiating employment contracts with O2's executives.

B.    On March 8, 2004 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from March 31, 2004 to September 30, 2004. Through March 22, 2004 551,922 options were exercised at $.8125 per share leaving a balance of 1,661,583 options available to be exercised at $.8125 through September 30, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                AND FINANCIAL DISCLOSURE

     There have been no changes in nor disagreements with accountants with respect to accounting and/or financial disclosure for any periods reported on in this Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the current directors and executive officers of the Company:

Name	Age	Position
Dr. Malcolm Currie	77	Chairman of the Board/CEO
Richard Babbit	78	President, Secretary, Treasurer & Director
Michael Platt	62	Director

Each director holds office for a one-year term until his successor has been elected and qualified at the annual meeting of the Company's shareholders. The members of the Board of Directors serve without remuneration. Corporate Officers are elected by the Board of Directors and serve at the discretion of the Board.

Dr. Malcolm Currie was appointed as Chairman of the Board of Directors and CEOof the Company in August, 1995. From 1969 to 1973, Dr. Currie was the Undersecretary of Research and Engineering for the Office of Defense. From 1973 to 1977, Dr. Currie was President of the Missile Systems Group for Hughes Aircraft Corporation.  From 1977 to 1988, Dr. Currie started as Executive Vice President and eventually became Chief Executive Officer and Chairman of the Board of Hughes Aircraft Corporation. From 1992 to present, Dr. Currie has been Chairman Emeritus of Hughes Aircraft Corporation. Dr. Currie is also on the Board of Directors of LSI Logic, Enova Systems, Inamed Corp., and Innovative Micro Technologies. Dr. Currie obtained a graduate MBA from the University of California, Berkeley, and a PhD in Engineering and Physics at the University of California, Berkeley.

Richard Babbitt was appointed as the Secretary and Treasurer and a member of the Board of Directors of the Company in August, 1995. Mr. Babbitt has been Chairman and CEO of Inamed Corp., is currently Chairman of Lipid Sciences and President of the Medical Supply Company, Bl Industries, American Safety Equipment Corporation, and Bl Advisors. Mr. Babbitt is an international marketing consultant to Teikuro Corporation and Cosmo Corporation in Japan.  Mr. Babbitt is also a member of the Board of Directors of Unisyn Biowaste Technology and Interstate Safety Corporation. Mr. Babbitt obtained an undergraduate degree from Purdue University.

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

Compliance with Section 16 of The Securities Exchange Act of 1934

To the Company's knowledge, based on a review of such materials as are required by the SEC, no officer, director, or beneficial holder of more than five percent of the Company's issued and outstanding shares of common stock has filed with the SEC any form or report required to be so filed pursuant to section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2003 or prior thereto (see Item 11 for a list of the Company's officers, directors and beneficial holders of more than five percent of the Company's issued and outstanding shares of common stock).

Based solely on a review of such materials as is required by the SEC, the Company is not aware of any transactions that were not reported other than a statement of each director's position at year end (Form 5).

ITEM 10. EXECUTIVE COMPENSATION

     There was no cash compensation paid by the Company to the executive officers of the Company for the fiscal years ended December 31, 2003 and 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The persons set forth on the chart below are known to the Company to be the beneficial owners of more than five percent of the Company's outstanding voting common stock as of December 31, 2003. Information concerning the number and percentage of shares of voting common stock of the Company owned on record and beneficially by management is set forth on the chart below:

Name and Address of beneficial owner	Shares of Common Stock beneficially owned	Percent of Common Stock owned (1)
Malcolm Currie 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	0 (Common Stock) 30,000 (Preferred)	0.00%
Richard Babbitt 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	0 (Common Stock) 30,000 (Preferred)	0.00%
Michael Platt 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	0 (Common Stock) 36,750 (Preferred)	0.00%
C.J. Newman 401 2nd Ave., Suite 634 Minneapolis, MN 55401	285,133 (Common Stock) 1,945,916 (Options)	19.54% (Excluding Options)
Robert B. Kay 4510 E. Thousand Oaks Blvd., Suite 100 Westlake Village, California 91362	153,703 (Common Stock) 10,000 Preferred	11.28%
All Officers and Directors as a Group	0 (Common Stock) 96,750 (Preferred)	0.00%

(1) Based upon 1,459,202 shares of common stock issued and outstanding as of December 31, 2003. This does not take into account 208,965 shares of Preferred stock representing in the aggregate 20,896,500 common shares votes. Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 96,750 shares (46.3%) are held by the Directors of the Company (Dr. Malcolm Currie, 30,000 shares; Richard Babbit, 30,000 shares; Michael Platt, 36,750 shares).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

           31.1 - Rule 13a-14a/15d-14(a) Certifications

        32.1 - Section 1350 Certifications

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on December 31, 2003 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

Reports on Form 8-K

1.    A Form 8-K was filed with the Securities and Exchange Commission on October 15, 2003 to announce that on October 13, 2003, Regal One Corporation ("Regal" or the "Company") signed a binding letter of intent for the acquisition of 100% of BENTAX of North America, Inc. ("BENTAX") a New Jersey corporation specializing in air ionization for remediation of odors, pollutants and other factors affecting internal air quality.  The agreement specifies that BENTAX will initially receive shares of the Company's preferred stock that may be converted into as many as 1,000,000 shares of Regal's common stock, subject to meeting of certain requirements normally associated with a transaction of this nature.

BENTAX utilizes technology based on the original developments of Albert Einstein.  This technology, focusing on air and water remediation, has been in continuous utilization since 1932 by the original Licensor, which has installed more than 10,000 systems worldwide.  BENTAX of North America, Inc. has operated, from inception, with the exclusive rights to manufacture, market, promote and sell BENTAX ionization products in the North American marketplace.

BENTAX was incorporated in North America in 1997 by engineer and inventor Bernard Mirowsky ("Mirowsky").  Prior to that time, Mirowsky was director of advanced technology for RCA Americom and Vice-President for advances systems of Western Union. He also worked in the advances systems division of the General Electric Company (GE) for twenty-five years, where he was involved in the recovery of the first satellite from space and led the team that computerized the Mission Power Profile for power consumption of US intelligence satellites.  Mirowsky was the manager of preliminary design of the Apollo check out complexes at GE and was a member of the team that designed prototype space stations for NASA.

2.    A Form 8-K was filed with the Securities and Exchange Commission on October 20, 2003 to announce that Regal One Corporation ("Regal" or the "Company") signed a binding letter of intent for the acquisition of O2 Technology ("O2") a California development stage company engaged in sales, marketing, distribution and product development of air ionization and environmental remediation of pollutants.  O2 has filed for provisional patent protection for a number of its proprietary technologies which are improvements over existing systems for cleaning and purifying air.  O2 will initially be engaged in the remediation of air in such environments as hotels and gaming casinos, factories, office buildings and commercial aircraft. Terms of the transaction call for O2 Technology to receive shares of the Company's preferred stock that may be converted to 1,000,000 shares of Regal One's common stock.

The Chairman of O2 Technology, Inc. is Ronald W. Hofer. Hofer is currently founder and principal of Global Housing Ventures, Inc. a company engaged in finance and construction of affordable housing in North Africa.  The Chief Executive Officer of O2 is George Olenik, formerly the CEO of Irvine, California-based database software manufacturer Pick Systems, Inc.  Prior to holding that position, Olenik was President of computer manufacturer Micro 5 and Senior Vice-President of Microdata Corporation.

O2's technical team is lead by Douglas Burke, PhD, an experimental physicist and inventor associated with the University of Southern California.  He has conducted a range of scientific research including work at University of California, Irvine and Los Alamos National Laboratories, as well as Hughes Aircraft.

This acquisition was completed in February, 2004 and a subsequent 8-K was filed on February 17, 2004.

ITEM 14. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the  effectiveness of the design and operation of our  disclosure  controls and  procedures  at the end of the period covered by this report.  This  evaluation was carried out under the  supervision and with the participation of our management,  including our principal executive officer  and  principal  financial  officer.  Based  on this  evaluation,  these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial  reporting or in other factors that have materially affected,  or are reasonably  likely to materially  affect,  our internal  control over  financial reporting.

Disclosure  controls and procedures are our controls and other  procedures  that are designed to ensure that  information  required to be disclosed by us in the reports that we file or submit  under the  Exchange Act is recorded,  processed, summarized  and reported,  within the time periods  specified in the SEC's rules and forms.  Disclosure  controls and  procedures  include,  without  limitation, controls  and  procedures  designed  to ensure that  information  required to be disclosed  by us in  the  reports  that  we  file  under  the  Exchange  Act  is accumulated and communicated to our management,  including  principal  executive officer  and  principal  financial  officer,  as  appropriate,  to allow  timely decisions regarding required disclosure.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ONE CORPORATION

Date: March 30, 2004                                                                /s/ Richard Babbitt

                                                                                                  Richard Babbitt, President

Date: March 30, 2004                                                                /s/ Malcolm Currie

                                                                                                  Malcolm Currie, Chairman

Date: March 30, 2004                                                                /s/ Michael Platt

                                                                                                 Michael Platt, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities end on the dates indicated.

/s/ Richard Babbitt                                                                    March 30, 2004

Richard Babbitt

President, Secretary, Treasurer & Director

/s/ Malcolm R. Currie                                                               March 30, 2004

Dr. Malcolm R. Currie

Chairman & Director

/s/ Michael E. Platt                                                                   March 30, 2004

Michael E. Platt

Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Richard Babbitt, President, Secretary, Treasurer and Director of Regal One Corporation ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Regal One Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Regal One Corporation, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Regal One Corporation's internal control over financial reporting that occurred during Regal One's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Regal One's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: March 30, 2004	/s/ Richard Babbitt
Richard Babbitt, President, Secretary, Treasurer & Director

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Malcolm Currie, Chairman and Director of Regal One Corporation ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Regal One Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Regal One Corporation, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Regal One Corporation's internal control over financial reporting that occurred during Regal One's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Regal One's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: March 30, 2004	/s/ Malcolm Currie
Malcolm Currie, Chairman & Director

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Michael Platt, Director of Regal One Corporation ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Regal One Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Regal One Corporation, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Regal One Corporation's internal control over financial reporting that occurred during Regal One's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Regal One's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: March 30, 2004	/s/ Michael Platt
Michael Platt, Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Regal One Corporation on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Babbitt, President, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Babbitt

Richard Babbitt

President, Secretary, Treasurer & Director

March 30, 2004

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Regal One Corporation on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Currie, Chairman and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm Currie

Malcolm Currie

Chairman & Director

March 30, 2004

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Regal One Corporation on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Platt, Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael Platt

Michael Platt,

Director

March 30, 2004