Form 10QSB
period 2004-03-31
REGAL ONE CORP
filed 2004-05-21
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended March 31, 2004

or

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

(310) 312-6888

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of March 31, 2004, the Company had 3,211,720 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, with that total number of preferred shares convertible into 10,000,000 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

 Board of Directors

 Regal One Corporation

I have reviewed the accompanying balance sheet and the related statements of operations and cash flows of Regal One Corporation as of March 31, 2004,and for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

George Brenner, CPA

Los Angeles, California

May 20, 2004

REGAL ONE CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)

ASSETS
Current Assets
Cash	$ 257,433	$ 14,003
Inventory	118,633	-
Prepaid Expenses and Deposits	10,500	-
Due from Affiliates	24,345	50,000
Total Current Assets	410,911	64,003

Fixed Assets - Net	51,294	-

Other Assets
Intellectual Property	250,000	-
Employment Contracts	175,000	-
Non-Competition Covenants	150,000	-
Goodwill	111,829	-
Less: Accumulated Amortization	(14,375)	-
Total Other Assets	672,454	-

TOTAL ASSETS	$1,134,659	$ 64,003

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to stockholders and officers	$ 119,858	$ 109,858
Accounts payable and accrued expenses	281,091	216,630

Total Current Liabilities	400,949	326,488

STOCKHOLDERS' DEFICIT
Preferred stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 208,965
in 2004 and 2003	500	500
Common Stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 3,211,720
in 2004 and 1,459,202 in 2003	7,532,051	6,190,562
Accumulated deficit	(6,798,841)	(6,453,547)
Net Stockholders' Equity (Deficit)	733,710	(262,485)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,134,659	$ 64,003

See Accompanying Notes to Financial Statements

REGAL ONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Expenses:
Professional services	$ 177,822	$ 8,023
Consultants	82,404	-
Research & Development	16,483	-
Rent	14,650	-
Travel and Entertainment	11,643	-
Equipment Rental	3,555	-
Utilities	3,107	-
Other, selling, general and administrative expenses	19,940	459
Amortization	14,375	-
Depreciation	1,315	-

Total Expenses	345,294	8,482

Loss from Operations	(345,294)	(8,482)

Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(345,294)	(8,482)

Income Tax Expenses	-	-

Net Loss	$ (345,294)	$ (8,482)

Basic and Diluted Net Loss per Common Share	$ (0.154)	$ (0.006)

Weighted Average Number of Shares used in Computing Basic and Diluted per share data:	2,248,923	1,365,356

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows operating activities:
Net income (loss)	$ (345,294)	$ (8,482)

Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	15,690	-
Stock for services	46,535
Changes in operating assets and liabilities:
Increase in inventory	(118,633)	-
Decrease in Due from Affiliates	25,655	-
Increase in Prepaid Expenses	(10,500)	-
Increase in Due to Stockholders and Officers	10,000	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	64,461	6,563

Total adjustments	33,208	6,563

Net cash provided by (used by) operating activities	(312,086)	(1,919)

Cash Flows from Investing Activities:
Purchase of Property & Equipment	(52,609)	-

Net cash used in investing activities	(52,609)	-

Cash Flows from Financing Activities:
Equity Funding - Stock Option Exercises	608,125	-

Net cash used by financing activities	608,125	-

Net Increase (Decrease) in cash	243,430	(1,919)

Cash at beginning of period	14,003	17,442
Cash at end of period	$ 257,433	$ 15,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the quarter for interest	$ --	$ --
Cash paid during the quarter for income taxes	$ --	$ --

Non-Monetary Transactions:
Issuance of 1,000,000 shares to acquire a wholly-owned subsidiary	$ 649,526	$ --
Issuance of 100,000 shares for a debt conversion	83,838	--
	$ 733,364	$ --

See Accompanying Notes to Financial Statements.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company") located in Los Angeles, California is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc., in 1959 in Florida. The Company has been involved in a variety of industries including automobile mufflers, real estate, and the pharmaceutical and health fields. The Company acquired a development stage air remediation company during this quarter.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2003.

Principles of Consolidation

The March 31, 2004 financial statements represent the consolidated financial condition, results of operation, and cash flow for the Company and include its wholly owned subsidiary O2 Technology from February 9. All intercompany transactions and ending balances have been eliminated in the consolidation.

NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 2003, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at March 31, 2004 has an accumulated deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional debt and/or equity capital and to initiate revenues over the balance of this fiscal year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2004, the Company owed to stockholders and officers a total of $119,858 as unsecured advances that are payable on demand. These advances were made from time to time to assist the Company to meet expenses. Through March 31, 2004, there have been no demands made on Regal One to make any related payments. Included in "Due to Stockholders and Officers" is an amount of $40,000 payable to the spouse of a deceased, former officer. The amount is only payable at the discretion of the Board of Directors after all other payables have been covered.

In connection with the acquisition of O2 Technology, Inc. ("O2") on February 9, 2004, the Share Exchange Agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and has been agreed to by 98.5% of the Series B class. The Company views this concession by the Series B stockholders as a beneficial factor that facilitated the O2 acquisition.

Ronald W. Hofer, the Chairman and CEO of O2, has other business interests that he has continued to pursue. These interests include as Chairman and CEO, and as a significant equity holder, of Environmental Remedial Services, LLC ("ERS"). The Company participated in bringing parties together to form ERS and acquired an initial ten percent ownership stake in ERS. To date, no value has been assigned to this transaction. The Company may invest in increasing its stake in ERS and in its water remediation projects.

The expiration date of outstanding options to purchase 2,213,505 shares of Regal common stock, set to expire on December 31, 2003, was extended to September 30, 2004. During the quarter ended March 31, 2004, a principal shareholder of the Company exercised options to purchase 742,518 common shares and the Company realized $603,296 in paid in capital.

The Company is presently in advanced discussions to enter into one or more joint ventures for the manufacturing and marketing of the MediFresh air ionization product with various parties including a principal shareholder of Regal One. Regal One will only enter into manufacturing and marketing joint ventures on terms that it believes to be market competitive.

The Company believes that all of the transactions set forth above that were or may be consummated with parties that may be deemed to be affiliated with Regal One were or will be made on terms no less favorable to the Company than could have been obtained from unaffiliated parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company acquired a development stage air remediation company on February 9, 2004 and during the balance of this quarter focused on integrating the acquisition and developing its plans to acquire product rights to use to initiate revenues. The Company did not generate any revenues during this quarter and has not generated significant revenue during the last several years. The Company has funded its operation primarily through the issuance of additional debt and equity financing. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company.

Acquisition

On February 9, 2004 the Company acquired 100% ownership of O2 Technology, Inc. in exchange for 1,000,000 shares of the Company's common stock. O2 is a development stage company and will engage in marketing, selling, distributing and developing products for air ionization and environmental remediation of pollutants.

In a Subsequent Events footnote (#7A) to the audited December 31, 2003 financial statements included in the Company's 10-KSB filed March 30, 2004, management made a preliminary estimate of the valuation of the shares given in the O2 acquisition at $1.66 per share for an aggregate cost of $1,660,000. Subsequent to the issuance of that audit report, management has continued to investigate and analyze the appropriate value to be assigned to those shares. In this report, a value of $0.6495 per share has been applied to the acquisition, based on the weighted average share price over the approximate one month period of negotiation by the parties that resulted in the 1,000,000 shares being memorialized in a binding Letter of Intent. The resulting weighted average share price of $0.764 was discounted at 15% because the shares given to O2 shareholders are not registered and have a minimum of a one-year restrictive feature.

As of March 31, 2004, the Company has advanced $350,000 ($50,000 at December 31, 2003) to its wholly owned subsidiary and is in the process of negotiating employment contracts with O2's executives.

Results of Operation

The Company reported no revenues for the three-month periods ending March 31, 2004 and 2003.

Operating expenses increased from $8,482 in the three months ended March 31, 2003, to $345,294 in the three months ended March 31, 2004. The increase of $336,812 is primarily attributable to professional fees incurred in the first quarter of 2004 for due diligence and documentation of the O2 acquisition, and for professional fees, consulting fees, and selling, general and administrative expenses such as Rent, R&D, and Travel and Entertainment over the remainder of the quarter. Additionally, Depreciation and Amortization expenses for the quarter totaled $15,690.

Liquidity and Capital Resources

During the prior year the Company had continuing losses from operations. During this quarter operating losses continued but the Company was able to secure enough equity funding to fund the quarterly loss and to realize an increase in current assets that exceeded the increase that occurred in current liabilities, creating a small working capital surplus. There can be no assurances that the Company will be able to secure additional equity funding and / or long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company's lack of liquidity is reflected in the table below, which shows comparative working capital (current assets less current liabilities) which is an important measure of the Company's ability to meet its short-term obligations.

                                                                   March 31, 2004             December 31, 2003

Working Capital Surplus (Deficit)                          $9,962                          $  (262,485)

The Company's financial condition at March 31, 2004 marginally reflects an immediate ability to meet its short-term obligations. At March 31, 2004, the Company had $257,433 in cash, $118,633 in Inventory which must be sold and collected to generate additional cash, and $34,845 in other current assets consisting of deposits and prepaid expenses that are generally offset against future expenses. At March 31, 2004, these current assets totaled $410,911 and the liabilities of the Company aggregated $400,949. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them at any time.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 1,531,857 shares of common stock. During the quarter ended March 31, 2004, 748,462 options were exercised, leaving 1,465,043 yet available, with an amended expiration date of September 30, 2004. On March 8, 2004 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from March 31, 2004 to September 30, 2004. (See the Company's 14C filing, dated March 22, 2004.)

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

Item 3.    Controls and Procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its' President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the President and Treasurer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

The Company and certain of its officers and consultants have been named as defendants in a case filed on November 4, 2003, under the name "Eco Air Technologies vs. Regal One Corporation, et. al" (California Superior Court, County of Orange, Case No. 03CC13317). The parties have agreed to submit the case to mediation and the court has ordered the mediation to be completed by October 1, 2004, at which time the Company expects that the court may establish a trial date. Plaintiffs in this action seek to have any patent disclosure involving Ion Technology Improvements to be deemed to be submitted listing one of the plaintiffs as joint inventor, to have Bentax Sweden AB be declared owner of all intellectual property with respect to the Ion Technology Improvements, and to have Regal One, O2, and others be declared to have no ownership interest in the Ion Technology Improvements or the underlying Ion Technology. Although no assurance can be given as to the outcome, management intends to defend this case vigorously, and believes that this litigation is without merit. Although management believes that the outcome of this case will not have a material adverse effect on its financial position or results of operations, no assurance can be given that management's assessments will prove to be correct.

     Item 2. Changes in Securities

In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and has been agreed to by 98.5% of the Series B class.

On March 8, 2004 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from March 31, 2004 to September 30, 2004.

     Item 3. Default Upon Senior Securities

               None.

     Item 4. Submission of Matters to a Vote of Security Holders

On March 8, 2004 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from March 31, 2004 to September 30, 2004. (See the Company's 14C filing, dated March 22, 2004.)

In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and has been agreed to by 98.5% of the Series B class.

     Item 5. Other Information

               None.

     Item 6. Exhibits and Reports on Form 8-K

31.1                                             Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2                                             Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

32.1                                             Section 1350 Certification of Chief Executive Officer

32.2                                             Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ONE CORPORATION

(Registrant)

Date: May 20, 2004                                                               /s/ Malcolm Currie

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

     I, Malcolm Currie, Chairman of Regal One Corporation ("Company"), certify that:

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

Date: May 20, 2004	/s/ Malcolm Currie
Malcolm Currie, Chairman

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Richard Babbitt, Secretary, President, Secretary, Treasurer and Director of Regal One Corporation ("Company"), certify that:

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

Date: May 20, 2004	/s/ Richard Babbitt
Richard Babbitt, President, Treasurer, Secretary and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Currie, Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm Currie

Malcolm Currie

Chairman

May 20, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the quarter ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Babbitt, President, Treasurer, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Babbitt

Richard Babbitt

President, Treasurer, Secretary and Director

May 20, 2004