Form 10QSB
period 2004-06-30
REGAL ONE CORP
filed 2004-08-17
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended June 30, 2004

or

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

(310) 312-6888

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of June 30, 2004, the Company had 3,211,720 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, with that total number of preferred shares convertible into 10,000,000 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF REGISTERED ACCOUNTANT'S REVIEW

Board of Directors

Regal One Corporation

I have reviewed the accompanying balance sheets of Regal One Corporation as of June 30, 2004 and 2003, and the related statements of operations and cash flows for the six month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, certain conditions raise substantial doubt that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

/s/ George Brenner

George Brenner, Certified Public Accountant

Los Angeles, California

August 14, 2004

REGAL ONE CORPORATION

BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)

ASSETS
Current Assets
Cash	$ 16,738	$ 14,003
Inventory	118,633	-
Prepaid Expenses and Deposits	11,815	-
Due from Affiliates	36,906	50,000
Total Current Assets	184,092	64,003

Fixed Assets - Net	49,647	-

Other Assets
Intellectual Property	250,000	-
Employment Contracts	175,000	-
Non Competition Covenants	150,000	-
Goodwill	112,028	-
Less: Accumulated Amortization	(43,125)	-
Total Other Assets	643,903	-

TOTAL ASSETS	$ 877,642	$ 64,003

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to Stockholders and Officers	$ 124,858	$ 109,858
Accounts Payable and Accrued Expenses	410,669	216,630

Total Current Liabilities	535,527	326,488

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 208,965
in 2004 and 2003	500	500
Common Stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 3,211,720
in 2004 and 1,459,202 in 2003	7,532,051	6,190,562
Accumulated Deficit	(7,190,436)	(6,453,547)
Net Stockholders' Equity (Deficit)	342,115	(262,485)

Total Liabilities and Stockholders' Equity (Deficit)	$ 877,642	$ 64,003

See Accompanying Notes to Financial Statements

See Registered Accountant's Report

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Expenses:
Professional Services	$ 117,862	$ 9,303	$ 295,684	$ 17,326
Consultants	164,680	-	247,084	-
Research & Development	28,030	-	44,513	-
Rent	24,642	-	39,292	-
Travel and Entertainment	15,676	-	27,319	-
Equipment Rental	-	-	3,555	-
Utilities	1,431	-	4,538	-
Other selling, general and administrative
expenses	7,417	1,100	27,357	1,559
Amortization	28,750	-	43,125	-
Depreciation	3,107	-	4,422	-
Total Expenses	391,595	10,403	736,889	18,885

Loss from Operations	(391,595)	(10,403)	(736,889)	(18,885)

Other Income (Expense)	-	-	-	-

Loss Before Provision for Income
Taxes	(391,595)	(10,403)	(736,889)	(18,885)

Income Tax Expenses	-	-	-	--

Net Loss	$ (391,595)	$ (10,403)	$ (736,889)	$ (18,885)

Basic and Diluted Net Loss per
Common Share	$ (0.122)	$ (0.008)	$ (0.270)	$ (0.014)

Weighted Average Number of Common Shares
Used in Computing Basic and Diluted per share Data:	3,211,720	1,365,356	2,730,321	1,365,356

See Accompanying Notes to Financial Statements.

See Registered Accountant's Report

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows operating activities:
Net income (loss)	$ (736,889)	$ (18,885)

Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	47,547	--
Stock for services	46,336	--
Changes in operating assets and liabilities:
Increase in Inventory	(118,633)	--
Decrease in Due from Affiliates	13,094	--
Increase in Prepaid Expenses	(11,815)	--
Increase in Due to Stockholders and Officers	15,000	--
Increase (Decrease) in Accounts Payable
and Accrued Expenses	194,039	8,603

Total adjustments	185,568	8,603

Net cash provided by (used in) operating activities	(551,321)	(10,282)

Cash Flows used in Investing Activities:
Purchase of Property & Equipment	(54,069)	--
Net cash from investing activities	(54,069)	--

Cash Flows from Financing Activities:
Equity Funding - Stock Option Exercises	608,125	--
Net cash used by financing activities	608,125	--

Net Increase (Decrease) in cash	2,735	(10,282)

Cash at beginning of period	14,003	17,442
Cash at end of period	$ 16,738	$ 7,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the six months for interest	$ -	$ --
Cash paid during the six months for income taxes	$ -	$ --

Non-Monetary Transactions:

Issuance of 1,000,000 shares to acquire a wholly-owned subsidiary	$ 649,526	$ --
Issuance of 100,000 shares for a debt conversion	83,838	$ --
	$ 733,364	$ --

See Accompanying Notes to Financial Statements.

See Registered Accountant's Report

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

See Registered Accountant's Report

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company") located in Los Angeles, California is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc., in 1959 in Florida. The Company has been involved in a variety of industries including automobile mufflers, real estate, and the pharmaceutical and health fields. The Company acquired a development stage air remediation company during this six months.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2003.

Principles of Consolidation

The June 30, 2004 financial statements represent the consolidated financial condition, results of operation, and cash flow for the Company and include its wholly owned subsidiary O2 Technology from February 9. All intercompany transactions and ending balances have been eliminated in the consolidation.

NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 2003, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at June 30, 2004 has an accumulated deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional debt and/or equity capital and to initiate revenues over the balance of this fiscal year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2004, the Company owed to stockholders and officers a total of $124,858 as unsecured advances that are payable on demand. These advances were made from time to time to assist the Company to meet expenses. Through June 30, 2004, there have been no unsatisfied demands made on Regal One to make any related payments. Included in "Due to Stockholders and Officers" is an amount of $40,000 payable to the spouse of a deceased, former officer. The amount is only payable at the discretion of the Board of Directors after all other payables have been covered.

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

Ronald W. Hofer, the Chairman and CEO of O2, has other business interests that he has continued to pursue. These interests include as Chairman and CEO, and as a significant equity holder, of Environmental Remedial Services, LLC ("ERS"). Mr. Hofer reports that he is expending continued efforts on ERS projects in the Middle East. The Company participated in bringing parties together to form ERS and acquired ten percent ownership stake in ERS. To date, no value has been assigned to this transaction.

The expiration date of outstanding options to purchase 2,213,505 shares of Regal common stock, set to expire on December 31, 2003, was extended to September 30, 2004. During the six months ended June 30, 2004, a principal shareholder of the Company exercised options to purchase 742,518 common shares and the Company realized $603,296 in paid in capital.

NOTE 4 - SUBSEQUENT EVENTS

On August 9, 2004, the president and a director of the Company's wholly-owned subsidiary, O2 Technology, Inc. was dismissed.  The effect, if any, on the Employment Contracts now being amortized in the Balance Sheet will be reviewed in the third quarter for any potential impairment and, if necessary, an adjustment will be made in that quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company acquired a development stage air remediation company on February 9, 2004 and during the balance of this six months focused on integrating the acquisition and developing its plans to acquire product rights to use to initiate revenues. The Company did not generate any revenues during this six months and has not generated significant revenue during the last several years. The Company has funded its operation primarily through the issuance of additional debt and equity financing. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company.

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

As of June 30, 2004, the Company has advanced $491,000 ($50,000 at December 31, 2003) to its wholly owned subsidiary.

Results of Operation

The Company reported no revenues for the six-month periods ending June 30, 2004 and 2003.

Operating expenses increased from $18,885 in the six months ended June 30, 2003, to $736,889 in the six months ended June 30, 2004. The increase of $718,004 is primarily attributable to professional fees incurred in the first quarter of 2004 for due diligence and documentation of the O2 acquisition, and for professional fees, consulting fees, and selling, general and administrative expenses such as Rent, R&D, and Travel and Entertainment over the six month period. Additionally, Depreciation and Amortization expenses for the six months totaled $47,547.

Liquidity and Capital Resources

During the prior year the Company had continuing losses from operations. During this six month period operating losses continued but the Company was able to secure enough equity funding and debt to fund the six month loss. However, Total Current Liabilities increased in the current six months and at June 30, 2004 were $535,527, causing the Company to again have negative working capital at June 30, 2004. The June 30, 2004 total was an increase of $209,039 over the total at December 31, 2003. There can be no assurances that the Company will be able to secure additional equity funding and / or long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company's lack of liquidity is reflected in the table below, which shows comparative working capital (current assets less current liabilities) which is an important measure of the Company's ability to meet its short-term obligations.

                                                         June 30, 2004             December 31, 2003

Working Capital Deficit                          $(351,435)                      $(262,485)

The Company's financial condition at June 30, 2004 reflects an inability to meet its short-term obligations. At June 30, 2004, the Company had $16,738 in cash, $118,633 in Inventory which must be sold and collected to generate additional cash, and $48,721 in other current assets including deposits and prepaid expenses that are generally offset against future expenses. At June 30, 2004, these current assets totaled $184,092 and the liabilities of the Company aggregated $535,527. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them at any time.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 1,531,857 shares of common stock. During the six moths ended June 30, 2004, 748,462 options were exercised, leaving 1,465,043 yet available, with an amended expiration date of September 30, 2004. On March 8, 2004 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from June 30, 2004 to September 30, 2004. (See the Company's 14C filing, dated March 22, 2004.)

Subsequent Event

On August 9, 2004, Ronald W. Hofer was dismissed as the president and a director of O2 Technology.

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

The Company and certain of its officers and consultants have been named as defendants in a case filed on November 4, 2003, under the name "Eco Air Technologies vs. Regal One Corporation, et. al" (California Superior Court, County of Orange, Case No. 03CC13317). Subsequently, the case against the officers and directors was dismisses leaving the Company as the only remaining defendant.  The parties have agreed to submit the case to mediation and the court has ordered the mediation to be completed by October 1, 2004, at which time the Company expects that the court may establish a trial date. Plaintiffs in this action seek to have any patent disclosure involving Ion Technology Improvements be deemed to be submitted listing one of the plaintiffs as joint inventor, to have Bentax Sweden AB be declared owner of all intellectual property with respect to the Ion Technology Improvements, and to have Regal One, O2, and others be declared to have no ownership interest in the Ion Technology Improvements or the underlying Ion Technology. Although no assurance can be given as to the outcome, management intends to defend this case vigorously, and believes that this litigation is without merit. Although management believes that the outcome of this case will not have a material adverse effect on its financial position or results of operations, no assurance can be given that management's assessments will prove to be correct.

     Item 2. Changes in Securities

In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and has been agreed to by 98.5% of the Series B class.

On March 8, 2004 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from June 30, 2004 to September 30, 2004.

     Item 3. Default Upon Senior Securities

               None

     Item 4. Submission of Matters to a Vote of Security Holders

On March 8, 2004 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from June 30, 2004 to September 30, 2004. (See the Company's 14C filing, dated March 22, 2004.)

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

REGAL ONE CORPORATION

(Registrant)

Date: August 16, 2004                                                                /s/ Malcolm Currie

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

Date:      August 16, 2004

 /s/ Malcolm Currie

Malcolm Currie, Chairman

Exhibit 31.2

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

Date:      August 16, 2004

 /s/ Richard Babbitt

Richard Babbitt, President, Secretary, Treasurer & Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Currie, Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm Currie

Malcolm Currie

Chairman

August 16, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Babbitt, President, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Babbitt

Richard Babbitt

President, Secretary, Treasurer & Director

August 4, 2003