Form 10QSB
period 2004-09-30
REGAL ONE CORP
filed 2004-11-19
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended September 30, 2004

or

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

(310) 312-6888

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of September 30, 2004, the Company had 3,273,259 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, with that total number of preferred shares convertible into 10,000,000 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF REGISTERED ACCOUNTANT'S REVIEW

Board of Directors

Regal One Corporation

I have reviewed the accompanying balance sheet of Regal One Corporation as of September 30, 2004, and the related statements of operations and cash flows for the nine-month periods ended September 30, 2004 and 2003. I have also reviewed the statements of operations for the three months ended September 30, 2004 and 2003. I have audited the accompanying balance sheet of Regal One Corporation as of December 31, 2003. As set forth in Note 1, "Principles of Consolidation", the September 30, 2004 statements are consolidated.

These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my reviews and audit.

I conducted my reviews and audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion on the interim periods.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, certain conditions raise substantial doubt whether the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

/s/ George Brenner

George Brenner, Certified Public Accountant

Los Angeles, California

November 18, 2004

REGAL ONE CORPORATION

BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30, 2004* (Unaudited)	December 31, 2003 (Audited)

ASSETS
Current Assets
Cash	$ 8,587	$ 14,003
Inventory	118,633	-
Prepaid Expenses and Deposits	11,815	-
Due from Affiliates	36,906	50,000
Total Current Assets	175,941	64,003

Fixed Assets - Net	46,744	-

Other Assets
Intellectual Property	50,000	-
Employment Contracts	-	-
Non Competition Covenants	150,000	-
Goodwill	112,028	-
Less: Accumulated Amortization	(53,125)	-
Total Other Assets	258,903	-

TOTAL ASSETS	$ 481,588	$ 64,003

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to Stockholders and Officers	$ 133,858	$ 109,858
Accounts Payable and Accrued Expenses	433,385	216,630

Total Current Liabilities	567,243	326,488

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 208,965
in 2004 and 2003	500	500
Common Stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 3,273,259
in 2004 and 1,459,202 in 2003	7,580,051	6,190,562
Accumulated Deficit	(7,666,206)	(6,453,547)
Net Stockholders' Equity (Deficit)	(85,655)	(262,485)

Total Liabilities and Stockholders' Equity (Deficit)	$ 481,588	$ 64,003

See Accompanying Notes to Financial Statements

See Registered Accountant's Report

* The September 30, 2004 financial statements are consolidated (Note 1)

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004*	2003	2004*	2003

Expenses:
Impairment of Assets	$ 375,000	-	$ 375,000	-
Professional Services	54,869	3,346	350,553	19,820
Consultants	5,000	-	252,084	-
Research & Development	5,000	-	49,513	-
Rent	17,000	-	56,292	-
Travel and Entertainment	-	-	27,319	-
Equipment Rental	-	-	3,555	-
Utilities	-	-	4,538	-
Other selling, general and administrative
expenses	5,998	585	33,355	2,996
Amortization	10,000	-	53,125	-
Depreciation	2,903	-	7,325	-
Total Expenses	475,770	3,931	1,212,659	22,816

Loss from Operations	(475,770)	(3,931)	(1,212,659)	(22,816)

Other Income (Expense)	-	-	-	-

Loss Before Provision for Federal Income
Taxes	(475,770)	(3,931)	(1,212,659)	(22,816)

Income Tax Expenses	-	-	-	--

Net Loss	$ (475,770)	$ (3,931)	$ (1,212,659)	$ (22,816)

Basic and Diluted Net Loss per
Common Share	$ (0.145)	$ (0.003)	$ (0.417)	$ (0.017)

Weighted Average Number of Common Shares
Used in Computing Basic and Diluted per share Data:	3,273,259	1,365,356	2,911,300	1,365,356

See Accompanying Notes to Financial Statements.

See Registered Accountant's Report

* The September 30, 2004 financial statements are consolidated (Note 1)

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004*	2003
Cash flows operating activities:
Net income (loss)	$ (1,212,659)	$ (22,816)

Adjustments to reconcile net loss to net cash used
by operating activities:
Write-down O2 impaired assets	375,000
Depreciation and amortization	60,450	--
Stock for services	46,336	--
Changes in operating assets and liabilities:
Increase in Inventory	(118,633)	--
Decrease in Due from Affiliates	13,094	--
Increase in Prepaid Expenses	(11,815)	--
Increase in Due to Stockholders and Officers	24,000	--
Increase (Decrease) in Accounts Payable
and Accrued Expenses	216,755	10,058

Total adjustments	605,187	10,058

Net cash provided by (used in) operating activities	(607,472)	(12,758)

Cash Flows used in Investing Activities:
Purchase of Property & Equipment	(54,069)	--
Net cash from investing activities	(54,069)	--

Cash Flows from Financing Activities:
Equity Funding - Stock Option Exercises	656,125	--
Net cash used by financing activities	656,125	--

Net Increase (Decrease) in cash	(5,416)	(12,758)

Cash at beginning of period	14,003	17,442
Cash at end of period	$ 8,587	$ 4,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the nine months for interest	$ -	$ --
Cash paid during the nine months for income taxes	$ -	$ --

Non-Monetary Transactions:

Issuance of 1,000,000 shares to acquire a wholly-owned subsidiary	$ 649,526	$ --
Issuance of 100,000 shares for a debt conversion	83,838	$ --
Total	$ 733,364	$ --

See Accompanying Notes to Financial Statements.

See Registered Accountant's Report

* The September 30, 2004 financial statements are consolidated (Note 1)

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

See Registered Accountant's Report

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company") located in Los Angeles, California is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc., in 1959 in Florida. The Company has been involved in a variety of industries including automobile mufflers, real estate, and the pharmaceutical and health fields. The Company acquired a development stage air remediation company during this nine months.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2003.

Principles of Consolidation

The September 30, 2004 financial statements represent the consolidated financial condition, results of operation, and cash flow for the Company and include its wholly owned subsidiary O2 Technology from February 9. All intercompany transactions and ending balances have been eliminated in the consolidation.

NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 2003, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at September 30, 2004 has an accumulated deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional debt and/or equity capital and to initiate revenues over the next six months. These financial statements do not include any  adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2004, the Company owed to stockholders and officers a total of $133,858 as unsecured advances that are payable on demand. These advances were made from time to time to assist the Company to meet expenses. Through September 30, 2004, there have been no unsatisfied demands made on Regal One to make any related payments. Included in "Due to Stockholders and Officers" is an amount of $40,000 payable to the spouse of a deceased, former officer. The amount is only payable at the discretion of the Board of Directors after all other payables have been covered.

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

During this Quarter and as reported in an 8K filing, Regal One Corporation (the Company) was informed by Dr. Douglas Burke of O2 Technology, Inc. (O2), a wholly-owned subsidiary of the Company, that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology (Ion Technology) which the Company had been led to believe was the property of O2. As previously reported, the Company had been named in a lawsuit in which Eco Air Technologies, LLC and Svenska Gyllenvent AB claim that they are the true owners of the Ion Technology. In response to that claim and the Burke notification, the Company, by unanimous action of its Board of Directors, terminated the three members of the O2 Board of Directors, including president and director Ronald Hofer, replacing them with Malcolm Currie and, on August 20, 2004, filed a cross-complaint against Mr. Hofer and Amber LeBleu-Hofer seeking a rescission of the O2 acquisition agreement and a return of the Company's shares of common stock issued for that acquisition as well as compensatory and punitive/treble damages for the actions of the named cross-defendants. The newly installed director of O2 also terminated Mr. Hofer as President and as an employee of O2.

While Ronald W. Hofer was the Chairman and President of O2 he had other business interests that he continued to pursue. These interests included as Chairman and CEO, and as a significant equity holder, of Environmental Remedial Services, LLC ("ERS"). Mr. Hofer reported that he was expending continued efforts on ERS projects in the Middle East. The Company participated in bringing parties together to form ERS and acquired ten percent ownership stake in ERS. To date, these shares have not been received and no value has been assigned to this transaction.

The expiration date of outstanding options to purchase 1,353,859 shares of Regal common stock, set to expire on September 30, 2004 was extended to March 31,2005. During the nine months ended September 30, 2004, a principal shareholder of the Company exercised options to purchase 804,057 common shares and the Company realized $653,296 in equity capital.

NOTE 4 - IMPAIRMENT OF ASSETS

On August 9, 2004, the president / director of the Company's wholly owned subsidiary, O2 Technology, Inc. (O2), was dismissed from both positions. Additionally, the Company was informed by Dr. Douglas Burke of O2 that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology (Ion Technology) which the Company had been led to believe was the property of O2. The immediate effect of these matters was to impair certain assets acquired in the O2 acquisition. The Employment Contracts being amortized in the Balance Sheet have been written-off in this quarter along with an 80% write-off of the Intellectual Property acquired with O2. During the 4th quarter, the Company will further assess and review for write-offs any potential impairment of the remaining assets acquired with O2 or thereafter and, if necessary, additional adjustments will be made in that quarter.

NOTE 5 - CONTINGENCY

As indicated in Note 4, the developments at O2 in this quarter have created impairments to various assets acquired with O2. While a current quarter write-off has occurred as indicated in Note 4, additional write-offs in the 4th quarter are likely after management reviews the status of all remaining assets and its claims against various parties as reported in an 8K filing in this quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company acquired a development stage air remediation company on February 9, 2004 and during the balance of this nine months focused on integrating the acquisition and developing its plans to acquire product rights to use to initiate revenues. The Company did not generate any revenues during this nine months and has not generated significant revenue during the last several years. The Company has funded its operation primarily through the issuance of additional debt and equity financing. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations are dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company.

Acquisition

On February 9, 2004 the Company acquired 100% ownership of O2 Technology, Inc. in exchange for 1,000,000 shares of the Company's common stock. O2 is a development stage company with a business plan to engage in marketing, selling, distributing and developing products for air ionization and environmental remediation of pollutants.

In a Subsequent Events footnote (#7A) to the audited December 31, 2003 financial statements included in the Company's 10-KSB filed March 30, 2004, management made a preliminary estimate of the valuation of the shares given in the O2 acquisition at $1.66 per share for an aggregate cost of $1,660,000. Subsequent to the issuance of that audit report, management has continued to investigate and analyze the appropriate value to be assigned to those shares. In the last quarter, a value of $0.6495 per share was applied to the acquisition, based on the weighted average share price over the approximate one month period of negotiation by the parties that resulted in the 1,000,000 shares being memorialized in a binding Letter of Intent. The resulting weighted average share price of $0.764 was discounted at 15% because the shares given to O2 shareholders are not registered and have a minimum of a one-year restrictive feature.

As of September 30, 2004, the Company has advanced $518,490 ($50,000 at December 31, 2003) to its wholly owned subsidiary.

Results of Operation

The Company reported no revenues for the nine-month periods ending September 30, 2004 and 2003.

Operating expenses increased from $22,816 in the nine months ended September 30, 2003, to $1,212,659 in the nine months ended September 30, 2004. The increase of $1,189,843 is primarily attributable to professional fees, including those incurred in the first quarter of 2004 for due diligence and documentation of the O2 acquisition, and for professional fees, consulting fees, and selling, general and administrative expenses such as Rent, R&D, and Travel and Entertainment over the nine month period. In this quarter, there was a $375,000 write-down taken for the impairment of assets acquired in the O2 acquisition. Additionally, Depreciation and Amortization expenses for the nine months totaled $60,450.

Liquidity and Capital Resources

During the prior year the Company had continuing losses from operations. During this nine month period operating losses continued but the Company was able to secure enough equity funding and debt to fund the nine-month loss. However, Total Current Liabilities increased in the current nine months and at September 30, 2004 were $567,243, causing the Company to again have negative working capital at September 30, 2004. The September 30, 2004 liability total was an increase of $240,755 over the total at December 31, 2003. There can be no assurances that the Company will be able to secure additional equity funding and / or long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company's lack of liquidity is reflected in the table below, which shows comparative working capital (current assets less current liabilities) which is an important measure of the Company's ability to meet its short-term obligations.

                                                         September 30, 2004             December 31, 2003

Working Capital Deficit                               $(391,302)                      $(262,485)

The Company's financial condition at September 30, 2004 reflects an inability to meet its short-term obligations. At September 30, 2004, the Company had $8,587 in cash, $118,633 in Inventory which must be sold and collected to generate additional cash, and $48,721 in other current assets including deposits and prepaid expenses that are generally offset against future expenses. At September 30, 2004, these current assets totaled $175,941 and the liabilities of the Company aggregated $567,243. Certain accounts payable are past due, and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them at any time.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. Since May 1995, holders have exercised options to purchase 1,646,141 shares of common stock. During the nine moths ended September 30, 2004, 859,646 options were exercised, leaving 1,353,859 yet available, with an amended expiration date of March 31, 2005. On September 8, 2004 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from September 30, 2004 to March 31, 2005. (See the Company's 14C filing, dated September 8, 2004.)

Subsequent Event

On August 9, 2004, the president and a director of the Company's wholly owned subsidiary, O2 Technology, Inc. (O2), was dismissed. Additionally, the Company was informed by Dr. Douglas Burke of O2 that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology (Ion Technology) which the Company had been led to believe was the property of O2. The immediate effect of these matters was to impair certain assets acquired in the O2 acquisition. The balance of the Employment Contracts being amortized in the Balance Sheet have been written-off in this quarter along with an 80% write-off of Intellectual Property acquired with O2. During the 4th quarter, the Company will further assess and review for write-offs any potential impairment of the remaining assets acquired with O2 or thereafter and, if necessary, additional adjustments will be made in that quarter. Additional write-offs in the 4th quarter are likely after management reviews the status of all remaining assets and its claims against various parties as reported in an 8K filing in this quarter.

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

The Company and certain of its officers and consultants had been named as defendants in a case filed on November 4, 2003, under the name "Eco Air Technologies vs. Regal One Corporation, et. al" (California Superior Court, County of Orange, Case No. 03CC13317). Subsequently, the case against the officers and directors was dismissed leaving the Company as the only remaining defendant.

During this Quarter, Regal One Corporation (the Company) was informed by Dr. Douglas Burke of O2 Technology, Inc. (O2), a wholly-owned subsidiary of the Company, that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology (Ion Technology) which the Company had been led to believe was the property of O2. As indicated above, the Company has been named in a lawsuit in which Eco Air Technologies, LLC and Svenska Gyllenvent AB claim that they are the true owners of the Ion Technology. In response to that claim and the Burke notification, the Company on August 20, 2004 filed a cross-complaint in that case against Ronald Hofer and Amber LeBleu-Hofer seeking a rescission of the O2 acquisition agreement and a return of the Company's shares of common stock issued for that acquisition as well as compensatory and punitive/treble damages for the actions of the named cross-defendants.

Due to this cross-complaint, the previous agreement of parties to submit the case to mediation and the court ordered date of October 1, 2004 for completion of the mediation have been delayed. It is anticipated that a new mediation date, to involve all now appropriate parties, will be set in early 2005. Although no assurance can be given as to the outcome, management intends to pursue this case vigorously, and believes that the litigation filed against the Company is without merit. While management believes that the outcome of this case will not have a material adverse effect on its financial position or results of operations, no assurance can be given that management's assessments will prove to be correct.

     Item 2. Changes in Securities

In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and has been agreed to by 98.5% of the Series B class.

On September 8, 2004 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from September 30, 2004 to March 31, 2005.

     Item 3. Default Upon Senior Securities

               None

     Item 4. Submission of Matters to a Vote of Security Holders

On September 8, 2004, the Company's shareholders approved an extension of time in which to exercise its stock options.  The extension runs from September 30, 2004 to March 31, 2005. (See the Company's 14C filing, dated September 8, 2004.)

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

(a)  Exhibits

31.1                                             Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2                                             Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

32.1                                             Section 1350 Certification of Chief Executive Officer

32.2                                             Section 1350 Certification of Chief Financial Officer

(b)    Reports on Form 8-K

On August 25, 2004, the Company filed an 8-K reporting the resignation of Douglas Burke from O2, the termination of Ronald Hofer from his positions at O2 and the information regarding the litigation described in the Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ONE CORPORATION

(Registrant)

Date: November 18, 2004                                                         /s/ Malcolm Currie

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

Date:      November 18, 2004

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

Date:      November 18, 2004

 /s/ Richard Babbitt

Richard Babbitt, President, Secretary, Treasurer & Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Currie, Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm Currie

Malcolm Currie

Chairman

November 18, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Babbitt, President, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Babbitt

Richard Babbitt

President, Secretary, Treasurer & Director

November 18, 2003