Form 10KSB
period 2004-12-31
REGAL ONE CORP
filed 2005-04-14
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

YES [X] NO [ ]

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2004 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average closing price of the common stock on December 31, 2004 was approximately $2,478,675.

As of December 31, 2004, the Company had 3,658,259 shares of common stock issued and outstanding and 100,000 shares of convertible preferred stock issued and outstanding, with that total number of preferred shares convertible into 10,000,000 shares of the Company's common stock.

REGAL ONE CORPORATION

FORM 10-KSB
For the fiscal year ended December 31, 2004

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

Item 8A.  Controls and Procedures

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Principal Accountants Fees and Services.

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

Xechem, Inc.

In January 1993, the Company executed an agreement to acquire Xechem, Inc. The total costs incurred by the Company relating to the proposed investment in Xechem were approximately $1,012,000. On January 14, 1994, the agreement with Xechem was canceled and a settlement agreement was entered into whereby the Company received 60,000 shares of common stock of Xechem, $250,000 in cash and the satisfaction of $131,000 of liabilities at no cost to the Company. Accordingly, based on this settlement agreement, the net realizable cost of the Xechem investment was adjusted down to the estimated fair value of $150,000, resulting in a loss of $142,645 in 1994. The Company then sold 20,000 shares of Xechem (one third of its investment) for $50,000. In 1995, the Company distributed the remaining 40,000 shares of Xechem common stock to consultants or advisors of the Company for services provided to the Company.

Carbonex Systems Corporation

In August 1995, the Company acquired in a reverse acquisition all of the issued and outstanding shares of common stock of Carbonex Systems Corporation ("Carbonex"), a development stage Delaware Corporation, owning certain exclusive rights to a proprietary emission reduction system for internal combustion engines. To effect the acquisition, the Company issued a total of 464,000 shares of 8.75% convertible, participating voting Series B Preferred Stock (the "Preferred Stock"). The Series B Preferred Stock is convertible into 10,000,000 shares of the Company's common stock.

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

Safesight, Inc.

In July 1997, the Company announced the acquisition of Safesight, Inc., a development-stage company engaged in the design of vehicle anti-collision warning products for the automobile, commercial vehicle, recreational vehicle and motorcycle markets. In August, 1997, the parties elected not to proceed with this transaction because of the parties' inability to obtain adequate funding for operations.

Infectech, Inc.

In April 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech, Inc. ("Infectech"). Infectech, founded in 1989, was a development-stage biotechnology company that owned 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria. On August 5, 1998, the Company announced that Infectech, Inc. had unilaterally acted to terminate the merger agreement between the two parties. Infectech stated as its reason that it had not been successful in raising the requisite $300,000 prior to June 30, 1998. Infectech further notified the Company that it proposed to arbitrate the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement. On November 18, 1998, the Company and Infectech, Inc. resolved the matter subject to arbitration, with the Company issuing 10,000 shares of restricted common stock to Infectech, Inc. on November 24, 1998.

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

Current Operations

During 2003, the Company had no business activity, but continued to pursue acquisition candidates. In the later part of 2003, the Company's Officers began investigating air and water purification using ionization. Several companies were reviewed and, on October 20, 2003, the Company signed a letter of intent to acquire O2 Technology, Inc. This acquisition was ultimately concluded on February 9, 2004 and the relevant agreement was filed as Exhibit 10.1 to an 8-K filed with the United States Securities and Exchange Commission on February 17, 2004.  As set forth in ITEM 3. “LEGAL PROCEEDINGS” the Company is seeking a rescission of the O2 Technology acquisition. The Company’s CEO by action of its Board of Directors dismissed O2’s CEO.  As a result of the above circumstances, the Company’s management has elected to write off the $1,168,016 investment in and advances to O2 and seek redress through the courts.

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

Employees

Mr. Israel Rubinstein was the President, Chief Executive Officer and a Director of the Company since 1975, except for the period from August 7, 1995 to June 1, 1996, when Mr. Gene Bemel was President as part of the Carbonex acquisition. Mr. Israel Rubinstein died in July of 2001 and the company appointed Richard Babbitt, a director, as President and Dr. Malcolm Currie, formerly with Hughes Aircraft Corporation, as Chief Executive Officer and Chairman of the Board. Dr. Currie had been serving as a director since 1995. The Company has no full-time employees and no employee of the Company earned in 2004, or is currently earning annually, as much as $50,000. (See Item 10, "Executive Compensation")

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2004, the Company did not and currently does not own or lease any real property.

The Company's current street and mailing address is:

Regal One Corporation

11300 West Olympic, Suite 800

Los Angeles, California 90064

(310) 312-6888

The Company did not have any tangible fixed assets as of December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

The Company and certain of its officers and consultants had been named as defendants in a case filed on November 4, 2003, under the name "Eco Air Technologies vs. Regal One Corporation, et. al" (California Superior Court, County of Orange, Case No. 03CC13317). Subsequently, the case against the officers and directors was dismissed leaving the Company as the only remaining defendant.

During the 3rd Quarter of 2004, Regal One Corporation (the Company) was informed by Dr. Douglas Burke of O2 Technology, Inc. (O2), a wholly-owned subsidiary of the Company, that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology (Ion Technology) which the Company had been led to believe was the property of O2. As indicated above, the Company has been named in a lawsuit in which Eco Air Technologies, LLC and Svenska Gyllenvent AB claim that they are the true owners of the Ion Technology.  In response to that claim and the Burke notification, the Company on August 20, 2004 filed a cross-complaint in that case against various O2 shareholders and their attorney seeking a rescission of the O2 acquisition agreement and a return of the Company's shares of common stock issued for that acquisition as well as compensatory and punitive/treble damages for the actions of the named cross-defendants. The O2 parties have, themselves, filed a cross-complaint, naming the officers, directors and agents of Regal as parties, alleging a number of causes of action.  No responses have been filed to this pleading as it was only received on April 11, 2005.

Due to this cross-complaint, the previous agreement of parties to submit the case to mediation and the court ordered date for completion of the mediation have been delayed.  It is anticipated that a new mediation date, to involve all now appropriate parties, will be set in the second quarter of 2005. Answers will be filed for the Company and all of the defendants related to the Company (many of whom, as individuals, were previously dismissed by the original Plaintiffs).

In addition to suing the O2-related parties, and their cross-complaint, the Company’s counsel has advised the Company that its primary exposure is in the nature of legal fees, but with little practical exposure on liability issues, although no assurance can be given as to the outcome.  While management believes that the outcome of this case will not have a material adverse effect on its financial position or results of operations, no assurance can be given that management's assessments will prove to be correct.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 8, 2004 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from September 30, 2004 to March 31, 2005. (See the Company's 14C filing, dated September 28, 2004.)

Subsequently, on March 4, 2005, the Company’s shareholders approved an additional extension of time in which to exercise its stock options.  The new extension runs from March 31, 2005 to September 30, 2005. (See the Company ’s 14C filing, dated March 23 , 2005. )

In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and has been agreed to by 98.5% of the Series B class.

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

	2004		2003		2002
Common Stock	High	Low	High	Low	High	Low

Quarter Ended:
March 31	$2.50	$1.45	0.85	0.20	0.90	0.22
June 30	$2.00	$1.20	0.95	0.40	3.00	0.40
September 30	$1.85	$0.70	1.10	0.51	1.00	0.25
December 31	$1.01	$0.51	2.90	1.10	0.25	0.10

Shareholders

As of December 31, 2004, there were approximately 624 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares in "street name".

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

The Company's acquisition of O2 Technology took place in 2004 ; consequently the 2003 financial statements are unconsolidated.  However, as discussed in Note 1 "Presentation" in the financial statements in Item 7, the 2004 financial statements should be consolidated but were not.  Therefore, the following management discussion and analysis could be materially different if the December 2004 financial statements had been consolidated. The Company was incorporated in 1959 in Florida. Since that time, the Company has owned and operated, and subsequently sold off, a number of businesses. During 1987, the Company pursued a policy of using its common stock to purchase, either in fee simple or as an irrevocable option to purchase, a number of parcels of real estate, in the form of commercial, industrial, residential and development stage land parcels. In 1992, market conditions for real estate were no longer deemed to be favorable and the Company decided to abandon its real estate operations and pursue other courses of operation.

In January 1993, the Company agreed to acquire Xechem, Inc., a development-stage company engaged in the research and development of pharmaceuticals from plants and other naturally occurring sources. However, the transaction was terminated in January 1994 pursuant to a settlement agreement.

In August 1995, the Company acquired all of the issued and outstanding common stock of Carbonex Systems Corporation ("Carbonex"). In June 1996, the Company entered into a Stock Exchange, Settlement Agreement and General Release whereby the Company exchanged with its then-principal shareholders, Gene Bemel and members of his family, all of the issued and outstanding common stock of Carbonex for 255,035 shares of Preferred Stock.

In November 1996, the Company executed a Letter of Intent to acquire all of the issued and outstanding stock of Quality Franchise Systems, Inc. However a final agreement was never completed and the Company is no longer pursing this acquisition.

In July 1997, the Company announced the acquisition of Safesight, Inc., a development-stage company engaged in the design of vehicle anti-collision warning products. However, in August 1997, the parties elected not to proceed with the transaction because of the inability to obtain adequate funding for operations.

In April 1998, the Company entered into an agreement to merge a newly formed subsidiary of the Company with Infectech. Infectech, founded in 1989, was a development-stage biotechnology company that owned 15 patents for the rapid identification and antibiotic sensitivity testing of 34 disease-causing bacteria. On August 5, 1998, the Company announced that Infectech, Inc. had unilaterally acted to terminate the merger agreement between the two parties. Infectech stated as its reason that it had not been successful in raising the requisite $300,000 prior to June 30, 1998. Infectech further notified the Company that it proposed to arbitrate the return of $56,000 paid by Infectech for legal fees and certain other merger-related expenses of the Company, as per the merger agreement. On November 18, 1998, the Company and Infectech, Inc. resolved the matter subject to arbitration, with the Company issuing 10,000 shares of restricted common stock to Infectech, Inc. on November 24, 1998.

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

During 2002 and 2003, the Company had no business activity, but continued to pursue acquisition candidates.  In the later part of 2003, the Company's Officers began investigating air and water purification using ionization. Several companies were reviewed and, on October 20, 2003, the Company signed a letter of intent to acquire O2 Technology, Inc. This acquisition was ultimately concluded on February 9, 2004 and the relevant agreement was filed as Exhibit 10.1 to an 8-K filed with the United States Securities and Exchange Commission on February 17, 2004. As set forth in ITEM 3. “LEGAL PROCEEDINGS” the Company is seeking a rescission of the O2 Technology acquisition. The Company’s CEO by action of its Board of Directors dismissed O2’s CEO.  As a result of the above circumstances, the Company’s management has elected to write off the $1,168,016 investment in and advances to O2 and seek redress through the courts.

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

Plan of Operation

Through December 31, 2004, the Company had no active business operations other than early stage pursuits of its unconsolidated subsidiary.  The independent auditor's report for, and accompanying Footnotes to the Financial statements for the fiscal year ended December 31, 2004 include explanatory paragraphs calling attention to a going concern issue, the Company’s filing of a suit for recession of the O2 acquisition and the unconsolidated basis of reporting for 2004. The Company has suffered recurring losses and, at December 31, 2004, has a stockholders' deficit. The Company's ability to continue as a going concern depends upon the Company obtaining additional financing to satisfy the operating needs of the Company and/or completion of a successful merger / acquisition.

Liquidity and Capital Resources - December 31, 2004 Compared to December 31, 2003

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

	December 31, 2004	December 31, 2003
Working Capital (Deficit)	$ (449,637)	$ (262,485)

The Company's financial condition at December 31, 2004 reflects an immediate inability to meet its short-term obligations. At December 31, 2004, the Company had $2,572 cash on hand. The liabilities of the Company at December 31, 2004 aggregated $ 460,505, consisting primarily of accounts payable to accountants, lawyers and other service providers as well as amounts due to officers and stockholders of the Company. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

The Company's Stock Option Plan is for its employees, directors, officers, and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. As of December 31, 2004, holders have exercised options to purchase 1,600,552 shares of common stock leaving 1,399,448 yet available, with an amended expiration date of September 30, 2005. (See the Company's 14C filed March 23, 2005). During the year ended December 31, 2004, 814,057 options were exercised.

Capital Expenditures and Commitments

During the fiscal year ended December 31, 2004, the Company had no capital expenditures

The amount of capital expenditures required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or a merger/acquisition candidate on satisfactory terms.

Results of Operations - The fiscal year ended December 31, 2004 compared to the fiscal year ended December 31, 2003

The Company reported no revenues for the current or prior year. During the years ended December 31, 2004 and 2003, operating expenses were $477,341 and $46,455, respectively, primarily consisting of professional and consulting fees.  These fees increased substantially in 2004 due to the O2 acquisition, subsequent capital pursuits and the Eco Air lawsuit and Regal cross complaint.  Additionally, in 2004 the Company took the write-down of investments in wholly owned subsidiary totaling $1,168,016.  As a result, the Company reported net losses of $1,646,157 and $47,255 for the years ended December 31, 2004 and 2003, respectively.

Factors that may affect future results

As indicated in ITEM 3. LEGAL PROCEEDINGS and in the footnotes to the audited financial statements in ITEM 7 below, certain contingencies exist relative to the litigation that is now pending that may affect the Company’s currently reported and future operating results via legal fees and the results of any judgments that may be granted or settlements that may be made.  A number of additional uncertainties exist that may affect the Company's future operating results, including the possibility of uncertain general economic conditions, market acceptance of the Company's planned future operations, the Company's ability to manage expense growth and the ability to acquire long-term funding.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements listed in the table below have been prepared in accordance with the requirements of Item 310(a) of Regulation SB (see Item 13).

CONTENTS

              Page

Independent Registered Accountant’s Report	F-1

Balance Sheet s	F-2

Statement s of Operations	F-3

Statements of Stockholders' Deficit	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-1 1

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Regal One Corporation

I have audited the accompanying balance sheets of Regal One Corporation as of December 31, 2004 and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board   (United States of America). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2004 and the results of its operation and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at December 31, 2004 has a stockholders' deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As discussed in Note 1 “Presentation”, consolidated financial statements were included in the quarterly 10Q filings with the SEC.  However, because of pending litigation between the Company and its wholly owned subsidiary it was not possible to consolidate the parent company with its subsidiary as of December 31, 2004 and for operations for the year then ended.

George Brenner, CPA

Los Angeles, California

March 29, 2005

REGAL ONE CORPORATION

BALANCE SHEETS

DECEMBER 31, 2004 AND DECEMBER 31, 2003

	12/31/04	12/31/03
ASSETS
Current Assets
Cash	$2,572	$ 14,003
Prepaid Expense	3,000	==
Miscellaneous Receivable	5,296	==
Advances to wholly owned subsidiary	518,490	50,000
Less: Allowance for Collectability	(518,490)	==
Total Current Assets	10,868	64,003

Other Assets
Deferred tax asset, net	==	==
Investment in Subsidiary	649,526	==
Less: Impairment of value	(649,526)	==
TOTAL ASSETS	$10,868	$ 64,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to stockholders and officers	$143,858	$ 109,858
Accounts payable and accrued liabilities	316,647	216,630

Total Current Liabilities	460,505	326,488

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value.
Series A-Authorized 50,000 shares; 0 issued and outstanding in 2004 and 2003	==	==
Series B-Authorized 500,000 shares; 100,000 issued and outstanding in 2004 and 208,965 in 2003	500	500
Common stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 3,658,259 and 1,459,202 as of December 31, 2004 and December 31, 2003, respectively	7,649,567	6,190,562
Accumulated Deficit	(8,099,704)	(6,453,547)
NET STOCKHOLDERS' (DEFICIT)	(449,637)	(262,485)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$10,868	$64,003

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENT S OF OPERATIONS

Years Ended December 31, 2004 and December 31, 2003

	2004	2003

Revenue	$ ==	$==-

Expenses:
Reserve for Collectability of Advances	518,490	==
Impairment to Investment in Subsidiary	649,526	==

Professional services	456,105	39,509
Other selling, general and administrative expenses	21,236	6,946
Total Expenses	1,645,357	46,455

Net (Loss)	(1,645,357)	(46,455)

Other Income	==	==

Net (Loss) Before Provision for Income Taxes	(1,645,357)	(46,455)

Federal income tax	--	--
State income tax	800	800

Net (Loss)	$(1,646,157)	$ (47,255)

Weighted Average Number of Common Shares	3,298,115	1,375,261

Basic and Diluted Net Loss Per Common Share	$ (0.50)	$ (0.03)

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2004 and 2003

	Series B Preferred Stock		Common Stock		Accumulated Deficit	Net Stockholder's (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2002	208,965	$ 500	1,365,356	$6,114,312	$(6,406,292)	$(291,480)

Net (Loss)					(47,255)	(47,255)

Exercise of Stock Options			93,846	76,250		76,250

Balance, December 31, 2003	208,965	500	1,459,202	6,190,562	(6,453,547)	(262,485)

Net (Loss)					(1,646,157)	(1,646,157)

Exercise of Stock Options			814,057	661,421		661,421
Restructuring of Class B	(108,965)

Acquisition of Subsidiary			1,000,000	649,526		649,526

Account Payable Converted to Equity			61,886	51,884		51,884

Stock for Services			323,114	96,174		96,174
Balance, December 31, 2004	100,000	$ 500	3,658,259	$7,649,567	$(8,099,704)	$(449,637)

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003

Cash Flows from operating activities:
Net income (loss)	$ (1,646,157)	$ (47,255)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock for services	96,174	==

Impairment to investment in subsidiary	649,526	==
Reserve for Collectability of Advances	518,490	==

Changes in operating assets and liabilities
Advance to wholly owned subsidiary	(468,490)	(50,000)
Decrease (Increase) in prepaid expenses	(3,000)	--

Increase in miscellaneous receivable	(5296)	==
Increase in accounts payable and accrued liabilities	100,017	17,566
Increase in due to officer/stockholder	34,000	==

Total adjustments	921,421	(32,434)

Net cash used by operating activities	(724,736)	(79,689)

Cash Flows from Investing Activities:	==	==

Cash Flows from Financing Activities:
Exercise of stock options	661,421	76,250
Account payable converted to equity	51,884	==

Net cash provided by financing activities	713,305	76,250

Net (decrease) increase in cash	$(11,431)	$(3,439)

Cash at beginning of period	$14,003	17,442
Cash at end of period	$2,572	$ 14,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ ==	$==
Cash paid for income taxes	$ 800	$ 800

Non-Monetary Transactions:
Issuance of shares for investment in subsidiary	$649,526	$ ==
Issuance of stock for services	96,174	==
Totals	$745,700	$ ==

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – PRESENTATION

On February 9, 2004, the Company acquired 100% of the stock of 02 Technology by issuing 1,000,000 shares valued at $0.6495 per share for a $649,526 investment.  During the course of the year the Company loaned O2 Technology $518,490 for an aggregate investment of $1,168,016.  Consolidated financial statements were included in the 10Q filings with the SEC for March 31, June 30, and September 30, 2004.

As set forth in Note 8 “Contingencies - Litigation” the Company is seeking a rescission of the O2 Technology acquisition. The Company’s CEO by action of its Board of Directors dismissed O2’s CEO and ordered all books and records turned back to the Company.  The CEO of O2 Technology refused the order.  As a result of the above circumstances, an audit of O2 Technology could not be performed.  The Company’s management has elected to write off the $1,168,016 investment and seek redress through the courts.  Consequently, the accompanying financial statements are not consolidated.  However, pursuant to the pending results of the litigation, a possibility exists that the Company may need to amend these financial statements and file consolidated financial statements.  In such event, the consolidated financial position and results of operation may materially differ from those reflected in these unconsolidated financial statements.

NOTE 2 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company") located in Los Angeles, California, is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc., in 1959 in Florida. The Company has been involved in a variety of industries including automobile mufflers, real estate, and the pharmaceutical and health field. The Company is currently not in formal business operations, but has an unconsolidated subsidiary and is actively seeking a merger candidate and acquisitions.  See Note 1 “Presentation”, Note 8 “Contingencies” and Note 9, "Subsequent Events."

The Company has not generated any revenue during the years ended December 31, 2004 and 2003 and has funded its operation primarily through the issuance of equity and through loans. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company. There can be no assurance that the Company will be able to obtain additional funding or to merge with a going concern company, and, if available, will be obtained on terms favorable to or affordable by the Company.

In addition, the Company has suffered recurring losses and at December 31, 2004 has a stockholders' deficit. These factors indicate that the Company's ability to continue as a going concern is dependent upon the Company obtaining additional financing to satisfy its operating needs.

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

See Registered Accountant's Report

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

Earnings (Loss) per share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Since the fully diluted loss per share for 2004 and 2003 were antidilutive, basic and diluted losses per share are the same. Accordingly, options to purchase common stock and common shares issuable upon conversion of preferred stock were not included in the calculation of diluted earnings per common share.

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

See Registered Accountant's Report

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that it is possible, but not probable, that the adoption of this standard will have a material impact on its financial statements.

NOTE 3 - STOCKHOLDERS' DEFICIT

The authorized number of shares of preferred stock is (Series A and B) 550,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 2004, the Company has authorized 50,000 shares of series A preferred stock and 500,000 shares of series B convertible preferred stock. At December 31, 2004 and 2003 there were no outstanding shares of series A preferred stock. At December 31, 2004and 2003 100,000 and 208,965 shares respectively of series B preferred stock were outstanding.

Holders of series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues, which exceed $5,000,000.   In 2004, the Series B class voted by a large majority to void that dividend preference.  At the option of the holder of series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and has been agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to 100,000 shares.  As of December 31, 2004 and 2003, no dividends have been declared on the series A or series B convertible preferred stock.

NOTE 4 - IMPAIRMENT OF ASSETS

On August 9, 2004, the president / director of the Company's wholly owned subsidiary, O2 Technology, Inc. (O2), was dismissed from both positions.  Additionally, the Company was informed by Dr. Douglas Burke of O2 that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology (Ion Technology) which the Company had been led to believe was the property of O2. The immediate effect of these matters was to impair the assets acquired in the O2 acquisition.  Accordingly, the Company has written-off in the third quarter and this quarter all of the assets acquired with O2 and the advances made to O2 (see Note 1 – “Presentation”).

See Registered Accountant's Report

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - STOCK OPTIONS

On May 3, 1995, the Company adopted a 3,000,000 common shares stock option plan to provide incentives to those individuals who serve or have served the Company as employees, officers, directors or consultants. Under the plan, the Board of Directors is authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. On March 23, 2001, the Company amended the Plan to extend the expiration date of granted options from March 31, 2001, to March 31, 2002 and in 2002 further extended the expiration date to December 31, 2003. In September 2004, the expiration date was further extended, with options expiring on March 31, 2005.  All outstanding options were further extended on March 4, 2005 to expire on September 30, 2005.  See Note 9 "Subsequent Events”.  The following table summarizes the Company's stock options activity for:

	Year Ended 12/31/04		Year Ended 12/31/03
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1	2,213,505	$ 0 ..8125	2,307,351	$ 0 ..8125

Granted	==	==	==	==
Exercised	(814,057)	0 ..8125	(93,846)	0 ..8125

Outstanding at December 31	1,399,448	$ 0 ..8125	2,213,505	$ 0 ..8125

NOTE 6 - INCOME TAXES

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 109 effective January 1, 1993. One of the provisions of Statement 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 2004 and 2003, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

	2004	2003

Net operating loss carryforwards	$848,000	$ 688,000

Less: valuation allowance	(848,000)	(688,000)
	$ ==	$==

Due to operating losses incurred by the Company, the Company established related valuation allowances of $848,000 and $688,000 at December 31, 2004 and 2003, respectively.  As of December 31, 2004, the Company has net operating loss carryforwards of approximately $2,569,000 for Federal income tax return purposes, which expire from 2013 through 2019. Additionally, the Company has approximately $1,168,000 of a deferred tax asset representing the impairment to the investment in subsidiary and the allowance for the collectibility of the loan to the subsidiary.  The future tax benefits for these tax assets are dependent upon the Company's ability to generate future earnings.

See Registered Accountant's Report

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - RELATED PARTY TRANSACTIONS

Through December 31, 2004 the Company loaned $518,490 to its wholly owned subsidiary that was acquired in the 1st quarter of 2004.   The loans are subject to interest of 6% per year, were due and payable on December 31, 2004 and are secured by a pledge of all the shares of the wholly owned subsidiary.  Due to pending litigation between the parties, the repayment has not occurred and the Company has established an allowance for the potential uncollectability of this amount.  See Note 8 “Contingencies - Litigation” below.

The amount due stockholders and officers of $143,858 represents advances that are non-interest bearing, unsecured and payable on demand.

An amount due of $94,357 to a former, deceased officer was reduced to $40,000 as of December 31, 2002 and is payable to the widowed spouse after all other payables are covered and at the discretion of the Board of Directors.

NOTE 8 - CONTINGENCIES

Litigation

The Company and certain of its officers and consultants had been named as defendants in a case filed on November 4, 2003, under the name "Eco Air Technologies vs. Regal One Corporation, et. al" (California Superior Court, County of Orange, Case No. 03CC13317). Subsequently, the case against the officers and directors was dismissed leaving the Company as the only remaining defendant.

During the 3rd Quarter of 2004, Regal One Corporation (the Company) was informed by Dr. Douglas Burke of O2 Technology, Inc. (O2), a wholly-owned subsidiary of the Company, that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology (Ion Technology) which the Company had been led to believe was the property of O2. As indicated above, the Company has been named in a lawsuit in which Eco Air Technologies, LLC and Svenska Gyllenvent AB claim that they are the true owners of the Ion Technology.  In response to that claim and the Burke notification, the Company on August 20, 2004 filed a cross-complaint in that case against various O2 shareholders and their attorney seeking a rescission of the O2 acquisition agreement and a return of the Company's shares of common stock issued for that acquisition as well as compensatory and punitive/treble damages for the actions of the named cross-defendants. The O2 parties have, themselves, filed a cross-complaint, naming the officers, directors and agents of Regal as parties, alleging a number of causes of action.  No responses have been filed to this pleading as it was only received on April 11, 2005.

Due to this cross-complaint, the previous agreement of parties to submit the case to mediation and the court ordered date for completion of the mediation have been delayed.  It is anticipated that a new mediation date, to involve all now appropriate parties, will be set in the second quarter of 2005. Answers will be filed for the Company and all of the defendants related to the Company (many of whom, as individuals, were previously dismissed by the original Plaintiffs).

In addition to suing the O2-related parties, and their cross-complaint, the Company’s counsel has advised the Company that its primary exposure is in the nature of legal fees, but with little practical exposure on liability issues, although no assurance can be given as to the outcome.  While management believes that the outcome of this case will not have a material adverse effect on its financial position or results of operations, no assurance can be given that management's assessments will prove to be correct.  However, pursuant to the results of the litigation, a possibility exists that the Company may need to amend these financial statements and file consolidated financial statements.  In such event, the consolidated financial position and results of operation may materially differ from those reflected in these unconsolidated financial statements.

See Registered Accountant's Report

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - SUBSEQUENT EVENTS

On March 4, 2005, the Company’s shareholders approved an extension of time in which to exercise outstanding options to purchase shares of Regal common stock at the $0.8125 exercise price.  The extension runs from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.)

On March 7, 2005, the Company announced that the Board of Directors is taking steps to convert the Company to a Business Development Corporation under the 1940 Securities Act.  The Company's main area of interest is investing into new medical technologies.

As of March 29, 2005, the Company is in advanced discussions, which may lead to one or more transactions resulting in the Company’s involvement with entities that plan to manufacture and / or market medical or health related products, with various parties that include parties that are Principal Shareholders of Regal One.  The Company will only enter into any such transaction on terms that it believes to be market competitive.

See Registered Accountant's Report

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

There have been no changes in nor disagreements with accountants with respect to accounting and/or financial disclosure for any periods reported on in this Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning the current directors and executive officers of the Company:

Name	Age	Position
Dr. Malcolm Currie	78	Chairman of the Board & CEO
Richard Babbitt	79	President, Secretary, Treasurer & Director

Each director holds office for a one-year term until his successor has been elected and qualified at the annual meeting of the Company's shareholders. The members of the Board of Directors serve without remuneration. Corporate Officers are elected by the Board of Directors and serve at the discretion of the Board.

Dr. Malcolm Currie was appointed as Chairman of the Board of Directors and CEO of the Company in August 1995. From 1969 to 1973, Dr. Currie was the Undersecretary of Research and Engineering for the Office of Defense. From 1973 to 1977, Dr. Currie was President of the Missile Systems Group for Hughes Aircraft Corporation. From 1977 to 1988, Dr. Currie started as Executive Vice President and eventually became Chief Executive Officer and Chairman of the Board of Hughes Aircraft Corporation. From 1992 to present, Dr. Currie has been Chairman Emeritus of Hughes Aircraft Corporation. Dr. Currie is also on the Board of Directors of LSI Logic, Enova Systems, Inamed Corp., and Innovative Micro Technologies. Dr. Currie obtained a graduate MBA from the University of California, Berkeley, and a PhD in Engineering and Physics at the University of California, Berkeley.

Richard Babbitt was appointed as the Secretary and Treasurer and a member of the Board of Directors of the Company in August 1995. Mr. Babbitt has been Chairman and CEO of Inamed Corp., is currently Chairman of Lipid Sciences and President of the Medical Supply Company, Bl Industries, American Safety Equipment Corporation, and Bl Advisors. Mr. Babbitt is an international marketing consultant to Teikuro Corporation and Cosmo Corporation in Japan. Mr. Babbitt is also a member of the Board of Directors of Unisyn Biowaste Technology and Interstate Safety Corporation. Mr. Babbitt obtained an undergraduate degree from Purdue University.

Compliance with Section 16 of The Securities Exchange Act of 1934

To the Company's knowledge, based on a review of such materials as are required by the SEC, no officer, director, or beneficial holder of more than five percent of the Company's issued and outstanding shares of common stock has failed to file with the SEC any form or report required to be so filed pursuant to section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2004 or prior thereto (see Item 11 for a list of the Company's officers, directors and beneficial holders of more than five percent of the Company's issued and outstanding shares of common stock).

Based solely on a review of such materials as is required by the SEC, the Company is not aware of any transactions that were not reported other than a statement of each director's position at year end (Form 5).

ITEM 10. EXECUTIVE COMPENSATION

There was no cash compensation paid by the Company to the executive officers of the Company for the fiscal years ended December 31, 2004 and 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The persons set forth on the chart below are known to the Company to be the beneficial owners of more than five percent of the Company's outstanding voting common stock as of December 31, 2004. Information concerning the number and percentage of shares of voting common stock of the Company owned on record and beneficially by management is set forth on the chart below:

Name and Address of beneficial owner	Common Share Equivalents beneficially owned	Percent of Common Share Equivalents owned (1)
Malcolm Currie (2) 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	1, 5 81,900	10.51%
Richard Babbitt (3) 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	1, 0 00,000	6.64%
AB Investments LLC (4) 4869 S. Buffalo Creek Drive Evergreen, CO 80439	3, 6 41,500	24.18%
C.J. Newman (5) 401 2nd Ave., Suite 634 Minneapolis, MN 55401	2,099,849	13.95%
Robert B. Kay (6) 4510 E. Thousand Oaks Blvd., Suite 100 Westlake Village, California 91362	2 ,412,953	16.02%
Aaron Grunfeld (7) 10390 Santa Monica Blvd., 4th Floor Los Angeles, CA 90025-5057	1, 1 00,000	7. 31%

All Officers and Directors as a Group	2 , 5 81,900	17.14%

(1)

Includes (i) 3,658,259 shares of common stock issued and outstanding as of December 31, 2004, (ii) 10,000,000 maximum common shares upon the conversion of the Series B preferred class, and (iii) the exercise of all 1,399,448 options outstanding at 12/31/04, and totals to 15,057,707 fully diluted common share equivalents outstanding.  Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 2 5 ,819 shares (2 5 .8%) are held by the Directors of the Company (Dr. Malcolm Currie, 1 5 ,819 shares; Richard Babbitt, 10 ,000 shares).

(2)

Consists of 1 5 ,819 Series B preferred shares convertible into 1, 5 81,900 common shares.

(3)

Consists of 1 0 ,000 Series B preferred shares convertible into 1, 0 00,000 common shares.

(4)

Consists of 3 6 ,415 Series B preferred shares convertible into 3, 6 41,500 common shares.

(5)

Includes 912,990 common shares and 1,186,859 Options to purchase common shares.

(6)

Includes 378,653 common shares and 2 0,343 Series B preferred shares convertible into 2 ,034,300 common shares.

(7)

Consists of 1 1 ,000 Series B preferred shares convertible into 1, 1 00,000 common shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares.  This reduction and additional changes that reduce or eliminate certain liquidation and dividend preferences of the Series B Preferred class have been sought by the Company and have been agreed to by the vast majority of the Series B class.

During the third quarter of this year and as reported in an 8K filing, the Company was informed by Dr. Douglas Burke of O2 Technology, Inc. (O2), a wholly-owned subsidiary of the Company, that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology (Ion Technology) which the Company had been led to believe was the property of O2. As previously reported, the Company had been named in a lawsuit in which Eco Air Technologies, LLC and Svenska Gyllenvent AB claim that they are the true owners of the Ion Technology.  In response to that claim and the Burke notification, the Company, by unanimous action of its Board of Directors, terminated the three members of the O2 Board of Directors, including President and director Ronald Hofer, replacing them with Malcolm Currie and, on August 20, 2004, filed a cross-complaint against Mr. Hofer and others seeking a rescission of the O2 acquisition agreement and a return of the Company's shares of common stock issued for that acquisition as well as compensatory and punitive/treble damages for the actions of the named cross-defendants.  The newly installed director of O2 also terminated Mr. Hofer as President and as an employee of O2.

While Ronald W. Hofer was the Chairman and President of O2 he had other business interests that he continued to pursue. These interests included as Chairman and CEO, and as a significant equity holder, of Environmental Remedial Services, LLC ("ERS").  Mr. Hofer reported that he was expending continued efforts on ERS projects in the Middle East.  The Company participated in bringing parties together to form ERS and acquired a ten-percent ownership stake in ERS. To date, these shares have not been received and no value has been assigned to this transaction.

The expiration date of outstanding options to purchase shares of Regal common stock, set to expire on December 31, 2003, was extended on March 22, 2004 to September 30, 2004 and again on September 28, 2004 to March 31, 2005.  On March 4, 2005, the outstanding options to purchase shares of Regal common stock were extended to expire on September 30, 2005.  C. J. Newman is the principal holder of these options and is a Principal Shareholder of Regal One.  During the year ended December 31, 2004, Mr. Newman exercised options to purchase 804,057 common shares and the Company realized $653,296 in paid in capital.  During that time, Mr. Newman made a loan to the Company in the amount of $100,000 that was converted to option exercises and is included in the $653,296 above.

As of December 31, 2004, the Company owed to Director and Officers a total of $143,858 as unsecured advances that are payable on demand.  These advances were made from time to time to assist the Company to meet expenses.  Through December 31, 2004, there have been no unmet demands made on Regal One to make any related payments.

On March 7, 2005, the Company announced that the Board of Directors is taking steps to convert the Company to a Business Development Corporation under the 1940 Securities Act. The Company's main area of interest is investing into new medical technologies.  As of March 29, 2005, the Company is in advanced discussions, which may lead to one or more transactions resulting in the Company’s involvement with entities that plan to manufacture and / or market medical or health related products, with various parties that include parties that are Principal Shareholders of Regal One.  The Company will only enter into any such transaction on terms that it believes to be market competitive.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 - Rule 13a-14a/15d-14(a) Certifications

32.1 - Section 1350 Certifications

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on December 31, 2004 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

Reports on Form 8-K

1. A Form 8-K was filed with the Securities and Exchange Commission on February 17, 2004 announcing the completion of the acquisition of O2 Technology, Inc.

2. A Form 8-K was filed with the Securities and Exchange Commission on June 14, 2004 announcing the Company’s decision to send a letter of status to shareholders.

3. A Form 8-K was filed with the Securities and Exchange Commission on August 25, 2004 announcing the commencement of litigation against the Company and the termination of the employment of Ronald W. Hofer as an officer of O2 Technology, Inc.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Amounts billed by George Brenner, CPA  total $ 15,917 which is comprised of $ 9,951 related to the annual financial statement audit , $ 4,588 related to reviews of quarterly financial statements filed in the reports on Form 10-QSB , and $1,378 related to tax and other consulting services provided.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ONE CORPORATION

Date: April 13 , 2005

/s/ Richard Babbitt

Richard Babbitt, President

Date: April 13 , 2005

/s/ Malcolm Currie

Malcolm Currie, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Richard Babbitt                                               April 13 , 2005

Richard Babbitt

President, Secretary, Treasurer & Director

/s/ Malcolm R. Currie                                         April 13 , 2005

Dr. Malcolm R. Currie

Chairman & Director

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

Date: April 13 , 2005	/s/ Richard Babbitt
Richard Babbitt, President, Secretary, Treasurer & Director

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

I, Malcolm Currie, Chairman and Director of Regal One Corporation ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Regal One Corporation;
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

Date: April 13 , 2005	/s/ Malcolm Currie
Malcolm Currie, Chairman & Director

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

April 13 , 2005

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

April 13 , 2005