Form 10QSB
period 2005-03-31
REGAL ONE CORP
filed 2005-05-16
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the

        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended March 31, 2005

or

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

(310) 312-6888

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of March 31, 2005, the Company had 3,658,259 shares of common stock issued and outstanding and 100,000shares of convertible preferred stock issued and outstanding, with that total number of preferred shares convertible into 10,000,000 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors

 Regal One Corporation

I have reviewed the accompanying balance sheet of Regal One Corporation as of March 31, 2005 and the related statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my reviews.

I conducted my reviews in accordance with standards of the Public Company Accounting Oversight Board (United States of America). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, certain conditions raise substantial doubt that the Company may be able to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

As discussed in Note 1 "Basis of Presentation", consolidated financial statements were included in the 2004 quarterly 10-QSB filings with the SEC.  However, because of pending litigation between the Company and its wholly owned subsidiary it was not possible to consolidate the parent company with its subsidiary as of March 31, 2005 and December 31, 2004 and for operations and cash flows for the quarter and year periods then ended.  Accordingly, to facilitate the comparability of the quarters ended March 31, 2005 and 2004, the operations and cash flow statements for the March 31, 2004 quarter have been restated to omit the operations of its wholly-owned subsidiary.  Therefore, none of the financial statements presented with this Report are consolidated.

George Brenner, CPA

Los Angeles, California

May 11, 2005

REGAL ONE CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS
Current Assets
Cash	$ 10,277	$ 2,572
Prepaid expense	3,000	3,000
Miscellaneous receivable	5,296	5,296
Advances to wholly owned subsidiary	518,490	518,490
Less: Allowance for collectibility	(518,490)	(518,490)
Total Current Assets	18,573	10,868

Other Assets
Deferred tax asset, net	-	-
Minority equity investment	100,000	-
Investment in subsidiary	649,526	649,526
Less: Impairment of value	(649,526)	(649,526)

TOTAL ASSETS	$ 118,573	$ 10,868

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to stockholders and officers	$ 153,858	$ 143,858
Accounts payable and accrued expenses	352,945	316,647

Total Current Liabilities	506,803	460,505

Long term Liabilities
Stockholder Loan	120,000	-

Total Liabilities	626,803	460,505

STOCKHOLDERS' DEFICIT
Preferred stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 100,000
in 2005 and 2004	500	500
Common Stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 3,658,259
in 2005 and 2004	7,649,567	7,649,567
Accumulated deficit	(8,158,297)	(8,099,704)
Net Stockholders' Equity (Deficit)	(508,230)	(449,637)

Total Liabilities and Stockholders' Equity (Deficit)	$ 118,573	$ 10,868

See Accompanying Notes to Financial Statements and Registered Accountants Report

REGAL ONE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004

Revenue	$ -	$ -

Expenses:
Professional services	57,130	177,822
Other selling, general and administrative expenses	663	6,956

Total Expenses	57,793	184,778

Loss from Operations	(57,793)	(184,778)

Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(57,793)	(184,778)

Income Tax Expenses	800	-

Net Loss	$ (58,593)	$ (184,778)

Basic and Diluted Net Loss per Common Share	$ (0.016)	$ (0.082)

Weighted Average Number of Shares used in Computing Basic and Diluted per share data:	3,658,259	2,248,923

See Accompanying Notes to Financial Statements and Registered Accountants Report.

REGAL ONE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows operating activities:
Net income (loss)	$ (58,593)	$ (184,778)

Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	-	-
Stock for services	-	46,535
Changes in operating assets and liabilities:
Increase in Due from Affiliates	-	(300,000)
Increase in Prepaid Expenses	-	(4,000)
Increase in Due to Stockholders and Officers	10,000	10,000
Increase (Decrease) in Accounts Payable and Accrued Expenses	36,298	56,346

Total adjustments	46,298	(191,119)

Net cash provided by (used by) operating activities	(12,296)	(375,897)

Cash Flows from Investing Activities:
Minority Equity Investment	(100,000)	-

Net cash used in investing activities	(100,000)	-

Cash Flows from Financing Activities:
Stockholder Loan	120,000	-
Equity Funding - Stock Option Exercises	-	608,125

Net cash provided by financing activities	120,000	608,125

Net Increase (Decrease) in cash	7,705	232,228

Cash at beginning of period	2,572	14,003
Cash at end of period	$ 10,277	$ 246,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the quarter for interest	$ --	$ --
Cash paid during the quarter for income taxes	$ --	$ --

Non-Monetary Transactions:
Issuance of 1,000,000 shares to acquire a wholly-owned subsidiary	$ --	$ 649,526
Issuance of 100,000 shares for a debt conversion	$ --	83,838
	$ --	$ 733,364

See Accompanying Notes to Financial Statements and Registered Accountants Report.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

See Registered Accountant's Report

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company") located in Los Angeles, California is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc., in 1959 in Florida. The Company has been involved in a variety of industries including automobile mufflers, real estate, and the pharmaceutical and health fields. The Company acquired a development stage air remediation company in the first quarter of 2004. On March 7, 2005, the Company announced that the Board of Directors is taking steps to convert the Company to a Business Development Corporation under the 1940 Securities Act.  The Company's main area of interest is investing into new medical technologies.

Basis of Presentation

On February 9, 2004, the Company acquired 100% of the stock of 02 Technology by issuing 1,000,000 shares valued at $0.6495 per share for a $649,526 investment.  During the course of 2004 the Company loaned O2 Technology $518,490 for an aggregate investment of $1,168,016.  Consolidated financial statements were included in the 10Q filings with the SEC for March 31, June 30, and September 30, 2004.

As set forth in the Company's 2004 Annual Report on form 10-KSB, including in the audited financial statements in Note 8 "Contingencies - Litigation" the Company is seeking a rescission of the O2 Technology acquisition. In the third quarter of 2004, the Company's CEO by action of its Board of Directors dismissed O2's CEO and ordered all books and records turned back to the Company.  The CEO of O2 Technology refused the order.  As a result of the above circumstances, an annual audit of O2 Technology could not be performed and the Company's management elected to write off the $1,168,016 investment and seek redress through the courts.  Consequently, the accompanying financial statements are not consolidated.  However, pursuant to the pending results of the litigation, a possibility exists that the Company may need to amend these financial statements and file consolidated financial statements.  In such event, the consolidated financial position and results of operation may materially differ from those reflected in these unconsolidated financial statements.

The accompanying unaudited financial statements for the quarters ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 – GOING CONCERN

For the fiscal year ended December 31, 2004, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue.  The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern.  However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time.  In addition, the Company has suffered recurring losses and at March 31, 2005 has an accumulated deficit.  These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.  Management plans to raise additional debt and/or equity capital and to initiate revenues over the balance of this fiscal year.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2005, the Company owed to stockholders and officers a total of $ 15 3,858 as unsecured advances that are payable on demand. These advances were made from time to time to assist the Company to meet expenses.  Through March 31, 2005 there have been no demands made on Regal One to make any related payments.  Included in "Due to Stockholders and Officers" is an amount of $40,000 payable to the spouse of a deceased, former officer. The amount is only payable at the discretion of the Board of Directors after all other payables have been covered. As of March 31, 2005, the Company owed to stockholders a total of $120,000 as an unsecured long-term loan, made to assist the Company to meet expenses and make an investment.   As of April 12, 2005, the $1 20 ,000 loan had been converted into common stock of the Company at the price of $0.8125 per share.

On March 4, 2005, the Company's shareholders approved an extension of time in which to exercise outstanding options to purchase shares of Regal common stock at the $0.8125 exercise price.  The extension runs from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.)

On March 7, 2005, the Company announced that the Board of Directors is taking steps to convert the Company to a Business Development Corporation under the 1940 Securities Act.  The Company's main area of interest is investing into new medical technologies.  As part of this long-range strategy, Regal has signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a development stage company.  Assuming full exercise of all rights by Regal One, it may acquire up to 40% of SuperOxide Health Sciences.  As of March 31, 2005, Regal One delivered its initial investment of $100,000 to SOHS as part of the agreement.  As of May 9, 2005, Regal has invested an additional $35,000 in SOHS.  Principals of SOHS are also principal shareholders of Regal One.

As of March 31, 2005, the Company is in advanced discussions, which may lead to one or more transactions resulting in the Company's involvement with entities that plan to manufacture and / or market medical or health related products, with various parties that may include parties that are principal shareholders of Regal One.  The Company will only enter into any such transaction on terms that it believes to be market competitive.

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

Acquisition

On February 9, 2004 the Company acquired 100% ownership of O2 Technology, Inc. in exchange for 1,000,000 shares of the Company's common stock.  On August 9, 2004, the president and a director of the Company's wholly owned subsidiary, O2 Technology, Inc. (O2), were dismissed.  Additionally, the Company was informed by Dr. Douglas Burke of O2 that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology which the Company had been led to believe was the property of O2. The immediate effect of these matters was to impair certain assets acquired in the O2 acquisition. The Company is seeking a rescission of the O2 Technology acquisition.  As a result of the above circumstances, the Company's management elected to write off the $1,168,016 investment and seek redress through the courts.

Results of Operation

The Company reported no revenues for the three-month periods ending March 31, 2005 and 2004.

Operating expenses decreased from $184,778 in the three months ended March 31, 2004, to $57,793 in the three months ended March 31, 2005.  The decrease of $126,985 in the first quarter of 2005 is primarily attributable to the decrease in professional fees incurred and lower selling, general and administrative expenses.

Liquidity and Capital Resources

During the prior year the Company had continuing losses from operations. During this quarter operating losses continued but the Company was able to secure enough debt funding to fund the quarterly loss and to realize an increase in assets.  However, current liabilities increased more than the assets, thereby increasing the working capital deficit.  There can be no assurances that the Company will be able to secure additional equity funding and / or short-term or long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company's lack of liquidity is reflected in the table below, which shows comparative working capital (current assets less current liabilities) which is an important measure of the Company's ability to meet its short-term obligations.

March 31, 2005             December 31, 2004

Working Capital Surplus (Deficit)                     $( 48 8,230)                    $(449,637)

The Company's financial condition at March 31, 2005 reflects an inability to meet its short-term obligations.  At March 31, 2005, the Company had $10,277 in cash and $8,296 in other current assets including prepaid expenses that are generally offset against future expenses.  At December 31, 2004, the current assets totaled $10,868 and the liabilities of the Company aggregated $626,803. Certain accounts payable are past due and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them at any time.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. In May 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. During the quarter ended March 31, 2005 no options were exercised. On March 4, 2005 the Company's shareholders approved an extension of time in which to exercise outstanding options to purchase shares of Regal common stock at the $0.8125 exercise price.  The extension runs from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.)

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

The Company and certain of its officers and consultants were named as defendants in a case filed on November 4, 2003, under the name "Eco Air Technologies vs. Regal One Corporation, et. al" (California Superior Court, County of Orange, Case No. 03CC13317).  Subsequently, the case against the officers and directors was dismissed leaving the Company as the only remaining defendant.

During the 3rd Quarter of 2004, Regal One Corporation (the Company) was informed by Dr. Douglas Burke of O2 Technology, Inc. (O2), a wholly-owned subsidiary of the Company, that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology (Ion Technology) which the Company had been led to believe was the property of O2. As indicated above, the Company has been named in a lawsuit in which Eco Air Technologies, LLC and Svenska Gyllenvent AB claim that they are the true owners of the Ion Technology.  In response to that claim and the Burke notification, the Company on August 20, 2004 filed a cross-complaint in that case against various O2 shareholders and their attorney seeking a rescission of the O2 acquisition agreement and a return of the Company's shares of common stock issued for that acquisition, as well as compensatory and punitive/treble damages for the actions of the named cross-defendants.

Due to this cross-complaint, the previous agreement of parties to submit the case to mediation and the court ordered date for completion of the mediation have been delayed.  It is anticipated that a new mediation date, to involve all now appropriate parties, will be set in the third quarter of 2005.

On April 7, 2005, the Company and certain of its officers, stockholders and consultants were named as cross-defendants in a cross complaint filed by two of the former directors of O2.  The Company has been advised that such a filing adds significantly to the fee exposure of the Company.  While management believes that the outcome of these cases will not have a material adverse effect on its financial position or results of operations, no assurance can be given that management's assessments will prove to be correct.

     Item 2. Changes in Securities

On March 4, 2005 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from March 31, 2005 to September 30, 2005.

     Item 3. Default Upon Senior Securities

               None

     Item 4. Submission of Matters to a Vote of Security Holders

On March 4, 2005 the Company's shareholders approved an extension of time in which to exercise its stock options. The extension runs from March 31, 2005 to September 30, 2005.  (See the Company's 14C filing, dated March 23, 2005.)

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

REGAL ONE CORPORATION

(Registrant)

Date: May 13, 2005                                          /s/ Malcolm Currie

                                                                            Malcolm Currie, Chairman

                                                                         /s/ Richard Babbitt

                                                                         Richard Babbitt, President, Secretary, Treasurer & Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Malcolm Currie, Chairman of the Board of Directors of Regal One Corporation. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Regal One Corporation
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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in Regal One Corporation's internal control over financial reporting that occurred during Regal One's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Regal One's internal control over financial reporting; and

5.

The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions)

a.

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

Date: May 13, 2005	/s/ Malcolm Currie
Malcolm Currie, Chairman

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Richard Babbitt,  President, Secretary, Treasurer & Director of Regal One Corporation. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Regal One Corporation
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

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in Regal One Corporation's internal control over financial reporting that occurred during Regal One's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Regal One's internal control over financial reporting; and

5.

The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions)

a.

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

Date: May 13, 2005	/s/ Richard Babbitt
Richard Babbitt, President, Secretary, Treasurer & Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Currie, Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm Currie

Malcolm Currie

Chairman

May 13, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Babbitt, President, Secretary, Treasurer & Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Babbitt

Richard Babbitt

President, Secretary, Treasurer & Director

May 13, 2005