Form 10QSB
period 2005-06-30
REGAL ONE CORP
filed 2005-08-17
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended June 30, 2005

or

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

(310) 312-6888

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of June 30, 2005, the Company had 3,884,413 shares of common stock issued and outstanding and 100,000shares of convertible preferred stock issued and outstanding, with that total number of preferred shares convertible into 10,000,000 shares of the Company's common stock.

Part 1

ITEM 1:   Financial Statements

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors

 Regal One Corporation

I have reviewed the accompanying balance sheet of Regal One Corporation as of June 30, 2005 and the related statements of operations and cash flows for the three month and six month periods ended June 30, 2005 and 2004.

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

As discussed in Note 1 "Basis of Presentation", consolidated financial statements were included in the 2004 quarterly 10-QSB filings with the SEC.  However, because of pending litigation between the Company and its wholly owned subsidiary it was not possible to consolidate the parent company with its subsidiary as of June 30, 2005 and December 31, 2004 and for operations and cash flows for the quarter , six month and year periods then ended.  Accordingly, to facilitate the comparability of the quarters and six months ended June 30, 2005 and 2004, the operations and cash flow statements for the June 30, 2004 quarter and six months have been restated to omit the operations of its wholly-owned subsidiary.  Therefore, none of the financial statements presented with this Report are consolidated.

George Brenner, CPA

Los Angeles, California

August 12, 2005

REGAL ONE CORPORATION

BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS
Current Assets
Cash	$ -	$ 2,572
Prepaid expense	13,000	3,000
Miscellaneous receivable	5,296	5,296
Advances to wholly owned subsidiary	518,490	518,490
Less: Allowance for collectibility	(518,490)	(518,490)
Total Current Assets	18,296	10,868

Other Assets
Deferred tax asset, net	-	-
Minority equity investment	135,000	-
Investment in subsidiary	649,526	649,526
Less: Impairment of value	(649,526)	(649,526)

TOTAL ASSETS	$ 153,296	$ 10,868

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Cash overdraft	$ 181	$ -
Due to stockholders and officers	201,858	143,858
Accounts payable and accrued expenses	350,981	316,647

Total Current Liabilities	553,020	460,505

STOCKHOLDERS' DEFICIT
Preferred stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 100,000
in 2005 and 2004	500	500
Common Stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 3,884,413
in 2005 and 3,658,259 in 2004	7,844,567	7,649,567
Accumulated deficit	(8,244,791)	(8,099,704)
Net Stockholders' Equity (Deficit)	(399,724)	(449,637)

Total Liabilities and Stockholders' Equity (Deficit)	$ 153,296	$ 10,868

See Accompanying Notes to Financial Statements and Registered Accountants Report

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$ -	$ -	$ -	$ -

Expenses:
Professional services	83,388	116,225	140,518	294,047
Other selling, general and administrative expenses	3,106	3,349	3,769	10,305

Total Expenses	86,494	119,574	144,287	304,352

Loss from Operations	(86,494)	(119,574)	(144,287)	(304,352)

Other Income (Expense)	-	-	-	-

Loss Before Provision for Income Taxes	(86,494)	(119,574)	(144,287)	(304,352)

Income Tax Expenses	-	-	800	-

Net Loss	$ (86,494)	$(119,574)	$ (145,087)	$(304,352)

Basic and Diluted Net Loss per Common Share	$ (0.023)	$ (0.037)	$ (0.039)	$ (0.111)

Weighted Average Number of Shares used in Computing Basic and Diluted per share data:	3,800,930	3,211,720	3,729,989	2,730,321

See Accompanying Notes to Financial Statements and Registered Accountants Report.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income (loss)	$ (145,087)	$ (304,352)

Adjustments to reconcile net loss to net cash used
by operating activities:
Stock for services	40,000	-
Changes in operating assets and liabilities:
Increase in Temporary Overdraft	181	-
Increase in Due from Affiliates	-	(441,000)
Increase in Prepaid Expenses	-	(4,000)
Increase in Due to Stockholders and Officers	58,000	15,000
Increase (Decrease) in Accounts Payable and Accrued Expenses	44,334	127,713

Total adjustments	142,515	(302,287)

Net cash provided by (used by) operating activities	(2,572)	(606,639)

Cash Flows used in Investing Activities:
Minority Equity Investment	(135,000)	-

Net cash used in investing activities	(135,000)	-

Cash Flows from Financing Activities:
Equity Funding - Stock Option Exercises	135,000	608,125

Net cash provided by financing activities	135,000	608,125

Net Increase (Decrease) in cash	(2,572)	1,486

Cash at beginning of period	2,572	14,003
Cash at end of period	$ -	$ 15,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the six months for interest	$ --	$ --
Cash paid during the six months for income taxes	$ 800	$ --

Non-Monetary Transactions:
Issuance of 10,000 shares for Prepaid Services	$ 10,000	$ --
Issuance of 40,000 shares for Professional Services	$ 40,000	$ --
Issuance of 1,000,000 shares to acquire a wholly-owned subsidiary	$ --	$ 649,526
Issuance of 10,000 and 100,000 shares for debt conversions	$ 10,000	$ 83,838
	$ 60,000	$ 733,364

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

The accompanying unaudited financial statements for the three months and six months ended June 3 0 , 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months and six months ended June 3 0 , 2005 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 2004, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue.  The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern.  However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time.  In addition, the Company has suffered recurring losses and at June 3 0 , 2005 has an accumulated deficit.  These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional debt and/or equity capital and to initiate revenues over the balance of this fiscal year.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 3 0 , 2005, the Company owed to stockholders and officers a total of $ 201 ,858 as unsecured advances that are payable on demand. These advances were made from time to time to assist the Company to meet expenses and to make an investment ..  Through June 3 0 , 2005 there have been no demands made on Regal One to make any related payments.  Included in "Due to Stockholders and Officers" is an amount of $40,000 payable to the spouse of a deceased, former officer. The amount is only payable at the discretion of the Board of Directors after all other payables have been covered. As of March 31, 2005, the Company owed a stockholder a total of $120,000 as an unsecured long-term loan, made to assist the Company to meet expenses and make investments.    On April 12, 2005, the $120,000 loan along with an additional $15,000 advance in April were converted into 166,154 common s hares of the Company via an option exercise at the price of $0.8125 per share.  In July 2005, an additional $43,000 of indebtedness was incurred to this stockholder and was also converted into an option exercise of 52,923 shares at the price of $0.8125 per share. 33,231 additional options were also exercised in July 2005 at that same price providing the Company with $27,000 in cash.

On March 4, 2005, the Company's shareholders approved an extension of time in which to exercise outstanding options to purchase shares of Regal common stock at the $0.8125 exercise price.  The extension runs from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.)

On March 7, 2005, the Company announced that the Board of Directors is taking steps to convert the Company to a Business Development Corporation under the 1940 Securities Act.   On June 16, 2005, the Company filed a Form N-54A, Notification of Election by Business Development Companies, with the Securities and Exchange Commission.  This filing will transform the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940.   The Company's main area of interest is investing into new medical technologies.  As part of this long-range strategy, Regal has signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  Assuming full exercise of all rights by Regal One, it may acquire up to 40% of SuperOxide Health Sciences.  As of June 3 0 , 2005, Regal One had made a total investment of $1 35 ,000 in SOHS as part of the agreement.   In July 2005 ,  Regal invested an additional $ 10 ,000 in SOHS.  Principals of SOHS are also principal shareholders of Regal One.

As of June 3 0 , 2005, the Company was in advanced discussions, which may lead to one or more transactions resulting in the Company's involvement with entities that plan to manufacture and/or market medical or health related products, with various parties that may include parties that are principal shareholders of Regal One.  The Company will only enter into any such transaction on terms that it believes to be market competitive.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company did not generate any revenues during this quarter and has not generated any revenue during the last several years.  The Company has funded its operation primarily through the issuance of additional debt and equity financing. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company.

Acquisition

On February 9, 2004 the Company acquired 100% ownership of O2 Technology, Inc. in exchange for 1,000,000 shares of the Company's common stock.  On August 9, 2004, the president and a director of the Company's wholly owned subsidiary, O2 Technology, Inc. (O2), were dismissed.  Additionally, the Company was informed by Dr. Douglas Burke of O2 that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology which the Company had been led to believe was the property of O2. The immediate effect of these matters was to impair certain assets acquired in the O2 acquisition. The Company is seeking a rescission of the O2 Technology acquisition.  As a result of the above circumstances, the Company's management in 2004 elected to write off the $1,168,016 investment and seek redress through the courts.

Results of Operation

The Company reported no revenues for the three month and six month periods ending June 3 0 , 2005 and 2004.

Operating expenses decreased from $ 119,574 in the three months ended June 3 0 , 2004, to $ 86,494 in the three months ended June 3 0 , 2005.  The decrease of $ 33,080 in the second quarter of 2005 is primarily attributable to the decrease in professional fees incurred and lower selling, general and administrative expenses.

Liquidity and Capital Resources

During the prior year and previous quarter the Company had continuing losses from operations. During this quarter operating losses continued but the Company was able to secure enough equity funding to fund the quarterly loss and to realize an increase in assets.   However , current liabilities also increased , thereby in creasing the working capital deficit in the second quarter ..  There can be no assurances that the Company will be able to secure additional equity funding and / or short-term or long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company's lack of liquidity is reflected in the table below, which shows comparative working capital (current assets less current liabilities) which is an important measure of the Company's ability to meet its short-term obligations.

June 30, 2005                        December 31, 2004

Working Capital Surplus (Deficit)

                   $(534,724)                                  $(449,637)

The Company's financial condition at June 3 0 , 2005 reflects an inability to meet its short-term obligations.  At June 3 0 , 2005, the Company had a temporary $ 181 deficit in cash and $ 18,296 in other current assets, primarily prepaid expenses that are generally offset against future expenses.  At December 31, 2004, the current assets totaled $10,868 and the liabilities of the Company aggregated $ 460,505 . Certain accounts payable are past due and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them at any time.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. O n May 3, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. During the quarter ended June 3 0 , 2005 166,154 options were exercised and the Company realized $135,000 in working capital .. On March 4, 2005 the Company's shareholders approved an extension of time in which to exercise outstanding options to purchase shares of Regal common stock at the $0.8125 exercise price.  The extension runs from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.)

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

Item 3.    Controls and Procedures

Prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Acting President and Treasurer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Due to this cross-complaint, the previous agreement of parties to submit the case to mediation and the court ordered date for completion of the mediation have been delayed.  It is anticipated that a new mediation date, to involve all now appropriate parties, will be set in the fourth quarter of 2005.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                None.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On June 16, 2005, the Company filed a Form N-54A, Notification of Election by Business Development Companies, with the Securities and Exchange Commission.  This filing will transform the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940 .  On June 20, 2005, the Company reported the Form N-54A filing in a Form 8-K filing.

Additional, on August 11, 2005, the Company entered into a Letter of Intent with Neuralstem, a development stage company, to assist it in filing an SB-2 registration statement.

Richard G. Babbitt, a long time member of the Board of Directors, died unexpectedly on August 6, 2005.  Malcolm Currie, Chairman of the Company, has temporarily assumed the officer positions held by Mr. Babbitt and has executed the required Certifications below in those capacities.

     Item 6. Exhibits and Reports on Form 8-K

(a)

31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive /Financial Officer
32.1	Section 1350 Certification of Chief Executive /Financial Officer

(b)

        On June 20, 2005, the Company filed a Current Report on Form 8-K announcing the Company's filing of an N-54A election to become a Business Development Company with the United States Securities and Exchange Commission.  This filing will transform the Company into a Business Development Company ("BDC") in accordance with sections 55 thought 65 of the Investment Company Act of 1940.

        As a BDC, the Company has initiated equity investments or agreements for investments with three biomedical companies having development and proprietary property involving stem cell research and potential therapies for respiratory and Parkinson's disease issues.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGAL ONE CORPORATION

(Registrant)

Date: August 1 5 , 2005                                          /s/ Malcolm Currie

                                                                                   Malcolm Currie, Chairman , Acting President, Secretary, & Treasurer

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Malcolm Currie, Chairman of the Board of Directors , Acting President, Secretary & Treasurer of Regal One Corporation ("Company"), certify that:

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

Date: August 1 5 , 2005	/s/ Malcolm Currie
Malcolm Currie, Chairman, Acting President, Secretary, & Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the quarter ending June 30 , 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Currie, Chairman, Acting President, Secretary, & Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm Currie

Malcolm Currie

Chairman, Acting President, Secretary, & Treasurer

August 1 5 , 2005