Form 10QSB
period 2005-09-30
REGAL ONE CORP
filed 2005-11-15
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended September 30, 2005

or

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

(310) 312-6888

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 30, 2005, the Company had 4,270,567 shares of common stock issued and outstanding and 208,965 shares of convertible preferred stock issued and outstanding, with that total number of preferred shares convertible into 10,000,000 shares of the Company's common stock.

Part 1

Item 1.    Financial Statements

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES,  CALIFORNIA 90064

310/202-6445 - Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors

 Regal One Corporation

I have reviewed the accompanying balance sheet of Regal One Corporation as of September 30, 2005 and the related statements of operations for the three month and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004.

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

As discussed in Note 1 "Basis of Presentation", consolidated financial statements were included in the 2004 quarterly 10-QSB filings with the SEC.  However, because of pending litigation between the Company and its wholly owned subsidiary it was not possible to consolidate the parent company with its subsidiary as of September 30, 2005and December 31, 2004 and for operations and cash flows for the quarter, nine month and year periods then ended.  Accordingly, to facilitate the comparability of the quarters and nine months ended September 30, 2005 and 2004, the operations and cash flow statements for the September 30, 2004 quarter and nine months have been restated to omit the operations of the Company's wholly-owned subsidiary.  Therefore, none of the financial statements presented with this Report are consolidated.

George Brenner, CPA

Los Angeles, California

November 11, 2005

REGAL ONE CORPORATION

BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS
Current Assets
Cash	$ 695	$ 2,572
Prepaid expenses	19,515	3,000
Miscellaneous receivables	6,127	5,296
Advances to wholly owned subsidiary	518,490	518,490
Less: Allowance for collectibility	(518,490)	(518,490)
Total Current Assets	26,337	10,868

Other Assets
Deferred tax asset, net	-	-
Minority equity investments (at cost)	172,502	-
Investment in subsidiary	649,526	649,526
Less: Impairment of value	(649,526)	(649,526)

TOTAL ASSETS	$ 198,839	$ 10,868

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Due to stockholders and officers	$ 158,858	$ 143,858
Accounts payable and accrued expenses	261,102	316,647

Total Current Liabilities	419,960	460,505

STOCKHOLDERS' DEFICIT
Preferred stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 100,000
in 2005 and 2004	500	500
Common stock, no par value.
Authorized 50,000,000 shares;
issued and outstanding 4,270,567
in 2005 and 3,658,259 in 2004	8,039,567	7,649,567
Accumulated deficit	(8,261,188)	(8,099,704)
Net Stockholders' Equity (Deficit)	(221,121)	(449,637)

Total Liabilities and Stockholders' Equity (Deficit)	$ 198,839	$ 10,868

See Accompanying Notes to Financial Statements and Registered Accountant's Report

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004

Revenue	$ -	$ -	$ -	$ -

Expenses:
Impairment of Assets	-	375,000	-	375,000
Professional services	13,833	54,379	154,351	348,426
Other selling, general and administrative expenses	1,733	4,049	5,502	14,354

Total Expenses	15,566	433,428	159,853	737,780

Loss from Operations	(15,566)	(433,428)	(159,853)	(737,780)

Other Income (Expense)	-	-	-	-

Loss Before Provision for Income Taxes	(15,566)	(433,428)	(159,853)	(737,780)

Income Tax Expenses	831	800	1,631	800

Net Loss	$(16,397)	$(434,228)	$ (161,484)	$(738,580)

Basic and Diluted Net Loss per Common Share	$ (0.004)	$ (0.133)	$ (0.041)	$ (0.254)

Weighted Average Number of Common Shares used in Computing Basic and Diluted per share data:	4,215,299	3,273,259	3,893,537	2,911,300

See Accompanying Notes to Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income (loss)	$ (161,484)	$ (738,580)

Adjustments to reconcile net loss to net cash used
by operating activities:
Write-down of O2 impaired assets	-	375,000
Stock for services	103,373	46,336
Changes in operating assets and liabilities:
Increase in Miscellaneous Receivables	(831)	-
Increase in Due from Affiliates	-	(468,490)
Increase in Prepaid Expenses	-	(4,000)
Increase in Due to Stockholders and Officers	15,000	24,000
Increase (Decrease) in Accounts Payable and Accrued Expenses	(17,935)	104,093

Total adjustments	99,607	76,939

Net cash provided by (used in) operating activities	(61,877)	(661,641)

Cash Flows used in Investing Activities:
Minority Equity Investment	(145,000)	-

Net cash used in investing activities	(145,000)	-

Cash Flows from Financing Activities:
Equity Funding - Stock Option Exercises	205,000	656,125

Net cash provided by financing activities	205,000	656,125

Net Increase (Decrease) in Cash	(1,877)	(5,516)

Cash at beginning of period	2,572	14,003
Cash at end of period	$ 695	$ 8,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the nine months for interest	$ --	$ --
Cash paid during the nine months for income taxes	$ 1,631	$ --

Non-Monetary Transactions:
Issuance of 1,000,000 shares to acquire a wholly-owned subsidiary	$ -	$ 649,526
Issuance of 132,268 and 100,000 shares for debt conversions	65,112	83,838
Issuance of 39,635 shares for Prepaid services	16,515	-
Issuance of 178,095 shares for Professional Services	103,373	-
Investment for assumption of Accounts Payable	27,502	-
	$ 212,502	$ 733,364

See Accompanying Notes to Financial Statements and Registered Accountant's Report.

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

Basis of Presentation

On February 9, 2004, the Company acquired 100% of the stock of O2 Technology by issuing 1,000,000 shares valued at $0.6495 per share for a $649,526 investment. During the course of 2004 the Company loaned O2 Technology $518,490 for an aggregate investment of $1,168,016. Consolidated financial statements were included in the 10Q filings with the SEC for March 31, June 30, and September 30, 2004.

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

The accompanying unaudited financial statements for the three months and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 2004, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at September 30, 2005 has an accumulated deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional debt and/or equity capital and to initiate revenues in the next fiscal year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

See Registered Accountant's Report

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2005, the Company owed to stockholders and officers a total of $158,858 as unsecured advances that are payable on demand. These advances were made from time to time to assist the Company to meet expenses. Through September 30, 2005 there have been no demands made on Regal One to make any related payments. Included in "Due to Stockholders and Officers" is an amount of $40,000 payable to the spouse of a deceased, former officer. The amount is only payable at the discretion of the Board of Directors after all other payables have been adequately provided for. As of March 31, 2005, the Company owed a stockholder a total of $120,000 as an unsecured long-term loan, made to assist the Company to meet expenses and make investments. On April 12, 2005, the $120,000 loan and an additional $15,000 advance in April were converted into 166,154 common shares of the Company via an option exercise at the price of $0.8125 per share. In July 2005, an additional $43,000 of indebtedness was incurred to this stockholder and was also converted into an option exercise of 52,923 shares at the price of $0.8125 per share. 33,231 additional options were also exercised by this stockholder in July 2005 at that same price per share, providing the Company with $27,000 in cash.

On March 4, 2005, the Company's shareholders approved an extension of time in which to exercise outstanding options to purchase shares of Regal common stock at the $0.8125 exercise price. The extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 expiration date, the then remaining outstanding options were not further extended and as a result they became null and void.

On March 7, 2005, the Company announced that the Board of Directors is taking steps to convert the Company to a Business Development Corporation under the 1940 Securities Act. On June 16, 2005, the Company filed a Form N-54A, Notification of Election by Business Development Companies, with the Securities and Exchange Commission. This filing will transform the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company's main area of interest is investing into new medical technologies. As part of this long-range strategy, Regal has signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company. Assuming full exercise of all rights by Regal One, it may acquire up to 40% of SuperOxide Health Sciences. As of September 30, 2005, Regal One had made a total investment of $145,000 in SOHS as part of the agreement. Principals of SOHS are also principal shareholders of Regal One.

As of September 30, 2005, the Company had also entered into an agreement with American Stem Cell (ASC), a private development stage company, to assist ASC in the preparation and filing of an SB 2 registration statement. In exchange for these services, to include the assumption of ASC's liability to a law firm for SB 2 related legal services, ASC has issued 3,000,000 shares of its common stock to Regal. Regal has reflected these shares in its balance sheet this quarter, valuing them at the $27,502 of accrued legal fees that it has assumed to date. However, the SB 2 registration process is continuing and Regal will need to assume additional liability in this matter, not expected at this time to exceed $25,000, which will result in an increase to the carrying cost of this investment in the Company's balance sheet. The Company has also agreed to distribute to its shareholders as a dividend 1,000,000 of the shares received from ASC.

On August 11, 2005, the Company entered into a Letter of Intent with Neuralstem, a private development stage company, to assist it in filing an SB-2 registration statement. In exchange for these services, to include the assumption of Neuralstem's liability to a law firm for SB 2 related legal services, Neuralstem will issue 1,800,000 shares of its common stock to Regal. Regal will reflect these shares in its balance sheet when received using as its cost the accrued legal fees that it has to assume when they are billed to the Company.

As of September 30, 2005, the Company continues to pursue discussions which may lead to one or more transactions resulting in the Company's involvement with entities that plan to manufacture and/or market medical or health related products, with various parties that may include parties that are principal shareholders of Regal One. The Company will only enter into any such transaction on terms that it believes to be market competitive.

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

Results of Operation

The Company reported no revenues for the three month and nine month periods ending September 30, 2005 and 2004.

Operating expenses decreased from $433,428 in the three months ended September 30, 2004 to $15,566 in the three months ended September 30, 2005. The decrease of $417,862 in the third quarter of 2005 versus the third quarter last year is primarily attributable to the $375,000 write down of assets last year and decreases this quarter in professional fees and selling, general and administrative expenses.

Liquidity and Capital Resources

During the prior year and previous quarters this year the Company had continuing losses from operations. During this quarter operating losses continued but did decline and the Company was able to secure enough equity funding to fund the quarterly loss and to realize an increase in assets. Due primarily to conversions of debt to equity, current liabilities also declined. These changes combined to produce a sizeable improvement in working capital with the working capital deficit declining by $141,101 in the third quarter. There can be no assurances that the Company will be able to secure additional equity funding and / or short-term or long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company's lack of liquidity is reflected in the table below, which shows comparative working capital (current assets less current liabilities) which is an important measure of the Company's ability to meet its short-term obligations.

                                                                                         September 30, 2005                        December 31, 2004

Working Capital Surplus (Deficit)

                   $(393,623)                                  $(449,637)

The Company's financial condition at September 30, 2005 still reflects an inability to meet its short-term obligations. At September 30, 2005, the Company had $695 in cash and $25,642 in other current assets, primarily prepaid expenses that are generally offset against future expenses. Current Liabilities at September 30, 2005 were $419,960. At December 31, 2004, the current assets totaled $10,868 and the liabilities of the Company aggregated $460,505. Certain accounts payable are past due and it is possible that the persons to whom these obligations are due may seek to collect the amounts due them at any time.

Stock Option Plan

The Company's Stock Option Plan (Plan) is for its employees, directors, officers and consultants or advisors of the Company. On May 3, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. During the quarter ended September 30, 2005, 252,308 options were exercised and the Company realized $205,000 in working capital. For the nine months ended September 30, 2005, 418,462 options were exercised and the Company realized $340,000 in working capital. On March 4, 2005 the Company's shareholders approved an extension of time in which to exercise outstanding options to purchase shares of Regal common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result they became null and void.

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

During October 2005, the Company negotiated and executed a settlement agreement with Eco Air Technologies and Alf Mauriston whereby the Company relinquished any claims it may have to the technology in question, and obtained certain marketing rights to the technology in several foreign countries and in certain domestic market niches. The cross complaint filed by the Company against various O2 shareholders and their attorney seeking a rescission of the O2 acquisition agreement and their subsequent cross complaint filed against the Company and certain of its officers, stockholders and consultants are not affected by this settlement and those actions are still being pursued by the Company and those parties.

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

Date: November 15, 2005

/s/ Malcolm Currie

Malcolm Currie, Chairman, Acting President, Secretary, & Treasurer

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,provides the following certification.

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

        c.    Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

        d.    Disclosed in this report any change in Regal One Corporation's internal control over financial reporting that occurred during Regal One's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Regal One's internal control over financial reporting; and

5.     The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions)

        a.    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

         b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: November 15, 2005

/s/ Malcolm Currie

Malcolm Currie, Chairman, Acting President, Secretary, & Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Regal One Corporation on Form 10-QSB for the quarter ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Currie, Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm Currie

Malcolm Currie

Chairman, Acting President, Secretary, & Treasurer

November 15, 2005