Form 10KSB
period 2005-12-31
REGAL ONE CORP
filed 2006-03-30
CIK 845385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number: 0-17843

REGAL ONE CORPORATION

(name of small business issuer as specified in its charter)

Florida

95-4158065

(State or other jurisdiction of

(I.R.S. Employer

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

YES [X] NO [ ]

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2005 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the average closing price of the common stock on December 31, 2005 was approximately $1,210,000.

As of December 31, 2005, the Company had 4,270,567 shares of common stock issued and outstanding and 100,000 shares of convertible preferred stock issued and outstanding, with that total number of preferred shares convertible into 10,000,000 shares of the Company's common stock.

REGAL ONE CORPORATION

FORM 10-KSB

for the fiscal year ended December 31, 2005

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

3

ITEM 2. DESCRIPTION OF PROPERTY

6

ITEM 3. LEGAL PROCEEDINGS

6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

7

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS & PLAN OF OPERATION

7

ITEM 7. FINANCIAL STATEMENTS

10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

10

ITEM 8A. CONTROLS AND PROCEDURES

10

ITEM 8B. OTHER INFORMATION

11

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

11

ITEM 10. EXECUTIVE COMPENSATION

12

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                 RELATED STOCKHOLDERS

12

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

13

ITEM 13. EXHIBITS

14

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

14

FINANCIAL STATEMENTS                                                                                                                                                        15

SIGNATURES                                                                                                                                                                                 29

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, on management’s projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect expected events and the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 1. DESCRIPTION OF BUSINESS

Regal One Corporation (the "Company") is a Florida corporation matriculating as a Business Development Company (“BDC”) under the Investment Act of 1940. The Company has chosen to focus on investing in, coaching and bringing public biomedical companies that meet the investment criteria of the Company.  The Company believes that it reached compliance with BDC operating requirements as of March 2006, and will first report as a BDC in its March 2006 10Q.

Background and Past History

The Company was originally incorporated as Electro-Mechanical Services, Inc. ("EMS") in 1959. In March of 1975, EMS amended its certificate of incorporation and changed its name to Regal International Holding Co., Inc. In June 1988, after merging with its wholly owned Nevada Subsidiary, Regal One Corporation, the Company changed its name to Regal One Corporation, but remained a Florida entity.  From 1987 to 1992, the Company was engaged in the acquisition and holding of real estate.  From 1992 to 2003, the Company analyzed various merger and acquisition opportunities in the pursuit of becoming an active, revenue generating company.

During 2003, the Company had no business activity, but continued to pursue acquisition candidates. In the later part of 2003, the Company's Officers began investigating air and water purification using ionization. Several companies were reviewed and on October 20, 2003 the Company signed a letter of intent to acquire O2 Technology, Inc. This acquisition was ultimately concluded on February 9, 2004 and the relevant agreement was filed as Exhibit 10.1 to an 8-K filed with the United States Securities and Exchange Commission on February 17, 2004.  As set forth in Item 3, the Company is seeking a rescission of the O2 Technology acquisition. The Company’s CEO, by action of its Board of Directors, dismissed O2’s CEO.  As a result of the above circumstances, the Company’s management elected to write off the $1,168,016 investment in and advances to O2 and to seek redress through the courts.  On October 13, 2003, the Company entered into a Letter of Intent to acquire Bentax of North America, in exchange for 1,000,000 shares of the Company's common stock, upon satisfaction of certain financial and property rights conditions. However, a final agreement was never completed and the Company is no longer pursing this acquisition.  On November 14, 2003, the Company signed an additional Letter of Intent to acquire a 49% interest in Bentax GMBH of Switzerland for cash and stock. Disputes arose as to ownership of certain ionization intellectual property rights and the acquisition was deferred. A final agreement was never completed and the Company is no longer pursing this acquisition.

Current Operations

On March 7, 2005, the Company announced that the Board of Directors was taking steps to convert the Company to a Business Development Corporation under the 1940 Securities Act.  On June 16, 2005, the Company filed a Form N-54A, Notification of Election by Business Development Companies, with the Securities and Exchange Commission.  This filing initiated the transformation of the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940.   In March of 2006, the

Company believes that it completed its fulfillment of its requirements to operate as a BDC, and plans to report as a BDC in its March 2006 10QSB.

Investment Strategy

The Company intends to make strategic investments in private biomedical companies with world class, distinctive IP and well-defined, near-term applications that address significant and quantifiable markets. The Investment Committee has adopted a charter wherein these criteria will be weighed against other criteria including strategic fit, management ability, and the incremental value that the Company can bring to the potential client.  The assessment of incremental value includes a potential client’s readiness and ability to utilize the Company’s BDC status to aid it in going public via an SB-2 registration, and the value of access to the Company’s network of resources.  The potential client must also be willing to comply with the Company’s requirement as a BDC to offer significant managerial oversight and guidance, including the right of the Company to a seat on the then client’s board of directors.

As a BDC, the Company is required to have at least 70% of its assets in “eligible portfolio companies.”  The Company has stated in its Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

Portfolio Investments

As of December 31, 2005, the Company had three portfolio investments;

Superoxide Health Sciences

SuperOxide Health Sciences, Inc. (“SOHS”) is a privately owned development stage company looking to commercialize medical applications of airborne superoxide ions. As of March 2005, Regal signed an option agreement to acquire a significant equity stake in SOHS.  Assuming full exercise of all rights by Regal One, it may acquire up to 40% of SOHS.  As of December 31, 2005, Regal One had made a total investment of $145,000 in SOHS as part of the agreement.  Principals of SOHS are also principal shareholders of Regal One.

American Stem Cell

American Stem Cell (“ASC”) is a private development stage company with plans to acquire stem cell companies.  As of June 30, 2005, the Company had entered into an agreement with ASC to assist it in the preparation and filing of an SB-2 registration statement.  Regal acquired 3,000,000 shares of ASC’s common stock in exchange for Regal’s investment via a variety of considerations that support ASC’s transition from a private development stage company to a publicly traded operational entity. These considerations include Regal’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to Regal’s network of advisors and other related resources. Regal has reflected these shares in its balance sheet at the $34,087 of accrued legal fees that it has assumed to date.  However, the SB-2 registration process is continuing and Regal may need to assume additional liability in this matter, not expected at this time to exceed $25,000, which will result in an increase to the carrying cost of this investment in the Company’s balance sheet.  The Company had also agreed to distribute as a dividend to its shareholders 1,000,000 of the shares received from ASC upon acceptance of ASC’s SB-2 registration, but announced on January 19, 2006 that the dividend was delayed while ASC undertook a restructuring of its various securities holders.

Neuralstem, Inc

Neuralstem, Inc. (“Neuralstem”) is a private company with a mission to cure diseases of the central nervous system (such as ischemic spastic paraplegia, traumatic spinal cord injury, ALS, and Parkinson’s disease) utilizing patented human neural stem cell technology. Following a Letter of Intent signed on June 16, 2005, the Company entered into an Equity Investment and Share Purchase Agreement effective July 1 and amended on September 15, 2005 that included assistance to Neuralstem in securing interim funding and filing a registration statement. Regal acquired 1,800,000 shares of Neuralstem’s common stock in exchange for Regal’s investment via a variety of considerations that support Neuralstem’s transition from a private, research and development company to a publicly traded operational entity. These considerations include Regal’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, assistance regarding early-round investors, introduction to mezzanine financing, and access to Regal’s network of advisors and other related resources. Regal has reflected these shares in its balance sheet as of December 31, 2005 based on its estimated $50,000 value of the consideration it has provided and will provide to Neuralstem.  However, the final liability amount may turn out to be more or less than this estimate and Regal will review and adjust it as appropriate on a quarterly basis. On January 20, 2006, Regal announced that its shareholders of record on February 15, 2006 will be eligible to receive a pro rata dividend comprising in total 500,000 shares of Neuralstem common stock on or about the date that the Neuralstem registration statement is declared effective by the SEC. On March 13, 2006, the Company announced that Neuralstem had raised $5 million in a private placement ahead of its planned SB-2 registration.

Compliance with BDC Reporting Requirements

The Board of Directors of the Company, comprising a majority of Independent Directors, adopted in March 2006 a number of resolutions, codes and charters to complete compliance with BDC operating requirements prior to reporting as a BDC.  These include establishing Board committees for Audit, Nominating, Compensation, Investment, and Corporate Governance, and adopting a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. The Company’s Code of Ethics is filed as an exhibit to this Form 10-KSB.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary the replacement of, the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K. The Company’s Audit Committee Charter is filed as an exhibit to this Form 10-KSB.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role, divestiture or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio company positions. The Company’s Investment Committee Charter is filed as an exhibit to this Form 10-KSB.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

-

Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

-

Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

-

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

-

We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Employees

As of December 31, 2005, the Company had one employee, Dr. Malcolm R. Currie, serving as Chief Executive Officer and Chairman of the Board.  Dr. Currie has served as a director since 1995, and was appointed to his current position in 2001.  Richard Babbitt, who had been serving as a director since 1995, and President since 2001, died in August 2005.  On February 13, 2006, the Company filed an 8-K announcing that two new, independent directors had joined its Board (See Item 9, Directors). Additionally, on March 13, 2006, the Company filed a form 8-K with the SEC announcing that Richard A. Hull, PhD, has been appointed by the Company’s Board to the positions of President and COO of Regal.  As of December 31, 2005, the Company had no full-time employees and no employee of the Company earned in 2005, or was currently earning annually, as much as $50,000. (See Item 10, "Executive Compensation").

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2005, the Company did not and currently does not own or lease any real property. The Company's current street and mailing address is:

Regal One Corporation

11300 West Olympic, Suite 800

Los Angeles, California 90064

(310) 312-6888

The Company did not have any tangible fixed assets as of December 31, 2005.

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

On April 7, 2005, the Company and certain of its officers, stockholders and consultants were named as cross-defendants in a cross-complaint filed by two of the former directors of O2.  The Company has been advised that such a filing adds significantly to the fee exposure of the Company.

During October 2005, the Company negotiated and executed a settlement agreement with Eco Air Technologies and Alf Mauriston whereby the Company relinquished any claims it may have to the technology in question, and obtained certain marketing rights to the technology in several foreign countries and in certain domestic market niches.  The cross-complaint filed by the Company against various O2 shareholders and their attorney seeking a rescission of the O2 acquisition agreement and their subsequent cross-complaint filed against the Company and certain of its officers, stockholders and consultants are not affected by this settlement and those actions are still being pursued by the Company and those parties

Due to these cross-complaints, the previous agreement of parties to submit the case to mediation and the court ordered date for completion of the mediation have been delayed.  It is anticipated that a new mediation date, to involve all now appropriate parties, will be set in the summer of 2006.

In addition to suing the O2-related parties, and responding to their cross-complaint, the Company’s counsel has advised the Company that its primary exposure is in the nature of legal fees, but with little practical exposure on liability issues, although no assurance can be given as to the outcome.  While management believes that the outcome of this case will not have a material adverse effect on its financial position or results of operations, no assurance can be given that management's assessments will prove to be correct.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 4, 2005, the Company's shareholders approved an extension of time in which to exercise outstanding options to purchase shares of Regal common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

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

	2005		2004		2003
Common Stock	High	Low	High	Low	High	Low

Quarter Ended:
March 31	$0.95	$0.35	$2.50	$1.45	0.85	0.20
June 30	$1.50	$0.30	$2.00	$1.20	0.95	0.40
September 30	$1.48	$0.36	$1.85	$0.70	1.10	0.51
December 31	$0.60	$0.30	$1.01	$0.51	2.90	1.10

Shareholders

As of December 31, 2005, there were approximately 624 shareholders of record, exclusive of those brokerage firms and/or clearing houses holding the Company's common shares in "street name."

Dividend Matters

The Company has not paid or declared any dividends upon its common stock since its inception, and does not contemplate or anticipate paying any cash dividends in the foreseeable future. Based upon its initial activities as an emerging BDC, the Company has announced two potential dividend distributions, in the shares of client companies, which are subject to those companies successfully completing a registration of shares with the SEC, including those shares to be distributed as dividends by the Company.  Any future declaration of cash or stock dividends will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements, earnings, and liquidity of the Company as well as other factors that the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included in Item 7 of this Form 10-KSB report.

Plan of Operation

On March 7, 2005, the Company’s Board of Directors elected to be regulated as a Business Development Corporation (“BDC”) under the 1940 Securities Act.   The Company's main area of interest is investing in biomedical companies that meet the investment criteria of the Company. It currently has three portfolio investments: Neuralstem, Inc., American Stem Cell, Inc., and Superoxide Health Sciences, Inc.  Management anticipates making additional portfolio investments as opportunities present themselves in the coming year.  As a BDC, the Company will provide significant guidance and counsel concerning the management, operations, or business objectives and policies of its portfolio companies.

Through December 31, 2005, the Company had no revenue from the above described pursuits.   The independent auditor's report for, and accompanying Footnotes to the Financial Statements for the fiscal year ended December 31, 2005 include explanatory paragraphs calling attention to a going concern issue, the Company’s filing of a suit for recession of the O2 acquisition and the unconsolidated basis of reporting for 2004 and 2005. The Company has suffered recurring losses and, at December 31, 2005, has a stockholders' deficit. The Company's ability to continue as a going concern depends upon the Company obtaining additional financing or revenue generating mechanisms to satisfy the operating needs of the Company and/or completion of a successful merger.

Liquidity and Capital Resources - December 31, 2005 Compared to December 31, 2004

During the current year, the Company had continuing losses from operations. There can be no assurances that the Company will be able to secure equity financing or long-term borrowings with which to finance its future operations. The Company does not currently have any established bank lines of credit. The Company's lack of liquidity is reflected in the table below, which shows comparative working capital (current assets less current liabilities) which is an important measure of the Company's ability to meet its short-term obligations.

	December 31, 2005	December 31, 2004
Working Capital (Deficit)	$ (510,784)	$ (449,637)

The Company's financial condition at December 31, 2005 reflects an immediate inability to meet its short-term obligations. At December 31, 2005, the Company had $1,283 cash on hand. The liabilities of the Company at December 31, 2005 aggregated $520,363, consisting primarily of accounts payable to accountants, lawyers and other service providers as well as amounts due to officers and stockholders of the Company. Accounts payable are due and in default, and it is possible that persons to whom these obligations are due may seek to collect the amounts due them.

Stock Option Plan

The Company's Stock Option Plan (Plan) was for its employees, directors, officers and consultants or advisors of the Company. On May 3, 1995, the Company filed a registration statement on Form S-8 covering 3,000,000 shares of common stock for this Plan. During the year ended December 31, 2005, 252,308 options were exercised and the Company realized $205,000 in working capital.  As of the date of this filing, holders had exercised options to purchase 1,852,860 shares of common stock leaving 1,147,140 unexercised.  On March 4, 2005 the Company's shareholders approved an extension of time in which to exercise outstanding options to purchase shares of Regal common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) At the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result they became null and void.

Capital Expenditures and Commitments

During the fiscal year ended December 31, 2005, the Company had no capital expenditures. The amount of capital expenditures required is uncertain, and may be beyond that generated from future operations. There can be no assurance that the Company will be able to obtain any such capital or a merger/acquisition candidate on satisfactory terms.

Results of Operations - Fiscal year ended Dec 31, 2005 compared to fiscal year ended Dec 31, 2004

The Company reported no revenues for the current or prior year. During the years ended December 31, 2005 and 2004, operating expenses were $220,418 and $1,645,357, respectively, primarily consisting of professional and consulting fees in 2005. These fees were higher in 2004 due to the O2 acquisition, subsequent capital pursuits and the Eco Air lawsuit and Regal cross compliant. Additionally, in 2004 the Company took the write-down of investments in wholly owned subsidiary totaling $1,168,016. As a result, the Company reported net losses of $222,060 and $1,646,157 for the years ended December 31, 2005 and 2004, respectively.

Factors That May Affect Future Results

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We Have Historically Lost Money and Losses May Continue in the Future. The loss for the 2005 fiscal year was $222,060.  We may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly. There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop.  This could adversely affect our shareholders' ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  We also believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements. Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel. The Company’s operations and ability to implement its business plan are dependent upon the efforts of its key personnel, the loss of the services of which could have a material adverse effect on the Company.  The Company will likely be required to hire additional personnel to implement its business plan.  Qualified employees and consultants are in great demand and are likely to remain a limited resource for the foreseeable future.  Competition for skilled creative and technical talent is intense.  There can be no assurance that the Company will be successful in attracting and retaining such personnel.  Any failure by the Company to retain the services of existing employees and consultants or to hire new employees when necessary could have a material adverse effect upon the Company’s business, financial condition and results of operations.  Our future success depends in significant part on the continued services of Dr. Malcolm Currie, our Chairman and Chief Executive Officer.  We have no employment agreement with, or life insurance on, Dr. Currie.

The Company Operates in a Highly Competitive Market.  The Company faces competition from a number of sources, many of which have longer operating histories, and significantly greater financial, management, marketing and other resources than the Company.  The Company’s ability to generate new portfolio clients depends to a significant degree on its reputation among potential clients and partners, and its ability to reach acceptable investment terms with potential clients relative to competitive alternatives.  In the event that the reputation of the Company is adversely impacted, or that potential portfolio clients perceive competitive alternatives to be superior, the business, financial condition and operating results of the Company could be adversely affected.

The Company Has Been Named as Defendant in Litigation. The Company, and certain of its officers and consultants were named as defendants in a case filed on November 2, 2003, under the name "Eco Air Technologies vs. Regal One Corporation, et. al" (California Superior Court, County of Orange, Case No. 03CC13317), as set forth in Item 3.  In addition to suing the O2-related parties, and their cross-complaint, the Company’s counsel has advised the Company that its primary exposure is in the nature of legal fees, but with little practical exposure on liability issues, although no assurance can be given as to the outcome.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders.  Our executive officers and directors have the ability to appoint a majority to the Board of Directors.  Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

Our Share Ownership is Concentrated.  The Company’s officers, directors and principal stockholders, together with their affiliates, beneficially own approximately 70% of the Company’s voting shares.  As a result, these stockholders, if they act together, will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business.  This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company’s common stock by discouraging third party investors.  In addition, the interests of these stockholders may not always coincide with the interests of the Company’s other stockholders.

We May Change Our Investment Policies Without Further Shareholder Approval. Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, neither are we limited to the industries in which those investment companies must operate.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.  Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations. We intend to make investments in qualified companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income either in the immediate future or at all.  As a result, we may have to sell additional stock or borrow money to cover our operating expenses.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company and accompanying Notes thereto are included immediately preceding the Signature page of this report.

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

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning the current directors and executive officers of the Company as of December 31, 2005:

Name	Age	Position
Dr. Malcolm Currie	78	Chairman of the Board, CEO, President, Secretary, Treasurer & Director

Each director holds office for a one-year term until his successor has been elected and qualified at the annual meeting of the Company's shareholders. The members of the Board of Directors serve without remuneration. Corporate Officers are elected by the Board of Directors and serve at the discretion of the Board.

Dr. Malcolm Currie was appointed as Chairman of the Board of Directors in 1995 and CEO of the Company in August 2001. From 1969 to 1973, Dr. Currie was the Undersecretary of Research and Engineering for the Office of Defense. From 1973 to 1977, Dr. Currie was President of the Missile Systems Group for Hughes Aircraft Corporation. From 1977 to 1988, Dr. Currie started as Executive Vice President and eventually became Chief Executive Officer and Chairman of the Board of Hughes Aircraft Corporation. From 1992 to present, Dr. Currie has been Chairman Emeritus of Hughes Aircraft Corporation. Dr. Currie is also on the Board of Directors of LSI Logic, Enova Systems, Inamed Corp., and Innovative Micro Technologies. Dr. Currie obtained a graduate MBA from the University of California, Berkeley, and a PhD in Engineering and Physics at the University of California, Berkeley.

Richard Babbitt, a long time member of the Board of Directors, died unexpectedly in August 2005.  Malcolm Currie, Chairman of the Company, temporarily assumed the officer positions held by Mr. Babbitt and has executed the required Certifications below in those capacities.

On February 13, 2006, the Company filed a form 8-K with the SEC announcing that two new, independent directors, Carl Perry and Dr. Neil Williams, had joined its Board as part of the Company’s previously announced plans to operate and report as a BDC.

Mr. Perry's career has ranged from corporate top management positions in aerospace and aircraft companies to environmentally-friendly electric, hybrid and fuel cell vehicle technologies.  From 1997 to 2004 he led Enova Systems, Inc., a global supplier of efficient, environmentally-friendly hybrid and fuel cell drive systems and digital power components, as President and Chief Executive Officer.  Mr. Perry has also served as Executive Vice President of Canada's largest aerospace company, Canadair Limited (now Bombadier), and as Executive Vice President of the Howard Hughes Corporation's Hughes Helicopters Company (now a part of Boeing).

Dr. Neil D. Williams has been President and CEO of the Environmental Management Company International (EMCI) since 2002. EMCI has a US consulting engineering subsidiary, Innviron Corporation, and an international consulting engineering subsidiary, Globex Engineering International.  Dr. Williams received his PhD in Geotechnical Engineering from the University of California at Berkeley in 1982, was a professor of Geotechnical and Environmental Engineering at the Georgia Institute of Technology, and was a Lecturer at Utah State University in Civil Engineering.  Dr. Williams has served in Senior Management positions with several companies, and has more than 54 technical publications.

On March 13, 2006, the Company filed a form 8-K with the SEC announcing that Richard A. Hull, PhD, had been appointed by the Company’s Board to the positions of President and COO.  Dr. Hull earned a PhD in Biochemistry from Oxford University in 1990.  After holding senior positions at a number of business consulting firms in Europe, Asia and North America, Dr. Hull was elected Partner at Deloitte Consulting where he provided counsel to high tech companies on marketing and business strategy, with a particular focus on strategic planning for new businesses. From 2000 to 2003 Dr. Hull served as President and CEO of Spotlight Health, Inc., a privately-held healthcare communications company delivering integrated marketing campaigns using celebrity stories, public relations, the web and other tactics to educate and change consumer and physician behavior.  Most recently, Dr. Hull has served as Chairman and CEO of The Metaphase Group, Inc., a privately-held consultancy that assists early-stage biomedical and high technology companies formulate their strategies and access capital to execute them

To the Company's knowledge, based on a review of such materials as are required by the SEC, no officer, director, or beneficial holder of more than five percent of the Company's issued and outstanding shares of common stock has filed with the SEC any form or report required to be so filed pursuant to section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2005 or prior thereto (see Item 11 for a list of the Company's officers, directors and beneficial holders of more than five percent of the Company's issued and outstanding shares of common stock).

Based solely on a review of such materials as is required by the SEC, the Company is not aware of any transactions that were not reported other than a statement of each director's position at year end (Form 5).

ITEM 10. EXECUTIVE COMPENSATION

Compensation

There was no cash compensation paid by the Company to the executive officers of the Company for the fiscal years ended December 31, 2005 and 2004.

Indemnification

As permitted by the provisions of the Company’s bylaws, the Company has the power to indemnify any officer or director who was or is a party to or threatens to become a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative, by reason of the fact that the officer or director of the corporation acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company also maintains directors and officers’ liability insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The persons set forth on the chart below are known to the Company to be the beneficial owners of more than five percent of the Company's outstanding voting common stock as of December 31, 2005. Information concerning the number and percentage of shares of voting common stock of the Company owned on record and beneficially by management is set forth on the chart below:

Name and Address of beneficial owner	Common Share Equivalents beneficially owned	Percent of Common Share Equivalents owned (1)
Malcolm Currie (2) 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	2,024,200	14.18%
C.B. Family Trust (Richard Babbitt) (3) 10104 Empyrean Way Los Angeles, California 90067	1,400,000	9.81%
AB Investments LLC (4) 4235 Cornell Road Agoura, CA 91301	3,841,500	26.92%
Aaron Grunfeld (5) 10390 Santa Monica Blvd., 4th Floor Los Angeles, CA 90025-5057	1,200,000	8.41%
Robert B. Kay (6) 7005 Via Bella Luna Las Vegas, NV 89131	1,270,753	8.90%
All Officers and Directors as a Group	2,024,200	14.18%

(1)

Includes (i) 4,270,567 shares of common stock issued and outstanding as of December 31, 2005, and (ii) 10,000,000 maximum common shares upon the conversion of the Series B preferred class, and totals to 14,270,567 fully diluted common share equivalents outstanding..  Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 20,242 shares (20.2%) are held by the Directors of the Company (Dr. Malcolm Currie, 20,242 shares).

(2)

Consists of 20,242 Series B preferred shares convertible into 2,024,200 common shares.

(3)

Consists of 14,000 Series B preferred shares convertible into 1,400,000 common shares.

(4)

Consists of 38,415 Series B preferred shares convertible into 3,841,500 common shares.

(5)

Consists of 12,000 Series B preferred shares convertible into 1,200,000 common shares.

(6)

Includes 236,453 common shares and 10,343 Series B preferred shares convertible into 1,034,300 common shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2005, the Company owed to Shareholders and Officers a total of $200,258 as unsecured advances that are payable on demand.  These advances were made from time to time to assist the Company to meet expenses.  Through December 31, 2005, there have been no unmet demands made on Regal One to make any related payments.

In 2005, Regal signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  Assuming full exercise of all rights by Regal One, it may acquire up to 40% of SuperOxide Health Sciences.  As of December 31, 2005, Regal One had made a total investment of $145,000 in SOHS as part of the agreement and reflects that cost in its balance sheet.  Principals of SOHS are also principal shareholders of Regal One.

On March 13, 2006, the Company filed a form 8-K with the SEC announcing that Richard Hull, PhD, has been appointed by the Company’s Board to the positions of President and COO of Regal.  Dr. Hull is the son in law of the Company’s Chairman and CEO, Dr. Malcolm Currie.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this statement:

Exhibit No.	Description	Location
3(i).1	Articles of Incorporation	Incorporated by reference
3(ii).1	Bylaws	Incorporated by reference
10.1	Share Exchange Agreement between Regal One Corporation and O2Technology, Inc., executed February 10, 2004	Incorporated by reference to Form 8-K, filed on February 17, 2004
14	Code of Ethics Adopted March 2006	Filed herewith
20.1	Letter to Shareholders, dated June 7, 2004	Incorporated by reference to Form 8-K, filed June 14, 2004
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted March 2006	Filed herewith
99.2(ii)	Investment Committee Charter adopted March 2006	Filed herewith

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on December 31, 2004 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's principal accountant for professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2005 and fiscal 2004 and reviews of the financial statements included in the Company's Forms 10-QSB and 10-KSB for fiscal 2005 and fiscal 2004 were approximately $16,500 and $12,500 respectively.

Audit-Related Fees

The aggregate fees billed by the Company's principal accountant for assurance and related services that are not reasonably related to the performance of the audit or review of the Company’s financial statements were $0.

Tax Fees

The aggregate fees billed by the Company’s principal accountant for fiscal year 2005 and fiscal year 2004 for assistance with tax preparation were approximately $973 and $950 respectively.

All Other Fees

The aggregate fees billed by the Company's principal accountant for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2005 and 2004 were $0.

REGAL ONE CORPORATION

FINANCIAL STATEMENTS

December 31, 2005 and 2004

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Regal One Corporation

I have audited the accompanying balance sheets of Regal One Corporation as of December 31, 2005 and 2004 and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2005 and 2004 and the results of its operation and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at December 31, 2005 has a stockholders' deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As discussed in Note 1 “Presentation”, consolidated financial statements were included in the 2004 quarterly 10Q filings with the SEC.  However, because of pending litigation between the Company and its wholly owned subsidiary it was not possible to consolidate the parent company with its subsidiary as of December 31, 2005 and 2004 and for its operations and cash flows for the years then ended.

George Brenner, CPA

Los Angeles, California

March 28, 2006

REGAL ONE CORPORATION

BALANCE SHEETS

DECEMBER 31, 2005 AND DECEMBER 31, 2004

	12/31/05	12/31/04
ASSETS
Current Assets
Cash	$ 1,283	$ 2,572
Prepaid Expense	3,000	3,000
Miscellaneous Receivable	5,296	5,296
Advances to Subsidiary	518,490	518,490
Less: Allowance for Collectability of Advance to Subsidiary	(518,490)	(518,490)
Total Current Assets	9,579	10,868
Deferred Tax Assets - net	---	---
Investments
Investment in Subsidiary	649,526	649,526
Less: Impairment of Value of Investment in Subsidiary	(649,526)	(649,526)
Investments in Portfolio Companies	229,087	---
Total Investments	229,087	---
TOTAL ASSETS	$ 238,666	$ 10,868

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to Stockholders and Officers	$ 200,258	$ 143,858
Accounts Payable and Accrued Liabilities	320,105	316,647
Total Current Liabilities	520,363	460,505
Stockholders’ Equity (Deficit)
Preferred Stock, no par value
Series A - Authorized 50,000 shares; 0 issued and outstanding in 2005 and 2004	---	---
Series B - Authorized 500,000 shares; 100,000 issued and outstanding in 2005 and 2004	500	500
Common Stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 4,270,567 and 3,658,259 as of Dec 31, 2005 and 2004, respectively	8,039,567	7,649,567
Accumulated Deficit	(8,321,764)	(8,099,704)
Net Stockholders’ Equity (Deficit)	(281,697)	(449,637)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 238,666	$ 10,868

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

Years Ended December 31, 2005 and December 31, 2004

	2005	2004

Revenue	$ ---	$ ---

Operating Expenses
Reserve for Collectability	---	518,490
Write-down Investment in Subsidiary	---	649,526
Professional Services	202,610	456,105
Other Selling, General and Administrative Expenses	17,808	21,236
Total Operating Expenses	220,418	1,645,357
Net Operating Income (Loss)	(220,418)	(1,645,357)
Other Income	---	---
Net Income (Loss) Before Provision for Income Taxes	(220,418)	(1,645,357)
Federal Income Tax	---	---
State Income Tax	1,642	800
Net Income (Loss)	$ (222,060)	$ (1,646,157)
Weighted Average Number of Common Shares	3,988,569	3,298,115
Basic and Diluted Net Income (Loss) Per Common Share	$ (0.056)	$ (0.50)

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2005 and 2004

	Series B Preferred Stock		Common Stock		Accumulated (Deficit)	Net Stockholder's (Deficit)
	Shares	Amount	Shares	Amount
Balance, Dec 31, 2003	208,965	$ 500	1,459,202	$ 6,190,562	$ (6,453,547)	$ (262,485)
Net Loss for Period Ending Dec 31, 2004					(1,646,157)	(1,646,157)
Restructuring of Class B	(108,965)
Exercise of Stock Options			814,057	661,421		661,421
Investment in Subsidiary			1,000,000	649,526		649,526
Debt Converted to Equity			61,886	51,884		51,884
Stock for Services			323,114	96,174		96,174
Balance, Dec 31, 2004	100,000	$ 500	3,658,259	$ 7,649,567	$ (8,099,704)	$ (449,637)
Net Loss for Period Ending Dec 31, 2005					(222,060)	(222,060)
Exercise of Stock Options			252,308	205,000		205,000
Debt Converted to Equity			106,264	50,110		50,110
Stock for Services			253,736	134,890		134,890
Balance, Dec 31, 2005	100,000	$ 500	4,270,567	$ 8,039,567	$ (8,321,764)	$ (281,697)

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

 REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004
Cash Flows from operating activities:
Net Income (Loss)	$ (222,060)	$ (1,646,157)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock for services	134,890	96,174
Impairment to investment in subsidiary	---	649,526
Reserve for collectability of advances	---	518,490
Changes in operating assets and liabilities:
Advances to wholly owned subsidiary	---	(468,490)
Decrease (Increase) in prepaid expenses	---	(3,000)
Increase in miscellaneous receivable	---	(5,296)
Increase (decrease) in accounts payable and accrued liabilities	53,568	151,901
Increase in due to stockholders	56,400	34,000
Net cash provided by (used in) operating activities	22,798	(672,852)
Cash Flows from Investing Activities
Investment in SOHS	(145,000)	---
Investment in American Stemcell	(34,087)	---
Investment in Neuralstem	(50,000)	---
Net cash provided by (used in) investing activities	(229,087)	---
Cash Flows from Financing Activities:
Exercise of stock options	205,000	661,421
Net cash provided by financing activities	205,000	661,421
Net (decrease) increase in cash	$ (1,289)	$ (11,431)
Cash at beginning of period	2,572	14,003
Cash at end of period	$ 1,283	$ 2,572
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ ---	$ ---
Cash paid for income taxes	$ 1,642	$ 800
Non-Monetary Transactions:
Issuance of shares for investment in subsidiary	$ ---	$ 649,526
Issuance of shares for professional services	134,890	96,174
Issuance of stock for debt conversions	50,110	51,884
Total Non-Monetary Transactions	$ 185,000	$ 797,584

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENT

NOTE 1 – PRESENTATION

On February 9, 2004, the Company acquired 100% of the stock of O2 Technology by issuing 1,000,000 shares valued at $0.6495 per share for a $649,526 investment.  During the course of that year the Company loaned O2 Technology $518,490 for an aggregate investment of $1,168,016.  Consolidated financial statements were included in the 10Q filings with the SEC for March 31, June 30, and September 30, 2004.

As set forth in Note 9 “Contingencies - Litigation” the Company is seeking a rescission of the O2 Technology acquisition. The Company’s CEO by action of its Board of Directors dismissed O2’s CEO and ordered all books and records turned back to the Company.  The CEO of O2 Technology refused the order.  As a result of the above circumstances, an audit of O2 Technology could not be performed.  The Company’s management has elected to write off the $1,168,016 investment and seek redress through the courts.  Consequently, the accompanying financial statements are not consolidated.  However, pursuant to the results of the litigation, a possibility exists that the Company may need to amend these financial statements and file consolidated financial statements.  In such event, the consolidated financial position and results of operation may materially differ from those reflected in these unconsolidated financial statements.

NOTE 2 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company") located in Los Angeles, California, is a Florida corporation originally incorporated as Electro-Mechanical Services, Inc., in 1959 in Florida. The Company has been involved in a variety of industries including automobile mufflers, real estate, and the pharmaceutical and health field. On March 7, 2005, the Company announced that the Board of Directors was taking steps to convert the Company to a Business Development Corporation under the 1940 Securities Act.  On June 16, 2005, the Company filed a Form N-54A, Notification of Election by Business Development Companies, with the Securities and Exchange Commission.  This filing will transform the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940.   The Company's main area of interest is investing into new biomedical technologies.  As part of this long-range strategy, the Company in 2005 entered into “Equity Investment and Share Purchase Agreements” with three such companies.  It is also taking steps to complete its conversion to an operating BDC, which the Company expects to complete in March 2006, and then it will commence reporting as a BDC.  See Note 6 “Investments”, Note 9 “Contingencies”, and Note 10, "Subsequent Events"

Going Concern

The Company did not generate any revenue during the years ended December 31, 2005 and 2004 and has funded its operation primarily through the issuance of equity and through loans and trade credit.  Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing, or to merge with a going concern company. There can be no assurance that the Company will be able to obtain additional funding or to merge with a going concern company, and, if available, will be able to do so on terms favorable to or affordable by the Company.  In addition, the Company has suffered recurring losses and at December 31, 2005 has a stockholders' deficit. These factors indicate that the Company's ability to continue as a going concern is dependent upon the Company obtaining additional financing to satisfy its operating needs.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

See Registered Accountant's Report.

Investments - Portfolio Companies

The Company anticipates that through its investments in portfolio companies it will be able to achieve profitable operations.  However, there can be no assurance that this will be the case.  See Note 6 “Investments” for the basis of the carrying value of each of the three entities included in the Company’s portfolio at December 31, 2005.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and may include instruments with maturities of three months or less at the time of purchase.

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

Earnings (Loss) per share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.  Basic EPS is determined using net income (loss) divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Since the fully diluted loss per share for 2005 and 2004 were antidilutive, basic and diluted losses per share are the same. Accordingly, options to purchase common stock and common shares issuable upon conversion of preferred stock were not included in the calculation of diluted earnings per common share.

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

See Registered Accountant's Report.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. Assuming employee stock options are granted in the future, the Company expects the adoption of this standard will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”).  SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished.  SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 became effective for the Company as of July 1, 2005.  The Company will apply the requirements of SFAS No. 153 to any future nonmonetary exchange transactions.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN No. 47”).  FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event.  FIN No. 47 is effective for the Company on December 31, 2005.  The Company does not expect that the adoption of FIN No. 47 will have a material effect on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable.  APB Opinion No. 20 “Accounting Changes” previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement is effective for the Company as of January 1, 2006.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial statements.

NOTE 3 - STOCKHOLDERS' DEFICIT

The authorized number of shares of preferred stock (Series A and B) is 550,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 2005, the Company has authorized 50,000 shares of series A preferred stock and 500,000 shares of series B convertible preferred stock. At December 31, 2005 and 2004 there were no outstanding shares of series A preferred stock.  At December 31, 2005 and 2004 100,000 shares of series B preferred stock were outstanding.

Holders of series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000.   In 2004, the Series B class voted by a large majority to void that dividend preference.  At the option of the holder of series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange Agreement required that the Series B Preferred as a class be restricted to a

See Registered Accountant's Report.

cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to 100,000 shares.  As of December 31, 2005 and 2004, no dividends have been declared on the series A or series B convertible preferred stock.

NOTE 4 - IMPAIRMENT OF ASSETS

On August 9, 2004, the president / director of the Company's wholly owned subsidiary, O2 Technology, Inc. (O2), was dismissed from both positions.  Additionally, the Company was informed by Dr. Douglas Burke of O2 that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology (Ion Technology) which the Company had been led to believe was the property of O2. The immediate effect of these matters was to impair the assets acquired in the O2 acquisition.  Accordingly, the Company wrote-off in 2004 all of the assets acquired with O2 and the advances made to O2 - see Note 1 – “Presentation” and Note 9 – “Contingencies”.

NOTE 5 - STOCK OPTIONS

The Company's Stock Option Plan (Plan) was for its employees, directors, officers and consultants or advisors of the Company. On May 3, 1995, the Company filed a registration statement on Form S-8 adopting a 3,000,000 common share Plan. Under the plan, the Board of Directors was authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company.  In 2004 and earlier years, the Plan was extended by the Company’s shareholders.  On March 4, 2005 the Company's shareholders approved another extension of time in which to exercise outstanding options to purchase shares of Regal common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result 1,147,140 unexercised options became null and void.  During the year ended December 31, 2005 and 2004, 252,308 and 814,057 options respectively were exercised and the Company realized $205,000 and $661,421 respectively in working capital.  As of the date of this filing, holders had exercised options to purchase 1,852,860 shares of common stock.

The following table summarizes the Company's stock options activity for:

	Year Ended 12/31/05		Year Ended 12/31/04

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1	1,399,448	$0.8125	2,213,055	$0.8125
Granted	---	---	---	---
Exercised	(252,308)	$0.8125	(814,057)	$0.8125
Expired	(1,147,140)	$0.8125	---	---
Outstanding at December 31	0	0	1,399,448	$0.8125

NOTE 6 – INVESTMENTS

On March 7, 2005, the Company announced that the Board of Directors was taking steps to convert the Company to a Business Development Corporation under the 1940 Securities Act.  On June 16, 2005, the Company filed a Form N-54A, Notification of Election by Business Development Companies, with the Securities and Exchange Commission.  This filing will transform the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940.   The Company's main area of interest is investing into new biomedical technologies.

See Registered Accountant's Report.

As part of this long-range strategy, in the first quarter of 2005 Regal signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  Assuming full exercise of all rights by Regal One, it may acquire up to 40% of SuperOxide Health Sciences.  As of December 31, 2005, Regal One had made a total investment of $145,000 in SOHS as part of the agreement and reflects that cost in its balance sheet.  Principals of SOHS are also principal shareholders of Regal One.

As of June 30, 2005, the Company entered into an agreement with American Stem Cell (ASC), a private development stage company, to assist ASC in the preparation and filing of an SB 2 registration statement.  Regal acquired 3,000,000 shares of ASC’s common stock in exchange for Regal’s investment via a variety of considerations that support ASC’s transition from a private development-stage company to a publicly traded operational entity. These considerations include Regal’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to Regal’s network of advisors and other related resources.  Regal has valued these shares in its balance sheet at the $34,087 of accrued legal fees that it has assumed to date.  However, the SB 2 registration process is still pending and Regal may need to assume additional liability in this matter, not expected at this time to exceed $25,000, which would result in an increase to the carrying cost of this investment in the Company’s balance sheet.  The Company also agreed to distribute to its shareholders as a dividend 1,000,000 of the shares received from ASC, but announced on January 19, 2006 that the dividend was delayed while ASC continued in review with the SEC and undertook a restructuring of its various securities holders.

As of June 30, 2005, the Company had also entered into a Letter of Intent with Neuralstem, Inc., a private early stage company, to assist it in filing an SB-2 registration statement. Effective September 15, 2005, those understandings were amended, memorialized and further defined in an “Equity Investment And Share Purchase Agreement” between the parties.  Regal acquired approximately 1,800,000 shares of Neuralstem’s common stock and warrants to purchase additional shares conditioned upon future events in exchange for Regal’s investment via a variety of considerations that support Neuralstem’s transition from a private, early stage, research and development company to a publicly traded operational entity. These considerations include Regal’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, access to Regal’s network of advisors and other related resources, and Regal’s agreement to distribute 500,000 of the Neuralstem shares that it received as a dividend to Regal shareholders after the SB-2 is declared effective.  In the event that the SB-2 is not declared effective within 150 days of its first filing, up to 1,000,000 of the Neuralstem shares held by Regal are subject to cancellation at the rate of 3,000 shares per day for each additional day of delay. Regal has reflected these shares in its balance sheet as of December 31, 2005 based on its estimated $50,000 value of the considerations it has provided or will provide to Neuralstem.  However, the final amount of all consideration may turn out to be more or less than this estimate and Regal will review and adjust it as appropriate on a quarterly basis.

NOTE 7 - INCOME TAXES

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 109 effective January 1, 1993. One of the provisions of Statement 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carry forwards and certain deductible temporary differences. At December 31, 2005 and 2004, the tax effects, computed at a 33% tax rate, of temporary differences that give rise to significant portions of deferred tax assets are presented below:

	2005	2004

Net operating loss carry forwards	$ 921,000	$ 848,000
Impairment Loss	385,000	385,000
Less: valuation allowance	(1,306,000)	(1,233,000)

Balance Sheet amounts	$ ---	$ ---

See Registered Accountant's Report.

As of December 31, 2005, the Company has net operating loss carry forwards of approximately $2,791,000 for Federal income tax return purposes, which expire through 2025.  Additionally, the Company has approximately $1,168,000 in a deferred tax asset representing the impairment to the investment in subsidiary and the allowance for the collectibility of the loans to that subsidiary. The future tax benefits for all these tax assets are dependent upon the Company's ability to generate future earnings.

NOTE 8 - RELATED PARTY TRANSACTIONS

Through December 31, 2004 the Company loaned $518,490 to its wholly-owned subsidiary that was acquired in the 1st quarter of 2004.   The loans are subject to interest of 6% per year, were due and payable on December 31, 2004 and are secured by a pledge of all the shares of the wholly-owned subsidiary.  Due to pending litigation between the parties, the repayment has not occurred and the Company has established an allowance for the potential uncollectability of this amount.  See Note 9 “Contingencies - Litigation” below.

As of December 31, 2005, the amount due stockholders and officers of $200,258 represents advances which are non-interest bearing, un-secured and payable on demand.  An amount due of $94,357 to a former, deceased officer was reduced to $40,000 as of December 31, 2002 and is payable to the widowed spouse after all other payables are covered and at the discretion of the Board of Directors.

During 2005, Regal signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  Assuming full exercise of all rights by Regal One, it may acquire up to 40% of SuperOxide Health Sciences.  As of December 31, 2005, Regal One had made a total investment of $145,000 in SOHS as part of the agreement and reflects that cost in its balance sheet.  Principals of SOHS are also principal shareholders of Regal One.

As of December 31, 2005, the Company continues to pursue discussions which may lead to one or more transactions resulting in the Company's involvement with entities that plan to manufacture and/or market biomedical related products, with various parties that may include parties that are principal shareholders of Regal One.  The Company will only enter into any such transaction on terms that it believes to be market competitive.

On March 13, 2006, the Company filed a form 8-K with the SEC announcing that Richard Hull, PhD, has been appointed by the Company’s Board to the positions of President and COO of Regal.  Dr. Hull is the son in law of the Company’s Chairman and CEO, Dr. Malcolm Currie.

NOTE 9 – CONTINGENCIES

Litigation

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

On April 7, 2005, the Company and certain of its officers, stockholders and consultants were named as cross-defendants in a cross-complaint filed by two of the former directors of O2.  The Company has been advised that such a filing adds significantly to the fee exposure of the Company.

See Registered Accountant's Report.

During October 2005, the Company negotiated and executed a settlement agreement with Eco Air Technologies and Alf Mauriston whereby the Company relinquished any claims it may have to the technology in question, and obtained certain marketing rights to the technology in several foreign countries and in certain domestic market niches.  The cross-complaint filed by the Company against various O2 shareholders and their attorney seeking a rescission of the O2 acquisition agreement and their subsequent cross-complaint filed against the Company and certain of its officers, stockholders and consultants are not affected by this settlement and those actions are still being pursued by the Company and those parties

Due to these cross-complaints, the previous agreement of parties to submit the case to mediation and the court ordered date for completion of the mediation have been delayed.  It is anticipated that a new mediation date, to involve all now appropriate parties, will be set in the summer of 2006.

In addition to suing the O2-related parties, and responding to their cross-complaint, the Company’s counsel has advised the Company that its primary exposure is in the nature of legal fees, but with little practical exposure on liability issues, although no assurance can be given as to the outcome.  While management believes that the outcome of this case will not have a material adverse effect on its financial position or results of operations, no assurance can be given that management's assessments will prove to be correct.

Operations

In 2005, the Company announced that the Board of Directors was taking steps to convert the Company to a Business Development Corporation under the 1940 Securities Act.  On June 16, 2005, the Company filed a Form N-54A, Notification of Election by Business Development Companies, with the Securities and Exchange Commission.  This filing will transform the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940.  As of December 31, 2005, the Company continued to take steps to complete its conversion to an operating BDC, which the Company expects to complete in March 2006, and then it plans to commence reporting as a BDC in the 2006 first quarter 10Q.

In 2005, the Company initiated equity investments or agreements for investments with three biomedical companies. Under two of those agreements, the Company agreed to assume certain legal fees that are reflected in the attached financial statements and discussed elsewhere in these footnotes.  Additionally, the third agreement allows Regal to make additional cash investments in the related entity, which Regal presently does not expect to do. However, the final investment amounts and liability amounts arising from these rights and obligations are not certain at this time.  Additional investments may be made and some of the liabilities will continue to accrue in 2006 and actual liabilities assumed under those agreements may be more than those estimated and reflected in the 2005 financial information.  Relative to one of these investments, in the event that the SB-2 is not declared effective within 150 days of its first filing, up to 1,000,000 of the Neuralstem shares held by Regal are subject to cancellation at the rate of 3,000 shares per day for each additional day of delay.  As of the date of this filing, the related Neuralstem 10K filing had not yet occurred.

Based upon its initial activities as an emerging BDC, the Company has announced two potential dividend distributions in the shares of portfolio companies, which are subject to those companies successfully completing a registration of shares with the SEC, including those shares to be distributed as dividends by the Company.  Since these registration processes are still pending, there can be no assurance that the SB-2 filings of either portfolio company will ever be declared effective by the SEC.

The amount that a professional services provider reported in a confirmation exceeded the amount that it had previously billed to, and that was recorded by, the Company.  The Company is not aware of any reason for such a difference and the parties will need to discuss and reconcile the approximately $40,000 difference, which could result in the Company needing to record an additional expense and payable for this matter.  In that case, the Company intends to record any necessary adjustment in the first quarter of 2006.

See Registered Accountant's Report.

NOTE 10 - SUBSEQUENT EVENTS

On January 19, 2006, the Company announced that a previously announced dividend distribution of some of the American Stem Cell, Inc. (ASC) common shares that the Company holds has been delayed pending completion of the registration process with the SEC. ASC is undergoing a restructuring and the Company said that it would respond promptly to update its shareholders of further developments with ASC as more information becomes available.

On January 20, 2006, Regal announced that its shareholders of record on February 15, 2006 will be eligible to receive a pro rata dividend that comprises in total 500,000 shares of Neuralstem common stock on or about the date that the Neuralstem registration statement is declared effective by the SEC.  Based upon its initial activities as an emerging BDC, the Company has now announced two potential dividend distributions, in the shares of client companies, which are subject to those companies successfully completing a registration of shares with the SEC, including those shares to be distributed as dividends by the Company at that time.

On February 13, 2006, the Company filed a form 8-K with the SEC announcing that two new, independent directors had joined its Board as part of the Company’s previously announced plans to operate and report as a BDC.

On March 13, 2006, the Company announced that its client Neuralstem, Inc. had raised $5 million in a private placement of units containing a share of common stock and two warrants to purchase common stock at escalating prices.  The unit was sold at a price of $1.00.  The announcement also confirmed Neuralstem’s intent to file an SB-2 registration statement with the SEC over the next 30 days.

On March 13, 2006, the Company filed a form 8-K with the SEC announcing that Richard A. Hull, PhD, has been appointed by the Company’s Board to the positions of President and COO of Regal.

As of the date of this filing, the assumption of certain legal liabilities and various other considerations that were provided by the Company in exchange for shares of ASC and / or Neuralstem continue to accrue.  At this time, the incremental value of all such considerations and liabilities assumed by Regal are not expected to exceed $50,000.

See Registered Accountant's Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ONE CORPORATION

/s/ Malcolm R. Currie

Malcolm R Currie, Chairman and Chief Executive Officer

Dated: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Malcolm R. Currie Malcolm R. Currie	Chairman, Secretary, Treasurer & Director	March 30, 2006
/s/ Carl Perry Carl Perry	Director	March 30, 2006
/s/ Neil Williams Neil Williams	Director	March 30, 2006

Exhibit 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Malcolm R. Currie, certify that:
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
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: March 30, 2006	/s/ Malcolm R. Currie
Malcolm R. Currie, Chief Executive Officer

Exhibit 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Malcolm Currie, certify that:

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
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: March 30, 2006	/s/ Malcolm R. Currie
Malcolm R. Currie, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Regal One Corporation on Form 10-KSB for the year ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm R. Currie, President, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm R. Currie

Malcolm R. Currie

Secretary, Treasurer & Director

March 30, 2006

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Regal One Corporation on Form 10-KSB for the year ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Currie, Chairman and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm Currie

Malcolm R. Currie

Chairman & Director

March 30, 2006