Form 10QSB
period 2006-03-31
REGAL ONE CORP
filed 2006-05-22
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the

        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended March 31, 2006

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________to____________

Commission File Number: 0-17843

REGAL ONE CORPORATION

(name of small business issuer as specified in its charter)

Florida                                                                                                                                                                                     95-4158065

(State or other jurisdiction of                                                                                                                                              (IRS Employer

Incorporation or Organization)                                                                                                                                            Identification No.)

Copies to:

Christopher H. Dieterich, Esq. Dieterich & Associates 11300 West Olympic Blvd., Suite 800 Los Angeles, California 90064	Raul Silvestre Law Offices of Raul Silvestre & Associates, APLC 31200 Via Colinas, Suite 200 Westlake Village, CA 91362

(310) 312-6888

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Is the Company a shell company as defined in Rule 12b-2?   YES [  ] NO [X]

As of March 31, 2006, the Company had 4,633,067 shares of common stock issued and outstanding and 100,000 shares of convertible preferred stock issued and outstanding, with that total number of preferred shares convertible into 10,000,000 shares of the Company's common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Operating Results

Item 3. Control and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Securities Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART 1 – FINANCIAL INFORMATION

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors

 Regal One Corporation

I have reviewed the accompanying balance sheet of Regal One Corporation as of March 31, 2006 and the related statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005.

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

As discussed in Note 1 “Basis of Presentation”, consolidated financial statements were included in the 2004 quarterly 10-QSB filings with the SEC.  However, because of pending litigation between the Company and its wholly owned subsidiary it was not possible to consolidate the parent company with its subsidiary as of March 31, 2006 and December 31, 2005 and for operations and cash flows for the quarter and year periods then ended.

George Brenner, CPA

Los Angeles, California

May 19, 2006

Item 1.  Financial Statements

REGAL ONE CORPORATION

BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

	Mar 31, 2006 (Unaudited)	Dec 31, 2005 (Audited)
ASSETS
Current Assets
Cash	$ 115,634	$ 1,283
Prepaid Expense	3,000	3,000
Miscellaneous Receivable	5,296	5,296
Advances to Subsidiary	518,490	518,490
Less: Allowance for Collectability of Advance to Subsidiary	(518,490)	(518,490)
Total Current Assets	123,930	9,579
Deferred Tax Assets – net	---	---
Investments
Investment in Subsidiary	649,526	649,526
Less: Impairment of Value of Investment in Subsidiary	(649,526)	(649,526)
Investments in Non-Affiliated Portfolio Companies	579,210	229,087
Total Investments	579,210	229,087
TOTAL ASSETS	$ 703,140	$ 238,666

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to Stockholders and Officers	$ 213,258	$ 200,258
Accounts Payable and Accrued Liabilities	388,227	320,105
Total Current Liabilities	601,485	520,363
Stockholders’ Equity (Deficit)
Preferred Stock, no par value
Series A - Authorized 50,000 shares; 0 issued and outstanding in 2006 and 2005	---	---
Series B - Authorized 500,000 shares; 100,000 issued and outstanding in 2006 and 2005	500	500
Common Stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 4,633,067 and 4,270,567 as of Mar 31, 2006 and Dec 31, 2005, respectively	8,184,567	8,039,567
Paid In Capital	136,555	---
Accumulated Deficit	(8,219,967)	(8,321,764)
Net Stockholders’ Equity (Deficit)	101,655	(281,697)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 703,140	$ 238,666
Net Asset Value Per Common Share	$ 0.022	$ (0.066)

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION SCHEDULE OF INVESTMENTS MARCH 31, 2006 (Unaudited)

Equity Investments:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value	Affiliation

Neuralstem	Biomedical company	7%	50,000	(1)	472,623	No
American Stem Cell	Biomedical company	8%	$ 34,087		$ 34,087	No
SuperOxide Health Sciences	Biomedical company	8%	145,000		72,500	No
Total Investments			$ 229,087		$ 579,210

(1) 1,000,000 of the Neuralstem shares held by Regal are subjective to forfeiture based on a contingency concerning the effective date of Neuralstem’s SB-2 registration; these shares have not been included in the unrealized appreciation adjustment made in the Quarter ended March 31, 2006.

            See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION
STATEMENT OF CHANGE IN NET ASSETS

(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005

OPERATIONS:
Net investment loss	$ (248,326)	$ (58,593)

Net unrealized gain (loss) on investment transactions	350,123	---

Net increase in net assets resulting from operations	101,797	(58,593)

SHAREHOLDER ACTIVITY:
Stock sales and vested Options	281,555	---

NET INCREASE (DECREASE) IN ASSET VALUE	383,352	(58,593)

NET ASSETS:
Beginning of Period	(281,697)	(449,637)

End of Period	$ 101,655	$ (508,230)

  See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

For the Quarters Ended March 31, 2006 and 2005

 (Unaudited)

	2006	2005

Investment Income	$ ---	$ ---
Operating Expenses
Professional Services	97,537	57,130
Stock Option Expense	136,555	---
Other Selling, General and Administrative Expenses	13,434	663
Total Operating Expenses	247,526	57,793
Net Operating Income (Loss)	(247,526)	(57,793)
Other Income	---	---
Net Income (Loss) Before Provision for Income Taxes	(247,526)	(57,793)
Income Tax Expenses	800	800
Net Investment Income (Loss)	(248,326)	(58,593)
Realized and Unrealized Gain (Loss) from Investments
Net Realized Gain	---	---
Net Increase in Unrealized Appreciation (Depreciation)	350,123	---
Net Realized and Unrealized Gain	350,123	---
Net Income (Loss)	$ 101,797	$ (58,593)
Weighted Average Number of Common Shares	4,274,595	3,658,259
Basic Net Income (Loss) Per Common Share	$ 0.024	$ (0.016)
Basic and Diluted Net Income (Loss) Per Common Share	$ 0.007	$ (0.016)

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Quarters Ended March 31, 2006 and 2005

 (Unaudited)

	2006	2005
Cash Flows from operating activities:
Net Income (Loss)	$ 101,797	$ (58,593)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options	136,555	---
Increase in investments in portfolio companies	(350,123)	---

Changes in operating assets and liabilities:
Increase in Due to Stockholders and Officers	13,000	10,000
Increase (decrease) in Accounts Payable and Accrued Exps.	68,122	36,298
Total Adjustments	(132,446)	46,298
Net cash provided by (used in) operating activities	(30,649)	(12,296)
Cash Flows used in Investing Activities:
Investment in Portfolio Companies	---	(100,000)
Net cash provided by (used in) investing activities	---	(100,000)
Cash Flows from Financing Activities:
Stockholder loans	---	120,000
Sale of common stock	145,000	---
Net cash provided by financing activities	145,000	120,000
Net (decrease) increase in cash	114,351	7,705
Cash at beginning of period	1,283	2,572
Cash at end of period	$ 115,634	$ 10,277
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ ---	$ ---
Cash paid for income taxes	$ ---	$ ---
Non-Monetary Transactions:		None
Increase in Investment in Portfolio Companies	$ 350,123
Stock options	136,555
Total Non-Monetary Transactions	$ 486,678

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENT OF FINANCIAL HIGHLIGHTS

 (Unaudited)

Per Unit Operating Performance:
	Three Months Ended March 31, 2006
	And Year ended December 31,2005
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.061)	(0.105)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.054)	(0.052)
Net realized and unrealized gain (loss) on investment transactions	0.076	-

Total from investment operations	0.022	(0.052)

Net increase in net assets resulting from stock transactions	0.061	0.091

NET ASSET VALUE, END OF PERIOD	$0.022	$(0.066)
TOTAL NET ASSET VALUE RETURN	377%	37.4%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$101,655	$(281,697)
Ratios to average net assets:
Net expenses	244%	20.8%
Net investment loss	(244%)	(20.8%)
Portfolio Turnover Rate	---	---

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

See Registered Accountant’s Report

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company") located in Los Angeles, California, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida.  Since inception we have been involved in a number of industries.  In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940.   On June 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940.  The Company is first reporting as an operating BDC in this 10Q-SB.

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

As set forth in various previous financial reports and SEC filings, the Company is seeking a rescission of the O2 Technology acquisition. The Company’s CEO by action of its Board of Directors dismissed O2’s CEO and ordered all books and records turned back to the Company.  The CEO of O2 Technology refused the order.  As a result of the above circumstances, an audit of O2 Technology could not be performed.  The Company’s management has elected to fully reserve the $1,168,016 investment and seek redress through the courts.  Consequently, the accompanying financial statements are not consolidated.  However, pursuant to the pending results of the litigation, a possibility exists that the Company may need to amend these financial statements and file consolidated financial statements.  In such event, the consolidated financial position and results of operation may materially differ from those reflected in these unconsolidated financial statements.

The accompanying unaudited financial statements for the quarters ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 – GOING CONCERN

For the fiscal year ended December 31, 2005, the independent auditor’s report included an explanatory paragraph calling attention to a going concern issue.  The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern.  However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time.  In addition, the Company has suffered recurring losses and at March 31, 2006 has an accumulated deficit.  These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.  Management did release and close an equity offering in the first quarter, raising $145,000 from the sale of common stock.  Management plans to raise additional debt and/or equity capital and to initiate revenues over the balance of this fiscal year  The Company anticipates that through its investments in portfolio companies it will be able to achieve profitable operations.  However, there can be no assurance that this will be the case.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 – EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock.

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter.  An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in the quarter for the vested options.  All the options are exercisable at the price of $0.50 per share, equal to or higher than the public share price on the dates of the grants, and option lives ranged from 3 years to 10 years.  No options were exercised during the quarter.

NOTE 4 – DEFFERED TAXES

The Company realized a net income in the quarter ended March 31, 2006 due to the unrealized appreciation on its investments.  The deferred taxes on this net income are offset by the tax benefit arising from a Net Operating Loss carryforward that the Company has for income tax purposes.  The Company’s deferred tax benefits totaled $1,306,000 at December 31, 2005 and were fully reserved at that time.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due stockholders and officers of $213,258 represents advances which are non-interest bearing, un-secured and payable on demand.  Through March 31, 2006 there have been no demands made on Regal One to make any related payments.  An amount due of $94,357 to a former, deceased officer was reduced to $40,000 in 2002 and is now payable to the widowed spouse after all other payables are covered and at the discretion of the Board of Directors.

During 2005, Regal signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  Assuming full exercise of all rights by Regal One, it may acquire up to 40% of SuperOxide Health Sciences.  As of March 31, 2006, Regal One had made a total investment of $145,000 in SOHS as part of the agreement and in this quarter made a valuation adjustment to reduce the carrying cost of this investment to $72,500, and reflects the carrying cost net of the unrealized valuation adjustment in its balance sheet.  A principal of SOHS is also principal shareholder of Regal One.

On March 13, 2006, the Company filed a form 8-K with the SEC announcing that Richard Hull, PhD, has been appointed by the Company’s Board of Directors to the positions of President and COO of Regal.  Dr. Hull holds a doctorate in biochemistry from Oxford University.  Dr. Hull is the son in law of the Company’s Chairman and CEO, Dr. Malcolm Currie.

See Registered Accountant's Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Operating Results

Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding:

•

the type and character of our future investments

•

future sources of revenue and/or income

•

increases in operating expenses

•

future trends with regard to net investment losses

•

how long cash on hand can sustain our operations

as well as other statements regarding our future operations, financial condition and prospects and business strategies.

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  The following discussion should be read in conjunction with our Annual Report on Form 10-KSB, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are a financial services company that invests in, coaches and assists biomedical companies in listing their securities on over the counter or national exchanges.  We were initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida.  Since inception we have been involved in a number of industries.  In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940.   On June 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940.  The Company is first reporting as an operating BDC in this 10Q-SB.

Investment Strategy

The Company intends to make strategic investments in private biomedical companies with distinctive IP and well-defined, near-term applications that address significant and quantifiable markets. The Investment Committee has adopted a charter wherein these criteria will be weighed against other criteria including strategic fit, management ability, and the incremental value that the Company can bring to the potential client.  The potential client must also be willing to comply with the Company’s requirement as a BDC to offer significant managerial oversight and guidance, including the right of the Company to a seat on the then client’s board of directors.

As a BDC, the Company is required to have at least 70% of its assets in “eligible portfolio companies” which are loosely defined as any domestic company which is not publicly traded at the time of investment or that has assets less than $4 million. The Company has stated in its Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

Portfolio Investments

During the three months ending March 31, 2006, we did not add any companies to our portfolio. Our portfolio is comprised of three companies;

▪

Neuralstem, Inc., a private company focusing on human neural stem cell research and development.

▪

American Stem Cell, a private development stage company focusing on consolidating IP related to stem cell research.

▪

SuperOxide Health Sciences, Inc., a private development stage company focused on the medical applications of airborne superoxide ions.

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared. We did not have any Investment Income for the quarter ended March 31, 2006 or 2005.

Operating Expenses

For the quarter ended March 31, 2006, operating expenses were $247,526 compared to $57,793 for the quarter ended March 31, 2005. The 2006 amount consisted of professional services and consulting fees, non-cash stock option expense and general overhead.  The increase of $189,733 in the three month period ending March 31, 2006 as compared to the comparable period of 2005 is primarily attributable to increases in professional fees, non-cash stock option expense and higher general and administrative expenses including insurance, stemming from increased activity in managing our portfolio companies.  We anticipate operational expenses to continue to increase as we add more companies to our portfolio.

Net Investment Income/Loss

For the first quarter of 2006, net investment income was $(248,326) compared to $(58,593) for the same quarter of 2005.  The 2006 amount consisted primarily of professional services and consulting fees, non-cash stock option expense and general overhead.  The increase of $189,733 in the three month period ending March 31, 2006 as compared to the comparable period of 2005 is primarily attributable to the increases in professional fees, non-cash stock option expense and higher general and administrative expenses associated with increased activity in our portfolio companies and our inability to have yet recognized investment income.  We anticipate our net income loss to continue to increase as we add more companies to our portfolio and hold the securities of our portfolio companies for long term capital growth.

Liquidity and Capital Resources

The company has generated operating losses in the three-month period ending March 31, 2006 and in prior years and has generated an accumulated deficit of $8,219,967 as of March 31, 2006.  During the three month period ended March 31, 2006, we satisfied our working capital needs from: (i) cash on hand at the beginning of the period; (ii) gross proceeds from the sale of our common shares totaling $145,000; and (iii) an increase in current liabilities of $81,122.  We believe the cash on hand will last through September of 2006.  The Company will require additional capital to meet its operating needs.  There is no assurance that the Company will be able to raise any additional funds through the issuance of its preferred or common shares or that any funds made available will be adequate for the Company to continue as a going concern.  Further, if the Company is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

Item 3. Control and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures were effective as of March 31, 2006.

In evaluating changes in internal control over financial reporting during the quarter ended March 31, 2006, management identified no changes in its internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 4, 2003 the Company and certain of its officers and consultants were named as defendants in a lawsuit by Eco Air Technologies and Svenska Gellenvent AB alleging ownership of certain technologies which the Company believed to be owned by its wholly owned subsidiary, O2 Technology, Inc. (“O2”).  On August 20, 2004, the Company answered the complaint and filed a cross-complaint against certain shareholders of O2 for rescission of the O2 acquisition agreement, return of the Company’s common shares and compensatory and punitive damages.  In October 2005, the Company executed a settlement agreement with Eco Air Technologies whereby the Company relinquished any claims it may have to the technologies in question and obtained certain marketing rights in several foreign countries and in domestic market niches.  The cross-complaint filed by the Company against O2 shareholders and their attorney and the subsequent cross complaint against the Company by O2 shareholders are unaffected by this settlement and are still being pursued by the parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding securities issued by the registrant for the three-month period ending March 31, 2006.

On August 23, 2005, we entered into a financial public relations consulting agreement with Equity Communications, LLC. As part of the agreement, we agreed to issue Equity Communications an option to purchase 160,000 shares of our common stock at $0.50 per share with piggy-back registration rights. The options began vesting on November 1, 2005 as follows; 60,000 shares vested immediately and 100,000 shares will vest on August 1, 2006 in the event that the consulting agreement is not previously terminated. The term of the option will be for a five year period commencing on November 1, 2005 and terminating on November 1, 2010.  We valued the grant at $27,236 for pro-forma financial statement purposes using the Black-Scholes option-pricing model and recorded this amount as an expense in this quarter. Due to an unintended oversight, the options were not issued until now.

On January 18, 2006, we issued to Mr. W.J. Reininger, in connection with his employment, a stock option to purchase 50,000 common shares at $0.50 per share, vesting immediately, with piggy-back registration rights, and exercisable for a period of three (3) years. We valued the grant at $10,529 for pro-forma financial statement purposes using the Black-Scholes option-pricing model and recorded this amount as an expense in this quarter.

On February 7, 2006, we issued to Mr. Richard Abruscato, in connection with his employment, a stock option to purchase 175,000 common shares at $0.50 per share during the period ending on February 7, 2013, with piggy-back registration rights. The option vest as follows: 125,000 shares were vested on the effective date of the grant and the balance of 50,000 shares vest on December 31, 2006 provided Mr. Abruscato is still providing services to Regal on that date. We valued the grant at $43,886 for pro-forma financial statement purposes using the Black-Scholes option-pricing model and recorded $31,347 of this amount as an expense in this quarter.

On March 7, 2006, we issued to Mr. Richard Hull, in connection with his employment as our President and Chief Operating Officer, a non-qualified stock option to purchase 500,000 common shares at $0.50 per share.  The option vests as follows: (i) 200,000 vested immediately; (ii) 50,000 shares upon Regal raising over $500,000 in new capital; (iii) 50,000 shares upon successful completion of the Neuralstem SB-2 registration; (v) 50,000 shares upon successful completion of the SB-2 registration of the third Regal client; (vi) 50,000 shares shall vest on March 7, 2007 provided Mr. Hull is still employed by Regal; and (vii) 50,000 shares shall vest on March 7, 2008 provided he is still employed by Regal.  The option has a term of ten years and expires on March 10, 2016, and has piggy-back registration rights. We valued the grant at $168,608 for pro-forma financial statement purposes using the Black-Scholes option-pricing model and recorded $67,443 of this amount as an expense in this quarter.

On March 31, 2006, we completed a private placement of our securities to four accredited investors. In connection with the offering, we sold a total of 362,500 unregistered common shares resulting in gross proceeds to the company of $145,000.  As part of the offering we granted the investors piggy-back registration rights as well as certain rights providing for the issuance of additional shares in the event the Company’s next round of financing is completed at a price of less than $0.60 per share. The Company intends to use the proceeds for general working capital.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)

Index to Exhibits

Exhibit No	Description

10.1	Consulting Agreement and Option Grant between Regal One and W.J. Reininger dated January 18, 2006
10.2	Stock Option Grant between Regal One Corporation and Richard Abruscato dated February 20, 2006
10.3	Consulting Agreement and Option Grant between Regal One, Richard Hull and The Metaphase Group, Inc. dated March 10, 2006
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Office
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(b)

Reports filed on Form 8-K during the three (3) months ending on March 31, 2006

On February 17, 2006, the Company filed a Current Report on Form 8-K announcing the appointment of Mr. Carl D. Perry and Dr. Neil D. Williams to the Board of Directors.

On March 10, 2006, the Company filed a Current Report on Form 8-K announcing the Company reported Richard Hull as the Company's new President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGAL ONE CORPORATION

/s/ Malcolm R. Currie

Malcolm R Currie, Chairman and Chief Executive Officer

Dated: May 19, 2006

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 19, 2006	/s/ Malcolm Currie
Malcolm Currie, Chairman, CEO, & Acting Secretary, & Treasurer

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Malcolm R. Currie, Chief Financial Officer of Regal One Corporation. ("Company"), certify that:

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 19, 2006	/s/ Malcolm Currie
Malcolm R. Currie, Acting Chief Financial Officer

Exhibit 32.1

Certification required by Rule 13a-14(b) or

Rule 15d-14(b) and Section 906 of

the Sarbanes-Oxley Act of 2002

            In connection with the Quarterly Report of Regal One Corporation (the “Company”) on Form        10-QSB for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Malcolm Currie, Chairman, CEO, & Acting Secretary, & Treasurer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 19, 2006	/s/ Malcolm Currie
Malcolm Currie, Chairman, CEO, & Acting Secretary, & Treasurer

A signed original of this written statement required by Section 906 has been provided to Regal One Corporation and will be retained by Regal One Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification required by Rule 13a-14(b) or

Rule 15d-14(b) and Section 906 of

the Sarbanes-Oxley Act of 2002

            In connection with the Quarterly Report of Regal One Corporation (the “Company”) on Form        10-QSB for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Malcolm R. Currie, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 19, 2006	/s/ Malcolm R. Currie
Malcolm Currie, Acting Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Regal One Corporation and will be retained by Regal One Corporation and furnished to the Securities and Exchange Commission or its staff upon request.