Form 10QSB
period 2006-06-30
REGAL ONE CORP
filed 2006-08-09
CIK 845385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of the

        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended June 30, 2006

or

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

As of June 30, 2006, the Company had 4,633,067 shares of common stock issued and outstanding and 100,000 shares of convertible preferred stock issued and outstanding, with that total number of preferred shares convertible into 10,000,000 shares of the Company's common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

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

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors

 Regal One Corporation

I have reviewed the accompanying balance sheet of Regal One Corporation as of June 30, 2006 and the related statements of operations and cash flows for the three-month and six-month periods ended June 30, 2006 and 2005.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my reviews.

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

As discussed in Note 1 “Basis of Presentation”, consolidated financial statements were included in the 2004 quarterly 10-QSB filings with the SEC.  However, because of pending litigation between the Company and its wholly owned subsidiary it was not possible to consolidate the parent company with its subsidiary as of June 30, 2006, March 31, 2006 and December 31, 2005 and for operations and cash flows for the quarter and year periods then ended.

George Brenner, CPA

Los Angeles, California

August 3, 2006

Item 1.  Financial Statements

REGAL ONE CORPORATION

BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006 (Unaudited)	Dec 31, 2005 (Audited)
ASSETS
Current Assets
Cash	$ 29,110	$ 1,283
Prepaid Expense	3,000	3,000
Miscellaneous Receivable	5,296	5,296
Advances to Subsidiary	518,490	518,490
Less: Allowance for Collectability of Advance to Subsidiary	(518,490)	(518,490)
Total Current Assets	37,406	9,579
Deferred Tax Assets – net	---	---
Investments
Investment in Subsidiary	649,526	649,526
Less: Impairment of Value of Investment in Subsidiary	(649,526)	(649,526)
Investments in Non-Affiliated Portfolio Companies	579,210	229,087
Total Investments	579,210	229,087
TOTAL ASSETS	$ 616,616	$ 238,666

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to Stockholders and Officers	$ 213,258	$ 200,258
Accounts Payable and Accrued Liabilities	394,950	320,105
Total Current Liabilities	608,208	520,363
Stockholders’ Equity (Deficit)
Preferred Stock, no par value
Series A - Authorized 50,000 shares; 0 issued and outstanding in 2006 and 2005	---	---
Series B - Authorized 500,000 shares; 100,000 issued and outstanding in 2006 and 2005	500	500
Common Stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 4,633,067 and 4,270,567 as of Mar 31, 2006 and Dec 31, 2005, respectively	8,184,567	8,039,567
Paid In Capital	136,555	---
Accumulated Deficit	(8,313,213)	(8,321,764)
Net Stockholders’ Equity (Deficit)	8,408	(281,697)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 616,616	$ 238,666
Net Asset Value Per Common Share	$ 0.002	$ (0.066)

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION SCHEDULE OF INVESTMENTS JUNE 30, 2006 (Unaudited)

Equity Investments:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value	Affiliation

Neuralstem	Biomedical company	7%	$ 52,791	(1)	$ 472,623	No
American Stem Cell	Biomedical company	8%	$ 34,087		$ 34,087	No
SuperOxide Health Sciences	Biomedical company	8%	$ 145,000		$ 72,500	No
Total Investments			$231,878		$ 579,210

(1) 970,000 of the Neuralstem shares held by Regal are subjective to forfeiture based on a contingency concerning the effective date of Neuralstem’s SB-2 registration; these shares have not been included in the unrealized appreciation adjustment made in the Quarter and six months ended June 30, 2006.

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION
STATEMENTS OF CHANGE IN NET ASSETS

(Unaudited)

	For the Six Months Ended June 30, 2006	For the Year Ended December 31, 2005

OPERATIONS:
Net investment loss	$ (338,782)	$ (222,060)

Net unrealized gain (loss) on investment transactions	347,332	---

Net increase in net assets resulting from operations	8,550	(222,060)

SHAREHOLDER ACTIVITY:
Stock sales and vested Options	281,555	390,000

NET INCREASE (DECREASE) IN ASSET VALUE	290,105	167,940

NET ASSETS:
Beginning of Period	(281,697)	(449,637)

End of Period	$ 8,408	$ (281,697)

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2006 and 2005

 (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Investment Income	$ ---	$ ---	$ ---	$ ---

Operating Expenses
Professional Services	73,528	83,338	171,064	140,518
Stock Option Expense	---	---	136,555	---
Other Selling, General and Administrative Expenses	16,928	3,106	30,363	3,769
Total Operating Expenses	90,456	86,494	337,982	144,287
Net Operating Income (Loss)	(90,456)	(86,494)	(337,982)	(144,287)
Other Income	---	---	---	---
Net Income (Loss) Before Provision for Income Taxes	(90,456)	(86,494)	(337,982)	(144,287)
Income Tax Expenses	---	---	800	800
Net Investment Income (Loss)	(90,456)	(86,494)	(338,782)	(145,087)
Realized and Unrealized Gain (Loss) from Investments
Net Realized Gain	---	---	---	---
Net Increase in Unrealized Appreciation (Depreciation)	(2,791)	---	347,332	---
Net Realized and Unrealized Gain	(2,791)	---	347,332	---
Net Income (Loss)	$ (93,247)	$ (86,494)	$ 8,550	$ (145,087)
Weighted Average Number of Common Shares	4,449,825	3,800,930	4,360,691	3,730,321
Basic Net Income (Loss) Per Common Share	$ (0.021)	$ (0.023)	$ 0.002	$ (0.039)
Basic and Diluted Net Income (Loss) Per Common Share	$ (0.021)	$ (0.023)	$ 0.001	$ (0.039)

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

 (Unaudited)

	2006	2005
Cash Flows from operating activities:
Net Income (Loss)	$ 8,550	$ (145,087)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options	136,555	---
Stock for services	---	40,000
Increase in investments in portfolio companies	(347,332)	---

Changes in operating assets and liabilities:
Increase in Due to Stockholders and Officers	13,000	58,000
Increase in temporary overdraft	---	181
Increase (decrease) in Accounts Payable and Accrued Exps.	72,054	44,334
Total Adjustments	(125,723)	142,515
Net cash provided by (used in) operating activities	(117,173)	(2,572)
Cash Flows used in Investing Activities:
Investment in Portfolio Companies	---	(135,000)
Net cash provided by (used in) investing activities	---	(135,000))
Cash Flows from Financing Activities:
Stockholder loans	---	---
Stock option exercises	---	135,000
Sale of common stock	145,000	---
Net cash provided by financing activities	145,000	135,000
Net (decrease) increase in cash	27,827	(2,572)
Cash at beginning of period	1,283	2,572
Cash at end of period	$ 29,110	$ ---
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ ---	$ ---
Cash paid for income taxes	$ ---	$ ---
Non-Monetary Transactions:		None
Increase in Investment in Portfolio Companies	$ 2,791
Stock options	136,555
Total Non-Monetary Transactions	$ 139,346

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

STATEMENTS OF FINANCIAL HIGHLIGHTS

 (Unaudited)

Per Unit Operating Performance:

	Six Months Ended June 30, 2006	Year ended December 31, 2005
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.061)	(0.105)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.073)	(0.052)
Net realized and unrealized gain (loss) on investment transactions	0.075	-

Total from investment operations	0.002	(0.052)

Net increase in net assets resulting from stock transactions	0.061	0.091

NET ASSET VALUE, END OF PERIOD	$0.002	$(0.066)
TOTAL NET ASSET VALUE RETURN	103%	37.4%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$8,408	$(281,697)
Ratios to average net assets:
Net expenses	4029%	20.8%
Net investment loss	(4029%)	(20.8%)
Portfolio Turnover Rate	---	---

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

See Registered Accountant’s Report

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company") located in Los Angeles, California, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida.  Since inception we have been involved in a number of industries.  In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940.   On June 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940.  The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

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

The accompanying unaudited financial statements for the quarters ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended June 30, 2006 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 – GOING CONCERN

For the fiscal year ended December 31, 2005, the independent auditor’s report included an explanatory paragraph calling attention to a going concern issue.  The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern.  However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time.  In addition, the Company has suffered recurring losses and at June 30, 2006 has an accumulated deficit.  These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.  Management did release and close an equity offering in the first quarter, ended March 31, 2006, raising $145,000 from the sale of common stock.  Management plans to raise additional debt and/or equity capital and to initiate revenues over the balance of this fiscal year  The Company anticipates that through its investments in portfolio companies it will be able to achieve profitable operations.  However, there can be no assurance that this will be the case.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 – EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock.  There were no equity sales in the quarter ended June 30, 2006.

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter.  An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in the quarter for the vested options.  All the options are exercisable at the price of $0.50 per share, equal to or higher than the public share price on the dates of the grants, and option lives ranged from 3 years to 10 years.  No options were exercised during the quarter.  During the quarter ended June 30, 2006, no additional options were granted or vested, and no additional option expense was realized.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due stockholders and officers of $213,258 was unchanged in the quarter ended June 30, 2006 and it represents advances which are non-interest bearing, un-secured and payable on demand.  Through June 30, 2006 there have been no demands made on Regal One to make any related payments.

In 2005, Regal signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  Assuming full exercise of all rights by Regal One, it may acquire up to 40% of SuperOxide Health Sciences.  As of December 31, 2005, Regal One had made a total investment of $145,000 in SOHS as part of the agreement and in the quarter ended March 31, 2006 made a valuation adjustment to reduce the carrying cost of this investment to $72,500, and reflects the carrying cost net of the unrealized valuation adjustment in its balance sheet.  No further investment or valuation adjustment was made in the quarter ended June 30, 2006.  A principal of SOHS is also principal shareholder of Regal One.

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

Overview

We are a financial services company which coaches and assists biomedical companies through the use of our network of professionals in listing their securities on over the counter or national exchanges.  We were initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida.  Since inception we have been involved in a number of industries.  In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940.   On June 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940.

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

Portfolio Investments

During the three month periods ending March 31, 2006 and June 30, 2006, we did not add any companies to our portfolio. Our portfolio is comprised of three companies;

▪

Neuralstem, Inc., a private company focusing on human neural stem cell research and development.

▪

American Stem Cell, a private development stage company focusing on consolidating IP related to stem cell research.

▪

SuperOxide Health Sciences, Inc., a private development stage company focused on the medical applications of airborne superoxide ions.

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared. We did not have any Investment Income for the quarters ended June 30, 2006 or 2005.

Operating Expenses

For the quarter ended June 30, 2006, operating expenses were $90,456 compared to $86,494 for the quarter ended June 30, 2005. The 2006 amount consisted of professional services and consulting fees and general overhead.  The increase of $3,962 in the three month period ending June 30, 2006 as compared to the comparable period of 2005 is primarily attributable to increases general and administrative expenses stemming from increased activity in managing our portfolio companies.

For the six months ended June 30, 2006, operating expenses were $338,782 compared to $145,087 for the six months ended June 30, 2005. The 2006 amount consisted of professional services and consulting fees and general overhead.  The increase of $193,695 in the six month period ending June 30, 2006 as compared to the comparable period of 2005 is primarily attributable to increases in stock option expenses, and to increases in professional services and general and administrative expenses stemming from increased activity in managing our portfolio companies.

We anticipate operational expenses will continue to increase as we add more companies to our portfolio.

Net Investment Income/Loss

For the second quarter of 2006, net investment loss was $90,456 compared to $86,494 for the same quarter of 2005.  The 2006 amount consisted primarily of professional services and consulting fees and general overhead.  The increase of $3,962 in the three month period ending June 30, 2006 as compared to the comparable period of 2005 is primarily attributable to the increases in general and administrative expenses associated with increased activity in our portfolio companies and our inability to have yet recognized investment income.

For the six months ended June 30, 2006, net investment loss was $338,782 compared to $145,087 for the six months ended June 30, 2005. The 2006 amount consisted of professional services and consulting fees and general overhead.  The increase of $193,695 in the six month period ending June 30, 2006 as compared to the comparable period of 2005 is primarily attributable to increases in stock option expenses, and to increases in professional services and general and administrative expenses stemming from increased activity in managing our portfolio companies.

We anticipate our net investment loss will continue to increase as we add more companies to our portfolio and hold the securities of our portfolio companies for long term capital growth.

Liquidity and Capital Resources

The Company has generated operating losses in the six-month period ending June 30, 2006 and in prior years and has generated an accumulated deficit of $8,313,213 as of June 30, 2006.  During the six month period ended June 30, 2006, we satisfied our working capital needs from: (i) cash on hand at the beginning of the period; (ii) gross proceeds from the sale of our common shares totaling $145,000; (iii) an increase in loans due to officers of $13,000, and (iv) an increase in accounts payable and current liabilities of $74,845.

We believe the cash on hand will last through September of 2006.  As of June 30, 2006 the Company had a negative working capital of $570,802.  The Company will require additional capital to meet its operating needs.  There is no assurance that the Company will be able to raise any additional funds through the issuance of its preferred or common shares or that any funds made available will be adequate for the Company to continue as a going concern.  Further, if the Company is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

Item 3. Control and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures were effective as of June 30, 2006.

In evaluating changes in internal control over financial reporting during the quarter ended June 30, 2006, management identified no changes in its internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART 1I - OTHER INFORMATION

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

None

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 4, 2006	/s/ Malcolm Currie
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 4, 2006	/s/ Malcolm Currie
Malcolm R. Currie, Acting Chief Financial Officer

Exhibit 32.1

Certification required by Rule 13a-14(b) or

Rule 15d-14(b) and Section 906 of

the Sarbanes-Oxley Act of 2002

            In connection with the Quarterly Report of Regal One Corporation (the “Company”) on Form        10-QSB for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Malcolm Currie, Chairman, CEO, & Acting Secretary, & Treasurer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 4, 2006	/s/ Malcolm Currie
Malcolm Currie, Chairman, CEO, & Acting Secretary, & Treasurer

A signed original of this written statement required by Section 906 has been provided to Regal One Corporation and will be retained by Regal One Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification required by Rule 13a-14(b) or

Rule 15d-14(b) and Section 906 of

the Sarbanes-Oxley Act of 2002

            In connection with the Quarterly Report of Regal One Corporation (the “Company”) on Form        10-QSB for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Malcolm R. Currie, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 4, 2006	/s/ Malcolm R. Currie
Malcolm Currie, Acting Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Regal One Corporation and will be retained by Regal One Corporation and furnished to the Securities and Exchange Commission or its staff upon request.