Form 10-Q
period 2006-09-30
REGAL ONE CORP
filed 2006-11-17
CIK 845385

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-17843

REGAL ONE CORPORATION
(Name of small business issuer in its charter)

Florida	95-4158065
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

11300 West Olympic Blvd, Suite 800, Los Angeles, CA 90064
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: (310) 312-6888

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐ No  ☒

As of November 14, 2006 there were: (i) 4,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

PART 1 - FINANCIAL INFORMATION

George Brenner, CPA
A Professional Corporation
10680 W. PICO BOULEVARD, SUITE 260
LOS ANGELES, CALIFORNIA 90064
310/202-6445 - Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Regal One Corporation

I have reviewed the accompanying balance sheet of Regal One Corporation as of September 30, 2006 and the related statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 1 “Basis of Presentation”, consolidated financial statements were included in the 2004 quarterly 10-QSB filings with the SEC. However, because of pending litigation between the Company and its wholly owned subsidiary it was not possible to consolidate the parent company with its subsidiary as of September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005 and for operations and cash flows for the quarter and year periods then ended.

As discussed in Note 2, certain conditions raise substantial doubt that the Company may be able to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

George Brenner, CPA
Los Angeles, California
November 14, 2006

Item 1. Financial Statements

REGAL ONE CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	Sept 30, 2006 (Unaudited)	Dec 31, 2005 (Audited)
ASSETS
Current Assets
Cash	$35,848	$1,283
Prepaid Expense	25,300	3,000
Miscellaneous Receivable	6,096	5,296
Advances to Subsidiary	518,490	518,490
Less: Allowance for Collectability of Advance to Subsidiary	(518,490)	(518,490)
Total Current Assets	67,244	9,579
Deferred Tax Assets - net	---	---
Investments
Investment in Subsidiary	649,526	649,526
Less: Impairment of Value of Investment in Subsidiary	(649,526)	(649,526)
Investments in Non-Affiliated Portfolio Companies	931,235	229,087
Total Investments	931,235	229,087
TOTAL ASSETS	$998,479	$238,666

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to Stockholders and Officers	$213,258	$200,258
Accounts Payable and Accrued Liabilities	392,052	320,105
Loan Payable	100,000	---
Contingent Litigation Fees	75,000	---
Dividend Payable	250,118	---
Total Current Liabilities	1,030,498	520,363
Stockholders’ Equity (Deficit)
Preferred Stock, no par value
Series A - Authorized 50,000 shares; 0 issued and outstanding in 2006 and 2005	---	---
Series B - Authorized 500,000 shares; 100,000 issued and outstanding in 2006 and 2005	500	500
Common Stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 4,633,067 and 4,270,567 as of Sept. 30, 2006 and Dec 31, 2005, respectively	8,184,567	8,039,567
Paid in Capital	179,587	---
Dividend Declared	(250,188)	---
Accumulated Deficit	(8,146,485)	(8,321,764)
Net Stockholders’ Equity (Deficit)	(32,019)	(281,697)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$998,479	$238,666
Net Asset Value Per Common Share	$(0.007)	$(0.066)

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2006
(Unaudited)

Equity Investments:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value	Affiliation

Neuralstem	Biomedical company	7%	$73,600	$897,148 (1)	No

American Stem Cell	Biomedical company	8%	$34,087	$34,087	No

SuperOxide Health Sciences	Biomedical company	8%	$145,000	$0(2)	No

	Total Investments		$252,687	$931,235

(1)
Increase in value from June 30, 2006 due to inclusion of shares that were at that time subject to potential forfeiture based on a contingency concerning the effective date of Neuralstem’s SB-2 registration. Of a total of 1,000,000 shares potentially subject to forfeiture, 51,000 were returned to Neuralstem and the balance is no longer subject to forfeit. As of September 30, 2006, the 1,794,287 Neuralstem shares held after the forfeit have been valued above. Of those shares, 500,376 Neuralstem shares are reserved for a Regal dividend of record. Regal also has five year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. Therefore no value has yet been assigned to these warrants

(2)	In the quarter ended September 30, 2006, the Company wrote off the remainder of the investment since SOHS advised that it had no resources to continue operating and was being dissolved

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION
STATEMENTS OF CHANGE IN NET ASSETS
(Unaudited)

	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005

OPERATIONS:

Net investment loss	$(503,269)	$(222,060)

Net unrealized gain (loss) on investment transactions	678,548	---

Net increase in net assets resulting from operations	175,279	(222,060)

SHAREHOLDER ACTIVITY:

Stock sales ($145,000), vested Options ($153,416) and Warrants ($26,171), Less Dividend Declared ($250,188)	74,399	390,000

NET INCREASE (DECREASE) IN ASSET VALUE	249,678	167,940

NET ASSETS:
Beginning of Period	(281,697)	(449,637)

End of Period	$(32,019)	$(281,697)

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended September 30				Nine Months Ended September 30
	2006		2005		2006		2005

Investment Income	$	---	$	---	$	---	$	---

Operating Expenses
Professional Services		59,377		13,833		220,914		154,351
Stock Option Expense		16,861		---		153,416		---
Reserve for Litigation Fees		75,000		---		75,000		---
Other Selling, General and Administrative Expenses		13,249		1,733		53,139		5,502
Total Operating Expenses		164,487		15,566		502,469		159,853
Net Operating Income (Loss)		(164,487)		(15,566)		(502,469)		(159,853)
Other Income		---		---		---		---
Net Income (Loss) Before Provision for Income Taxes		(164,487)		(15,566)		(502,469)		(159,853)
Income Tax Expenses		---		831		800		1,631
Net Investment Income (Loss)		(164,487)		(16,397)		(503,269)		(161,484)
Realized and Unrealized Gain (Loss) from Investments
Net Realized Gain		---		---		---		---
Net Increase in Unrealized Appreciation (Depreciation)		331,216		---		678,548		---
Net Realized and Unrealized Gain		331,216		---		678,548		---
Net Income (Loss)		$166,729		$(16,397)		$175,279		$(161,484)
Weighted Average Number of Common Shares		4,633,067		4,215,299		4,452,481		3,893,537
Basic Net Income (Loss) Per Common Share		$0.036		$(0.004)		$0.039		$(0.041)
Weighted Average Number of Fully Diluted Shares		14,633,067		14,215,299		14,452,481		13,893,537
Basic and Diluted Net Income (Loss) Per Common Share		$0.011	$	N/A		$0.012	$	N/A

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006		2005
Cash Flows from operating activities:
Net Income (Loss)		$175,279		$(161,484)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options		153,416
Stock for services		---		103,373
Increase in investments in portfolio companies		(678,548)		---
Amortization of Loan Origination Fee		3,872		---
Changes in operating assets and liabilities:
Increase in Due to Stockholders and Officers		13,000		15,000
Reserve for Litigation Fees		75,000		---
Increase in investment in portfolio companies		(20,809)		---
Increase in Miscellaneous Receivable		(800)		(831)
Increase (decrease) in Accounts Payable and Accrued Exps.		69,155		(17,935)
Total Adjustments		(385,714)		(99,607)
Net cash provided by (used in) operating activities		210,435		(61,878)
Cash Flows used in Investing Activities:
Investment in Portfolio Companies		---		(145,000)
Net cash provided by (used in) investing activities		---		(145,000)
Cash Flows from Financing Activities:
Loan Payable		100,000		---
Stock option exercises		---		205,000
Sale of common stock		145,000		---
Net cash provided by financing activities		245,000		205,000
Net (decrease) increase in cash		34,565		(1,878)
Cash at beginning of period		1,283		2,572
Cash at end of period		$35,848		$695
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$	---	$	---
Cash paid for income taxes		$800		$1,631
Non-Monetary Transactions:
Stock options		153,416		---
Dividend Payable in 500,376 portfolio company shares		250,188		---
Warrant for Prepaid Expense		26,171		---
Investment for assumption of Accounts Payable		---		27,502
Shares for services and debt conversion		---		185,000
Total Non-Monetary Transactions		$507,566		$212,502

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION
STATEMENTS OF FINANCIAL HIGHLIGHTS
(Unaudited)

Per Unit Operating Performance:

	Nine Months Ended September 30, 2006	Year ended December 31, 2005

NET ASSET VALUE, BEGINNING OF PERIOD	$(0.063)	(0.105)

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.113)	(0.052)
Net realized and unrealized gain (loss) on investment transactions	0.152	-

Total from investment operations	0.039	(0.052)

Net increase in net assets resulting from stock transactions	0.017	0.091

NET ASSET VALUE, END OF PERIOD	$(0.007)	$(0.066)

TOTAL NET ASSET VALUE RETURN	49.6%	37.4%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$(32,019)	$(281,697)
Ratios to average net assets:
Net expenses	321%	20.8%
Net investment loss	(321%)	(20.8%)
Portfolio Turnover Rate	---	---

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

See Registered Accountant’s Report

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business
Regal One Corporation (the "Company") located in Los Angeles, California, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals. Typically these services are provided to early stage biomedical companies who can benefit from our network of professions and other partners. As a result of our clients’ early stage of development, they typically have limited resources and compensate us for our services in capital stock. Accordingly, although our primary business is to provide consulting services and not to be engaged, directly or through wholly-owned subsidiaries, in the business of investing, reinvesting, owning, holding or trading in securities, we may nonetheless be considered an investment company as that term is defined in the Investment Company Act of 1940 (1940 Act). In order to lessen the regulatory restrictions associated with the requirements of the 1940 Act, on June 16, 2005 we elected to be treated as a Business Development Company (BDC) in accordance with sections 55 through 65 of the 1940 Act.

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

The accompanying unaudited financial statements for the quarters ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended September 30, 2006 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - GOING CONCERN

For the fiscal year ended December 31, 2005, the independent auditor’s report included an explanatory paragraph calling attention to a going concern issue. The accompanying financial statements have been prepared assuming that Regal One Corporation will continue as a going concern. However, the Company's ability to generate sufficient cash flows to meet its obligations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. In addition, the Company has suffered recurring losses and at September 30, 2006 has an accumulated deficit. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management did release and close an equity offering in the first quarter, ended March 31, 2006, raising $145,000 from the sale of common stock. Management also raised $100,000 via a secured loan in the quarter ended September 30, 2006 and plans to raise additional debt and/or equity capital and to initiate revenues over the balance of this fiscal year. The Company anticipates that through its investments in portfolio companies it will be able to achieve profitable operations. However, there can be no assurance that this will be the case. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock. There were no equity sales in the quarter ended September 30, 2006.

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter. An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in that quarter for the vested options. All the options are exercisable at the price of $0.50 per share, equal to or higher than the public share price on the dates of the grants, and option lives ranged from 3 years to 10 years. No options were exercised during this quarter. During the quarter ended September 30, 2006, no additional options were granted but 50,000 options vested in conjunction with the effective date of the Neuralstem SB-2 registration, a contractual milestone, and an additional option expense of $16,861 was realized.

In conjunction with the Neuralstem registration, the contingency delaying Regal’s previously declared dividend in Neuralstem shares has been removed. Regal now anticipates that the dividend of 500,376 Neuralstem shares owned by Regal will be paid before the end of the year. Since the record date for this dividend occurred earlier in the year, Regal has recorded a payable for this dividend in the quarter ended September 30, 2006 using the per share valuation reflected in the portfolio balance at that date and has also recorded that valuation as a reduction in the equity section. As of the payment date, that valuation will be adjusted to the then existing fair market value of the Neuralstem shares and the Neuralstem valuation in Regal’s portfolio balance will then be reduced by that final dividend amount.

In connection with the secured loan received during the quarter ended September 30, 2006, warrants to purchase 75,000 shares of Regal’s stock were issued to the lender as a commitment fee. These warrants have been valued under the Black-Scholes Pricing Model and $26,171 was recognized in that quarter as prepaid expense to be amortized on a straight line basis over the maximum one year term of the loan. Accordingly, $3,872 of that prepaid expense was amortized and recognized as a loan fee during that quarter. The warrants are exercisable for five years at the price of $0.60 per share, which was higher than the public share price on the date of the grant.

NOTE 4 - DEFFERED TAXES

The Company realized a net income in the quarter and nine months ended September 30, 2006 due to the unrealized appreciation on its investments. The deferred taxes on this net income are offset by the tax benefit arising from a Net Operating Loss carryforward that the Company has for income tax purposes. The Company’s deferred tax benefits totaled $1,306,000 at December 31, 2005 and were fully reserved at that time.

NOTE 5 - RELATED PARTY TRANSACTIONS

The amount due stockholders and officers of $213,258 was unchanged in the quarter ended September 30, 2006 and it represents advances which are non-interest bearing, unsecured and payable on demand. Through September 30, 2006 there have been no demands made on Regal One to make any related payments.

In 2005, Regal signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  As of December 31, 2005, Regal One had made a total investment of $145,000 in SOHS as part of the agreement and in the quarter ended March 31, 2006 made a valuation adjustment to reduce the carrying cost of this investment to $72,500. In the quarter ended September 30, 2006, the Company wrote off the remainder of the investment since SOHS advised that it had no resources to continue operating and was being dissolved. A principal of SOHS is also principal shareholder of Regal One.

In connection with the previously announced lawsuit versus the principals of Regal’s wholly owned subsidiary, O2 Technology, and as further defined in Note 1, Regal continues to pursue recovery of its investment in O2. During the quarter ended September 30, 2006, management elected to establish a reserve for costs that may arise in pursuing the suit. Accordingly, a contingent liability and expense of $75,000 has been recorded in that quarter.

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

The following discussion is qualified by reference to, and should be read in conjunction with the Company's financial statements and the notes thereto, and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2005 included in the Company's Annual Report on Form 10−K.

Overview

We are a financial services company which coaches and assists biomedical companies through the use of our network of professionals in listing their securities on over the counter or national exchanges.

We were initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals. Typically these services are provided to early stage biomedical companies who can benefit from our network of professions and other partners.

As a result of our clients’ early stage of development, they typically have limited resources and compensate us for our services in capital stock. Accordingly, although our primary business is to provide consulting services and not to be engaged, directly or through wholly-owned subsidiaries, in the business of investing, reinvesting, owning, holding or trading in securities, we may nonetheless be considered an investment company as that term is defined in the Investment Company Act of 1940 (1940 Act). In order to lessen the regulatory restrictions associated with the requirements of the 1940 Act, on June 16, 2005 we elected to be treated as a Business Development Company (BDC) in accordance with sections 55 through 65 of the 1940 Act.

Pursuant to the requirements of the Investment Company Act of 1940, as amended, the Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts although doing so does not relieve the Board of its obligations to determine fair value. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value may be assigned a discount reflecting the particular nature of the investment.

The Board of Directors bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities.

Strategy

We intend to focus our efforts on assisting private biomedical companies with distinctive IP and well-defined, near-term applications that address significant and quantifiable markets, and that can benefit from our network of business professional. Our Investment Committee has adopted a charter wherein these criteria will be weighed against other criteria including strategic fit, management ability, and the incremental value that the Company can bring to the potential client. The potential client must also be willing to comply with the Company’s requirement as a BDC to offer significant managerial oversight and guidance, including the right of the Company to a seat on the then client’s board of directors.

Portfolio

During the three month period ending September 30, 2006 as compared to June 30, 2006, we did not add any companies to our portfolio. Our portfolio is as follows:

▪
Neuralstem, Inc. (“Neuralstem”) is a private company with a mission to cure diseases of the central nervous system (such as ischemic spastic paraplegia, traumatic spinal cord injury, ALS, and Parkinson’s disease) utilizing patented human neural stem cell technology

▪	American Stem Cell (“ASC”) is a private development stage company with plans to acquire stem cell companies
▪
SuperOxide Health Sciences, Inc. (“SOHS”) is a privately owned development stage company that was looking to commercialize medical applications of airborne superoxide ions, and is now in the process of dissolution

Financial Condition Overview

The Company's total assets were $998,479 and its net assets were $(32,019) at September 30, 2006, compared to $616,616 and $8,408, respectively, at June 30, 2006. Net assets decreased by $40,427 for the three months ended September 30, 2006, and net asset value per share was $(0.007) per share at September 30, 2006 and $0.002 per share at June 30, 2006.

The changes in total assets during the three months ended September 30, 2006 were primarily attributable to an increase in total portfolio investment value of $352,025. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities. For example, the Company suffered an unrealized loss of $72,500 on its holdings of SuperOxide Health Sciences in the three months ended September 30, 2006 as a result of a decline in the value of the portfolio shares from $72,500 to $0 during such time period. By contrast, the Company incurred an unrealized gain as a result of the acceptance by the SEC of the SB-2 registration of Neuralstem shares in the quarter ending September 30, 2006. Prior to this acceptance the Company was at risk of potentially forfeiting up to 1,000,000 Neuralstem shares. These shares were therefore not included in the valuation of its Neuralstem holdings as of June 30, 2006. Following the acceptance of Neuralstem’s registration statement and the resultant forfeit of 51,000 shares, the Company’s Investment Committee included the remaining shares in its valuation calculations. This resulted in an increase in the value of the Neuralstem Inc. shares to $897,148 on September 30, 2006 from $472,623 at June 30, 2006

The changes in net assets during the three months ended September 30, 2006 were primarily attributable to an increase in current liabilities of $422,290 that more than offset the increase in total assets of $381,863. The increase in current liabilities was primarily due to the assumption of a loan of $100,000, the inclusion of $75,000 in contingent litigation fees, and the inclusion of $250,118 dividend payable given the removal of the contingency delaying the Company’s previously declared dividend of Neuralstem shares.

The Company's financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company's help. These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

Result of Operations for the three month period ending September 30, 2006

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared. We did not have any Investment Income for the quarters ended September 30, 2006 or 2005.

Operating Expenses

For the quarter ended September 30, 2006, operating expenses were $164,487 compared to $15,566 for the quarter ended September 30, 2005. The 2006 amount consisted of professional services and consulting fees and general overhead. The increase of $148,921 in the three month period ending September 30, 2006 as compared to the comparable period of 2005 is primarily attributable to increases in professional service fees, stock option expenses and general and administrative expenses stemming from increased activity in managing our portfolio companies, as well as an increase in the reserve for anticipated litigation fees.

We anticipate operational expenses will continue to increase as we add more companies to our portfolio.

Net Investment Income/Loss

For the three months ending September 30, 2006, net investment loss was $164,487 compared to $16,397 for the same period in 2005. The 2006 amount consisted primarily of professional services and consulting fees and general overhead. The increase of $148,090 in the three month period ending September 30, 2006 as compared to the comparable period of 2005 is primarily attributable to the to increases in professional service fees, stock option expenses and general and administrative expenses stemming from increased activity in managing our portfolio companies, an increase in the reserve for anticipated litigation fees, and our inability to have yet recognized investment income.

We anticipate our net investment loss will continue to increase as we add more companies to our portfolio and hold the securities of our portfolio companies for long term capital growth.

Result of Operations for the nine month period ending September 30, 2006

Investment Income

We did not have any Investment Income for the nine month period ended September 30, 2006 or 2005.

Operating Expenses

For the nine month period ended September 30, 2006, operating expenses were $502,469 compared to $159,858 for the comparable period ended September 30, 2005. Expenses for the 2006 period consisted primarily of professional services and consulting fees and general overhead. The increase of $342,611 for the nine period ending September 30, 2006 as compared to the comparable period of 2005 is primarily attributable to increases in professional service fees, stock option expenses and general and administrative expenses stemming from increased activity in managing our portfolio companies, as well as an increase in the reserve for anticipated litigation fees.

We anticipate operational expenses will continue to increase as we add more companies to our portfolio.

Net Investment Income/Loss

For the nine months ending September 30, 2006, net investment loss was $503,269 compared to $161,484 for the comparable period in 2005. The 2006 amount consisted primarily of professional services and consulting fees and general overhead. The increase of $341,785 in the nine month period ending September 30, 2006 as compared to the comparable period of 2005 is primarily attributable to the to increases in professional service fees, stock option expenses and general and administrative expenses stemming from increased activity in managing our portfolio companies, an increase in the reserve for anticipated litigation fees, and our inability to have yet recognized investment income.

We anticipate our net investment loss will continue to increase as we add more companies to our portfolio and hold the securities of our portfolio companies for long term capital growth.

Liquidity and Capital Resources

At September 30, 2006, the Company had approximately $35,848 in liquid assets, all in cash.

Historically, we satisfied our working capital needs from: (i) cash on hand at the beginning of the period; (ii) gross proceeds from the sale of a private debt instrument totaling $100,000; and (iii) an increase in accounts payable and current liabilities of $71,947. As of September 30, 2006 the Company had a negative working capital of $963,254.

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions and loans. The Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. The Company's cash expenses approximate $30,000 per month. Because Company revenues, when received, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy the Company's ongoing monthly expenses. Consequently, for the Company to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses it is constantly seeking to secure adequate funding under acceptable terms. There is no assurance that the Company will be able to do so. Further, if the Company is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our business activities contain high elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices of similar investments).

Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value.  The fluctuations may result from perceived changes in the underlying economic characteristics of the Company's portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security

Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein.

Item 4. Control and Procedures

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

PART 1I - OTHER INFORMATION

Item 1. Legal Proceedings

On November 4, 2003 the Company and certain of its officers and consultants were named as defendants in a lawsuit by Eco Air Technologies and Svenska Gellenvent AB alleging ownership of certain technologies which the Company believed to be owned by its wholly owned subsidiary, O2 Technology, Inc. (“O2”). On August 20, 2004, the Company answered the complaint and filed a cross-complaint against certain shareholders of O2 for rescission of the O2 acquisition agreement, return of the Company’s common shares and compensatory and punitive damages. In October 2005, the Company executed a settlement agreement with Eco Air Technologies whereby the Company relinquished any claims it may have to the technologies in question and obtained certain marketing rights in several foreign countries and in domestic market niches. The cross-complaint filed by the Company against O2 shareholders and their attorney and the subsequent cross complaint against the Company by O2 shareholders are unaffected by this settlement and are still being pursued by the parties. The Company has reserved $75,000 for litigation fees related to the pursuit.

Item 1A. Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

The Company’s cash expenses are very large relative to its cash flow which requires the Company continually to sell new shares. This could result in substantial dilution to our shareholders or our ability to continue in operations should additional capital not be raised.

For year ended December 30, 2005 the Company had no revenues and operating expenses of $220,418. Consequently, the Company was required either to sell new shares of Company common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, there is no assurance that the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could deplete its cash resources.

Regulations governing operations of a business development company will affect the Company’s ability to raise, and the way in which the Company raises additional capital. This could result in the Company not being able to raise additional capital and accordingly cease operations.

Under the provisions of the 1940 Act, the Company is permitted, as a business development company, to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of portfolio assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to sell a portion of its investments and, depending on the nature of the Company’s leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices.

Applicable law requires that business development companies may invest 70% of its assets only in privately held U.S. companies, small, publicly traded U.S. companies, certain high-quality debt, and cash.

The Company is not generally able to issue and sell common stock at a price below net asset value per share. The Company may, however, sell common stock, or warrants, options or rights to acquire common stock, at prices below the current net asset value of the common stock if the Board of Directors determines that such sale is in the best interests of the Company and its stockholders approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

The success of the Company will depend in part on its size, and in part on management’s ability to make successful investments.

If the Company is unable to select profitable investments, the Company will not achieve its objectives. Moreover, if the size of the Company remains small, operating expenses will be higher as a percentage of invested capital than would otherwise be the case, which increases the risk of loss (and reduces the chance for gain) for investors.

The Company’s investment activities are inherently risky.

The Company’s investment activities involve a significant degree of risk. The performance of any investment is subject to numerous factors which are neither within the control of nor predictable by the Company. Such factors include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies.

Equity investments may lose all or part of their value, causing the Company to lose all or part of its investment in those companies.

The equity interests in which the Company invests may not appreciate in value and may decline in value. Accordingly, the Company may not be able to realize gains from its investments and any gains that are realized on the disposition of any equity interests may not be sufficient to offset any losses experienced. Moreover, the Company’s primary objective is to invest in early stage companies, the products or services of which will frequently not have demonstrated market acceptance. Many portfolio companies lack depth of management and have limited financial resources. All of these factors make investments in the Company’s portfolio companies particularly risky.

The Company common stock trades at a substantial premium to net asset value.

Although the Company’s net asset value was $(0.007) per share at September 30, 2006 and $0.002 per share at June 30, 2006, the Company’s common stock has recently been trading at prices of between $0.15 and $0.40 per share. (The last sales price on November 7, 2006 was $0.18) Purchasers of Company common stock might find that the price of a share of common stock may decline until the premium between the stock price and net asset value is reduced or disappears.

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

We could fail to retain or attract key personnel who are required in order for us to fully carry out our business plan.

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

The Company’s common stock may be subject to the penny stock rules which might make it harder for stockholders to sell.

As a result of our stock price, our shares are subject to the penny stock rules. Because a “penny stock” is, generally speaking, one selling for less than $5.00 per share, the Company’s common stock may be subject to the foregoing rules. The application of the penny stock rules may affect stockholders’ ability to sell their shares because some broker-dealers may not be willing to make a market in the Company’s common stock because of the burdens imposed upon them by the penny stock rules which include but are not limited to:

•
Section 15(g) of the Securities Exchange Act of 1934 and SEC Rules 15g-1 through 15g-6, which impose additional sales practice requirements on broker-dealers who sell Company securities to persons other than established customers and accredited investors.

•	Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

•
Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

•
Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other renumeration received as a result of the penny stock transaction.

•
Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons’ compensation.

Potential shareholders of the Company should also be aware that,, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

There is no assurance of profits.

There is no assurance that the Company will ever make a profit, or in fact that the Company will not lose all investors’ subscriptions through operating expenses or capital losses.

Limited regulatory oversight may require potential investors to fend for themselves.

The Company has elected to be treated as a business development company under the 1940 Act which makes the Company exempt from some provisions of that statute. The Company is not registered as a broker-dealer or investment advisor because the nature of its proposed activities does not require it to do so; moreover it is not registered as a commodity pool operator under the Commodity Exchange Act, based on its intention not to trade commodities or financial futures. However, the Company is a reporting company under the Securities Exchange Act of 1934. As a result of this limited regulatory oversight, the Company is not subject to certain operating limitations, capital requirements, or reporting obligations that might otherwise apply, and investors may be left to fend for themselves.

Concentration of portfolio company securities.

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company’s holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company’s operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company’s portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At September 30, 2006, over 96% of the Company’s asset value resulted from a single portfolio holding and 100%, from two portfolio holdings.

Unlikelihood of cash distributions.

Although the Company has the corporate power to make cash distributions, such distributions are not among the Company’s objectives. Consequently, management does not expect to make any cash distributions in the immediate future. Moreover, even if cash distributions were made, they would depend on the size of the Company, its performance, and the expenses incurred by the Company.

Because many of the Company’s portfolio securities will be recorded at values as determined in good faith by the Board of Directors, the prices at which the Company is able to dispose of these holdings may differ from their respective recorded values.

The Company values its portfolio securities at fair value as determined in good faith by the Board of Directors. However, the Company may be required on a more frequent basis to value the securities at fair value as determined in good faith by the Board of Directors to the extent necessary to reflect significant events affecting the value of such securities. For privately held securities, and to a lesser extent, for publicly-traded securities, this valuation is an art and not a science. The Board of Directors may retain an independent valuation firm to aid it on a selective basis in making fair value determinations. The types of factors that may be considered in fair value pricing of an investment include the markets in which the portfolio company does business, comparison of the portfolio company to (other) publicly traded companies, discounted cash flow of the portfolio company, and other relevant factors. Because such valuations are inherently uncertain, may fluctuate during short periods of time, and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, the Company may not be able to dispose of its holdings at a price equal to or greater than the determined fair value. Net asset value could be adversely affected if the determination regarding the fair value of Company investments is materially higher than the values ultimately realized upon the disposal of such securities.

The lack of liquidity in the Company’s portfolio securities would probably prevent the Company from disposing of them at opportune times and prices, which may cause a loss and/or reduce a gain.

The Company will frequently hold securities in privately held companies. Some of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of such investments may make it difficult to sell such investments at advantageous times and prices or in a timely manner. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the values recorded for such investments. The Company may also face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that the Company has material non-public information regarding such portfolio company. If the Company is unable to sell its assets at opportune times, it might suffer a loss and/or reduce a gain. Restrictions on resale and limited liquidity are both factors the Board will consider in determining fair value of portfolio securities. Moreover, even holdings in publicly-traded securities are likely to be relatively illiquid because the market for companies of the type in which the Company invests tend to be thin and usually cannot accommodate large volume trades.

Holding securities of privately held companies may be riskier than holding securities of publicly traded companies due to the lack of available public information.

The Company will frequently hold securities in privately-held companies which may be subject to higher risk than holdings in publicly traded companies. Generally, little public information exists about privately held companies, and the Company will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose some or all of the money it invests in these companies. These factors could subject the Company to greater risk than holding securities in publicly traded companies and negatively affect investment returns.

The market values of publicly traded portfolio companies are likely to be extremely volatile.

Even portfolio companies the shares of which are quoted for public trading will generally be thinly traded and subject to wide and sometimes precipitous swings in value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2006 we issued a secured private debt instrument along with warrants to purchase 75,000 of our common shares are a price of $0.60. The private debt instrument has a term of 12 months and bears interest at a rate of 10% per year. As a condition to the loan, we granted the lender a security interest in 100,000 shares of Neuralstem, Inc., one of our portfolio companies.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

Index to Exhibits

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

REGAL ONE CORPORATION

/s/ Malcolm R. Currie
Malcolm Currie, Chairman, CEO, & Acting Secretary, & Treasurer

Dated: November 14, 2006