Form 10-K
period 2006-12-31
REGAL ONE CORP
filed 2007-04-17
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission File Number 814-00710

REGAL ONE CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	95-4158065
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

11300 West Olympic Blvd, Suite 800, Los Angeles, CA	90064
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (310) 312-6888

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of its common stock on the OTCBB) on March 31, 2007 was approximately $648,000.

As of March 31, 2007 there were: (i) 4,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

Subsequent Events.

•
On February 28, 2007 we entered into a modification of the Currie note originally made on December 8, 2006. The modification was entered into for purposes of increasing the note amount by $45,000 as a result of the following additional advances made by Currie:

-	$10,000 on December 18, 2006;
-	$20,000 on January 6, 2007;
-	$6,000 on January 31, 2007; and
-	$9,000 on February 23, 2007.

As a result of the increase in the outstanding loan balance, we increased the number of Neuralstem shares subject to the security agreement by 50,000.

•
On March 21, 2007 we entered into a further modification of the Currie note originally made on December 8, 2006. The modification was entered into for purposes of increasing the note amount by $30,000 as a result of an advance of this amount made by Currie on March 20, 2007.

TABLE OF CONTENTS

PART I

Forward Looking Statements	2
Description of Business	2
Risk Factors	5
Description of Property	9
Legal Proceedings	9
Submission of Matters to a Vote of Security Holders	9

PART II

Market for Common Equity and Related Stockholders Matters	9
Equity Compensation Plan Information	12
Selected Financial Data	12
Management Discussion and Analysis of Financial Condition and Results of Operations	13
Quantitative and Qualitative Disclosures about Market Risk	15
Financial Statements	15
Changes and Disagreements with Accountants on Accounting and Financial Disclosures	15
Controls and Procedures	16

PART III

Directors, Executive Officers and Corporate Governance	16
Meetings	17
Compensation of Directors	17
Indemnification	17
Section 16(a) Beneficial Ownership Reporting Compliance	17
Executive Compensation	18
Outstanding Equity Awards at Fiscal Year End	18
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Transactions and Business Relationships with Management and Principal Shareholders	19
Principal Accountants Fees and Services	20
Exhibits, Financial Statement Schedules	20

PART I

FORWARD LOOKING STATEMENTS

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as“believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue” and other similar expressions. When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including but not limited to:

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

DESCRIPTION OF BUSINESS

Overview

We are a financial services company which coaches and assists biomedical companies through the use of our network of professionals in listing their securities on the over the counter market or national exchanges.

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

Pursuant to the requirements of the Investment Company Act of 1940, as amended, the Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. The Investment Committee of the Board of Directors bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities.

Strategy

We intend to focus our efforts on assisting private biomedical companies with distinctive IP and well-defined, near-term applications that address significant and quantifiable markets, and that can benefit from our network of business professional. Our Investment Committee has adopted a charter wherein these criteria will be weighed against other criteria including:

•	strategic fit,
•	management ability, and
•	the incremental value that we can bring to the potential client.

The potential client must also be willing to comply with the Company’s requirement as a BDC to offer significant managerial oversight and guidance, including the right of the Company to a seat on the then client’s board of directors.

To date we have secured our clients through word of mouth or industry referrals from lawyers, accountants and other professionals. In looking at prospective clients, we do not focus on any particular geographic region and would consider clients globally.

Portfolio Investments

During the twelve month ended December 31, 2006, we did not add any companies to our portfolio. Our portfolio is as follows:

Name of Company	Investment
Neuralstem, Inc. (OTCBB: NRLS)	Common Stock and Warrants
American Stem Cell (“ASC”)	Common Stock
SuperOxide Health Sciences, Inc. (“SOHS”)	Common Stock

Neuralstem, Inc.

On June 16, 2005, we entered into an agreement whereby we provided services to Neuralstem, Inc. In consideration for such services, we were granted 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 common shares at $5.00.

Neuralstem is a life sciences company focused on the development and commercialization of treatments based on transplanting human neural stem cells. At present Neuralstem is pre-revenue and has not yet undertaken any clinical trials with regard to their technology.

Neuralstem has developed and maintains a portfolio of patents and patent applications that form the proprietary base for their research and development efforts in the area of neural stem cell research, and have ownership or exclusive licensing of four issued patents and 12 patent pending applications in the field of regenerative medicine and related technologies.

The field in which Neuralstem focuses is young and emerging. There can be no assurances that their intellectual property portfolio will ultimately produce viable commercialized products and processes. Even if they are able to produce a commercially viable product, there are strong competitors in this field and their product may not be able to successfully compete against them.

American Stem Cell

As of June 30, 2005, we entered into an agreement with American Stem Cell (“ASC”) whereby we were to provide services. In consideration for such services were granted 3,000,000 common shares of ASC’s.

ASC is a private development stage company with plans to acquire stem cell companies. In January of 2006 we were notified that ASC’s expected acquisition of its initial stem cell company had fallen through. We understand that ASC is still searching for a business to acquire, but has limited resources and no firm plans.

SuperOxide Health Sciences, Inc.

In March 2005, we entered into an agreement whereby we were granted an option to purchase up to a 40% equity interest in SuperOxide Health Sciences, Inc. (“SOHS”). Pursuant to that option, we invested a total of $145,000 in exchange for approximately 8% of the issued and outstanding shares of SOHS.

SOHS is a privately owned development stage company looking to commercialize medical applications of airborne superoxide ions. In September 2006 we received notice from SOHS that due to lack of working capital, the board of directors had decided to dissolve the company. To date we have yet to receive formal documentation or confirmation of such dissolution. As a result of the forgoing, we believe the value of our investment in SOHS $0.00. Accordingly, upon receipt of confirmation as to the dissolution, we will write-off such investment.

Employees

We have two part-time time employees. We expect to use consultants, attorneys, and accountants as necessary and we do not anticipate a need to engage any additional full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

Code of Ethics: The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. The Company’s Code of Ethics is posted on our website at www.regal1.com.

Audit Committee: The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary the replacement of, the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K.

The Company's Audit Committee and Compensation Committee is comprised of one director. We anticipate that additional board members will be admitted and will augment the current audit committee. At present, we do not have a qualified financial expert because we have not been able to identify and retain a qualified candidate.

Investment Committee: The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role, divestiture or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio company positions. The Company’s Investment Committee Charter is filed as an exhibit to this Form 10-K.

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

RISK FACTORS

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The net operating loss for the 2006 fiscal year was $779,206 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our December 31, 2006 financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We recently undertook our current business model and as a result, historical results may not be relied upon with regard to our operating history.

In March 2005 we formally began implementing our current business model of providing services to biotech companies. As a result of how we receive payment for these services, we are technically considered an investment company under the 1940 Investment Company Act. As such, we have presented our financial results and accompanying notes in such fashion. Conversely, until 2005, our operating results were presented in the format and style of an industrial company. As a result, our financial performance and statements may not be comparable between the years prior and up to 2004 and the results for 2005 and after.

The Company’s cash expenses are very large relative to its cash flow which requires the Company continually to sell new shares. This could result in substantial dilution to our shareholders or our ability to continue in operations should additional capital not be raised.

For year ended December 31, 2006 the Company had no revenues and operating expenses of $779,206. Consequently, the Company was required either to sell new shares of Company common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, there is no assurance that the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could deplete its cash resources.

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

The Company common stock has historically traded at a substantial premium to net asset value.

Historically, the Company’s common stock has traded at a substantial premium to its net asset value. The following summarizes the Company’s approximate net asset value and corresponding stock price:

As of December 31,	2006	2005	2004

Net Asset Value per common share.	$0.22	$(.07)	$(.13)

Stock Price*	$0.15	$0.30	$0.95

*Stock Price is as December 29 of each corresponding year.

Although at present it appears that the Company is trading at a discount to Net Asset Value, there can be no assurance that this trend will continue. Moreover, as the Company utilizes and monetizes its assets for its continuing operating needs, the Net Asset Value will decrease resulting in further decreases in the price of the Company’s common stock. .

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

Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

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

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company’s holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company’s operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company’s portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At December 31, 2006, 100% of the Company’s asset value resulted from a single portfolio holding.

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

The shares of our portfolio companies which are quoted for public trading will generally be thinly traded and subject to wide and sometimes precipitous swings in value.

DESCRIPTION OF PROPERTY

The Company does not own any real estate or other physical properties materially important to our operation.  Our offices are located at 11300 West Olympic, Suite 800, Los Angeles, California 90064. The primary purpose of our office is to have a physical location at which to receive mail. Our two part-time employees work from virtual offices. We believe the use of virtual offices will be adequate for our present business needs.

LEGAL PROCEEDINGS

As of the date of this annual report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

On November 4, 2003 the Company and certain of its officers and consultants were named as defendants in a lawsuit by Eco Air Technologies and Svenska Gellenvent AB alleging ownership of certain technologies which the Company believed to be owned by its wholly owned subsidiary, O2 Technology, Inc. ("O2").  On August 20, 2004, the Company answered the complaint and filed a cross-complaint against certain shareholders of O2 for rescission of the O2 acquisition agreement, return of the Company's common shares and compensatory and punitive damages.  In October 2005, the Company executed a settlement agreement with Eco Air Technologies whereby the Company relinquished any claims it may have to the technologies in question and obtained certain marketing rights in several foreign countries and in domestic market niches.  The cross-complaint filed by the Company against O2 shareholders and their attorney and the subsequent cross complaint against the Company by O2 shareholders are unaffected by this settlement and are still being pursued by the parties.   A trial date has been provisionally set for May of 2007. The Company has reserved $250,000 for litigation fees related to this matter.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on a limited and sporadic basis on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “RONE”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for last two years as reported by the OTCBB web site. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low
2006
Dec. 31	$0.26	$0.15
Sep. 30	$0.40	$0.26
Jun. 30	$0.58	$0.26
Mar. 31	$0.58	$0.30

2005
Dec. 31	$0.63	$0.28
Sep. 30	$1.48	$0.29
Jun. 30	$1.50	$0.30
Mar. 31	$0.95	$0.35

Holders of record

As of March 21, 2007 there were approximately:
•  625 shareholders of our common stock; and
•  10 shareholders of our preferred stock.

Notwithstanding, we feel the actual number of common stock holders may be significantly higher as 2,306,990 common shares are held in street name.

Dividends/Distributions

On January 23, 2006 we declared a distribution of approximately 500,000 Neuralstem, Inc. common shares that we acquired as a result of services provided. On February 5, 2007 we completed the distribution. As a result of rounding for partial shares we distributed a total of 500,473 Neuralstem, Inc. common shares.

Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision.    No commissions were paid in connection with the transactions described below unless specifically noted.

•
On February 9, 2004 we entered into a share transaction agreement with O2 Technologies, Inc., whereby we issued 1,000,000 shares of our common stock in exchange for 100% ownership of O2 Technologies. We valued the shares at $.645926 each. As described in the Legal Proceedings, this transaction is subject to a legal dispute and we are seeking rescission of the Agreement through the courts.

•
On March 31, 2004 we issued a total of 100,000 common shares to Christopher Dietrich. Of the shares issued: (i) 38,114 common shares were issued in exchange for $31,954 worth of legal services; and (ii) 61,886 common shares were issued as payment in full for indebtedness in the amount of $51,884. We valued the shares at $.8384 each.

•	On April 19, 2004 we issued a total of 35,000 common shares in exchange for $14,220 worth of consulting services. The services were provided by the following vendors:

o	Mr. Charles Stevens - 15, 000 common shares; and
o	Mr. Richard A. Hull - 10,000 common shares; and
o	Mr. Richard Abruscato - 10,000 common shares,

We valued the shares at $.4063 each.

•	On May 12, 2004, we issued 250,000 common shares to MidAmerica Capital Corporation in exchange for services valued at $50,000, and we valued the shares at $.20 each.

•	On June 14, 2005 we issued to Mr. W.J. Reininger, in connection with his consulting employment 30,000 common shares. We valued the shares granted at $1.00 per share or an aggregate of $30,000.

•	On June 14, 2005, we issued to The Rose Group, in lieu of fees due for public relations services, 10,000 common shares. We valued the shares at $1.00 each.

•	On June 14, 2005, we issued to Mr. Richard A. Hull, as payment for prior consulting services provided, 10,000 common shares. We valued the shares at $1.00 each.

•	On June 14, 2005, we issued to Mr. Charles Stevens, as payment for prior consulting services, 10,000 common shares. We valued the shares at $1.00 each.

•
On July 12, 2005, we issued to Mr. Christopher Dietrich, for current and prior legal services, 300,000 common shares. Of the shares issued: (i) 193,736 common shares were issued in exchange for current legal services, and (ii) 106,264 common shares were issued as payment in full for indebtedness for prior legal services We valued the shares at an average price of $.4167 each.

•
On August 23, 2005, we entered into a financial public relations consulting agreement with Equity Communications, LLC. As part of the agreement, we agreed to issue Equity Communications an option to purchase 160,000 shares of our common stock at $0.50 per share with piggy-back registration rights. The options began vesting on November 1, 2005 as follows; 60,000 shares vested immediately and 100,000 shares vested on August 1, 2006. The term of the option is for a five year period commencing on November 1, 2005 and terminating on November 1, 2010.  We valued the grant at $27,236 for pro-forma financial statement purposes using the Black-Scholes option-pricing model.

•
On January 18, 2006, we issued to Mr. W.J. Reininger, in connection with his consulting employment, a stock option to purchase 50,000 common shares at $0.50 per share, vesting immediately, with piggy-back registration rights, and exercisable for a period of three (3) years. We valued the grant at $10,529 for pro-forma financial statement purposes using the Black-Scholes option-pricing model and recorded this amount as an expense in this quarter.

•
On February 7, 2006, we issued to Mr. Richard Abruscato, in connection with his consulting employment, a stock option to purchase 175,000 common shares at $0.50 per share during the period ending on February 7, 2013, with piggy-back registration rights. The option vested as follows: 125,000 shares were vested on the effective date of the grant and the balance of 50,000 shares vested on December 31, 2006. We valued the grant at $43,886 for pro-forma financial statement purposes using the Black-Scholes option-pricing model.

•
On March 10, 2006, we issued to Mr. Richard Hull, in connection with his employment as our President and Chief Operating Officer, a non-qualified stock option to purchase 500,000 common shares at $0.50 per share.  The option vests as follows: (i) 200,000 vested immediately; (ii) 50,000 shares upon Regal raising over $500,000 in new capital; (iii) 50,000 shares upon successful completion of the Neuralstem SB-2 registration; (v) 50,000 shares upon successful completion of the SB-2 registration of the third Regal client; (vi) 50,000 shares shall vest on March 7, 2007 provided Mr. Hull is still employed by Regal; and (vii) 50,000 shares shall vest on March 7, 2008 provided he is still employed by Regal.  The option has a term of ten years and expires on March 10, 2016, and has piggy-back registration rights. We valued the grant at $168,608 for pro-forma financial statement purposes using the Black-Scholes option-pricing model. The grant is apportuned according to milestones.

•
On March 31, 2006, we completed a private placement of 362,500 of our common shares to four accredited investors. The common shares were priced at $.40 per share and resulted in gross proceeds to the company of $145,000.  As part of the offering we granted the investors piggy-back registration rights as well as certain rights providing for the issuance of additional shares in the event the Company’s next round of financing is completed at a price of less than $0.60 per share before March 31, 2007. The Company intends to use the proceeds for general working capital.

•
On August 8, 2006 we issued a secured private debt instrument in the face amount of $100,000 along with warrants to purchase 75,000 of our common shares are a price of $0.60. The private debt instrument has a term of 12 months and bears interest at a rate of 10% per year. As a condition to the loan, we granted the lender a security interest in 100,000 shares of Neuralstem, Inc., one of our portfolio companies. We repaid the instrument including accrued interest on December 11, 2006.

•
On December 8, 2006 the company issued a demand promissory note in the amount of $227,294 to our CEO Malcolm Currie evidencing the following advances previously made and that were outstanding as of the date of the note:

-	$37,894 prior to 2004;
-	$10,000 advanced to us on September 27, 2004;
-	$10,000 advanced to us on December 15, 2004;
-	$10,000 advanced to us on January 18, 2005;
-	$5,000 advanced to us on April 25, 2005;
-	$6,400 advanced to us on October 12, 2005;
-	$10,000 advanced to us on October 13, 2005;
-	$17,000 advanced to us on November 18, 2005,
-	$8,000 advanced on December 30, 2005;
-	$4,000 advanced on January 17, 2006;
-	$4,000 advanced to us on February 6, 2006;
-	$5,000 advanced to us on March 4, 2006; and
-	$100,000 advanced to us on December 8, 2006.

The note is due and payable on or before December 8, 2008 and bears interest at a rate of 10% per annum. Performance of the note is secured by 100,000 common shares of Neuralstem.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our 1995 Employee & Consultant Incentive Benefit Plan as of December 31, 2006.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	0	0	980,986
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	980,986

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan (“1995 Stock Plan”) on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provides for the grant of stock options or stock to our employees, directors, and consultants. As of December 31, 2006, there were no outstanding options to purchase any additional shares under the plan. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. At December 31, 2006, 980,986 shares of our common stock remained available for future issuance under our 1995 Stock Plan.

SELECTED FINANCIAL DATA

Financial Position as of December 31:
	2006	2005	2004	2003	2002

Total asset	$2,744,472	$238,666	$10,868	$64,003	$17,442

Total liabilities	$1,740,977	$520,363	$460,505	$326,488	$308,922

Net assets	$1,003,495	$(281,697)	$(449,637)	$262,485)	$(291,480)

Net asset value per outstanding common share	$0.22	$(0.07)	$(0.13)	$(0.18)	$(0.21)

Shares outstanding, end of fiscal year	4,633,067	4,270,567	3,658,259	1,459,202	1,365,356

Operating Data for year ended December 31:
	2006	2005	2004	2003	2002
Total investment income	$0	$0	$0	$0	$0

Total expenses	$779,206	$220,418	$1,645,357	$46,455	$74,550

Net operating (loss) income	$(779,206)	$(220,418)	$(1,645,357)	$(46,455)	$(74,550)

Total tax expense (benefit)	$800	$1,642	$800	$800	$0

Stock Dividends	$0	$0	$0	$0	$0

(1) The Company began operating as a Business Development Company on September 13, 2004, all prior period figures are based on prior operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

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

Managerial Assistance

As a business development company we will offer and provide upon request managerial assistance to certain of our portfolio companies.  As defined under the 1940 Act, managerial assistance means providing “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”

Financial Condition Overview

The Company's total assets were $2,744,472 and its net assets were $1,003,495 at December 31, 2006, compared to $238,666 and $(281,697), respectively, at December 31, 2005.

The changes in total assets during the twelve months ended December 31, 2006 were primarily attributable to an increase in total portfolio investment value of $2,478,636. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities. For example, the Company suffered an unrealized loss of $145,000 on its holdings of SuperOxide Health Sciences for the twelve months ended December 31, 2006 as a result of a decline in the value of the portfolio shares from $145,000 to $0 during such time period. By contrast, the Company incurred an unrealized gain as a result of the Securities and Exchange Commission declaring Neuralstem, Inc’s registration statement effective on August 30, 2006. Prior to being declared effective the Company was at risk of potentially forfeiting up to 1,000,000 Neuralstem shares and the shares it did own were greatly diminished in value as a result of no public market for such shares. This resulted in an increase in the value of the Neuralstem Inc. shares to $2,741,430 for the twelve months ended December 31, 2006 as compared to $50,000 for the comparable period ended December 31, 2005.

The changes in net assets during the twelve months ended December 31, 2006 were primarily attributable to the increase in the value assigned to Neuralstem stock. The increase in current liabilities was primarily due to the assumption of a loan of $100,000, the inclusion of $250,000 in contingent litigation fees, and the inclusion of $750,564 dividend payable given the removal of the contingency delaying the Company’s previously declared dividend of Neuralstem shares.

The Company's financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company's help. These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

Result of Operations 2006 v. 2005

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared.

We did not have any Investment Income for the twelve months ended December 31, 2006 or 2005.

Operating Expenses

Our operating expenses consist mostly of fees paid to outside attorneys, consultants, and accountants in connection with the advisory services we provide our clients and to a lesser extent for general overhead.

For the twelve months ended December 31, 2006, operating expenses were $779,206 compared to $220,418 for the twelve month period ended December 31, 2005. The increase of $558,788 for the twelve month period ended December 31, 2006 as compared to the comparable period of 2005 is primarily attributable to increases in professional service fees, and general and administrative expenses stemming from increased activity in managing our portfolio companies, as well as an increase in the reserve for anticipated litigation fees. We expensed $165,955 in connection with the issuance of common stock options and warrants issued to employees and consultants and $26,171 in connection with our financing activities.

We anticipate operational expenses will continue to increase as we add more companies to our portfolio.

Net Investment Income/Loss

For the twelve months ending December 31, 2006, net investment loss was $780,006 compared to $222,060 for the comparable period ended December 31, 2005. The 2006 amount consisted primarily of professional services and consulting fees and general overhead. The increase of $557,946 in the twelve month period ending December 31, 2006 as compared to the comparable period ended December 31, 2005 is primarily attributable to the factors discussed above.

We anticipate our net investment loss will continue to increase as we add more companies to our portfolio and hold the securities of our portfolio companies for long term capital growth.

Result of Operations 2005 v. 2004

Investment Income

We did not have any Investment Income for the twelve months ended December 31, 2005 or 2004.

Operating Expenses

For the twelve months ended December 31, 2005, operating expenses were $220,418 compared to $1,645,357 for the twelve month period ended December 31, 2004. The decrease of $1,424,939 for the twelve month period ended December 31, 2005 as compared to the comparable period of 2004 is primarily attributable to a reserve for collectability and a write down in an investment in a subsidiary that occurred in 2004, and a decrease in professional service fees and general and administrative expenses stemming from decreased activity for the period.

Net Investment Income/Loss

For the twelve months ending December 31, 2005, net investment loss was $222,060 compared to $1,646,157 for the comparable period ended December 31, 2004. The 2005 amount consisted primarily of professional services and consulting fees and general overhead. The increase of $1,424,097 in the twelve month period ending December 31, 2005 as compared to the comparable period ended December 31, 2004 is primarily attributable to the factors discussed above.

Liquidity and Capital Resources

At December 31, 2006, we had approximately $449,478 in liquid and semi liquid asset consisting of: (i) $42 in cash; and (ii) $449,436 in registered shares of Neuralstem, offset for the distribution we are obligated to make.

For the twelve month period ended December 31, 2006 we satisfied our working capital needs from: (i) cash on hand at the beginning of the period; (ii) gross proceeds from the sale of common stock totaling $145,000, (iii) gross proceeds from the sale of a private debt instrument and loans totaling $123,000; and (iii) an increase in accounts payable and current liabilities of $94,260. As of December 31, 2006 the Company had a Net Asset Value of $1,003,495.

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions and loans. The Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. The Company's monthly cash burn rate is approximate $20,000. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses it is constantly seeking to secure adequate funding under acceptable terms. There is no assurance that the Company will be able to do so. Further, if the Company is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$227,294	$227,294
Total	$227,294	$227,294

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

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Termination of Prior Accountant

On January 29, 2007 we formally terminated the engagement of George Brenner (“Brenner”) as our independent registered public accounting firm. The decision to dismiss Brenner was recommended and approved by our board of directors.  The reason for the change was related to Brenner’s health.

Brenner audited our financial statements for two fiscal years ended December 31, 2005 and reviewed our interim financial statements through the interim period ending September 30, 2006.  Brenner’s reports on the financial statements for those fiscal years and interim period did not contain an adverse opinion or disclaimer of opinion and was not otherwise qualified or modified as to any other uncertainty, audit scope or accounting principles.  During those two fiscal years and also during the subsequent period through the date of Brenner’s replacement there were no disagreements between us and Brenner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Appointment of New Accountant

On January 29, 2007, we formally appointed the public audit firm of De Joya Griffith & Company, LLC (“De Joya”) as our new independent registered public accounting firm for purposes of auditing our financial statements for the fiscal year ended December 31, 2006.  The decision to engage De Joya was approved by our board of directors. During our two most recent fiscal years ended December 31, 2005, and also during the subsequent interim period through the date of Brenner’s resignation, we did not consult with De Joya regarding the application of accounting principles to a specified completed or contemplated transaction, or the type of opinion that might be rendered regarding our financial statements, nor did we consult De Joya with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

PART III

DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of March 21, 2007. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position

Dr. Malcolm Currie	80	Chairman of the Board, CEO, Secretary, Treasurer & Director

Carl Perry	74	Director

Dr. Neil Williams	55	Director

Richard Hull	42	President and Chief Operating Officer

Dr. Malcolm Currie was appointed as Chairman of the Board of Directors in 1995 and CEO of the Company in August 2001 and has served in those capacities since. From 1969 to 1973, Dr. Currie was the Undersecretary of Research and Engineering for the Office of Defense. From 1973 to 1977, Dr. Currie was President of the Missile Systems Group for Hughes Aircraft Corporation. From 1977 to 1988, Dr. Currie started as Executive Vice President and eventually became Chief Executive Officer and Chairman of the Board of Hughes Aircraft Corporation. From 1992 to present, Dr. Currie has been Chairman Emeritus of Hughes Aircraft Corporation. Dr. Currie is also on the Board of Directors of LSI Logic, Enova Systems, and Innovative Micro Technologies. Dr. Currie obtained a graduate MBA from the University of California, Berkeley, and a PhD in Engineering and Physics at the University of California, Berkeley. Dr. Currie is the father-in-law of our President and Chief Operating Officers, Richard Hull.

Carl Perry was elected to the Board of Directors on February 13, 2006. Mr. Perry's career has ranged from corporate top management positions in aerospace and aircraft companies to environmentally-friendly electric, hybrid and fuel cell vehicle technologies.  From 1997 to 2004 he led Enova Systems, Inc., a global supplier of efficient, environmentally-friendly hybrid and fuel cell drive systems and digital power components, as President and Chief Executive Officer.  Mr. Perry has also served as Executive Vice President of Canada's largest aerospace company, Canadair Limited (now Bombadier), and as Executive Vice President of the Howard Hughes Corporation's Hughes Helicopters Company (now a part of Boeing).

Dr. Neil Williams was elected to the Board of Directors on February 13, 2006. Dr. Neil D. Williams has been President and CEO of the Environmental Management Company International (EMCI) since 2002. EMCI has a US consulting engineering subsidiary, Innviron Corporation, and an international consulting engineering subsidiary, Globex Engineering International.  Dr. Williams received his PhD in Geotechnical Engineering from the University of California at Berkeley in 1982, was a professor of Geotechnical and Environmental Engineering at the Georgia Institute of Technology, and was a Lecturer at Utah State University in Civil Engineering.  Dr. Williams has served in Senior Management positions with several companies, and has more than 54 technical publications.

Dr. Richard Hull was appointed President on March 13, 2006.  After holding senior positions at a number of business consulting firms in Europe, Asia and North America, Dr. Hull was elected Partner at Deloitte Consulting where he provided counsel to high tech companies on marketing and business strategy, with a particular focus on strategic planning for new businesses. From 2000 to 2003 Dr. Hull served as President and CEO of Spotlight Health, Inc., a privately-held healthcare communications company delivering integrated marketing campaigns using celebrity stories, public relations, the web and other tactics to educate and change consumer and physician behavior.  Most recently, Dr. Hull has served as Chairman and CEO of The Metaphase Group, Inc., a privately-held consultancy that assists early-stage biomedical and high technology companies formulate their strategies and access capital to execute them. Dr. Hull earned a PhD in Biochemistry from Oxford University in 1990. Richard Hull is the son-in-law of our Chairman and CEO, Dr. Malcolm Currie.

MEETINGS

During the year ended December 31, 2006 the Board of Directors met:

(i) informally on 7 occasions; and
(ii) formally on 3 occasions.

COMPENSATION OF DIRECTORS

Our directors are not compensated for their service on the board.

INDEMNIFICATION

As permitted by the provisions of the General Corporation Law of the State of Florida, the Company has the power to indemnify any officer or director who was or is a party to or threatens to become a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative, by reason of the fact that the officer or director of the corporation acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company maintains directors and officers’ liability insurance.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons,we believes its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended December 31. 2006.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for our last three most recent completed fiscal year concerning the compensation of (i) the Principal Executive Officer and (ii) all other executive officers of Regal One Corporation who earned over $100,000 in salary and bonus during the last three most recently completed fiscal year ended December 31, 2006, 2005 and 2004 (together the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Award		Nonequity Incentive Plan com-pensation	Non-qualified deferred com- pensation earning	All other com- pensation	Total
		($)	($)	($)	($)		($)	($)	($)	($)

(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)

Dr. Malcolm Currie	2006	-	-	-	-		-	-	-	-
Chief Executive & Financial	2005	-	-	-	-		-	-	-	-
Officer (Principal Executive &	2004	-	-	-	-		-	-	-	-
Financial Officer)

Dr. Richard Hull	2006	$45,000	-	-	$168,608	(1)	-	-	-	$213,608
Chief Operating Officer/ President	2005	-	-	-	-		-	-	-	-
	2004	-	-	-	-		-	-	-	-

1.
On March 10, 2006, we granted Mr. Hull an option to purchase 500,000 common shares. The option vest over two years upon the occurrence of certain events and has an exercise price of $0.50 per common shares. As we are considered an investment company, the issuance of the option requires the majority approval of our board of directors and shareholders. As of the date hereof, no such approvals have occurred. Notwithstanding, we have disclosed the option and the grant as we anticipate such approvals will be forthcoming.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexersised options; stock that has not vested; and equity incentive ;an awards for each Named Executive Officer outstanding as of the end of the last completed fiscal year.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan award: Number of un-earned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dr. Richard Hull	50,000*	450,000*		$.50*	3/7/16*

*
Pursuant to Mr. Hull’s employment agreement, one of the vesting conditions has already occurred. Notwithstanding, as we are considered an investment company, the issuance of the option requires the majority approval of our board of directors and shareholders. As of the date hereof, no such approvals have occurred. Notwithstanding, we have disclosed the option and the grant as we anticipate such approvals will be forthcoming and as a result of the occurrence of a vesting condition.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best knowledge of the Company, as of April 13, 2007 with respect to each person known by us to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address of beneficial owner	Common Share Equivalents beneficially owned	Percent of Common Share Equivalents owned (1)
Malcolm Currie (2) 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	2,024,200	13.83%
C.B. Family Trust (Richard Babbitt) (3) 10104 Empyrean Way Los Angeles, California 90067	1,400,000	9.57%
AB Investments LLC (4) 4235 Cornell Road Agoura, CA 91301	3,841,500	26.25%
Aaron Grunfeld (5) 10390 Santa Monica Blvd., 4th Floor Los Angeles, CA 90025-5057	1,200,000	8.20%
Robert B. Kay (6) 7005 Via Bella Luna Las Vegas, NV 89131	1,270,753	8.90%
All Officers and Directors as a Group	2,024,200	13.83%

(1)
Includes (i) 4,633,067 shares of common stock issued and outstanding as of December 31, 2006, and (ii) 10,000,000 maximum common shares upon the conversion of the Series B preferred class, and totals to 14,633,067 fully diluted common share equivalents outstanding..  Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 20,242 shares (20.2%) are held by the Directors of the Company (Dr. Malcolm Currie, 20,242 shares).

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

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH
MANAGEMENT AND PRINCIPAL SHAREHOLDERS

Summarized below are certain transactions and business relationships between Regal One Corporation and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since March 31, 2007:

•
Since 2004, we have entered into a series of loans with our Chairman and CEO, Malcolm Currie for purposes of general working capital and the operation of the company. For a more detailed description of the transactions, refer to the section caption “Recent Sales of Unregistered Securities” and specifically those transactions occurring on December 8, 2006, February 28, 2007, and March 21, 2007.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2006 and reviews of the financial statements included in the Company's Forms 10-K for fiscal 2005 were approximately $15,000 and  $8,242, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2006 and 2005 were $0 and $0, respectively.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 8. FINANCIAL STATEMENTS

The following financial statements listed in the table below have been prepared in accordance with the requirements of Regulation S-X.

CONTENTS

De Joya Griffith & Company, LLC
Certified Public Accountants
2580 Anthem Village Drive
Henderson, Nevada 89052
702.563.1600 (tel)
702.588.5979 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Regal One Corporation as of December 31, 2006 and the related statements of change in net assets, operations, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Regal One Corporation as of December 31, 2005 and for the years ended December 31, 2005 and 2004. Those statements were audited by other auditors whose report has been furnished to us.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Las Vegas, NV
April 17, 2007

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

George Brenner, CPA
Los Angeles, California
March 28, 2006

REGAL ONE CORPORATION
BALANCE SHEETS
DECEMBER 31, 2006 AND DECEMBER 31, 2005

	Dec 31, 2006	Dec 31, 2005
ASSETS	Audited
Current Assets
Cash	$42	$1,283
Marketable Securities - Salable	449,436	–
Marketable Securities - Reserved for Dividend	750,564	–
Prepaid Expense	3,000	3,000
Miscellaneous Receivable	-	5,296
Advances to Subsidiary	518,490	518,490
Less: Allowance for Collectability of Advance to Subsidiary	(518,490)	(518,490)
Total Current Assets	1,203,042	9,579
Deferred Tax Assets - net	–	–
Investments
Investment in Subsidiary	649,526	649,526
Less: Impairment of Value of Investment in Subsidiary	(649,526)	(649,526)
Investments in Non-Affiliated Portfolio Companies	2,741,430	229,087
Less: Marketable Securities Portion	(1,200,000)	-
Total Investments, net	1,541,430	229,087
TOTAL ASSETS	$2,744,472	$238,666
LIABILITIES & NET ASSETS (DEFICIT)
Current Liabilities
Due to Stockholders and Officers	$95,964	$200,258
Accounts Payable and Accrued Liabilities	417,155	320,105
Note Payable - Officer	227,294	–
Contingent Litigation Fees	250,000	–
Dividend Payable	750,564	–
Total Current Liabilities	1,740,977	520,363
Net Assets
Preferred Stock, no par value
Series A - Authorized 50,000 shares; 0 issued and	–	–
outstanding in 2006 and 2005
Series B - Authorized 500,000 shares; 100,000 issued and
outstanding in 2006 and 2005	500	500
Common Stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 4,633,067	8,184,567	8,039,567
and 4,270,567 as of December 31, 2006 and 2005, respectively
Paid In Capital	192,126
Dividend Declared	(750,564)	–

Accumulated Deficit	(6,623,134)	(8,321,764)
Total Net Assets	1,003,495	(281,697)
TOTAL LIABILITIES & NET ASSETS	$2,744,472	$238,666
Net Asset Value Per Outstanding Common Share	$0.217	$(0.066)

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2006
UNAUDITED

Equity Investments:
	Description	Percent	Carrying Cost
Company	of Business	Ownership	Investment		Fair Value	Affiliation

Neuralstem	Biomedical company	7%	$83,707	(1)	$2,741,430	No
American Stem Cell	Biomedical company	8%	$34,087		$0	No
SuperOxide Health Sciences	Biomedical company	8%	$145,000		$0	No
Total Investments			$262,794		$2,741,430

(1) 970,000 of Neuralstem shares held by Regal were previously subject to forfeiture based on a contingency concerning the effective date of Neuralstem’s SB-2 registration; 51,000 of these shares were forfeited in the third quarter and the balance are no longer subject to forfeit. As of December 31, 2006, the 1,794,287 Neuralstem shares held after the forfeit have been valued above at a discounted price from the 12/31/06 market price due to the current thinly traded market for Neuralstem shares. Of the total shares, 500,376 Neuralstem shares are reserved for a Regal dividend of record. Regal also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants. In 2005, all portfolio companies were reported on a cost basis.

See Accompanying Notes to the Financial Statements and Registered Accountant's Report.

REGAL ONE CORPORATION
STATEMENTS OF CHANGE IN NET ASSETS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
	Audited
OPERATIONS:

Net investment income (loss)	$(780,006)	$(222,060)

Net change in unrealized appreciation (depreciation) of portfolio securities	2,478,636	–

Net increase (decrease) in net assets resulting from operations	1,698,630	(222,060)

SHAREHOLDER ACTIVITY:
Sale of: Common stock	145,000
Options	165,955	390,000
Warrants	26,171
Declared Dividend	(750,564)
	(413,438)	390,000

NET INCREASE (DECREASE) IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS	1,285,192	167,940

NET ASSETS:
Beginning of Period	(281,697)	(449,637)

End of Period	$1,003,495	$(281,697)

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, December 31, 2005, December 31, 2004

	2006	2005	2004
	Audited
Investment Income	$–	$–	$–
Operating Expenses
Reserve for Collectability	–	–	518,490
Write-down Investment in Subsidiary	–	–	649,526
Professional Services	267,830	202,610	456,105

Stock Option Expense	165,955	–	–
Reserve for Litigation Fees	250,000	–	–
Other Selling, General and Administrative Expenses	95,421	17,808	21,236
Total Operating Expenses	779,206	220,418	1,645,357
Net Operating (Loss)	(779,206)	(220,418)	(1,645,357)
Other Income	-	-	-
Net Income (Loss) Before Provision for Income Taxes	(779,206)	(220,418)	(1,645,357)
Income Tax Expenses	800	1,642	800
Net Investment Loss	(780,006)	(222,060)	(1,646,157)
Net Realized Gain (Loss) on portfolio companies	–	–	–
Net change in unrealized (depreciation) appreciation in portfolio companies	2,478,636	–	–
Net Increase in Net Assets Resulting from Operations	$1,698,630	$(222,060)	$(1,646,157)
Weighted Average Number of Common Shares	4,497,999	3,988,569	3,298,115
Basic	$0.378	$(0.056)	$(0.50)
Weighted Average Number of Fully Diluted Shares	14,497,999	13,988,569	3,298,115
Basic and Diluted	$0.117	$(0.056)	$(0.50)

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash Flows from operating activities:	Audited
Net Increase (Decrease) in Net Assets resulting from options	$1,698,630	$(222,060)	$(1,646,157)

Adjustments to reconcile net increase (decrease) in net assets resulting from operating activities:

Stock options	165,955	–
Stock for services	-	134,890	96,174

(Increase) decrease in unrealized appreciation in Investments in Portfolio Companies	(2,478,636)	–
			518,490
Reserve for Collectability of Advances		–	649,526
Impairment to Investment in Subsidiary	–	–
Reserve for Litigation Fees	250,000	–
Amortization of Loan Origination Fee	26,171	–

Changes in operating assets and liabilities:

Increase in Due to Stockholders and Officers	123,000	56,400	34,000
Increase (Decrease) in Miscellaneous Receivables	5,296	–	(5,296)
Increase in Prepaid Expenses	–	–	(3,000)

Advances to wholly owned subsidiary	–	–	(468,490)
Increase in Accounts Payable and Accrued Expenses	94,260	53,568	151,901
Total Adjustments	(1,813,954)	244,858	973,305
Net cash used in operating activities	(115,324)	22,798	(672,852)
Cash Flows used in Investing Activities:

Investment in Portfolio Companies	(30,917)	(229,087)	–
Net cash used in investing activities	(30,917)	(229,087)	–

Cash Flows from Financing Activities:

Stock option exercises	–	205,000	661,421
Sale of common stock	145,000	–	–

Net cash provided by financing activities	145,000	205,000	661,421

Net (decrease) in cash	(1,241)	(1,289)	(11,431)
Cash at beginning of period	1,283	2,572	14,003

Cash at end of period	$42	$1,283	$2,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,472	$–	$–
Cash paid for income taxes	$800	$1,642	$800
Non-Monetary Transactions:

Stock options vested	$165,955
Dividend Payable in 500,376 portfolio company shares	750,564
Warrant for Prepaid Expense	26,171
Conversion of indebtedness to Officer into Note Payable	227,294

Issuance of shares for investment in subsidiary	–	$–	$649,526
Issuance of shares for professional services	–	134,890	96,174
Issuance of stock for debt conversion	–	50,110	51,884

Total Non-Monetary Transactions	$1,169,984	$185,000	$797,584

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF FINANCIAL HIGHLIGHTS
(Unaudited)

Per Unit Operating Performance:

	Year ended December 31, 2006	Year ended December 31, 2005
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.061)	(0.105)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.168)	(0.052)
Net change in unrealized (depreciation) appreciation of portfolio companies	0.535	-

Total from investment operations	0.367	(0.052)

Net increase in net assets resulting from stock transactions	(0.089)	0.091

NET ASSET VALUE, END OF PERIOD	$0.217	$(0.066)
TOTAL NET ASSET VALUE RETURN	458.8%	37.4%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$1,003,495	$(281,697)
Ratios to average net assets:
Net expenses	92.5%	20.8%
Net investment gain (loss)	235.5%	(20.8%)
Portfolio Turnover Rate	–	–

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company" or “Regal”) located in Los Angeles, California, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. On September 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

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

In 2006, the Company began reporting as a BDC and the attached financial statements for the year ended December 31, 2005 have been formatted in conformity with the December 31, 2006 financial statements, including the BDC supplemental schedules, for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the years ended December 31, 2006 and 2005 and its operating results, cash flows and changes in net assets for each of the years ended December 31, 2006, 2005 and 2004 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

Accounting Policies

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Increase (Decrease) in Net Assets from Operations per Share

Basic net increase (decrease) in net assets from operations per share is computed by dividing the net earnings (loss) amount adjusted for cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase (decrease) in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options and from the assumed conversion of the Series B Convertible Preferred Stock. Diluted net increase (decrease) in net assets from operations per share is computed by dividing the net earnings (loss) amount adjusted for cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For all periods presented the above potentially dilutive securities are excluded from the computation as their effect is anti−dilutive.

Income Taxes

The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis. Income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all marketable securities to be cash equivalents (see Note 3). None of the Company's cash is restricted.

Valuation of Investments (as an Investment Company)

As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value. The value is determined by management for investments which do not have readily determinable market values. In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has adopted SFAS No. 157 and expects it will have a material effect on the consolidated financial results of the Company for this reporting period.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general−purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company's comprehensive income (loss) does not differ from its reported net income (loss). As an investment company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders' deficit. This treatment is similar to the treatment required by SFAS No. 130.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. APB Opinion No. 20 “Accounting Changes” previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement was effective for the Company as of January 1, 2006.

Stock Based Incentive Program

SFAS No. 123R, Share−Based Payment, a revision to SFAS No. 123, Accounting for Stock−Based Compensation and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share−based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased, or canceled after that date. The Company adopted SFAS No. 123R effective January 1, 2006.

Exchange of Non-monetary Assets

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

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments − an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to permit fair value re−measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long−Lived Assets" to allow a qualifying special−purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

NOTE 2 - CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and may include instruments with maturities of three months or less at the time of purchase.

Marketable Securities

In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem’s transition to a publicly traded operational entity, principally including fees and assistance for an SB-2 registration (see Note 7). During 2006, Neuralstem filed an SB-2 registration statement and in August 2006 it was declared effective and shares began trading on the OTC:BB exchange. As of December 31, 2006, the 1,794,287 Neuralstem shares held have been valued as indicated in the Schedule of Investments. Of those shares, 800,000 shares were registered by Neuralstem, are readily salable and have been reclassified as Marketable Securities in the Current Assets section of the Balance Sheet with a value of $1,200,000. 500,376 of those Neuralstem shares are reserved for a Regal dividend of record which was paid in the first quarter of 2007, thus extinguishing the dividend payable balance in Current Liabilities. The balance of 299,624 registered shares is freely tradable and constitutes working capital that is still available to Regal as of March 31, 2007, with a value of $499,436.

NOTE 3 - EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock. There were no other equity sales in the year ended December 31, 2006.

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter. An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in that quarter for the vested options. All the options are exercisable at the price of $0.50 per share, equal to or higher than the public share price on the dates of the grants, and option lives ranged from 3 years to 10 years. During the quarter ended September 30, 2006, no additional options were granted but 50,000 options vested in conjunction with the effective date of the Neuralstem SB-2 registration, a contractual milestone, and an additional option expense of $16,861 was realized. In the quarter ended December 31, 2006, 50,000 options vested in conjunction with a contractual milestone and an additional option expense of $12,539 was realized. No options were exercised during this year.

In connection with the secured loan received during the quarter ended September 30, 2006 and paid in the quarter ended December 31, 2006, warrants to purchase 75,000 shares of Regal’s stock were issued to the lender as a commitment fee. These warrants have been valued under the Black-Scholes Pricing Model and $26,171 was recognized in the year as prepaid expense that was fully amortized into expense on the payment date. The warrants are exercisable for a period of five years at the price of $0.60 per share, which was higher than the public share price on the date of the grant. No warrants were exercised in 2006.

The stock options and warrants issued during 2006 were valued under the Black-Scholes Option-Pricing Model using the following assumptions within the ranges defined: market price of Regal stock at grant date; exercise price; one and three year terms; volatility ranging from 188% to 194%; no dividends assumed; and a discount rate - bond equivalent yield of 4.27%. As of December 31, 2006, 885,000 options, with 635,000 vested, and 75,000 vested warrants were outstanding. The possibility that the options may be exercised in the future represents potential dilution to existing shareholders. If all the outstanding options and warrants had been exercised as of December 31, 2006, the impact on the fully diluted Earnings Per Share as reflected in the Statement Of Operations for 2006 would be a reduction from $0.117 earnings per share to $0.110 earnings per share.

In conjunction with the Neuralstem registration, the contingency delaying Regal’s previously declared dividend in Neuralstem shares has been removed. Regal now anticipates that the dividend of 500,376 Neuralstem shares owned by Regal will be paid in the first quarter of 2007. Since the record date for this dividend occurred earlier in the year, Regal has recorded a payable for this dividend in the quarter ended December 31, 2006 using the per share valuation reflected in the portfolio balance at that date and has also recorded that valuation as a reduction in the equity section. As of the payment date, that valuation will be adjusted to the then existing fair market value of the Neuralstem shares and the Neuralstem valuation in Regal’s portfolio balance will then be reduced by that final dividend amount.

The authorized number of shares of preferred stock (Series A and B) is 550,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 2006, the Company has authorized 50,000 shares of series A preferred stock and 500,000 shares of series B convertible preferred stock. At December 31, 2006, 2005 and 2004 there were no outstanding shares of series A preferred stock. At December 31, 2006, 2005 and 2004 100,000 shares of series B preferred stock were outstanding.

Holders of series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class voted by a large majority to void that dividend preference.  At the option of the holder of series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to 100,000 shares. As of December 31, 2006, 2005 and 2004, no dividends have been declared on the series A or series B convertible preferred stock.

NOTE 4 - IMPAIRMENT OF ASSETS
On August 9, 2004, the president / director of the Company's wholly owned subsidiary, O2 Technology, Inc. (O2), was dismissed from both positions. Additionally, the Company was informed by Dr. Douglas Burke of O2 that he had resigned from his position with O2 and was claiming, as his own, the air remediation technology (Ion Technology) which the Company had been led to believe was the property of O2. The immediate effect of these matters was to impair the assets acquired in the O2 acquisition. Accordingly, the Company has written-off in 2004 all of the assets acquired with O2 and the advances made to O2 - see Note 1 - “Presentation”.

NOTE 5 - STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) was for its employees, directors, officers and consultants or advisors of the Company. On May 3, 1995, the Company filed a registration statement on Form S-8 adopting a 3,000,000 common share Plan. Under the plan, the Board of Directors was authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. In 2004 and earlier years, the Plan was extended by the Company’s shareholders. On March 4, 2005 the Company's shareholders approved another extension of time in which to exercise outstanding options to purchase shares of Regal common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result 1,147,140 unexercised options became null and void. During the year ended December 31, 2005 and 2004, 252,308 and 814,057 options respectively were exercised and the Company realized $205,000 and $661,421 respectively in working capital. As of September 30, 2005, holders had exercised options to purchase 1,852,860 shares of common stock. As of December 31, 2006, all outstanding options granted under our stock option plan had either been exercised or expired. As of December 31, 2006 their were 980,986 shares available for future grants.

The following table summarizes the Company's stock options activity under the Plan:

	Year Ended 12/31/06		Year Ended 12/31/05		Year Ended 12/31/04
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1	–	–	1,399,448	$.8125	2,213,055	$.8125

Granted	–	–	–	–	–	–
Exercised	–	–	(252,308)	$.8125	(814,057)	.8125
Expired	–	–	(1,147,140)	$.8125	–	–
Outstanding at December 31, 2006, 2005 and 2004	–	–	0	0	1,399,448	$.8125

NOTE 6 - INVESTMENTS

On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. On September 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

In 2005, Regal signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  As of December 31, 2005, Regal had made a total investment of $145,000 in SOHS as part of the agreement and in the quarter ended March 31, 2006 made a valuation adjustment to reduce the carrying cost of this investment to $72,500. In the quarter ended September 30, 2006, the Company wrote off the remainder of the investment since SOHS advised that it had no resources to continue operating and was being dissolved.

As of June 30, 2005, the Company entered into an agreement with American Stem Cell (ASC), a private development stage company, to assist ASC in the preparation and filing of an SB 2 registration statement. Regal acquired 3,000,000 shares of ASC’s common stock in exchange for Regal’s investment via a variety of considerations that support ASC’s transition from a private development-stage company to a publicly traded operational entity. These considerations include Regal’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to Regal’s network of advisors and other related resources. Regal has valued these shares in its balance sheet at the $34,087 of accrued legal fees that it has assumed to date. However, in 2006 the SB 2 registration was withdrawn and ASC undertook a restructuring of its various securities holders. In the quarter ended December 31, 2006, the Company wrote off its $34,087 investment in ASC.

As of June 30, 2005, the Company had entered into a Letter of Intent with Neuralstem, Inc., a private early stage company, to assist it in filing an SB-2 registration statement. Effective September 15, 2005, those understandings were memorialized and further defined in an “Equity Investment And Share Purchase Agreement” between the parties. Regal acquired approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem’s transition from a private, early stage, research and development company to a publicly traded operational entity. These considerations included Regal’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to Regal’s network of advisors and other related resources. Regal initially reflected these shares in its balance sheet as of December 31, 2005 based on its estimated $50,000 direct cost of the considerations it had provided or planned to provide to Neuralstem. During 2006, Neuralstem filed an SB-2 registration statement and in August 2006 it was declared effective. As of December 31, 2006, Neuralstem shares were trading on the OTC:BB exchange. Prior to effectiveness of the registration, 1,000,000 of Neuralstem shares held by Regal were subject to forfeiture based on contingency concerning the initial submission date and effective date of Neuralstem’s SB-2 registration; 51,000 of these shares were forfeited in the third quarter of 2006 and the balance are no longer subject to forfeit. As of December 31, 2006, the 1,794,287 Neuralstem shares held after the forfeit have been valued as indicated in the Schedule of Investments. Of those shares, 800,000 shares were registered by Neuralstem, are readily salable and have been reclassified as Marketable Securities in the Current Assets section of the Balance Sheet. 500,376 of those Neuralstem shares are reserved for a Regal dividend of record. Regal also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a nominal $50,000 value has now been assigned to these warrants.

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. In 2005, all portfolio companies were reported on a cost basis. For 2006, the Investment Committee of the Board of Directors valued the portfolio under FAS 157 and bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

NOTE 7 - INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  Effective January 1, 1993, the Company adopted SFAS No. 109. The application of SFAS No. 109 had an immaterial effect on the Company's financial statements for the periods prior to January 1, 1993 due to operating losses incurred by the Company in 1993 and prior years. One of the provisions of Statement 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carry forwards and certain deductible temporary differences. At December 31, 2006, 2005 and 2004, the tax effects, computed at a 34% tax rate, of temporary differences that give rise to significant portions of deferred tax assets are presented below:

	2006	2005	2004

Net operating loss carry forwards	$372,000	$949,000	$878,000
Impairment Loss	897,000	397,000	397,000
Less: valuation allowance	$(769,000)	$(1,346,000)	$(1,271,,000)

Balance Sheet amounts	$–	$–	$–

As of December 31, 2006, the Company has net operating loss carry forwards of approximately $1,093,000 for Federal income tax return purposes, which expire through 2025. Additionally, the Company has approximately $1,168,000 in a deferred tax asset representing the impairment to the investment in subsidiary and the allowance for the collectibility of the loans to that subsidiary. The future tax benefits for all these tax assets are dependent upon the Company's ability to generate future earnings.

The Company realized a net income in the year ended December 31, 2006 due to the unrealized appreciation on its investments. The deferred taxes on this net income are offset by the tax benefit arising from a Net Operating Loss carry forward that the Company has for income tax purposes. The Company’s deferred tax benefits totaled $1,346,000 at December 31, 2005 and were fully reserved at that time. The Company’s deferred tax benefits totaled $769,000 at December 31, 2006 and are fully reserved at that time.

NOTE 8 - RELATED PARTY TRANSACTIONS

The amount due stockholders and officers of $323,258 includes a one year secured Note Payable in the amount of $227,294 created in the fourth quarter of 2006, the remaining open account balance of $95,964 represents advances which are non-interest bearing, unsecured and payable on demand. Through December 31, 2006 there have been no demands made on Regal One to make any such related payments. Under the terms of the Note Payable, the Note is due payable on or before December 8, 2008 and bears interest at a rate of 10% per annum.  Performance of the Note is secured by 100,000 common shares of Neuralstem stock that Regal owns. An amount due of $94,357 to a former, deceased officer was reduced to the current value of $40,000 as of December 31, 2002 and is payable to the widowed spouse after all other payables are covered and at the discretion of the Board of Directors.

In connection with the previously announced lawsuit versus the principals of Regal’s wholly owned subsidiary, O2 Technology, and as further defined in Note 1, Regal continues to pursue recovery of its investment in O2. During the second half of 2006, management elected to establish a reserve for costs that may arise in settling the suit. Accordingly, a contingent liability and expense of $250,000 has been recorded in 2006.

Through December 31, 2004 the Company loaned $518,490 to its wholly-owned subsidiary that was acquired in the 1st quarter of 2004. The loans are subject to interest of 6% per year, were due and payable on December 31, 2004 and are secured by a pledge of all the shares of the wholly-owned subsidiary. Due to pending litigation between the parties, the repayment has not occurred and the Company has established an allowance for the potential uncollectability of this amount. See Note 10 “Contingencies - Litigation” below.

During 2005, Regal signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  As of December 31, 2005, Regal One had made a total investment of $145,000 in SOHS and in 2006 wrote-off that investment.  Principals of SOHS are also principal shareholders of Regal One.

NOTE 9 - CONTINGENCIES

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

During October 2005, the Company negotiated and executed a settlement agreement with Eco Air Technologies and Alf Mauriston whereby the Company relinquished any claims it may have to the technology in question, and obtained certain marketing rights to the technology in several foreign countries and in certain domestic market niches. The cross-complaint filed by the Company against various O2 shareholders and their attorney seeking a rescission of the O2 acquisition agreement and their subsequent cross-complaint filed against the Company and certain of its officers, stockholders and consultants are not affected by this settlement and those actions are still being pursued by the Company and those parties

Due to these cross-complaints, the previous agreement of parties to submit the case to mediation and the court ordered date for completion of the mediation have been delayed.  It is anticipated that a new mediation date, to involve all now appropriate parties, will be set in 2006. Answers will be filed for the Company and all of the defendants related to the Company (many of whom, as individuals, were previously dismissed by the original Plaintiffs).

In addition to suing the O2-related parties, and answering their cross-complaint, the Company’s counsel has advised the Company that its primary exposure is in the nature of legal fees, but with little practical exposure on liability issues, although no assurance can be given as to the outcome. While management believes that the outcome of this case will not have a material adverse effect on its financial position or results of operations, no assurance can be given that management's assessments will prove to be correct. However, pursuant to the pending results of the litigation, a possibility exists that the Company may need to amend these financial statements and file consolidated financial statements. In such event, the consolidated financial position and results of operation may materially differ from those reflected in these unconsolidated financial statements.

Operations

On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. On September 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

In 2005, the Company initiated equity investments or agreements for investments with three biomedical companies. Under two of those agreements, the Company agreed to assume certain legal fees that are reflected in the attached financial statements for 2005 and discussed in Notes thereto. Additionally, the third agreement allows Regal to make additional cash investments in the related entity, which Regal presently does not expect to do.

NOTE 10 - SUBSEQUENT EVENTS

As defined in Note 9, indebtedness to a stockholder/officer was converted into a secured Note Payable. In 2007, that stockholder/officer continued to make cash advances to the Company and on February 28, 2007 Regal entered into a modification of the Note Payable to that party.  The modification was entered into for purposes of increasing the Note Payable amount by $45,000 as a result of additional advances made by the stockholder/officer to Regal through February 23, 2007. As a result of the increase in the outstanding loan balance, the number of Neuralstem shares subject to the security agreement was increased by 50,000. On March 21, 2007, Regal entered into a further modification of this Note Payable to reflect an additional $30,000 advance that was made by the shareholder/officer on March 20, 2007. It is anticipated that the stockholder/officer may continue to make additional periodic advances to the Company and if these do occur they will also increase the secured Note Payable.

On February 5, 2007, the Company paid the dividend that was declared and payable in 500,376 Neuralstem shares thus extinguishing the $750,564 Dividend Payable that existed on December 31, 2006.