Form 10-Q
period 2007-03-31
REGAL ONE CORP
filed 2007-05-18
CIK 845385

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 18, 2007 there were: (i) 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements listed in the table below have been prepared in accordance with the requirements of Regulation
S-X.

REGAL ONE CORPORATION
BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	UNAUDITED	AUDITED
Current Assets
Cash	$22,268	$42
Marketable Securities - Salable	483,736	449,436
Marketable Securities - Reserved for Dividend	0	750,564
Prepaid Expense	3,000	3,000

Advances to Subsidiary	518,490	518,490

Less: Allowance for Collection of Advances to Subsidiary	(518,490)	(518,490)
Total Current Assets	509,004	1,203,042
Deferred Tax Assets - net	—	—
Investments
Investment in Subsidiary	649,526	649,526
Less: Impairment of Value of Investment in Subsidiary	(649,526)	(649,526)
Investments in Non-Affiliated Portfolio Companies	2,139,510	2,741,430
Less: Marketable Securities Portion	(483,736)	(1,200,000)
Total Investments, net	1,655,774	1,541,430

TOTAL ASSETS	$2,164,778	$2,744,472

LIABILITIES & NET ASSETS (DEFICIT)

Current Liabilities
Due to Stockholders and Officers	$95,964	$95,964
Accounts Payable and Accrued Liabilities	464,658	417,155

Note Payable - Officer	292,294	227,294
Contingent Litigation Fees	250,000	250,000
Dividend Payable	—	750,564
Total Current Liabilities	1,102,916	1,740,977
Net Assets
Preferred Stock, no par value
Series A - Authorized 50,000 shares; 0 issued and outstanding in 2006 and 2005	—	—
Series B - Authorized 500,000 shares; 100,000 issued and outstanding in 2006 and 2005	500	500
Common Stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 4,633,067 as of March 31, 2007 and December 31, 2006	8,184,567	8,184,567
Paid In Capital	192,126	192,126
Dividend Paid (2007)/Declared (2006)	(710,534)	(750,564)

Accumulated Deficit	(6,604,797)	(6,623,134)
Total Net Assets	1,061,862	1,003,495
TOTAL LIABILITIES & NET ASSETS	$2,164,778	$2,744,472

Net Asset Value Per Outstanding Common Share	$0.229	$0.217

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
SCHEDULE OF INVESTMENTS
UNAUDITED
MARCH 31, 2007

Equity Investments:
	Description	Percent	Carrying Cost
Company	of Business	Ownership	Investment		Fair Value	Affiliation

Neuralstem	Biomedical company	7%	$83,707	(1)	$2,139,510	No
American Stem Cell	Biomedical company	8%	$0		$0	No
SuperOxide Health Sciences	Biomedical company	8%	$0		$0	No
Total Investments			$83,707		$2,139,510

(1)
As of March 31, 2007, the 1,293,814 Neuralstem shares held after the Regal dividend of 500,468 paid in Neuralstem shares in this quarter have been valued above at a discounted price from the 3/31/07 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at 3/31/07, the 299,527 that were registered have been recorded as a current asset. Regal also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants. In 2006, all portfolio companies were reported on a fair value basis.

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF CHANGE IN NET ASSETS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2007	March 31, 2006
	UNAUDITED	UNAUDITED
OPERATIONS:
Net investment income (loss)	$(90,277)	$(248,326)
Net Realized Gain (loss) on Portfolio Companies	(40,030)
Net change in unrealized appreciation (depreciation) of portfolio securities	148,644	350,123

Net increase (decrease) in net assets resulting from operations	18,337	101,797

SHAREHOLDER ACTIVITY:
Sale of common stock and vested options	—	281,555
Fair Market Value Change in Declared Dividends	40,030	—
	40,030	281,555

NET INCREASE (DECREASE) IN NET ASSETS FROM CAPITAL SHARE TRANSACTIONS	58,367	383,352

NET ASSETS:
Beginning of Period	1,003,495	(281,697)

End of Period	$1,061,862	$101,655

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF OPERATIONS

	Quarters ended March 31,
	2007	2006
	UNAUDITED	UNAUDITED
Investment Income	$—	$—
Operating Expenses

Professional Services	66,512	97,537

Stock Option Expense	—	136,555
Reserve for Litigation Fees	—	—

Other Selling, General and Administrative Expenses	22,965	13,434

Total Operating Expenses	89,477	247,526

Net Operating (Loss)	(89,477)	(247,526)
Other Income	—	—

Net Income (Loss) Before Provision for Income Taxes	(89,477)	(247,526)

Income Tax Expenses	800	800
Net Investment Loss	(90,277)	(248,326)

Net Realized Gain (Loss) on portfolio companies	(40,030)	—
Net change in unrealized (depreciation) appreciation in portfolio companies	148,644	350,123

Net Increase in Net Assets Resulting from Operations	$18,337	$101,797

Weighted Average Number of Common Shares	4,633,067	4,274,595

Basic	$0.004	$0.024

Weighted Average Number of Fully Diluted Shares	14,633,067	14,274,595

Diluted	$0.001	$0.007

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF CASH FLOWS

	Quarters Ended March 31,
	2007 UNAUDITED	2006 UNAUDITED
Cash Flows from operating activities:

Net Increase (Decrease) in Net Assets resulting from operations	$18,337	$101,797

Adjustments to reconcile net increase (decrease) in net assets resulting from operating activities:

Stock options	—	136,555

Increase in Investments in Portfolio Companies	(148,644)	(350,123)

Changes in operating assets and liabilities:

Increase in Due to Stockholders and Officers	—	13,000
Realized loss from Investment Portfolio	40,030	—

Increase (Decrease) in Accounts Payable/Accrued Expenses	47,503	68,122

Total Adjustments	(101,287)	(132,446)
Net cash used in operating activities	(42,774)	(30,649)
Cash Flows used in Investing Activities:
Investment in Portfolio Companies
Net cash used in investing activities

Cash Flows from Financing Activities:

Sale of common stock	—	145,000
Stockholder Loans	65,000	—

Net cash provided by financing activities	65,000	145,000
Net increase in cash	22,226	114,351
Cash at beginning of period	42	1,283
Cash at end of period	$22,268	$115,634

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$800	$800
Non-Monetary Transactions:
Dividend Payable in 500,468 portfolio company shares	$710,534
Increase in Investment in Portfolio Companies Stock		350,123
Options Granted		136,555

Total Non-Monetary Transactions	$710,534	$486,678

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Unit Operating Performance:

	UNAUDITED	UNAUDITED
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
NET ASSET VALUE, BEGINNING OF PERIOD	$0.217	$(0.061)

INCOME FROM INVESTMENT OPERATIONS:
Net investment gain (loss)	(0.019)	(0.054)
Net change in unrealized (depreciation) appreciation of portfolio companies	0.032	0.076

Total from investment operations	0.013	0.022

Net increase in net assets resulting from stock transactions	—	0.061

NET ASSET VALUE, END OF PERIOD	$0.229	$0.022

TOTAL NET ASSET VALUE RETURN	105.8%	377%

RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period	$1,061,862	$101,655
Ratios to average net assets:
Net expenses	8.7%	244%
Net investment gain (loss)	5.7%	(244%)
Portfolio Turnover Rate	—	—

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company" or “Regal”) located in Los Angeles, California, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals to early stage biomedical companies.

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

As a result in order to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, on September 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

Basis of Presentation

On February 9, 2004, the Company issued 1,000,000 of its shares in exchange for 100% of the issued and outstanding stock of O2 Technology. The shares were valued at $0.6495 per share and the Company recorded an investment of $649,526 in O2 Technology. During the course of 2004 the Company loaned O2 Technology an additional $518,490. After the loan, the Company had an aggregate investment in O2 Technology of $1,168,016. Consolidated financial statements were included in the 10Q filings with the SEC for March 31, June 30, and September 30, 2004.

As set forth in various previous financial reports and SEC filings, the Company is seeking a rescission of the O2 Technology acquisition. Consequently, the accompanying financial statements are not consolidated. In May 2007 this litigation was settled by the parties (see Note 10: “Subsequent Events”). A possibility exists that the Company may need to amend these financial statements and file consolidated financial statements in future filings. In such event, the consolidated financial position and results of operation may materially differ from those reflected in these unconsolidated financial statements

In 2006, the Company began reporting as a BDC and the attached financial statements for the year ended December 31, 2005 have been formatted in conformity with the December 31, 2006 financial statements, including the BDC supplemental schedules, for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the years ended December 31, 2006 and 2005 and its operating results, cash flows and changes in net assets for each of the years ended December 31, 2006, 2005 and 2004 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported are also presented as they relate to each of the above referenced periods.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company’s Form 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Net Increase (Decrease) in Net Assets from Operations per Share

Basic net increase (decrease) in net assets from operations per share is computed by dividing the net earnings (loss) amount adjusted for cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase (decrease) in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options and from the assumed conversion of the Series B Convertible Preferred Stock. Diluted net increase (decrease) in net assets from operations per share is computed by dividing the net earnings (loss) amount adjusted for cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For all periods presented the above potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company's comprehensive income (loss) does not differ from its reported net income (loss). As an investment company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders' deficit. This treatment is similar to the treatment required by SFAS No. 130.

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

Stock Based Incentive Program

SFAS No. 123R, Share Based Payment, a revision to SFAS No. 123, Accounting for Stock Based Compensation and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased, or canceled after that date. The Company adopted SFAS No. 123R effective January 1, 2006.

Exchange of Non-monetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Non-monetary Transactions”, provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 became effective for the Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 to any future non-monetary exchange transactions.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments − an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets" to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

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

Marketable Securities

In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem’s transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see Note 7). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006. In late December 2006, the shares began trading on the OTC:BB under the ticker symbol NRLS.OB. On February 5, 2007, the Company distributed 500,468 Neuralstem shares to its shareholder. As of March 31, 2007, Regal held 1,293,814 Neuralstem shares. The shares have been valued at a discounted price from the 3/31/07 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at 3/31/07, the 299,527 that were registered and are freely tradable have been recorded as a current asset in the amount of $483,736, constituting working capital that is still available to Regal as of March 31, 2007. Regal also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants. On 12/31/06, Regal had recorded a dividend payable balance in the Current Liabilities section of its Balance Sheets. This distribution of 500,468 of Neuralstem shares were reserved for a Regal dividend of record which was paid in the first quarter of 2007, thus extinguishing the 12/31/06 dividend payable balance in Current Liabilities.

NOTE 3 - EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock. Since that date, there have been no other equity sales in the year ended December 31, 2006 or quarter ended March 31, 2007.

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter. An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in that quarter for the vested options. All the options are exercisable at the price of $0.50 per share, equal to or higher than the public share price on the dates of the grants, and option lives ranged from 3 years to 10 years. During the quarter ended March 31, 2007, no additional options were granted or vested and no options were exercised.

In connection with the secured loan received during the quarter ended September 30, 2006 and paid in the quarter ended December 31, 2006, warrants to purchase 75,000 shares of the Company’s stock were issued to the lender as a commitment fee. These warrants have been valued under the Black-Scholes Pricing Model and $26,171 was recognized in the year as prepaid expense that was fully amortized into expense on the payment date. The warrants are exercisable for a period of five years at the price of $0.60 per share, which was higher than the public share price on the date of the grant. None of these warrants were exercised in 2006 or the first quarter of 2007.

The stock options and warrants issued during 2006 were valued under the Black-Scholes Option-Pricing Model using the following assumptions within the ranges defined: market price of Regal stock at grant date; exercise price; one and three year terms; volatility ranging from 188% to 350%; no dividends assumed; and a discount rate - bond equivalent yield of 4.27%. As of December 31, 2006, 885,000 options, with 635,000 vested, and 75,000 vested warrants were outstanding. The possibility that the options may be exercised in the future represents potential dilution to existing shareholders. If all the outstanding options and warrants had been exercised as of December 31, 2006, the impact on the fully diluted Earnings Per Share as reflected in the Statement Of Operations for 2006 would be a reduction from $0.117 earnings per share to $0.110 earnings per share.

In conjunction with the Neuralstem registration, the contingency delaying the Company’s previously declared dividend in Neuralstem shares has been removed. Regal paid that dividend, amounting to 500,468 Neuralstem shares including rounding, on February 5, 2007. Since the record date for this dividend occurred earlier in 2006, Regal had recorded a payable for this dividend in the quarter ended December 31, 2006 using the per share valuation reflected in the portfolio balance at that date and also recorded that valuation as a reduction in the equity section. As of the payment date, that valuation was adjusted to the then existing fair market value of the Neuralstem shares and the Neuralstem valuation in the Company’s portfolio balance was then reduced by that final dividend amount.

The authorized number of shares of preferred stock (Series A and B) is 550,000. The Company's bylaws allow for segregating this preferred stock into separate series. As of December 31, 2006 and March 31, 2007, the Company has authorized 50,000 shares of series A preferred stock and 500,000 shares of series B convertible preferred stock; there were no outstanding shares of series A preferred stock and 100,000 shares of series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class voted by a large majority to void the dividend preference, at the option of the holder of series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to 100,000 shares. As of December 31, 2006 and March 31, 2007, no dividends have been declared on the series A or series B convertible preferred stock.

NOTE 4 - IMPAIRMENT OF ASSETS

As set forth in various previous financial reports and SEC filings, the Company is seeking a rescission of the O2 Technology acquisition. The immediate effect of these matters was to impair the assets acquired in the O2 acquisition. Accordingly, the Company has written-off in 2004 all of the assets acquired with O2 and the advances made to O2 - see Note 1 - “Presentation”. In May 2007 this litigation was settled by the parties (see Note 10: “Subsequent Events”).

NOTE 5 - STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) was for its employees, directors, officers and consultants or advisors of the Company. On May 3, 1995, the Company filed a registration statement on Form S-8 adopting a 3,000,000 common share Plan. Under the plan, the Board of Directors was authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. In 2004 and earlier years, the Plan was extended by the Company’s shareholders. On March 4, 2005 the Company's shareholders approved another extension of time in which to exercise outstanding options to purchase shares of the Company’s common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result 1,147,140 unexercised options became null and void. During the year ended December 31, 2005 and 2004, 252,308 and 814,057 options respectively were exercised and the Company realized $205,000 and $661,421 respectively in working capital. As of September 30, 2005, holders had exercised options to purchase 1,852,860 shares of common stock. As of December 31, 2006 and March 31, 2007, all outstanding options granted under our stock option plan had either been exercised or expired. As of December 31, 2006 and March 31, 2007, there were 980,986 shares available for future grants. During the quarter ended March 31, 2007, no activity occurred within the Company’s stock option plan.

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

As of June 30, 2005, the Company entered into an agreement with American Stem Cell (ASC), a private development stage company, to assist ASC in the preparation and filing of an SB 2 registration statement. Regal acquired 3,000,000 shares of ASC’s common stock in exchange for the Company’s investment via a variety of considerations that support ASC’s transition from a private development-stage company to a publicly traded operational entity. These considerations include the Company’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company’s network of advisors and other related resources. Regal valued these shares in its balance sheet at the $34,087 of accrued legal fees that it had assumed to date. However, in 2006 the SB 2 registration was withdrawn and ASC undertook a restructuring of its various securities holders. In the quarter ended December 31, 2006, the Company wrote off its $34,087 investment in ASC.

As of June 30, 2005, the Company had entered into a Letter of Intent with Neuralstem, Inc., a private early stage company, to assist it in filing an SB-2 registration statement. Effective September 15, 2005, those understandings were memorialized and further defined in an “Equity Investment and Share Purchase Agreement” between the parties. Regal acquired approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem’s transition from a private, early stage, research and development company to a publicly traded operational entity. These considerations included the Company’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company’s network of advisors and other related resources. Regal initially reflected these shares in its balance sheet as of December 31, 2005 based on its estimated $50,000 direct cost of the considerations it had provided or planned to provide to Neuralstem. During 2006, Neuralstem filed an SB-2 registration statement and in August 2006 it was declared effective. As of December 31, 2006, Neuralstem shares were trading on the OTC:BB exchange. Prior to effectiveness of the registration, 1,000,000 of Neuralstem shares held by Regal were subject to forfeiture based on contingency concerning the initial submission date and effective date of Neuralstem’s SB-2 registration; 51,000 of these shares were forfeited in the third quarter of 2006 and the balance are no longer subject to forfeit. As of December 31, 2006, the 1,794,287 Neuralstem shares held after the forfeit have been valued as indicated in the Schedule of Investments. Of those shares, 800,000 shares were registered by Neuralstem, were readily salable and were reclassified as Marketable Securities in the Current Assets section of the Balance Sheet. 500,468 of those Neuralstem shares were reserved for the Company’s dividend of record that was paid on February 5, 2007. The balance of those Neuralstem shares remains reclassified as Marketable Securities in the Current Assets section of the Balance Sheet. Regal also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a nominal $50,000 value has been assigned to these warrants.

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. In 2005, all portfolio companies were reported on a cost basis. For 2006 and the first quarter of 2007, the Investment Committee of the Board of Directors valued the portfolio under FAS 157 and bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

NOTE 7 - INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS No. 109. The application of SFAS No. 109 had an immaterial effect on the Company's financial statements for the periods prior to January 1, 1993 due to operating losses incurred by the Company in 1993 and prior years. One of the provisions of Statement 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carry forwards and certain deductible temporary differences. At December 31, 2006, 2005 and 2004, the tax effects, computed at a 33% tax rate, of temporary differences that give rise to significant portions of deferred tax assets. There were no significant changes in the first quarter of 2007:

As of December 31, 2006, the Company has net operating loss carry forwards of approximately $1,093,000 for Federal income tax return purposes, which expire through 2025. Additionally, the Company has approximately $1,168,000 in a deferred tax asset representing the impairment to the investment in subsidiary and the allowance for the collectibility of the loans to that subsidiary. The future tax benefits for all these tax assets are dependent upon the Company's ability to generate future earnings. There were no significant changes in the first quarter of 2007, however, in May 2007 this litigation was settled by the parties (see Note 10: “Subsequent Events”).

The Company realized a net income in the year ended December 31, 2006 and quarter ended March 31, 2007 due to the unrealized appreciation on its investments. The deferred taxes on this net income are offset by the tax benefit arising from a Net Operating Loss carry forward that the Company has for income tax purposes. The Company’s deferred tax benefits totaled $745,000 at December 31, 2006 and are fully reserved at that time. There were no significant changes in the first quarter of 2007.

NOTE 8 - RELATED PARTY TRANSACTIONS

The amounts due to stockholders and officers, as of March 31, 2007, is $388,258 and includes a one year secured Note Payable in the amount of $292,294 created in the fourth quarter of 2006 and increased in the quarter ended March 31, 2007, the remaining open account balance of $95,964 represents advances which are non-interest bearing, unsecured and payable on demand. Through December 31, 2006 and March 31, 2007, there have been no demands made on Regal One to make any such related payments. Under the terms of the Note Payable, the Note is due and payable on or before December 8, 2008 and bears interest at a rate of 10% per annum. Performance of the Note is secured by 250,000 common shares of Neuralstem stock that Regal owns. An amount due of $94,357 to a former, deceased officer was reduced to the current value of $40,000 as of December 31, 2002 and is payable to the widowed spouse after all other payables are covered and at the discretion of the Board of Directors.

Through December 31, 2004 the Company loaned $518,490 to its wholly-owned subsidiary that was acquired in the 1st quarter of 2004. The loans are subject to interest of 6% per year, were due and payable on December 31, 2004 and are secured by a pledge of all the shares of the wholly-owned subsidiary. Due to pending litigation between the parties, the repayment has not occurred and the Company has established an allowance for the potential uncollectability of this amount. See Note 9 “Contingencies - Litigation” and Note 10: “Subsequent Events” below.

During 2005, Regal signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company. As of December 31, 2005, Regal One had made a total investment of $145,000 in SOHS and in 2006 wrote-off that investment. Principals of SOHS are also principal shareholders of Regal One.

NOTE 9 - CONTINGENCIES

Litigation

The Company and certain of its officers and consultants were named as defendants in a case filed on November 4, 2003, under the name "Eco Air Technologies vs. Regal One Corporation, et. al" (California Superior Court, County of Orange, Case No. 03CC13317). On April 7, 2005, the Company and certain of its officers, stockholders and consultants were named as cross-defendants in a cross-complaint filed by two of the former directors of O2. The Company had been advised that such a filing added significantly to the fee exposure of the Company.

During October 2005, the Company negotiated and executed a settlement agreement with Eco Air Technologies and Alf Mauriston whereby the Company relinquished any claims it may have to the technology in question, and obtained certain marketing rights to the technology in several foreign countries and in certain domestic market niches. In May 2007 this remainder of this litigation was settled by the remaining parties (see Note 10: “Subsequent Events”). The Company is reviewing to what extent the results of the settlement will require it to amend past financial statements.

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

In 2005, the Company initiated equity investments or agreements for investments with three biomedical companies. Under two of those agreements, the Company agreed to assume certain legal fees that are reflected in the financial statements for 2005 and discussed in Notes thereto. The obligations to assume any other such expenses were terminated in 2006. Additionally, the third agreement allows Regal to make additional cash investments in the related entity, which Regal presently does not expect to do.

NOTE 10 - SUBSEQUENT EVENTS

As defined in Note 8, indebtedness to a stockholder/officer was converted into a secured Note Payable. In 2007, that stockholder/officer continued to make cash advances to the Company and on February 28, 2007 and March 21, 2007 Regal entered into modifications of the Note Payable to that party. The modifications were entered into for purposes of increasing the Note Payable amount by $65,000 as a result of additional advances made by the stockholder/officer to Regal through March 31, 2007. As a result of the increase in the outstanding loan balance, the number of Neuralstem shares subject to the security agreement was increased by 50,000. In April and May 2007, the stockholder made additional advances to the Company and it is anticipated that the stockholder/officer may continue to make additional periodic advances to the Company. These will also increase the secured Note Payable.

On April 1, 2007, the Company and Equity Communications entered into a settlement agreement regarding the value of services provided by Equity to the Company. The result of this settlement was that the Company provided 20,000 Neuralstem shares to Equity in full settlement of the $72,000 that Equity had billed to the Company.

On May 10, 2007, the Company filed an 8-K to report that it and its officers and associated representatives and consultants had entered into a confidential, final and complete settlement on May 7 with O2 Technology, Inc., Ronald Hofer, Richard Allen Smith and Amber Le Bleu-Hofer, resolving their differences which were detailed in the Orange County Superior court case, Eco Air vs. Regal One et. al. and the various cross-complaints in that litigation. The parties determined that their business transaction failed to close through a mutual mistake of fact without fault by any party and, consequently, they never had any rights in each other. All parties are returned to their status as if the contemplated transaction never occurred and no party admits or accepts any liability for events transpiring in the interim as between and among the various persons and corporations involved. The parties acknowledge that they have no interest or claim to each other’s securities and that there are no debts or obligations between them.

See Independent Registered Accounting Firm Report

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results

Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding:

•	the type and character of our future investments

•	future sources of revenue and/or income

•	increases in operating expenses

•	future trends with regard to net investment losses

•	how long cash on hand can sustain our operations

•	other statements regarding our future operations, financial condition, prospects and business strategies

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

The following discussion is qualified by reference to, and should be read in conjunction with the Company's financial statements and the notes with this document, and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2006 included in the Company's Annual Report on Form 10−K.

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

Pursuant to the requirements of the Investment Company Act of 1940, as amended, the Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. The Investment Committee of the Board of Directors bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio should there be a ready market for such equity securities currently in existence.

Strategy

We intend to focus our efforts on assisting private biomedical companies with distinctive IP and well-defined, near-term applications that address significant and quantifiable markets and that can benefit from our network of business professional. Our Investment Committee has adopted a charter wherein these criteria will be weighed against other criteria including:

•	Strategic fit,

•	Management ability, and

•	Incremental value that we can bring to the potential client

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

Portfolio Investments

During the three month ended March 31, 2007, we did not add any companies to our portfolio. Our portfolio is as follows:

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

American Stem Cell

As of June 30, 2005, we entered into an agreement with American Stem Cell (“ASC”) whereby we were to provide services. In consideration for such services were granted 3,000,000 common shares of ASC’s. .

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

Financial Condition Overview

The Company's total assets were $2,164,778 and its net assets were $1,061,862 at March 31, 2007, compared to $703,140 and $101,655, respectively, for the comparable period in 2006 and $2,744,472 and $1,003,495 for the year ending December 31, 2006.

The changes in total assets during the three months ended March 31, 2007 were primarily attributable to a decrease in marketable securities reserved for dividend by $710,334, offset by an increase in total portfolio investment value of $579,692 and an increase in cash of $22,226. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities. For example, the Company incurred a net realized loss on portfolio companies of $40,030 offset by the net change in unrealized appreciation (depreciation) of portfolio securities of $148,644 for the three month period ending March 31, 2007 solely as a result of an increase in the share price of Neuralstem, Inc. share price increase.

The changes in net assets during the three months ended March 31, 2007 were primarily attributable to the increase in the value assigned to Neuralstem stock. The increase in current liabilities was primarily due to an increase of a note payable to an officer and an increase in accounts payable.

The Company's financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company's help. These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

Result of Operations for the three month period ending March 31, 2007

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared.

We did not have any Investment Income for the three month period ended March 31, 2007.

Operating Expenses

Our operating expenses consist mostly of fees paid to outside attorneys, consultants, and accountants in connection with the advisory services we provide our clients and to a lesser extent for general overhead.

For the three months ended March 31, 2007, operating expenses were $89,477. Operating expenses were primarily attributed to professional service fees, stock option expenses and general and administrative expenses stemming from increased activity in managing our portfolio companies, as well as an increase in the reserve for anticipated litigation fees.

We anticipate operational expenses will continue to increase as we add more companies to our portfolio.

Net Investment Income/Loss

For the three months ending March 31, 2007, net investment loss was $90,277. This amount consisted primarily of professional services and consulting fees and general overhead.

We anticipate our net investment loss will continue to increase as we add more companies to our portfolio and hold the securities of our portfolio companies for long term capital growth.

Result of Operations for the three month period ending March 31, 2007 in comparison to the 2006 period

Investment Income

We did not have any Investment Income for the three months ended March 31, 2007 or 2006.

Operating Expenses

For the three months ended March 31, 2007, operating expenses were $89,477 compared to $247,526 for comparable period of 2006. The decrease for the three month period ending March 31, 2007 compared to the comparable period of 2006 is primarily attributed to stock option expenses of $136,555 in three month period ending March 31, 2006 compared to $0 in the comparable period in 2007, and a decrease in professional services of $40,407 for the three month period ending March 31, 2007 compared to the comparable period of 2006.

Net Investment Income/Loss

For the three months ending March 31, 2007, net investment loss was $90,276 compared to $248,326 for the comparable period ended March 31, 2006. The decrease of $158,049 in the three month period ending March 31, 2007 as compared to the comparable period ended March 31, 2006 is primarily attributable to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $506,004 in liquid and semi liquid asset consisting of: (i) $22,268 in cash; and (ii) $483,736 in registered shares of Neuralstem.

For the three month period ended March 31, 2007 we satisfied our working capital needs from: (i) cash on hand at the beginning of the period; (ii) an increase in accounts payable and current liabilities of $47,503, and (iii) an increase in a note payable to an officer of $65,000. As of March 31, 2007 the Company had a Net Asset Value of $1,061,862.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. The Company's monthly cash burn rate is approximately $30,000. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses it is constantly seeking to secure adequate funding under acceptable terms. There is no assurance that the Company will be able to do so. Further, if the Company is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

Item 4. Control and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported on a timely basis and accumulated and made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures were effective as of March 31, 2007.

In evaluating changes in internal control over financial reporting during the quarter ended March 31, 2007, management identified no changes in its internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART 1I - OTHER INFORMATION

Item 1. Legal Proceedings

On November 4, 2003 the Company and certain of its officers and consultants were named as defendants in a lawsuit by Eco Air Technologies and Svenska Gellenvent AB alleging ownership of certain technologies which the Company believed to be owned by its wholly owned subsidiary, O2 Technology, Inc. (“O2”). This case has now been resolved by settlement, with all sides withdrawing their claims and no individual claims remaining. The litigation, for all of the Regal-related parties is completed. There will be no further exposure nor cost to regal for this activity.

Item 1A. Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

We Have Historically Lost Money and Losses May Continue in the Future:

We have historically lost money. The loss for the 2006 fiscal year was $779,206 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations.

We recently undertook our current business model and as a result, historical results may not be relied upon with regard to our operating history:

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

The Company’s cash expenses are very large relative to its cash flow which requires the Company continually to sell new shares. This could result in substantial dilution to our shareholders or our ability to continue in operations should additional capital not be raised:

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

Regulations governing operations of a business development company will affect the Company’s ability to raise, and the way in which the Company raises additional capital. This could result in the Company not being able to raise additional capital and accordingly cease operations:

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

The success of the Company will depend in part on its size, and in part on management’s ability to make successful investments:

If the Company is unable to select profitable investments, the Company will not achieve its objectives. Moreover, if the size of the Company remains small, operating expenses will be higher as a percentage of invested capital than would otherwise be the case, which increases the risk of loss (and reduces the chance for gain) for investors.

The Company’s investment activities are inherently risky:

The Company’s investment activities involve a significant degree of risk. The performance of any investment is subject to numerous factors which are neither within the control of nor predictable by the Company. Such factors include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies.

The Company’s equity investments may lose all or part of their value, causing the Company to lose all or part of its investment in those companies:

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

The Company common stock has historically traded at a substantial premium to net asset value:

Historically, the Company’s common stock has traded at a substantial premium to its net asset value. The following summarizes the Company’s approximate net asset value and corresponding stock price:

As of December 31,	2006	2005	2004

Net Asset Value	$ 0.22	$ (0.12)	$ (0.12)

Stock Price*	$ 0.15	$ 0.30	$ 0.95

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

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements:

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

We could fail to retain or attract key personnel who are required in order for us to fully carry out our business plan:

The Company’s operations and ability to implement its business plan are dependent upon the efforts of its key personnel, the loss of the services of which could have a material adverse effect on the Company. The Company will likely be required to hire additional personnel to implement its business plan. Qualified employees and consultants are in great demand and are likely to remain a limited resource for the foreseeable future. Competition for skilled creative and technical talent is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel. Any failure by the Company to retain the services of existing employees and consultants or to hire new employees when necessary could have a material adverse effect upon the Company’s business, financial condition and results of operations. Our future success depends in significant part on the continued services of Dr. Malcolm Currie, our Chairman and Chief Executive Officer. We have no employment agreement with or life insurance on, Dr. Currie.

The Company operates in a highly competitive market:

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

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders:

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

Our share ownership is concentrated:

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

We may change our investment policies without further shareholder approval:

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

The Company’s common stock may be subject to the penny stock rules which might make it harder for stockholders to sell:

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

•
Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

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

Limited regulatory oversight may require potential investors to fend for themselves:

The Company has elected to be treated as a business development company under the 1940 Act which makes the Company exempt from some provisions of that statute. The Company is not registered as a broker-dealer or investment advisor because the nature of its proposed activities does not require it to do so; moreover it is not registered as a commodity pool operator under the Commodity Exchange Act, based on its intention not to trade commodities or financial futures. However, the Company is a reporting company under the Securities Exchange Act of 1934. As a result of this limited regulatory oversight, the Company is not subject to certain operating limitations, capital requirements, or reporting obligations that might otherwise apply and investors may be left to fend for themselves.

The Company’s concentration of portfolio company securities:

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

The unlikelihood of cash distributions:

Although the Company has the corporate power to make cash distributions, such distributions are not among the Company’s objectives. Consequently, management does not expect to make any cash distributions in the immediate future. Moreover, even if cash distributions were made, they would depend on the size of the Company, its performance, and the expenses incurred by the Company.

Because many of the Company’s portfolio securities will be recorded at values as determined in good faith by the Board of Directors, the prices at which the Company is able to dispose of these holdings may differ from their respective recorded values:

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

The lack of liquidity in the Company’s portfolio securities would probably prevent the Company from disposing of them at opportune times and prices, which may cause a loss and/or reduce a gain:

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

Holding securities of privately held companies may be riskier than holding securities of publicly traded companies due to the lack of available public information:

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

The market values of publicly traded portfolio companies are likely to be extremely volatile:

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