Form 10-Q
period 2007-06-30
REGAL ONE CORP
filed 2007-08-08
CIK 845385

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007
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

As of July 31, 2007 there were: (i) 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results
Item 3. Control and Procedures

PART 1I - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Securities Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements listed in the table below have been prepared in accordance with the requirements of Regulation S-X.

REGAL ONE CORPORATION
BALANCE SHEETS

	June 30, 2007	December 31, 2006
	UNAUDITED	AUDITED
ASSETS
Current Assets
Cash	$11,977	$42
Marketable Securities - Salable	438,280	449,436
Marketable Securities - Reserved for Dividend	—	750,564
Prepaid Expense	3,000	3,000

Advances to Subsidiary	—	518,490
Less: Allowance for Collection of Advances to Subsidiary	—	(518,490)
Total Current Assets	453,257	1,203,042
Deferred Tax Assets - net	—	—
Investments
Investment in Subsidiary	—	649,526
Less: Impairment of Value of Investment in Subsidiary	—	(649,526)
Investments in Non-Affiliated Portfolio Companies	1,790,796	2,741,430
Less: Marketable Securities Portion	(438,280)	(1,200,000)
Total Investments, net	1,352,516	1,541,430

TOTAL ASSETS	$1,805,773	$2,744,472

LIABILITIES & NET ASSETS
Current Liabilities
Due to Stockholders and Officers	$95,964	$95,964
Accounts Payable and Accrued Liabilities	396,952	417,155
Note Payable - Officer	640,803	227,294
Contingent Litigation Fees	—	250,000
Dividend Payable	—	750,564
Total Current Liabilities	1,133,719	1,740,977

Net Assets
Preferred Stock, no par value
Series A - Authorized 50,000 shares; 0 issued and outstanding in 2006 and 2005	—	—
Series B - Authorized 500,000 shares; 100,000 issued and outstanding in 2006 and 2005	500	500
Common Stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 3,633,067 as of June 30, 2007 and 4,633,067 as of December 31, 2006	7,535,041	8,184,567
Paid In Capital	187,704	192,126

Dividend Declared	—	(750,564)
Accumulated Deficit	(7,051,191)	(6,623,134)
Total Net Assets	672,054	1,003,495

TOTAL LIABILITIES & NET ASSETS	$1,805,773	$2,744,472
Net Asset Value Per Outstanding Common Share	$0.185	$0.217

See Accompanying Notes to the Financial Statements

 REGAL ONE CORPORATION
SCHEDULE OF INVESTMENTS
JUNE 30, 2007
UNAUDITED

Equity Investments:

Company	Description of Business	Percent Ownership	Carrying Cost Investment		Fair Value	Affiliation

Neuralstem	Biomedical company	7%	$83,707	(1)	$1,790,796	No
American Stem Cell	Biomedical company	8%	$0		$0	No
SuperOxide Health Sciences	Biomedical company	8%	$0		$0	No
Total Investments			$83,707		$1,790,796

(1) As of June 30, 2007, the 1,328,852 Neuralstem shares held after the adjusted Regal dividend paid in 465,430 Neuralstem shares in the first quarter have been valued at a discounted price from the 6/30/07 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at 6/30/07, the adjusted 334,565 that were registered have been recorded as a current asset. Regal also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants. In 2006, all portfolio companies were also reported on a fair value basis.

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF CHANGE IN NET ASSETS

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
	UNAUDITED	UNAUDITED
OPERATIONS:

Net investment income (loss)	$(193,371)	$(338,782)
Net realized gain (loss) on portfolio securities	(40,176)	—
Net change in unrealized appreciation (depreciation) of portfolio securities	(194,510)	347,332

Net increase (decrease) in net assets resulting from operations	(428,057)	8,550

SHAREHOLDER ACTIVITY:

Stock Sales and vested Options	—	281,555

Declared Dividend	96,616	—
	96,616	281,555

NET INCREASE (DECREASE) IN NET ASSETS	(331,441)	290,105

NET ASSETS:
Beginning of Period	1,003,495	(281,697)

End of Period	$672,054	$8,408

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF OPERATIONS

	Quarters ended June 30,		Six Months Ended
	2007	2006	6/30/07	6/30/06
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Investment Income	$—	$—	$—	$—
Operating Expenses
Professional Services	36,217	73,528	102,729	171,064
Stock Option Expense	—	—	—	136,555
Litigation Settlement	45,000		45,000	—
Other Selling, General and Administrative Expenses	32,677	16,928	55,642	30,363
Total Operating Expenses	113,894	90,456	203,371	337,982
Net Operating (Loss)	(113,894)	(90,456)	(203,371)	(337,982)
Other Income - Gain on Services Fee Settlement	10,000	—	10,000	—
Net Income (Loss) Before Provision for Income Taxes	(103,894)	(90,456)	(193,371)	(337,982)
Income Tax Expenses	(800)	—	—	800
Net Investment Income (Loss)	(103,094)	(90,456)	(193,371)	(338,782)
Net Realized Gain (Loss) on portfolio companies	—	—	(40,176)	—
Net change in unrealized (depreciation) appreciation in portfolio companies	(343,300)	(2,791)	(194,510)	347,332
Net Increase in Net Assets Resulting from Operations	$(446,394)	$(93,247)	$(428,057)	$8,550
Weighted Average Number of Common Shares	3,633,067	4,449,825	3,633,067	4,360,691
Basic	$(0.122)	$(0.021)	$(0.118)	$0.002
Weighted Average Number of Fully Diluted Shares	13,633,067	14,449,825	13,633,067	14,360,691
Diluted	$(0.122)	$(0.021)	$(0.118)	$0.001

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
	UNAUDITED	UNAUDITED
Cash Flows from operating activities:
Net Increase (Decrease) in Net Assets resulting from operations	$(428,057)	$8,550
Adjustments to reconcile net increase (decrease) in net assets resulting from operating activities:

Stock options	—	136,555
(Increase) Decrease in Investments in Portfolio Companies	256,511	(347,332)
Gains on Services Fees Settlement	(10,000)	—
Changes in operating assets and liabilities:
Increase in Due to Stockholders and Officers	—	13,000
Realized loss from Investment Portfolio	40,176	—

Increase (Decrease) in Accounts Payable/Accrued Expenses	(10,204)	72,054
(Decrease) in Contingent Litigation Fees	(250,000)	—

Total Adjustments	26,483	(125,723)
Net cash used in operating activities	(401,574)	(117,173)
Cash Flows used in Investing Activities:
Investment in Portfolio Companies	—	—

Cash Flows from Financing Activities:

Sale of common stock	—	145,000
Stockholder Loans	413,509	—

Net cash provided by financing activities	413,509	145,000

Net increase in cash	11,935	27,827
Cash at beginning of period	42	1,283
Cash at end of period	$11,977	$29,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-Monetary Transactions:
Dividend Payable in 465,430 portfolio company shares	$653,948	—
Increase in Investment in Portfolio Companies		2,791
Stock Options Granted		136,555

Total Non-Monetary Transactions	$653,948	$139,346

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Unit Operating Performance:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	UNAUDITED	UNAUDITED

NET ASSET VALUE, BEGINNING OF PERIOD	$0.276	$(0.061)
INCOME FROM INVESTMENT OPERATIONS:
Net investment gain (loss)	(0.064)	(0.073)
Net change in unrealized (depreciation) appreciation of portfolio companies	(0.054)	0.075

Total from investment operations	(0.118)	0.002

Net increase in net assets resulting from stock transactions	0.027	0.061

NET ASSET VALUE, END OF PERIOD	$0.185	$0.002

TOTAL NET ASSET VALUE RETURN	(33.0%)	103%

RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period	$672,054	$8,408
Ratios to average net assets:
Net expenses	24.3%	4029%
Net investment gain (loss)	(51.1%)	(4029%)
Portfolio Turnover Rate	—	—

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company" or “Regal”) located in Los Angeles, California, is a financial services company which coaches and assists biomedical companies, through the use of our network of professionals, in listing their securities on the over the counter market or national exchanges.

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

Basis of Presentation

On February 9, 2004, the Company issued 1,000,000 of its shares in exchange for 100% of the issued and outstanding stock of O2 Technology (“O2”). The shares were valued at $0.6495 per share and the Company recorded an investment of $649,526 in O2 Technology. Subsequent to the issuance, the Company and O2 were named as co-cross defendants in the litigation entitled “Eco Air Technologies vs. Regal One Corporation, et. al..” (“Eco Litigation”). As set forth in various previous financial reports and SEC filings, the Company was seeking a rescission of the O2 acquisition as part of the Eco Litigation. Consequently, the previous year’s financial statements were not consolidated. In May 2007 the Eco Litigation was settled by the parties (see Note 9: “Contingencies”).

In 2006, the Company began reporting as a BDC and the attached financial statements for the year ended December 31, 2006 have been formatted in conformity with the December 31, 2006 financial statements, including the BDC supplemental schedules, for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the years ended December 31, 2006 and 2005 and its operating results, cash flows and changes in net assets for each of the years ended December 31, 2006, 2005 and 2004 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported are also presented as they relate to each of the above referenced periods.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all marketable securities to be cash equivalents (see Note 2). None of the Company's cash is restricted.

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

NOTE 2 - CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and may include instruments with maturities of three months or less at the time of purchase.

Marketable Securities

In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem’s transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see Note 6). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006. In late December 2006, the shares began trading on the OTC:BB under the ticker symbol NRLS.OB. On February 5, 2007, the Company distributed 500,468 Neuralstem shares to its shareholder of which 35,038 of these shares were returned to the Company’s ownership in connection with the settlement of the Eco Litigation. As of June 30, 2007, Regal held 1,328,852 Neuralstem shares. The shares have been valued at a discounted price from the 6/30/07 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at 6/30/07, the 334,565 that were registered and are freely tradable have been recorded as a current asset in the amount of $438,280, constituting working capital that is still available to Regal as of June 30, 2007. Regal also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants. On 12/31/06, Regal had recorded a dividend payable balance in the Current Liabilities section of its Balance Sheets. This distribution initially consisted of 500,468 Neuralstem shares. The distribution was made in the first quarter of 2007 and resulted in an adjustment to the Current Liabilities balance.

NOTE 3 - EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock. Since that date, there have been no other equity sales in the year ended December 31, 2006 or six month period ended June 30, 2007. As a result, the Company’s outstanding common share balance as of June 30, 2007 is 3,633,067.

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter. An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in that quarter for the vested options. All the options are exercisable at the price of $0.50 per share, equal to or higher than the public share price on the dates of the grants, and option lives ranged from 3 years to 10 years. During the six month period ended June 30, 2007, no additional options were granted or vested and no options were exercised.

In connection with the secured loan received during the quarter ended September 30, 2006 and paid in the quarter ended December 31, 2006, warrants to purchase 75,000 shares of the Company’s stock were issued to the lender as a commitment fee. These warrants have been valued under the Black-Scholes Pricing Model and $26,171 was recognized in the year as prepaid expense that was fully amortized into expense on the payment date. The warrants are exercisable for a period of five years at the price of $0.60 per share, which was higher than the public share price on the date of the grant. None of these warrants were exercised in 2006 or the six month period ended June 30, 2007.

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

In conjunction with the Neuralstem registration, the contingency delaying the Company’s previously declared dividend in Neuralstem shares has been removed. Regal paid that dividend, amounting to 500,468 Neuralstem shares including rounding, on February 5, 2007. Of this amount, 35,038 shares were returned to Regal as part of the Eco Litigation settlement. Since the record date for this dividend occurred earlier in 2006, Regal had recorded a payable for this dividend in the quarter ended December 31, 2006 using the per share valuation reflected in the portfolio balance at that date and also recorded that valuation as a reduction in the equity section. As of the payment date, that valuation was adjusted to the then existing fair market value of the Neuralstem shares and the Neuralstem valuation in the Company’s portfolio balance was then reduced by that final dividend amount.

The authorized number of shares of preferred stock (Series A and B) is 550,000. The Company's Certificate of Incorporation allow for segregating this preferred stock into separate series. As of December 31, 2006 and June 30, 2007, the Company has authorized 50,000 shares of series A preferred stock and 500,000 shares of series B convertible preferred stock; there were no outstanding shares of series A preferred stock and 100,000 shares of series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class voted by a large majority to void the dividend preference, at the option of the holder of series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to 100,000 shares. As of December 31, 2006 and June 30, 2007, no dividends have been declared on the series A or series B convertible preferred stock.

NOTE 4 - IMPAIRMENT OF ASSETS

As set forth in various previous financial reports and SEC filings, the Company was seeking a rescission of the O2 Technology acquisition. The immediate effect of these matters was to impair the assets acquired in the O2 acquisition. Accordingly, the Company had written-off in 2004 all of the assets acquired with O2 and the advances made to O2 - see Note 1 - “Presentation”. In May 2007 this litigation was settled by the parties (see Note 9: “Contingencies”).

NOTE 5 - STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to incentives its employees, directors, officers, consultants and advisors. On May 3, 1995, the Company filed a registration statement on Form S-8 adopting a 3,000,000 common share Plan. Under the plan, the Board of Directors was authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. In 2004 and earlier years, the Plan was extended by the Company’s shareholders. On March 4, 2005 the Company's shareholders approved another extension of time in which to exercise outstanding options to purchase shares of the Company’s common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result 1,147,140 unexercised options became null and void. During the year ended December 31, 2005 and 2004, 252,308 and 814,057 options respectively were exercised and the Company realized $205,000 and $661,421 respectively in working capital. As of September 30, 2005, holders had exercised options to purchase 1,852,860 shares of common stock. As of December 31, 2006 and June 30, 2007, all outstanding options granted under our stock option plan had either been exercised or expired. As of December 31, 2006 and June 30, 2007, there were 980,986 shares available for future grants.

The following table summarizes the Company's stock options activity under the Plan; there were no changes in the first six months of 2007:

	Year Ended 12/31/06		Year Ended 12/31/05		Year Ended 12/31/04
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1	—	—	1,399,448	$.8125	2,213,055	$.8125

Granted	—	—	—	—	—	—
Exercised	—	—	(252,308)	$.8125	(814,057)	.8125
Expired	—	—	(1,147,140)	$.8125	—	—
Outstanding at December 31, 2006, 2005 and 2004	—	—	0	0	1,399,448	$.8125

NOTE 6 - INVESTMENTS

On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s business to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. On September 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

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

As of June 30, 2005, the Company had entered into a Letter of Intent with Neuralstem, Inc., a private early stage company, to assist it in filing an SB-2 registration statement. Effective September 15, 2005, those understandings were memorialized and further defined in an “Equity Investment and Share Purchase Agreement” between the parties. Regal acquired approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem’s transition from a private, early stage, research and development company to a publicly traded operational entity. These considerations included the Company’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company’s network of advisors and other related resources. Regal initially reflected these shares in its balance sheet as of December 31, 2005 based on its estimated $50,000 direct cost of the considerations it had provided or planned to provide to Neuralstem. During 2006, Neuralstem filed an SB-2 registration statement and in August 2006 it was declared effective. As of December 31, 2006, Neuralstem shares were trading on the OTC:BB exchange. Prior to effectiveness of the registration, 1,000,000 of Neuralstem shares held by Regal were subject to forfeiture based on contingency concerning the initial submission date and effective date of Neuralstem’s SB-2 registration; 51,000 of these shares were forfeited in the third quarter of 2006 and the balance are no longer subject to forfeit. As of December 31, 2006, the 1,794,287 Neuralstem shares held after the forfeit were valued as indicated in the Schedule of Investments. Of those shares, 800,000 shares were registered by Neuralstem, were readily salable and were reclassified as Marketable Securities in the Current Assets section of the Balance Sheet. Initially, 500,468 of those Neuralstem shares were reserved for distribution to the Company’s shareholders which distribution was made on February 5, 2007. Of that amount, 35,038 were withheld from distribution pending the outcome of the Eco Litigation. On May 7, 2007, the Company reached a settlement in the Eco Litigation resulting in the return of the 35,038 Neuralstem shares to the Company. The balance of the registered Neuralstem shares remains reclassified as Marketable Securities in the Current Assets section of the Balance Sheet. Regal also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a nominal $50,000 value has been assigned to these warrants.

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. In 2005, all portfolio companies were reported on a cost basis. For 2006 and the first six months of 2007, the Investment Committee of the Board of Directors early adopted the provisions of FAS 157 for valuation of the portfolio and bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

NOTE 7 - INCOME TAXES

As of June 30, 2007, the Company’s federal net operating loss carryforwards were approximately $1,286,000. The Company had a provision for (benefit from) income taxes of $0 and $0 for the three months ended June 30, 2007 and 2006; and $0 and $0 for the six months ended June 30, 2007 and 2006 respectively.

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosures and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the statement of operations. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has completed its evaluation of the effects of FIN No. 48 and has concluded that the adoption of FIN No. 48 did not impact the financial statements for the quarter ended June 30, 2007. The Company’s federal tax returns are potentially open to examinations for fiscal years 2003 through 2006.

	2006	2005	2004

Net operating loss carry forwards	$360,000	$921,000	$848,000
Impairment Loss	385,000	385,000	385,000
Less: valuation allowance	$(745,000)	$(1,306,000)	$(1,233,000)

Balance Sheet amounts	$—	$—	$—

NOTE 8 - RELATED PARTY TRANSACTIONS

Indebtedness to a stockholder/officer was converted into a secured Note Payable in the fourth quarter of 2006. In 2007, that stockholder/officer continued to make cash advances to and on behalf of the Company and Regal entered into modifications of the Note Payable to that party.  The modifications were entered into for purposes of increasing the Note Payable amount as a result of additional advances made by the stockholder/officer to Regal through June 30, 2007. In the second quarter 2007, the stockholder made additional advances to the Company and it is anticipated that the stockholder/officer may continue to make additional periodic advances to the Company. These will also increase the secured Note Payable. Advances under the Note have been made to pay the Company’s litigation expenses and settlement, and for working capital. As a result of the increases in the outstanding loan balance, the number of Neuralstem shares subject to the security agreement was increased to 600,000 shares on June 25, 2007.

The amounts due to stockholders and officers, as of June 30, 2007, is $736,767 and includes the above secured Note Payable in the amount of $640,803 as of June 30, 2007, which was increased by $348,509 in the quarter ended June 30, 2007, the remaining open account balance of $95,964 did not change in the second quarter and represents advances which are non-interest bearing, unsecured and payable on demand. Through December 31, 2006 and June 30, 2007, there have been no demands made on Regal One to make any such related payments. Under the terms of the Note Payable, the Note is due and payable on or before December 8, 2008 and bears interest at a rate of 10% per annum.  An amount due of $94,357 to a former, deceased officer was reduced to the current value of $40,000 as of December 31, 2002 and is payable to the widowed spouse after all other payables are covered and at the discretion of the Board of Directors.

Through December 31, 2004 the Company loaned $518,490 to its wholly-owned subsidiary that was acquired in the 1st quarter of 2004. The loans are subject to interest of 6% per year, were due and payable on December 31, 2004 and are secured by a pledge of all the shares of the wholly-owned subsidiary. Due to pending litigation between the parties, the repayment had not occurred and the Company has established an allowance for the potential uncollectability of this amount. The pending litigation was settled by the parties in the second quarter ended June 30, 2007 and in accordance with the settlement these loans will not be recovered and have been removed from Regal’s books and records. See Note 9 “Contingencies - Litigation” below.

During 2005, Regal signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  As of December 31, 2005, Regal One had made a total investment of $145,000 in SOHS and in 2006 wrote-off that investment.  Principals of SOHS are also principal shareholders of Regal One.

NOTE 9 - CONTINGENCIES

Eco Litigation

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

During October 2005, the Company negotiated and executed a settlement agreement with Eco Air Technologies and Alf Mauriston whereby the Company relinquished any claims it may have to the technology in question, and obtained certain marketing rights to the technology in several foreign countries and in certain domestic market niches. In May 2007 this remainder of this litigation was settled by the remaining parties (see Note 9: “Contingencies”). The Company is reviewing to what extent the results of the settlement will require it to amend past financial statements.

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

On April 1, 2007, the Company and Equity Communications entered into a settlement agreement regarding the value of services provided by Equity to the Company. The result of this settlement was that the Company provided 20,000 Neuralstem shares to Equity in full settlement of the $72,000 that Equity had billed to the Company. The Company recognized a $10,000 gain on this settlement.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. The following discussion should be read in conjunction with our Annual Report on Form 10-K, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion is qualified by reference to, and should be read in conjunction with the Company's financial statements and the notes with this document, and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2006 included in the Company's Annual Report on Form 10−K as well as our prior quarterly reports for the current year filed on Form 10-Q.

Overview

We are a financial services company which coaches and assists biomedical companies, through the use of our network of professionals, in listing their securities on the over the counter market or national exchanges.

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

Portfolio Investments

During the three months ended June 30, 2007, we did not add any companies to our portfolio. Our portfolio is as follows:

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

SOHS is a privately owned development stage company looking to commercialize medical applications of airborne superoxide ions. In September 2006 we received notice from SOHS that due to lack of working capital, the board of directors had decided to dissolve the company. To date we have yet to receive formal documentation or confirmation of such dissolution. As a result of the forgoing, we believe the value of our investment in SOHS is $0.00. Accordingly, upon receipt of confirmation as to the dissolution, we will delete SOHS from our portfolio.

Financial Condition Overview

The Company's total assets were $1,805,773 and its net assets were $672,054 at June 30, 2007, compared to $616,616 and $8,408, respectively, for the comparable period in 2006 and $2,744,472 and $1,003,495 for the year ending December 31, 2006.

The changes in total assets during the three months ended June 30, 2007 were primarily attributable to a decrease in marketable securities of $45,456, a decrease in the remainder of total portfolio investment value of $303,258 and a decrease in cash of $10,291. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned. For example, the Company incurred an unrealized loss in the portfolio of $343,300 for the three month period ending June 30, 2007 as a result of a decrease in the share price of Neuralstem, Inc. and a reduction in the number of shares owned.

The changes in net assets during the three months ended June 30, 2007 were primarily attributable to the lower valuation for the lesser number of Neuralstem shares owned and the operating expenses for that period. The increase in current liabilities was primarily due to an increase of a note payable to an officer which more than offset decreases in accounts payable and contingent litigation fees.

The Company's financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company's help. These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

Result of Operations for the six month period ending June 30, 2007

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared.

We did not have any Investment Income for the six month period ended June 30, 2007.

Operating Expenses

Our operating expenses consist mostly of fees paid to outside attorneys, consultants, and accountants in connection with the advisory services we provide our clients and to a lesser extent for general overhead.

For the six months ended June 30, 2007, operating expenses were $203,371. Operating expenses were primarily attributed to professional service fees and general and administrative expenses, including insurance, stemming from increased activity in managing our portfolio companies, as well as an increase in litigation fees and the litigation settlement.

We anticipate operational expenses will continue to increase as we add more companies to our portfolio.

Net Investment Income/Loss

For the six months ending June 30, 2007, net investment loss was $193,371. This amount consisted primarily of a gain on settlement less professional services and consulting fees and general overhead.

We anticipate our net investment income will decrease as we add more companies to our portfolio and hold the securities of our portfolio companies for long term capital growth.

Result of Operations for the three month period ending June 30, 2007 and 2006.

Investment Income

We did not have any Investment Income for the three months ended March 31, 2007 or 2006.

Operating Expenses

For the three months ended June 30, 2007, operating expenses were $113,894 compared to $90,456 for the comparable period of 2006. The increase for the three month period ending June 30, 2007 compared to the comparable period of 2006 is primarily attributed to the litigation settlement of $45,000 in three month period ending June 30, 2007 compared to $0 in the comparable period in 2006, and a $15,749 increase in other SG&A expenses, offset by a decrease in professional services of $37,311 for the three month period ending June 30, 2007 compared to the comparable period of 2006.

Net Investment Income/Loss

For the three months ending June 30, 2007, net investment loss was $(103,094) compared to a loss of $(90,456) for the comparable period ended June 30, 2006. The increased loss in of $12,638 in the three month period ending June 30, 2007 as compared to the comparable period ended June 30, 2006 is primarily attributable to the factors discussed above and the $10,000 gain on settlement in the quarter ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $450,000 in liquid and semi liquid assets primarily consisting of approximately: (i) $12,000 in cash; and (ii) $438,000 in registered shares of Neuralstem, Inc.

For the three month period ended June 30, 2007 we satisfied our working capital needs from: (i) cash on hand at the beginning of the period; (ii) a decrease in marketable securities of $45,456, and (iii) an increase in a note payable to one of our officers in the amount of $348,509. As of June 30, 2007 the Company had a Net Asset Value of $672,054.

As of June 30, 2007, the aggregate outstanding balance under the officer loan is $640,803. Such loan is a demand loan and secured by a pledge of 600,000 shares of Neuralstem (“Collateral Shares”) currently owned by the Company. In the event the note holder made a demand for repayment, the Company’s working capital would be insufficient for such repayment. In such event, the Company would be required to either: (i) sell shares of Neuralstem which it currently owns; or (ii) default on the obligation whereby the note holder would have the right to receive the Collateral Shares in order to satisfy the outstanding balance.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. The Company's current monthly cash burn rate is approximately $30,000. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses we are constantly seeking to secure adequate funding under acceptable terms. There is no assurance that the Company will be able to do so. Further, if the Company is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

Item  4. Controls and Procedures

      Evaluation of Controls and Procedures.

      The Company’s management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

      Changes in Internal Controls.

      There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

The Company common stock has historically traded at a substantial premium to net asset value:

Historically, the Company’s common stock has traded at a substantial premium to its net asset value. The following summarizes the Company’s approximate net asset value and corresponding stock price:

As of December 31,	2006	2005	2004

Net Asset Value	$0.22	$(0.12)	$(0.12)

Stock Price*	$0.15	$0.30	$0.95

* Stock Price is as December 29 of each corresponding year.

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