Form 10-Q
period 2007-09-30
REGAL ONE CORP
filed 2007-11-14
CIK 845385

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 14, 2007 there were: (i) 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements listed in the table below have been prepared in accordance with the requirements of Regulation S-X.

REGAL ONE CORPORATION
BALANCE SHEETS

	September 30, 2007	December 31, 2006
	UNAUDITED	AUDITED
ASSETS
Current Assets
Cash	$70,202	$42
Marketable Securities - Salable	459,822	449,436
Marketable Securities - Reserved for Dividend	—	750,564
Prepaid Expense	3,000	3,000
Advances to Subsidiary	—	518,490
Less: Allowance for Collection of Advances to Subsidiary	—	(518,490)
Total Current Assets	533,024	1,203,042
Deferred Tax Assets - net	—	—
Investments
Investment in Subsidiary	—	649,526
Less: Impairment of Value of Investment in Subsidiary	—	(649,526)
Investments in Non-Affiliated Portfolio Companies	2,145,424	2,741,430
Less: Marketable Securities Portion	(459,822)	(1,200,000)
Total Investments, net	1,685,602	1,541,430
TOTAL ASSETS	$2,218,626	$2,744,472

LIABILITIES & NET ASSETS
Current Liabilities
Due to Stockholders and Officers	$165,964	$95,964
Accounts Payable and Accrued Liabilities	376,061	417,155
Note Payable - Officer/Principal Shareholder	650,794	227,294
Contingent Litigation Fees	—	250,000
Dividend Payable	—	750,564
Total Current Liabilities	1,192,819	1,740,977

Net Assets
Preferred Stock, no par value
Series A - Authorized 50,000 shares; 0 issued and	—	—
outstanding in 2006 and 2005
Series B - Authorized 500,000 shares; 100,000 issued and	500	500
outstanding in 2006 and 2005
Common Stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 3,633,067	7,535,041	8,184,567
as of September 30, 2007 and 4,633,067 as of December 31, 2006
Paid In Capital	187,704	192,126

Dividend Declared	—	(750,564)
Accumulated Deficit	(6,697,438)	(6,623,134)
Total Net Assets	1,025,807	1,003,495
TOTAL LIABILITIES & NET ASSETS	$2,218,626	$2,744,472
Net Asset Value Per Outstanding Common Share	$0.282	$0.217

See Accompanying Notes to the Financial Statements

 REGAL ONE CORPORATION
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2007
UNAUDITED

Equity Investments:

	Description	Percent	Carrying Cost
Company	of Business	Ownership	Investment		Fair Value	Affiliation

Neuralstem	Biomedical company	4%	$83,707	(1)	$2,145,424	No
American Stem Cell	Biomedical company	8%	$0		$0	No
SuperOxide Health Sciences	Biomedical company	8%	$0		$0	No
Total Investments			$83,707		$2,145,424

(1) As of September 30, 2007, there were 1,273,814 Neuralstem shares held after the sale in this quarter of 35,038 shares, the transfer of 20,000 shares to settle a disputed liability and the adjusted Regal dividend, paid in 465,430 Neuralstem shares in the first quarter. These remaining shares have been valued at a discounted price from the 9/30/07 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at 9/30/07, the adjusted 279,527 that were registered have been recorded as a current asset. Regal also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants. In 2006, all portfolio companies were also reported on a fair value basis.

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF CHANGE IN NET ASSETS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2006
	UNAUDITED	UNAUDITED
OPERATIONS:
Net investment income (loss)	$(282,405)	$(503,269)
Net realized gain (loss) on portfolio securities	2,083	—
Net change in unrealized appreciation (depreciation) of portfolio securities	206,018	678,548

Net increase (decrease) in net assets resulting from operations	(74,304)	175,279

SHAREHOLDER ACTIVITY:

Stock Sales and vested Options	—	281,555

Declared Dividend	96,616	—
	96,616	281,555

NET INCREASE (DECREASE) IN NET ASSETS	22,312	456,834

NET ASSETS:
Beginning of Period	1,003,495	(281,697)

End of Period	$1,025,807	$175,137

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF OPERATIONS

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2007	2006	2007	2006
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

Investment Income	$—	$—	$—	$—
Operating Expenses
Professional Services	37,968	59,377	140,697	220,914
Stock Option Expense	—	16,861	—	153,416
Reserve for Litigation Settlement	—	75,000	—	75,000
Litigation Settlement	—	—	45,000	—
Other Selling, General and Administrative Expenses	50,265	13,249	105,908	53,139
Total Operating Expenses	88,234	164,487	291,605	502,469
Net Operating (Loss)	(88,234)	(164,487)	(291,605)	(502,469)
Other Income - Gain on Services Fee Settlement	—	—	10,000	—
Net Income (Loss) Before Provision for Income Taxes	(88,234)	(164,487)	(281,605)	(502,469)
Income Tax Expenses	800	—	800	800
Net Investment Income (Loss)	(89,034)	(164,487)	(282,405)	(503,269)
Net Realized Gain (Loss) on portfolio companies	42,259	—	2,083	—
Net change in unrealized (depreciation) appreciation in portfolio companies	400,528	331,216	206,018	678,548
Net Increase in Net Assets Resulting from Operations	$353,753	$166,729	$(74,304)	$175,279
Weighted Average Number of Common Shares	3,633,067	4,633,067	3,671,067	4,452,481
Basic	$0.097	$0.036	$(0.020)	$0.039
Weighted Average Number of Fully Diluted Shares	13,633,067	14,633,067	13,633,067	14,452,481
Diluted	$0.026	$0.011	$(0.005)	$0.012

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30,
	2007	2006
	UNAUDITED	UNAUDITED
Cash Flows from operating activities:
Net Increase (Decrease) in Net Assets resulting from operations	$(74,304)	$175,279
Adjustments to reconcile net increase (decrease) in net assets resulting from operating activities:
Amortization of Loan Origination Fee	—	3,872
Stock options	—	153,416
(Increase) Decrease in Investments in Portfolio Companies	(45,859)	(699,357)
Gains on Services Fees Settlement	(10,000)	—
Reserve for Litigation Settlement	—	75,000
Changes in operating assets and liabilities:
Increase in Due to Stockholders and Officers	70,000	13,000
Realized gain from Investment Portfolio	(2,083)	—
Increase in Miscellaneous Receivable	—	(800)
Increase (Decrease) in Accounts Payable/Accrued Expenses	(41,094)	69,155
(Decrease) in Contingent Litigation Fees	(250,000)	—

Total Adjustments	(279,036)	(385,714)
Net cash used in operating activities	(353,340)	(210,435)
Cash Flows used in Investing Activities:
Investment in Portfolio Companies	—	—
Cash Flows from Financing Activities:
Loan Payable	—	100,000
Sale of common stock	—	145,000
Stockholder Loans	423,500	—
Net cash provided by financing activities	423,500	245,000
Net increase in cash	70,160	34,565
Cash at beginning of period	42	1,283
Cash at end of period	$70,202	$35,848
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$800	$800
Non-Monetary Transactions:
Dividend Payable in 465,430 portfolio company shares	$653,948	$250,188
Warrant for Prepaid Expense		26,171
Stock Options Granted		153,416
Total Non-Monetary Transactions	$653,948	$429,775

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Unit Operating Performance:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	UNAUDITED	UNAUDITED
NET ASSET VALUE, BEGINNING OF PERIOD	$0.276	$(0.063)
INCOME FROM INVESTMENT OPERATIONS:
Net investment gain (loss)	(0.077)	(0.113)
Net change in unrealized (depreciation) appreciation of portfolio companies	0.057	0.152

Total from investment operations	(0.020)	0.039

Net increase in net assets resulting from stock transactions	0.027	0.017

NET ASSET VALUE, END OF PERIOD	$0.282	$(0.007)
TOTAL NET ASSET VALUE RETURN	2.2%	62.2%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$1,025,807	$175,137
Ratios to average net assets:
Net expenses	27.8%	945%
Net investment gain (loss)	(7.3%)	329%
Portfolio Turnover Rate	—	—

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company" or “Regal”) located in Los Angeles, California, is a financial services company which coaches and assists biomedical companies, through our network of professionals, in listing their securities on the over the counter market or national exchanges.

We were initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our Board of Directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals. Typically these services are provided to early stage biomedical companies who can benefit from our managerial skills, network of professions and other partners.

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

Basis of Presentation

On February 9, 2004, the Company issued 1,000,000 of its shares in exchange for 100% of the issued and outstanding stock of O2 Technology (“O2”). The shares were valued at $0.6495 per share and the Company recorded an investment of $649,526 in O2 Technology. Subsequent to the issuance, the Company and O2 were named as co-cross defendants in the litigation entitled “Eco Air Technologies vs. Regal One Corporation, et. al.” (“Eco Litigation”). As set forth in various previous financial reports and SEC filings, the Company was seeking a rescission of the O2 acquisition as part of the Eco Litigation. Consequently, the previous year’s financial statements were not consolidated. In May 2007 the Eco Litigation was settled by the parties (see Note 9: “Contingencies”).

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

Marketable Securities

In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem’s transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see Note 6). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006. In late December 2006, the shares began trading on the OTC:BB under the ticker symbol NRLS.OB. On February 5, 2007, the Company distributed 500,468 Neuralstem shares to its shareholder of which 35,038 of these shares were returned to the Company’s ownership in connection with the settlement of the Eco Litigation. On August 27, 2007 Neuralstem shares began trading on the American Stock Exchange under the symbol CUR. As of September 30, 2007, Regal held 1,273,814 Neuralstem shares. The shares have been valued at a discounted price from the 9/30/07 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at 9/30/07, the 279,527 that were registered and are freely tradable have been recorded as a current asset in the amount of $459,822, constituting working capital that is still available to Regal as of September 30, 2007. Regal also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants. On 12/31/06, Regal had recorded a dividend payable balance in the Current Liabilities section of its Balance Sheets. This distribution initially consisted of 500,468 Neuralstem shares. The distribution was made in the first quarter of 2007 and resulted in an adjustment to the Current Liabilities balance.

NOTE 3 - EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock. Since that date, there have been no other equity sales in the year ended December 31, 2006 or nine month period ended September 30, 2007. As a result, the Company’s outstanding common share balance as of September 30, 2007 is 3,633,067.

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter. An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in that quarter for the vested options. All the options are exercisable at the price of $0.50 per share, equal to or higher than the public share price on the dates of the grants, and option lives ranged from 3 years to 10 years. During the nine month period ended September 30, 2007, no additional options were granted or vested and no options were exercised.

In connection with the secured loan received during the quarter ended September 30, 2006 and paid in the quarter ended December 31, 2006, warrants to purchase 75,000 shares of the Company’s stock were issued to the lender as a commitment fee. These warrants have been valued under the Black-Scholes Pricing Model and $26,171 was recognized in the year as prepaid expense that was fully amortized into expense on the payment date. The warrants are exercisable for a period of five years at the price of $0.60 per share, which was higher than the public share price on the date of the grant. None of these warrants were exercised in 2006 or the nine month period ended September 30, 2007.

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

The authorized number of shares of preferred stock (Series A and B) is 550,000. The Company's Certificate of Incorporation allow for segregating this preferred stock into separate series. As of December 31, 2006 and September 30, 2007, the Company has authorized 50,000 shares of series A preferred stock and 500,000 shares of series B convertible preferred stock; there were no outstanding shares of series A preferred stock and 100,000 shares of series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class voted by a large majority to void the dividend preference, at the option of the holder of series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B Preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to 100,000 shares. As of December 31, 2006 and September 30, 2007, no dividends have been declared on the series A or series B convertible preferred stock.

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

NOTE 5 - STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to incentives its employees, directors, officers, consultants and advisors. On May 3, 1995, the Company filed a registration statement on Form S-8 adopting a 3,000,000 common share Plan. Under the plan, the Board of Directors was authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. In 2004 and earlier years, the Plan was extended by the Company’s shareholders. On March 4, 2005 the Company's shareholders approved another extension of time in which to exercise outstanding options to purchase shares of the Company’s common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result 1,147,140 unexercised options became null and void. During the year ended December 31, 2005 and 2004, 252,308 and 814,057 options respectively were exercised and the Company realized $205,000 and $661,421 respectively in working capital. As of September 30, 2005, holders had exercised options to purchase 1,852,860 shares of common stock. As of December 31, 2006 and September 30, 2007, all outstanding options granted under our stock option plan had either been exercised or expired. As of December 31, 2006 and September 30, 2007, there were 980,986 shares available for future grants.

The following table summarizes the Company's stock options activity under the Plan; there were no changes in the first nine months of 2007:

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

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. In 2005, all portfolio companies were reported on a cost basis. For 2006 and the first nine months of 2007, the Investment Committee of the Board of Directors early adopted the provisions of FAS 157 for valuation of the portfolio and bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

NOTE 7 - INCOME TAXES

As of September 30, 2007, the Company’s federal net operating loss carryforwards were approximately $3,690,000. The Company had a provision for (benefit from) income taxes of $800 and $0 for the three months ended September 30, 2007 and 2006; and $800 and $800 for the nine months ended September 30, 2007 and 2006 respectively.

FIN No. 48

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosures and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the statement of operations. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has completed its evaluation of the effects of FIN No. 48 and has concluded that the adoption of FIN No. 48 did not impact the financial statements for the quarter and nine months ended September 30, 2007. The Company’s federal tax returns are potentially open to examinations for fiscal years 2003 through 2006.

NOTE 8 - RELATED PARTY TRANSACTIONS

Indebtedness to a stockholder/officer was converted into a secured Note Payable in the fourth quarter of 2006. In 2007, that stockholder/officer continued to make cash advances to and on behalf of the Company and Regal entered into modifications of the Note Payable to that party.  The modifications were entered into for purposes of increasing the Note Payable amount as a result of additional advances made by the stockholder/officer to Regal through September 30, 2007. In the second quarter 2007, the stockholder made additional advances to the Company and it is anticipated that the stockholder/officer may continue to make additional periodic advances to the Company. These will also increase the secured Note Payable. No additional advances were made in the quarter ended September 30, 2007 but a correction was recorded. Advances under the Note have been made to pay the Company’s litigation expenses and settlement, and for working capital. As a result of the increases in the outstanding loan balance, the number of Neuralstem shares subject to the security agreement was increased to 600,000 shares on June 25, 2007.

The amounts due to stockholders and officers, as of September 30, 2007, is $816,758 and includes the above secured Note Payable in the amount of $650,794 as of September 30, 2007, which was increased by $9,991 in the quarter ended September 30, 2007. The remaining open account balance of $165,964 increased by $70,000 in the third quarter due to the reclassification of an accrued amount that was previously carried in accounts payable and the total amount represents advances and compensation which are non-interest bearing, unsecured and payable on demand. Through December 31, 2006 and September 30, 2007, there have been no demands made on Regal One to make any such related payments. Under the terms of the Note Payable, the Note is due and payable on or before December 8, 2008 and bears interest at a rate of 10% per annum.  An amount due of $94,357 to a former, deceased officer was reduced to the current value of $40,000 as of December 31, 2002 and is payable to the widowed spouse after all other payables are covered and at the discretion of the Board of Directors.

Through December 31, 2004 the Company loaned $518,490 to its wholly-owned subsidiary that was acquired in the 1st quarter of 2004. The loans were subject to interest of 6% per year, were due and payable on December 31, 2004 and were secured by a pledge of all the shares of the wholly-owned subsidiary. During litigation between the parties, the repayment did not occur and the Company established an allowance for the potential uncollectability of this amount. The pending litigation was settled by the parties in the second quarter ended June 30, 2007 and in accordance with the settlement these loans will not be recovered and have been removed from Regal’s books and records. See Note 9 “Contingencies - Litigation” below.

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

The following discussion is qualified by reference to, and should be read in conjunction with the Company's financial statements and the notes contained in this document, and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2006 included in the Company's Annual Report on Form 10−K as well as our prior quarterly reports for the current year filed on Form 10-Q.

Overview

We are a financial services company which coaches and assists biomedical companies, through our network of professionals, in listing their securities on the over the counter market or national exchanges.

We were initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our Board of Directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals. Typically these services are provided to early stage biomedical companies who can benefit from our managerial skills, network of professions and other partners.

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

Portfolio Investments

During the three months ended September 30, 2007, we did not add any companies to our portfolio. Our portfolio is as follows:

Name of Company	Investment	Value of Investment as of Sep. 30, 2007
Neuralstem, Inc. (CUR)	Common Stock and Warrants	$2,145,424
American Stem Cell (“ASC”)	Common Stock	$0
SuperOxide Health Sciences, Inc. (“SOHS”)	Common Stock	$0

Neuralstem, Inc.

On June 16, 2005, we entered into an agreement whereby we provided services to Neuralstem, Inc. In consideration for such services, we were granted approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 common shares at $5.00. Of the approximately 1,800,000 shares granted to us, we distributed 500,468 shares to our stockholders on February 5, 2007.

Neuralstem is a life sciences company focused on the development and commercialization of treatments based on transplanting human neural stem cells. At present Neuralstem is pre-revenue and has not yet undertaken any clinical trials with regard to their technology.

Neuralstem has developed and maintains a portfolio of patents and patent applications that form the proprietary base for their research and development efforts in the area of neural stem cell research. Neuralstem, Inc. has ownership or exclusive licensing of four issued patents and 12 patent pending applications in the field of regenerative medicine and related technologies.

The field in which Neuralstem focuses is young and emerging. There can be no assurances that their intellectual property portfolio will ultimately produce viable commercialized products and processes. Even if they are able to produce a commercially viable product, there are strong competitors in this field and their product may not be able to successfully compete against them.

As of September 30, 2007 we hold 1,273,814 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 of common stock at a price of $5.00 per share.

American Stem Cell

On June 30, 2005, we entered into an agreement with American Stem Cell (“ASC”) whereby we were to provide consulting services. In consideration for such services we were granted 3,000,000 common shares of ASC’s.

ASC is a private development stage company with plans to acquire stem cell companies and technologies. In January of 2006 we were notified that ASC’s expected acquisition of its initial stem cell company had failed. We understand that ASC is still searching for a business to acquire, but has limited resources and no firm plans.

As of September 30, 2007 we hold 3,000,000 shares of ASC common stock. For purpose of portfolio valuation, our investment committee has valued the investment at $0.00.

SuperOxide Health Sciences, Inc.

In March 2005, we entered into an agreement whereby we were granted an option to purchase up to a 40% equity interest in SuperOxide Health Sciences, Inc. (“SOHS”). Pursuant to that option, we invested a total of $145,000 in exchange for approximately 8% of the issued and outstanding shares of SOHS.

SOHS is a privately owned development stage company looking to commercialize medical applications of airborne superoxide ions. In September 2006 we received notice from SOHS that due to lack of working capital, the board of directors had decided to dissolve the company. To date we have yet to receive formal documentation or confirmation of such dissolution. As a result of the forgoing, we believe the value of our investment in SOHS is $0.00. Accordingly, upon receipt of confirmation as to the dissolution, we will remove SOHS from our portfolio.

Financial Condition Overview

The Company's total assets were $2,218,626 and its net assets were $1,025,807 at September 30, 2007, compared to $998,479 and $(32,019), respectively, for the comparable period in 2006 and $2,744,472 and $1,003,495 for the year ending December 31, 2006.

The changes in total assets during the three months ended September 30, 2007 were primarily attributable to increases in marketable securities of $79,767 and in the remainder of total portfolio investment value of $333,086 along with an increase in cash of $58,225. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned. For example, the Company incurred an unrealized gain in the portfolio of $206,018 for the three month period ending September 30, 2007 as a result of an increase in the share price of Neuralstem, Inc., despite a reduction in the number of shares owned.

The changes in net assets during the three months ended September 30, 2007 were primarily attributable to the higher valuation for the lesser number of Neuralstem shares owned and lower operating expenses for that period. The increase in current liabilities was primarily due to an increase of a note payable to an officer along with increases in accounts payable and Due to Stockholder and Officers.

The Company's financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company's help. These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and which may have little or no operating history.

Result of Operations for the three month period ending September 30, 2007 and 2006.

Investment Income

For the three months ended September 30, 2007 Investment Income consisted of a Realized Gain of $42,259 of compared to $0 for the comparable period in 2006.

Operating Expenses

For the three months ended September 30, 2007, operating expenses were $88,234 compared to $164,487 for the comparable period of 2006. The decrease for the three month period ending September 30, 2007 compared to the comparable period of 2006 is primarily attributed to lower Professional Fees and the actual litigation settlement being less than the prior reserve.

Net Investment Income/Loss

For the three months ending September 30, 2007, net investment loss was $89,034 compared to a loss of $164,487 for the comparable period ended September 30, 2006. The decreased loss of $75,453 in the three month period ending September 30, 2007 as compared to the comparable period ended September 30, 2006 is primarily attributable to the factors discussed above.

Result of Operations for the nine month period ending September 30, 2007 and 2006

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared.

Investment Income for the nine month period ended September 30, 2007 consisted of a Realized Gain of $2,083 of compared to $0 for the comparable period in 2006.

Operating Expenses

Our operating expenses consist mostly of fees paid to outside attorneys, consultants, and accountants in connection with the advisory services we provide our clients and to a lesser extent for general overhead.

For the nine months ended September 30, 2007, operating expenses were $291,605 as compared to operating expenses of $502,469 for the comparable period in 2006. The increase in operating expenses were primarily attributed to general and administrative expenses, including insurance and litigation fees, stemming from increased activity in managing our portfolio companies.

We anticipate operational expenses will continue to increase as we add more companies to our portfolio.

Net Investment Income/Loss

For the nine months ending September 30, 2007, net investment loss was $282,405. This amount consisted primarily of a gain on settlement less professional services and consulting fees and general overhead.

We anticipate our net investment income will decrease as we add more companies to our portfolio and hold the securities of our portfolio companies for long term capital growth.

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $530,000 in liquid and semi liquid assets consisting of approximately: (i) $70,000 in cash; and (ii) $460,000 in registered shares of Neuralstem, Inc.

For the three month period ended September 30, 2007 we satisfied our working capital needs from: (i) cash on hand at the beginning of the period; (ii) an increase in marketable securities of $21,542 despite the sale of 35,038 such shares for proceeds of $88,159, (iii) an increase in a note payable to one of our officers in the amount of $9,991, and an increase in other liabilities in the amount of $49,109. As of September 30, 2007 the Company had a Net Asset Value of $1,025,807.

As of September 30, 2007, the aggregate outstanding balance under the officer loan is $650,794. Such loan is a demand loan and secured by a pledge of 600,000 shares of Neuralstem (“Collateral Shares”) currently owned by the Company. In the event the note holder made a demand for repayment, the Company’s working capital would be insufficient for such repayment. In such event, the Company would be required to either: (i) sell shares of Neuralstem which it currently owns; or (ii) default on the obligation whereby the note holder would have the right to receive the Collateral Shares in order to satisfy the outstanding balance.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, in the event the Company enters into a margin agreement with regard to any portfolio securities, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's current monthly cash burn rate is approximately $30,000. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses we are constantly seeking to secure adequate funding under acceptable terms. There is no assurance that the Company will be able to do so. Further, if the Company is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

None.

Item 1A. Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

We Have Historically Lost Money and Losses May Continue in the Future:

We have historically lost money.   Our net operating loss for the 2006 fiscal year was $779,206 and future losses are likely to occur. For the nine month period ended September 30, 2007 we have incurred net operating losses of $291,605.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

Although at present it appears that the Company is trading at a discount to Net Asset Value, there can be no assurance that this trend will continue. Moreover, as the Company utilizes and monetizes its assets for its continuing operating needs, the Net Asset Value will decrease possibly resulting in further decreases in the price of the Company’s common stock.

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