Form 10-K
period 2007-12-31
REGAL ONE CORP
filed 2008-03-31
CIK 845385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of its common stock on the OTCBB) on March 12, 2008 was approximately $400,000.

As of March 12, 2008 there were: (i) 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

_________________

Subsequent Event

Disclosure with regard to Departure of Directors or Certain Officers

Richard Hull has tendered his resigned as Company President. His resignation is effective on March 31, 2008.

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

DESCRIPTION OF BUSINESS

Overview

We are a financial services company which coaches and assists biomedical companies, through our network of professionals, in listing their securities on the over-the-counter market.

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

Strategy

We intend to focus our efforts on assisting private biomedical companies with distinctive IP and well-defined, near-term applications that address significant and quantifiable markets and that can benefit from our network of business professionals. Our Investment Committee has adopted a charter wherein these criteria will be weighed against other criteria including:

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

Portfolio Investments

During the twelve months ended December 31, 2007, we did not add any companies to our portfolio. Our portfolio is as follows:

Name of Company	Investment	Value of Investment as of Dec. 31, 2007

Neuralstem, Inc. (OTCBB: NRLS)	Common Stock and Warrants	$3,661,008
American Stem Cell (“ASC”)	Common Stock	$12,500
SuperOxide Health Sciences, Inc. (“SOHS”)	Common Stock	$-

Neuralstem, Inc.

On June 16, 2005, we entered into an agreement whereby we provided services to Neuralstem, Inc. In consideration for such services, we were granted approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 common shares at $5.00. The warrant contains certain anti-dilution provisions. Of the approximately 1,800,000 shares granted to us, we distributed approximately 500,000 shares to our stockholders on February 5, 2007.

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

As of December 31, 2007 we hold 1,273,814 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 of common stock at a price of $5.00 per share.

American Stem Cell

On June 30, 2005, we entered into an agreement with American Stem Cell (“ASC”) whereby we were to provide consulting services. In consideration for such services we were granted 3,000,000 common shares of ASC.

ASC is a private development stage company with plans to acquire stem cell companies and technologies. In January of 2006, we were notified that ASC’s expected acquisition of its initial stem cell company had failed. We understand that ASC is still searching for a business to acquire, but has limited resources and no firm plans.

In October of 2007, ASC offered to repurchase 2,000,000 of its common shares that we held in exchange for $25,000 and a general mutual release of our obligations to file a registration statement on behalf of ASC. On November 20, 2007, our board of directors approved the transaction which was completed on December 7, 2007.

As a result of the above described transaction, we reduced our holdings in ASC stock by 2,000,000 common shares. As of December 31, 2007, we hold 1,000,000 shares of ASC common stock. For purpose of portfolio valuation, our investment committee has valued the investment at $12,500.

SuperOxide Health Sciences, Inc.

In March 2005, we entered into an agreement whereby we were granted an option to purchase up to a 40% equity interest in SuperOxide Health Sciences, Inc. (“SOHS”). Pursuant to that option, we invested a total of $145,000 in exchange for approximately 8% of the issued and outstanding shares of SOHS.

SOHS is a privately owned development stage company looking to commercialize medical applications of airborne superoxide ions. In September 2006, we received notice from SOHS that due to lack of working capital, the board of directors had decided to dissolve the Company. To date we have yet to receive formal documentation or confirmation of such dissolution. As a result of the forgoing, we believe the value of our investment in SOHS is $0.00. Accordingly, upon receipt of confirmation as to the dissolution, we will remove SOHS from our portfolio.

Employees

We have two part-time employees. We expect to use consultants, attorneys, and accountants as necessary and we do not anticipate a need to engage any additional full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

Audit Committee: The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary, the replacement of the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K.

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

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

•	Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

•	Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

•
Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated within the regulations stated in the SOX act of 2002.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

RISK FACTORS

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

We Have Historically Lost Money and Losses May Continue in the Future:

We have historically lost money.   Our net operating loss for the 2007 fiscal year was $445,596 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

We recently undertook our current business model and as a result, historical results may not be relied upon with regard to our operating history:

In March 2005, we formally began implementing our current business model of providing services to biotech companies. As a result of how we receive payment for these services, we are technically considered an investment company under the 1940 Investment Company Act. As such, we have presented our financial results and accompanying notes in such fashion. Conversely, until 2005, our operating results were presented in the format and style of an industrial company. As a result, our financial performance and statements may not be comparable between the years prior and up to 2004 and the results for 2005 and after.

The Company’s cash expenses are very large relative to its cash flow which requires the Company continually to sell new shares. This could result in substantial dilution to our shareholders or our ability to continue in operations should additional capital not be raised:

For year ended December 31, 2007 the Company had no revenues and operating expenses of $445,596. Consequently, the Company was required either to sell new shares of Company common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, there is no assurance that the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could deplete its cash resources.

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

The Company’s common stock has historically traded at a substantial premium to net asset value:

Historically, the Company’s common stock has traded at a substantial premium to its net asset value. The following summarizes the Company’s approximate net asset value per common share and corresponding stock price:

As of December 31,	2007	2006	2005

Net Asset Value	$0.67	$0.22	$(0.07)

Stock Price*	$0.06	$0.15	$0.30

*Stock Price is as the last trading day in December of each corresponding year.

Although at present it appears that the Company is trading at a discount to Net Asset Value, there can be no assurance that this trend will continue. Moreover, as the Company utilizes and monetizes its assets for its continuing operating needs the Net Asset Value will decrease, potentially resulting in further decreases in the price of the Company’s common stock.

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

The Company’s concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company’s holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company’s operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company’s portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At December 31, 2007, 99.7% of the Company’s asset value resulted from a single portfolio holding.

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

The lack of liquidity in the Company’s portfolio securities would probably prevent the Company from disposing of them at opportune times and prices, which may cause a loss and/or reduce again:

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

The market values of publicly traded portfolio companies are likely to be extremely volatile:

Our clients tend to be early stage biotech companies. As a result, their operations and futures are highly dependent on their ability to develop a product and on public perception. Unlike more seasoned companies with historical financial projections that can be used to evaluate performance, our clients typically do not possess such historical figures. Accordingly, shares of our portfolio companies that are quoted for public trading will generally be thinly traded and subject to wide and sometimes precipitous swings in value.

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

LEGAL PROCEEDINGS

As of the date of this annual report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

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

Quarter Ending	Quarterly High	Quarterly Low
2007
Dec. 31	$0.16	$0.05
Sep. 30	$0.30	$0.05
Jun. 30	$0.14	$0.05
Mar. 31	$0.34	$0.07

2006
Dec. 31	$0.26	$0.15
Sep. 30	$0.40	$0.26
Jun. 30	$0.58	$0.26
Mar. 31	$0.58	$0.30

Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities.

Holders of record

As of March 12, 2008, there were approximately:

•	625 shareholders of our common stock; and

•	10 shareholders of our preferred stock.

Notwithstanding, we feel the actual number of common stock holders may be significantly higher as 2,306,990 common shares are held in street name.

Dividends/Distributions

On January 23, 2006, we declared a distribution of approximately 500,000 Neuralstem, Inc. common shares that we acquired as a result of services provided. On February 5, 2007, we completed the distribution. As a result of rounding for partial shares we distributed a total of 500,473 Neuralstem, Inc. common shares.

We do not currently contemplate making any additional distributions in the future.

Performance Graph

 This graph compares the return on our common stock (RONE) with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Index, for the fiscal years 2003 through 2007. The graph assumes that, on January 1, 2003, a person invested $10,000 in each of our common stock, the S&P 500 Stock Index, and the Russell 2000 Financial Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in additional shares of our common stock.

>

Source: www.standardandpoors.com (S&P 500), www.russell.com (Russell 2000), and yahoo finance (RONE). For RONE, year to year return calculated using the adjusted close price of the stock on the last trading day of the year. Regal distributed approximately 500,000 shares of Neuralstem stock to its shareholders in 2007, which it valued at $653,948 ($0.05 per Regal share receiving dividends).

Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision.    No commissions were paid in connection with the transactions described below unless specifically noted. The information relates as to all securities of the Company sold by the Company within the past three years which were not registered under the Securities Act. Including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

•	On June 14, 2005, we issued to Mr. W.J. Reininger, in connection with his consulting employment, 30,000 common shares. We valued the shares granted at $1.00 per share or an aggregate of $30,000.

•	On June 14, 2005, we issued to The Rose Group, in lieu of fees due for public relations services, 10,000 common shares. We valued the shares at $1.00 each.

•	On June 14, 2005, we issued to Mr. Richard A. Hull, as payment for prior consulting services provided, 10,000 common shares. We valued the shares at $1.00 each.

•	On June 14, 2005, we issued to Mr. Charles Stevens, as payment for prior consulting services, 10,000 common shares. We valued the shares at $1.00 each.

•
On July 12, 2005, we issued to Mr. Christopher Dietrich, for current and prior legal services, 300,000 common shares. Of the shares issued: (i) 193,736 common shares were issued in exchange for current legal services, and (ii) 106,264 common shares were issued as payment in full for indebtedness for prior legal services We valued the shares at an average price of $0.4167 each.

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

•
On January 18, 2006, we issued to Mr. W.J. Reininger, in connection with his consulting employment, a stock option to purchase 50,000 common shares at $0.50 per share, vesting immediately, with piggy-back registration rights, and exercisable for a period of three (3) years. We valued the grant at $10,529 for pro-forma financial statement purposes using the Black-Scholes option-pricing model.

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

•
On March 31, 2006, we completed a private placement of 362,500 of our common shares to four accredited investors. The common shares were priced at $0.40 per share and resulted in gross proceeds to the Company of $145,000.  As part of the offering we granted the investors piggy-back registration rights as well as certain rights providing for the issuance of additional shares in the event the Company’s next round of financing is completed at a price of less than $0.60 per share before March 31, 2007. The Company intends to use the proceeds for general working capital.

•
On August 8, 2006, we issued a secured private debt instrument in the face amount of $100,000 along with warrants to purchase 75,000 of our common shares at a price of $0.60. The private debt instrument had a term of 12 months and bears interest at a rate of 10% per year. As a condition to the loan, we granted the lender a security interest in 100,000 shares of Neuralstem, Inc., one of our portfolio companies. We repaid the instrument including accrued interest on December 11, 2006.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to our 1995 Employee & Consultant Incentive Benefit Plan as of December 31, 2007.

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

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan (“1995 Stock Plan”) on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provides for the grant of stock options or stock to our employees, directors, and consultants. As of December 31, 2007, there were no outstanding options to purchase any additional shares under the plan. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. At December 31, 2007, 980,986 shares of our common stock remained available for future issuance under our 1995 Stock Plan.

SELECTED FINANCIAL DATA

Financial Position as of December 31:

	2007	2006	2005	2004	2003

Total assets	$3,737,770	$2,744,472	$238,666	$10,868	$64,003

Total liabilities	$1,312,870	$1,740,977	$520,363	$460,505	$326,488

Net assets	$2,424,900	$1,003,495	$(281,697)	$(449,637)	$262,485)

Net asset value per outstanding share	$0.67	$0.22	$(0.07)	$(0.12)	$(0.18)

Shares outstanding, end of fiscal year	3,633,067	4,633,067	4,270,567	3,658,259	1,459,202

Operating Data for year ended December 31:

	2007	2006	2005	2004	2003

Total investment income	$0	$0	$0	$0	$0

Total expenses	$445,596	$779,206	$220,418	$1,645,357	$46,455

Net operating loss	$(445,596)	$(779,206)	$(220,418)	$(1,645,357)	$(46,455)

Total tax expense (benefit)	$800	$800	$1,642	$800	$800

Stock Dividends	$653,948	$0	$0	$0	$0

(1) The Company began operating as a Business Development Company on September 13, 2004, all prior period figures are based on prior operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

We are a financial services company which coaches and assists biomedical companies through the use of our network of professionals in listing their securities on over the counter or national exchanges. Typically these services are provided to early stage biomedical companies who can benefit from our network of professionals and other partners. As a result of our clients’ early stage of development, they typically have limited resources and compensate us for our services in capital stock. Accordingly, although our primary business is to provide consulting services and not to be engaged, directly or through wholly-owned subsidiaries, in the business of investing, reinvesting, owning, holding or trading in securities, we may nonetheless be considered an investment company as that term is defined in the Investment Company Act of 1940 (1940 Act). In order to lessen the regulatory restrictions associated with the requirements of the 1940 Act, on June 16, 2005 we elected to be treated as a Business Development Company (BDC) in accordance with sections 55 through 65 of the 1940 Act.

Managerial Assistance

As a business development company we will offer and provide upon request managerial assistance to certain of our portfolio companies.  As defined under the 1940 Act, managerial assistance means providing “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”

Financial Condition Overview

The Company's total assets were $3,737,770 and its net assets were $2,424,900 at December 31, 2007, compared to $2,744,472 and $1,003,495, respectively, at December 31, 2006.

The changes in total assets during the twelve months ended December 31, 2007 were primarily attributable to an increase in unrealized appreciation of our portfolio investment value of $1,693,926. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities. For example, the Company suffered an unrealized loss of $145,000 on its holdings of SuperOxide Health Sciences for the twelve months ended December 31, 2006 as a result of a decline in the value of the portfolio shares from $145,000 to $0 during such time period. By contrast, the Company incurred an unrealized gain as a result of the Securities and Exchange Commission declaring Neuralstem, Inc’s registration statement effective on August 30, 2006. Prior to being declared effective, the Company was at risk of potentially forfeiting up to 1,000,000 Neuralstem shares and the shares it did own were greatly diminished in value as a result of no public market for such shares. This resulted in an increase in the value of the Neuralstem, Inc. shares to $2,741,430 for the twelve months ended December 31, 2006 as compared to $50,000 for the comparable period ended December 31, 2005.

The increase in net assets during the twelve months ended December 31, 2007 was primarily attributable to the increase in the value assigned to Neuralstem stock, and a reduction in current liabilities of $428,107. The reduction in current liabilities was primarily due to decreases in a dividend payable and contingent litigation fees that more than offset an increase in notes payable to an officer/principal shareholder of the Company.

The Company's financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company's help. These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

Result of Operations for the twelve month periods ending December 31, 2007 and 2006

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared.

Investment Income for the twelve months ended December 31, 2007 and 2006 was $0 and $0, respectively.

Operating Expenses

Our operating expenses consist mostly of fees paid to outside attorneys, consultants, and accountants in connection with the advisory services we provide our clients and to a lesser extent for general overhead.

For the twelve months ended December 31, 2007, operating expenses were $445,596 compared to $779,206 for the twelve month period ended December 31, 2006. The decrease of $333,610 for the twelve month period ended December 31, 2007 as compared to the comparable period of 2006 is primarily attributable to decreases in professional service fees and stock options, as well as the elimination of the reserve for anticipated litigation fees.

We anticipate that operational expenses will increase upon the addition of more companies to our portfolio.

Net Investment Income/Loss

For the twelve months ending December 31, 2007, net investment loss was $436,396 compared to $780,006 for the comparable period ended December 31, 2006. The 2007 amount consisted primarily of professional services and consulting fees and general overhead. The decrease of $343,610 in the twelve month period ending December 31, 2007 as compared to the comparable period ended December 31, 2006 is primarily attributable to the factors discussed above.

We anticipate our net investment loss will increase upon the addition of more companies to our portfolio, and as we hold the securities of our portfolio companies for long term capital growth.

Result of Operations for the twelve month periods ending December 31, 2006 and 2005

Investment Income

Investment Income for the twelve months ended December 31, 2006 and 2005 was $0 and $0, respectively.

Operating Expenses

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

Net Investment Income/Loss

For the twelve months ending December 31, 2006, net investment loss was $780,006 compared to $222,060 for the comparable period ended December 31, 2005. The 2006 amount consisted primarily of professional services and consulting fees and general overhead. The increase of $557,946 in the twelve month period ending December 31, 2006 as compared to the comparable period ended December 31, 2007 is primarily attributable to the factors discussed above.

Liquidity and Capital Resources

At December 31, 2007, we had approximately $3,675,270 in liquid and semi liquid assets consisting of: (i) $64,262 in cash; and (ii) $3,611,008 in saleable marketable securities.

For the twelve month period ended December 31, 2007, we satisfied our working capital needs from: (i) cash on hand at the beginning of the period; (ii) the sale of marketable securities in the amount of $67,250, (iii) an increase in a note payable to one of our officers in the amount of $413,500 and (iv) an increase in accounts payable/accrued expenses of $195,957. As of December 31, 2007 the Company had a Net Asset Value of $2,424,900.

As of December 31, 2007, the aggregate outstanding balance under the officer loan is $650,794. Such loan is a demand loan and secured by a pledge of 600,000 shares of Neuralstem (“Collateral Shares”) currently owned by the Company. In the event the note holder made a demand for repayment, the Company’s working capital would be insufficient for such repayment. In such event, the Company would be required to either: (i) sell shares of Neuralstem which it currently owns; or (ii) default on the obligation whereby the note holder would have the right to receive the Collateral Shares in order to satisfy the outstanding balance.

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

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$650,794	$650,794
Total	$650,794	$650,794

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our business activities contain high elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices of similar investments).

Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value.  The fluctuations may result from perceived changes in the underlying economic characteristics of the Company's portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security

Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein. For a further discussion of the risk associated with the Company, please refer to the section of this annual report entitled “Risk Factors”

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

CONTROLS AND PROCEDURES

ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered in this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

PART III

DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of March 12, 2008. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	Position

Dr. Malcolm Currie	81	Chairman of the Board, CEO, Secretary, Treasurer & Director

Carl Perry	75	Director

Dr. Neil Williams	56	Director

Dr. Richard Hull	43	President and Chief Operating Officer

Dr. Malcolm Currie was appointed as Chairman of the Board of Directors in 1995 and CEO of the Company in August 2001 and has served in those capacities since. From 1969 to 1973, Dr. Currie was the Undersecretary of Research and Engineering for the Office of Defense. From 1973 to 1977, Dr. Currie was President of the Missile Systems Group for Hughes Aircraft Corporation. From 1977 to 1988, Dr. Currie started as Executive Vice President and eventually became Chief Executive Officer and Chairman of the Board of Hughes Aircraft Corporation. From 1992 to present, Dr. Currie has been Chairman Emeritus of Hughes Aircraft Corporation. Dr. Currie is also on the Board of Directors of LSI Logic, Enova Systems, and Innovative Micro Technologies. Dr. Currie obtained a graduate MBA from the University of California, Berkeley, and a PhD in Engineering and Physics at the University of California, Berkeley. Dr. Currie is the father-in-law of our President and Chief Operating Officer Richard Hull.

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

MEETINGS

During the year ended December 31, 2007 the Board of Directors met:

(i)	Informally on 4 occasions; and
(ii)	Formally on 0 occasions.

And took board action by way of unanimous consent 11 times

COMPENSATION OF DIRECTORS

On February 5, 2008, we granted each of our two independent directors 10,000 shares of Neuralstem common stock for services rendered in 2007.

INDEMNIFICATION

As permitted by the provisions of the General Corporation Law of the State of Florida, the Company has the power to indemnify any officer or director who was or is a party to or threatens to become a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative, by reason of the fact that the officer or director of the corporation acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company maintains directors’ and officers’ liability insurance.

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

Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended December 31, 2007.

EXECUTIVE COMPENSATION
Summary Compensation Table

The following table sets forth information for our last three most recent completed fiscal years concerning the compensation of (i) the Principal Executive Officer and (ii) all other executive officers of Regal One Corporation who earned over $100,000 in salary and bonus during the last three most recently completed fiscal years ended December 31, 2007, 2006 and 2005 (together the “Named Executive Officers”).

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award ($) (f)		Non-equity Incentive Plan com-pensation ($) (g)	Non-qualified deferred com- pensation earning ($) (h)	All other com- pensation ($) (i)	Total ($) (j)
Dr. Malcolm Currie	2006	-	-	-	-		-	-	-	-
Chief Executive & Financial	2005	-	-	-	-		-	-	-	-
Officer(Principal Executive & Financial Officer)	2004	-	-	-	-		-	-	-	-

Dr. Richard Hull	2007
Chief Operating Officer	2006	$45,000			$168,608	(1)				$213,608
/ President	2005	-	-	-	-		-	-	-	-

1.
On March 10, 2006, we granted Mr. Hull an option to purchase 500,000 common shares. The option vested over two years upon the occurrence of certain events and has an exercise price of $0.50 per common share. As we are considered an investment company, the issuance of the option requires the majority approval of our board of directors and shareholders. As of the date hereof, no such approvals have occurred. Notwithstanding, we have disclosed the option and the grant as we anticipate such approvals will be forthcoming.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options; stocks that have not vested; and equity incentives and awards for each Named Executive Officer outstanding as of the end of the last completed fiscal year.

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan award: Number of un-earned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Dr. Richard Hull	150,000*	350,000*		$.50*	3/7/16*

*
Pursuant to Mr. Hull’s employment agreement, two of the vesting conditions have already occurred. Notwithstanding, as we are considered an investment company, the issuance of the option requires the majority approval of our board of directors and shareholders. As of the date hereof, no such approvals have occurred. Notwithstanding, we have disclosed the option and the grant as we anticipate such approvals will be forthcoming and as a result of the occurrence of a vesting condition.

SUMMARY NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Carl Perry						$28,348[1]	$28,348
Neil Williams						$28,348[1]	$28,348

1.	Represents the value as of 12/31/07 of 10,000 Neuralstem shares issued for services rendered as a Director for 2007

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best knowledge of the Company, as of March 12, 2008 with respect to each person known by us to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address of beneficial owner	Common Share Equivalents beneficially owned	Percent of Common Share Equivalents owned (1)
Malcolm Currie (2) 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	2,024,200	14.42%
C.B. Family Trust (Richard Babbitt) (3) 10104 Empyrean Way Los Angeles, California 90067	1,400,000	9.98%
AB Investments LLC (4) 4235 Cornell Road Agoura, CA 91301	3,841,500	27.37%
Aaron Grunfeld (5) 10390 Santa Monica Blvd., 4th Floor Los Angeles, CA 90025-5057	1,200,000	8.55%
Robert B. Kay (6) 7005 Via Bella Luna Las Vegas, NV 89131	1,270,753	9.06%
All Officers and Directors as a Group	2,424,200	17.27%

(1)
Includes (i) 3,633,067 shares of common stock issued and outstanding as of December 31, 2007, and (ii) 10,000,000 maximum common shares upon the conversion of the Series B preferred class, and totals to 13,033,067 fully diluted common share equivalents outstanding..  Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 20,242 shares (20.2%) are held by the Directors of the Company (Dr. Malcolm Currie, 20,242 shares).

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

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH
MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The Board has adopted a policy relating to the approval of transactions with related persons that are required to be disclosed in statements by SEC regulations, which are commonly referred to as “Related Person Transactions.” A “related person” is defined under the applicable SEC regulation and includes our directors, executive officers and 5% or more beneficial owners of our common stock. The Board administers the procedures with regards to related person transactions. Approval of a related person transaction requires the affirmative vote of the majority of disinterested directors. In approving any related person transaction, the disinterested directors must determine that the transaction is fair and reasonable to the Company.

Summarized below are certain transactions and business relationships between Regal One Corporation and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities:

•
On December 8, 2006, the Company issued a demand promissory note in the amount of $227,294 to our CEO Malcolm Currie evidencing the following advances previously made and that were outstanding as of the date of the note:

–	$37,894 prior to 2004;
–	$10,000 advanced to us on September 27, 2004;
–	$10,000 advanced to us on December 15, 2004;
–	$10,000 advanced to us on January 18, 2005;
–	$5,000 advanced to us on April 25, 2005;
–	$6,400 advanced to us on October 12, 2005;
–	$10,000 advanced to us on October 13, 2005;
–	$17,000 advanced to us on November 18, 2005,
–	$8,000 advanced on December 30, 2005;
–	$4,000 advanced on January 17, 2006;
–	$4,000 advanced to us on February 6, 2006;
–	$5,000 advanced to us on March 4, 2006; and
–	$100,000 advanced to us on December 8, 2006.

The note is due and payable on or before December 8, 2008 and bears interest at a rate of 10% per annum. Performance of the note is secured by 100,000 common shares of Neuralstem.

•
On February 28, 2007, we entered into a modification of the Currie note originally made on December 8, 2006. The modification was entered into for purposes of increasing the note amount by $45,000 as a result of the following additional advances made by Currie:

–	$10,000 on December 18, 2006;
–	$20,000 on January 6, 2007;
–	$6,000 on January 31, 2007; and
–	$9,000 on February 23, 2007.

As a result of the increase in the outstanding loan balance, we increased the number of Neuralstem shares subject to the security agreement by 50,000.

•
On April 9, 2007, we entered into a further modification of the Currie note originally made on December 8, 2006. The modification was entered into for purposes of increasing the note amount by $30,000 as a result of an advance of this amount made by Currie on March 20, 2007.

•
On June 25, 2007, we entered into a further modification of the Currie note originally made on December 8, 2006. The modification was entered into for purposes of increasing the note amount by $348,500 as a result of an advance of $24,000 made by Currie on April 11, 2007, an advance of $81,500 made by Currie on May 3, 2007, and the payment of $243,000 by Currie of legal fees in the defense of the Company. As a result, the amended promissory note at December 31, 2007 was $650,794.

•
On February 5, 2008, we granted each of our two independent directors 10,000 shares of Neuralstem common stock for services rendered in 2007, for a total of 20,000 shares of Neuralstem common stock valuded at $60,000.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2007 and reviews of the financial statements included in the Company's Forms 10-K for fiscal 2006 were approximately $30,500 and  $24,000, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2007 and 2006 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regal One Corporation

Dated: March 27, 2008	By:	/S/ Malcolm Currie
Malcolm Currie
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Malcolm Currie, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

OFFICERS AND DIRECTORS

Name	Title	Date

/s/ Malcolm Currie Malcolm Currie	Chief Executive Officer and Director (Principal executive officer)	March 27, 2008

/s/ Malcolm Currie Malcolm Currie	Chief Financial Officer (Principal financial and accounting officer), Director	March 27, 2008

/s/ Carl Perry Carl Perry	Director	March 27, 2008

/s/ Neil Williams Neil Williams	Director	March 27, 2008

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this Annual Report on form 10-K. References to "the Company" in this Exhibit List mean Regal One Corporation, a Florida corporation.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C §1350*

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C §1350*

* Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Regal One Corporation
Los Angeles, CA

We have audited the accompanying balance sheets of Regal One Corporation as of December 31, 2007 and 2006, and the related statements of operations, change in net assets, and cash flows for each of the years ended December 31, 2007 and 2006. Regal One Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2007 and 2006, and the results of its operations, change in net assets, and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

February 7, 2008

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

As discussed in Note 1 "Presentation", consolidated financial statements were included in the 2004 quarterly 10Q filings with the SEC. However, because of pending litigation between the Company and its wholly owned subsidiary it was not possible to consolidate the parent company with its subsidiary as of December 31, 2005 and 2004 and for its operations and cash flows for the years then ended.

George Brenner, CPA
Los Angeles, California
March 28, 2006

REGAL ONE CORPORATION
BALANCE SHEETS

	December 31, 2007	December 31, 2006
	AUDITED	AUDITED
ASSETS
Current Assets
Cash	$64,262	$42
Marketable securities – saleable	3,611,008	449,436
Marketable securities – reserved for dividend	—	750,564
Prepaid expense	—	3,000
Advances to subsidiary	—	518,490
Less: Allowance for collection of advances to subsidiary	—	(518,490)
Total current assets	3,675,270	1,203,042

Investments
Investment in subsidiary	—	649,526
Less: Impairment of value of investment in subsidiary	—	(649,526)
Investments in non-affiliated portfolio companies	3,673,508	2,741,430
Less: Marketable securities portion	(3,611,008)	(1,200,000)
Total investments, net	62,500	1,541,430
TOTAL ASSETS	$3,737,770	$2,744,472

LIABILITIES & NET ASSETS
Current Liabilities
Due to stockholders and officers	$195,964	$95,964
Accounts payable and accrued liabilities	466,112	417,155
Note payable – officer/principal shareholder	650,794	227,294
Contingent litigation fees	—	250,000
Dividend payable	—	750,564
Total current liabilities	1,312,870	1,740,977
Total liabilities	1,312,870	1,740,977

Net Assets
Preferred stock, no par value
Series A - Authorized 50,000 shares; 0 issued and outstanding in 2006 and 2005	—	—
Series B - Authorized 500,000 shares; 100,000 issued and outstanding in 2006 and 2005	500	500
Common stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 3,633,067as of December 31, 2007 and 4,633,067 as of December 31, 2006	8,184,567	8,184,567
Paid in capital	192,126	192,126
Dividend declared	—	(750,564)
Accumulated deficit	(5,952,293)	(6,623,134)
Total net assets	2,424,900	1,003,495

TOTAL LIABILITIES & NET ASSETS	$3,737,770	$2,744,472

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENT OF INVESTMENTS
DECEMBER 31, 2007
UNAUDITED

Equity Investments:

	Description	Percent	Carrying Cost
Company	of Business	Ownership	Investment		Fair Value	Affiliation

Neuralstem	Biomedical company	4%	$83,707	(1)	$3,661,008	No

American Stem Cell	Biomedical company	2%	$—	(2)	$12,500	No

SuperOxide Health Sciences	Biomedical company	8%	$—		$—	No

Total Investments			$83,707	(3)	$3,673,508

(1) As of December 31, 2007, there were 1,273,814 Neuralstem shares held after various transactions during the year including the adjusted Regal dividend, paid in 465,430 Neuralstem shares in the first quarter. These remaining shares have been valued at a discounted price from the 12/31/07 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at 12/31/07, all have been recorded as a current asset. Regal also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants, which remain a long term investment.

(2) The American Stem Cell investment had been previously written off because that company had limited resources and no viable prospects, but in December 2007, the Company sold 2,000,000 of the 3,000,000 common shares it holds back to American Stem Cell for $25,000. Accordingly, the remaining 1,000,000 shares have been valued at the $0.0125 value implied in that transaction.

(3) In 2006, all portfolio companies were also reported on a fair value basis.

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended	For the Year Ended
	December 31, 2007	December 31, 2006
	AUDITED	AUDITED
OPERATIONS:
Net investment loss	$(436,396)	$(780,006)
Net realized gain on portfolio securities	67,259	—
Net change in unrealized appreciation of portfolio securities	1,693,926	2,478,636

Net increase in net assets resulting from operations	1,324,789	1,698,630

SHAREHOLDER ACTIVITY:

Stock sales, warrants and vested options	—	337,126

Declared dividend	96,616	(750,564)
	96,616	(413,438)

NET INCREASE IN NET ASSETS	1,421,405	1,285,192

NET ASSETS:
Beginning of period	1,003,495	(281,697)

End of period	$2,424,900	$1,003,495

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007 AUDITED	2006 AUDITED	2005 AUDITED
Investment Income	$—	$—	$—
Operating expenses

Professional services	233,733	267,830	202,610

Stock option expense	—	165,955	—
Reserve for litigation settlement	—	250,000	—
Litigation settlement	45,000	—	—
Other selling, general and administrative expenses	166,863	95,421	17,808
Total operating expenses	445,596	779,206	220,418
Net operating loss	(445,596)	(779,206)	(220,418)
Other income – Gain on services fee settlement	10,000	—	—
Net loss before provision for income taxes	(435,596)	(779,206)	(220,418)
Income tax expenses	800	800	1,642
Net investment income (Loss)	(436,396)	(780,006)	(222,060)
Net realized gain on portfolio companies	67,259	—	—
Net change in unrealized appreciation in portfolio companies	1,693,926	2,478,636	—
Net Increase in Net Assets Resulting from Operations	$1,324,789	$1,698,630	$(222,060)

Weighted average number of common shares	3,964,574	4,497,999
Basic	$0.334	$0.378
Weighted average number of fully diluted shares	13,964,574	14,497,999
Diluted	$0.095	$0.117

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007 AUDITED	2006 AUDITED	2005 AUDITED
Cash Flows from operating activities:
Net income (loss)	$1,324,789	$1,698,630	$(222,060)
Adjustments to reconcile net increase (decrease) in net assets resulting from operating activities:
Amortization of loan origination fee	—	26,171	—
Stock options	—	165,955	—
Stock based expenses	—	—	134,890
Realized gain on sale of marketable securities	(67,259)	—	—
Unrealized gain on investment	(1,693,926)	(2,478,636)	—
Reserve for litigation settlement	—	250,000	—
Changes in operating assets & liabilities:
Decrease in prepaid expense	3,000	5,296	—
Increase in due to related party	25,000	—	—
Increase in accounts payable/accrued expenses	195,957	94,260	53,568
Decrease in contingent litigation fees	(250,000)	—	—
Net cash used in operating activities	(462,439)	(238,324)	(33,602)
Cash Flows used in Investing Activities:
Investment in portfolio companies	—	(30,917)	(229,087)
Proceeds from sale of marketable securities	113,159	(30,917)	(229,087)
Net cash provideed by (used in) investing activities	113,159	(30,917)	(229,087)
Cash Flows from Financing Activities:
Increase in notes payable	413,500	—	—
Increase in due to stockholders and officers	—	123,000	56,400
Sale of common stock	—	145,000	—
Stock option exercises	—	—	205,000
Net cash provided by financing activities	413,500	268,000	261,400
Net increase (decrease) in cash	64,220	(1,241)	(1,289)
Cash at beginning of period	42	1,283	2,572
Cash at end of period	$64,262	$42	$1,283
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$3,472	$—
Cash paid for income taxes	$800	$800	$1,642
Non-Monetary Transactions:
Dividend payable in 465,430 portfolio company shares	$653,948	$750,564	—
Warrant for prepaid expense	—	26,171	—
Stock options vested	—	165,955	—
Conversion of indebtedness to officer into note payable	—	227,294	—
Issuance of shares for professional services and debt conversion	—	—	185,000
Total non-monetary transactions	$653,948	$1,169,984	$185,000

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Unit Operating Performance:

	UNAUDITED	UNAUDITED
	Year Ended December 31, 2007	Year Ended December 31, 2006
NET ASSET VALUE, BEGINNING OF PERIOD	$0.276	$(0.061)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.102)	(0.168)
Net change in unrealized (depreciation) appreciation of portfolio companies	0.466	0.535

Total from investment operations	0.364	0.367

Net increase in net assets resulting from stock transactions	0.027	(0.089)

NET ASSET VALUE, END OF PERIOD	$.667	$0.217
TOTAL NET ASSET VALUE RETURN	41.6%	458.8%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$2,424,900	$1,003,495
Ratios to average net assets:
Net expenses	18.0%	92.5%
Net investment gain (loss)	(15.2%)	235.5%
Portfolio turnover rate	—	—

See Accompanying Notes to the Financial Statements

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company" or “Regal One”) located in Los Angeles, California, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. On September 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

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

As set forth in various previous financial reports and SEC filings, the Company sought a rescission of the O2 Technology acquisition. The Company’s management elected to fully reserve the $1,168,016 investment and seek redress through the courts. In May 2007, the Eco Litigation was settled by the parties (see Note 9: “Contingencies”). Accordingly, Regal One has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock. Consequently, the accompanying financial statements are not consolidated.

In 2006, the Company began reporting as a BDC and the attached financial statements for the year ended December 31, 2005 have been formatted in conformity with the December 31, 2007 and 2006 financial statements, including the BDC supplemental schedules, for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the years ended December 31, 2007 and 2006 and its operating results, cash flows and changes in net assets for each of the years ended December 31, 2007, 2006 and 2005 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods.

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

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all marketable securities to be cash equivalents (see Note 2: “Cash and Marketable Securities”). None of the Company's cash is restricted.

Valuation of Investments (as an Investment Company)

As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value. The value is determined by management for investments which do not have readily determinable market values. In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has adopted SFAS No. 157 and expects it will not have a material effect on the consolidated financial results of the Company in future years.

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

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

NOTE 2 – CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and may include instruments with maturities of three months or less at the time of purchase.

Marketable Securities

In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem’s transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see Note 7: “Investments”). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006. In late December 2006, the shares began trading on the OTC: BB under the ticker symbol NRLS.OB. On February 5, 2007, the Company distributed 500,473 Neuralstem shares to its shareholder of which 35,038 of these shares were returned to the Company’s ownership in connection with the settlement of the Eco Litigation. On August 27, 2007, Neuralstem shares began trading on the American Stock Exchange under the symbol CUR. As of December 31, 2007, Regal held 1,273,814 Neuralstem shares that have been valued at a discounted price from the December 31, 2007 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at December 31, 2007, all have been recorded as a current asset, which includes the 279,527 that were registered and 994,287 that are now freely tradable under rule 144. These shares constitute working capital that is available to Regal as of December 31, 2007. Regal also has ten year warrants, which contains certain anti-dilution provisions, at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants, which are carried as a long term investment. On December 31, 2006, Regal had recorded a dividend payable balance in the Current Liabilities section of its Balance Sheet. This distribution initially consisted of 500,473 Neuralstem shares. The distribution was made in the first quarter of 2007 and resulted in an adjustment to the Current Liabilities balance.

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments − an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets" to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

NOTE 4 – EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock. Since that date, there have been no other equity sales in the years ended December 31, 2006 and December 31, 2007. In May 2007, the Eco Litigation was settled by the parties (see Note 10: “Contingencies - Eco Litigation”). Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock. As a result, the Company’s outstanding common share balance as of December 31, 2007 is 3,633,067.

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 4 – EQUITY TRANSACTIONS- (continued)

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter. An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in that quarter for the vested options. All the options are exercisable at the price of $0.50 per share, equal to or higher than the public share price on the dates of the grants and as of December 31, 2007, and option lives ranged from 3 years to 10 years. During the quarter ended September 30, 2006, no additional options were granted but 50,000 options vested in conjunction with the effective date of the Neuralstem SB-2 registration, a contractual milestone, and an additional option expense of $16,861 was realized. In the quarter ended December 31, 2006, 50,000 options vested in conjunction with a contractual milestone and an additional option expense of $12,539 was realized. No additional options were granted or vested and no options were exercised during 2007 and 2006.

In connection with the secured loan received during the quarter ended September 30, 2006 and paid in the quarter ended December 31, 2006, warrants to purchase 75,000 shares of the Company’s stock were issued to the lender as a commitment fee. These warrants have been valued under the Black-Scholes Pricing Model and $26,171 was recognized in the year as prepaid expense that was fully amortized into expense on the payment date. The warrants are exercisable for a period of five years at the price of $0.60 per share, which was higher than the public share price on the date of the grant and as of December 31, 2007. None of these warrants were exercised in 2006 or the year ended December 31, 2007.

The stock options and warrants issued during 2006 were valued under the Black-Scholes Option-Pricing Model using the following assumptions within the ranges defined: market price of Regal stock at grant date; exercise price; one and three year terms; volatility ranging from 188% to 350%; no dividends assumed; and a discount rate - bond equivalent yield of 4.27%. As of December 31, 2006, 885,000 options, with 635,000 vested, and 75,000 vested warrants were outstanding. The possibility that the options may be exercised in the future represents potential dilution to existing shareholders. If all the outstanding options and warrants had been exercised as of December 31, 2006, the impact on the fully diluted Earnings per Share as reflected in the Statement of Operations for 2006 would be a reduction from $0.117 earnings per share to $0.110 earnings per share. If all the outstanding options and warrants had been exercised as of December 31, 2007, the impact on the fully diluted Earnings per Share as reflected in the Statement of Operations for 2007 would be a reduction from $0.095 earnings per share to $0.091 earnings per share.

In conjunction with the Neuralstem registration, the contingency delaying the Company’s previously declared dividend in Neuralstem shares has been removed. Regal paid that dividend, amounting to 500,473 Neuralstem shares including rounding, on February 5, 2007. Of this amount, 35,038 shares were returned to Regal One as part of the O2 settlement. Since the record date for this dividend occurred earlier in 2006, Regal One had recorded a payable for this dividend in the quarter ended December 31, 2006 using the per share valuation reflected in the portfolio balance at that date and also recorded that valuation as a reduction in the equity section. As of the payment date, that valuation was adjusted to the then existing fair market value of the Neuralstem shares and the Neuralstem valuation in the Company’s portfolio balance was then reduced by that final dividend amount.

The authorized number of shares of preferred stock (Series A and B) is 550,000. The Company's Certificate of Incorporation allows for segregating this preferred stock into separate series. As of December 31, 2007, 2006 and 2005, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock and there were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class shareholders’ voted by a large majority to void the dividend preference. At the option of the holder of Series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to the now outstanding 100,000 shares. As of December 31, 2007, 2006 and 2005, no dividends have been declared on the Series A or Series B convertible preferred stock.

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 4 – EQUITY TRANSACTIONS- (continued)

As set forth in various previous financial reports and SEC filings, the Company was seeking a rescission of the O2 Technology acquisition. In May 2007, this litigation was settled by the parties (see Note 10: “Contingencies - Eco Litigation”). Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock. The Company originally recorded the second quarter 2007 return of those Regal One shares in the equity section of the balance sheet at the original recorded value of $649,526. The Company has subsequently determined that the return of its own shares should be recorded at a zero value and this revision is reflected in the December 31, 2007 financials.

NOTE 5 – IMPAIRMENT OF ASSETS
As set forth in various previous financial reports and SEC filings, the Company was seeking a rescission of the O2 Technology acquisition. The immediate effect of these matters was to impair the assets acquired in the O2 acquisition. Accordingly, the Company had written-off in 2004 all of the assets acquired from O2 and the advances made to O2 (see Note 1 - “Basis of Presentation”). In May 2007, this litigation was settled by the parties (see Note 10: “Contingencies - Eco Litigation”).

NOTE 6 – STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to offer incentives to its employees, directors, officers, consultants and advisors. On May 3, 1995, the Company filed a registration statement on Form S-8 adopting a 3,000,000 common share Plan. Under the plan, the Board of Directors was authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. In 2004 and earlier years, the Plan was extended by the Company’s shareholders. On March 4, 2005, the Company's shareholders approved another extension of time in which to exercise outstanding options to purchase shares of the Company’s common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result 1,147,140 unexercised options became null and void. During the year ended December 31, 2005, 252,308 options respectively were exercised and the Company realized $205,000 in working capital. As of September 30, 2005, holders had exercised options to purchase 1,852,860 shares of common stock. As of December 31, 2006 and December 31, 2007, all outstanding options granted under our stock option plan had either been exercised or expired. As of December 31, 2006 and December 31, 2007, there were 980,986 shares available for future grants.

The following table summarizes the Company's stock options activity under the Plan; there were no changes in the year ended December 31, 2007:

	Year Ended 12/31/07		Year Ended 12/31/06		Year Ended 12/31/05
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1	—	—	—	—	1,399,448	$0.8125

Granted	—	—	—	—	—	—

Exercised	—	—	—	—	(252,308)	$0.8125

Expired	—	—	—	—	(1,147,140)	$0.8125

Outstanding at December 31	—	—	—	—	—	—
2007, 2006 & 2005

On March 7, 2005, Regal’s Board of Directors determined that it was in our shareholders best interest to change the focus of the company’s business to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. On September 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 7 – INVESTMENTS

In 2005, Regal One signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  As of December 31, 2005, Regal One had made a total investment of $145,000 in SOHS as part of the agreement and in the quarter ended March 31, 2006 made a valuation adjustment to reduce the carrying cost of this investment to $72,500. In the quarter ended September 30, 2006, the Company wrote off the remainder of the investment since SOHS advised that it had no resources to continue operating and was being dissolved.

As of June 30, 2005, the Company entered into an agreement with American Stem Cell (ASC), a private development stage company, to assist ASC in the preparation and filing of an SB 2 registration statement. Regal One acquired 3,000,000 shares of ASC’s common stock in exchange for the Company’s investment via a variety of considerations that would support ASC’s transition from a private development-stage company to a publicly traded operational entity. These considerations included the Company’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company’s network of advisors and other related resources. Regal One valued these shares in its balance sheet at the $34,087 of accrued legal fees that it had assumed. However, in 2006 the SB 2 registration was withdrawn and ASC undertook a restructuring of its various securities holders. In the quarter ended December 31, 2006, the Company wrote off its $34,087 investment in ASC. In December 2007, the Company sold 2,000,000 of the 3,000,000 common shares it holds back to American Stem Cell for $25,000. Accordingly, the remaining 1,000,000 shares have been valued at $12,500, the $0.0125 per share value implied in that transaction, as a long term investment at December 31, 2007.

As of June 30, 2005, the Company had entered into a Letter of Intent with Neuralstem, Inc., a private early stage company, to assist it in filing an SB-2 registration statement. Effective September 15, 2005, those understandings were memorialized and further defined in an “Equity Investment and Share Purchase Agreement” between the parties. Regal One acquired approximately 1,800,000 shares of Neuralstem’s common stock and a warrant, containing certain anti-dilution provisions (value not yet determined) to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem’s transition from a private, early stage, research and development company to a publicly traded operational entity. These considerations included the Company’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company’s network of advisors and other related resources. Regal One initially reflected these shares in its balance sheet as of December 31, 2005 based on its estimated $50,000 direct cost of the considerations it had provided or planned to provide to Neuralstem. During 2006, Neuralstem filed an SB-2 registration statement and in August 2006 it was declared effective. As of December 31, 2006, Neuralstem shares were trading on the OTC: BB exchange.

Prior to effectiveness of the registration, 1,000,000 of Neuralstem shares held by Regal were subject to forfeiture based on a contingency concerning the initial submission date and effective date of Neuralstem’s SB-2 registration; 51,000 of these shares were forfeited in the third quarter of 2006 and the balance are no longer subject to forfeit. As of December 31, 2006, the 1,794,287 Neuralstem shares then held after the forfeit were valued as indicated in the financial statements Balance Sheet of 2006.

Of those shares, 800,000 shares were registered by Neuralstem, were readily salable and were reclassified as Marketable Securities in the Current Assets section of the Balance Sheet. Initially, 500,473 of those Neuralstem shares were reserved for distribution to the Company’s shareholders as a dividend, which distribution was made on February 5, 2007.

Of that amount, 35,038 shares were withheld from distribution pending the outcome of the Eco Litigation. On May 7, 2007, the Company reached a settlement in the Eco Litigation resulting in the release of the 35,038 Neuralstem shares to the Company. As of December 31, 2007, the 1,273,814 balance of the Neuralstem shares are classified as Marketable Securities in the Current Assets section of the Balance Sheet. Regal One also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a nominal $50,000 value has been assigned to these warrants which are carried as a long term investment in the Balance Sheet.

As of December 31, 2007, all Neuralstem shares held by the Company were reclassified from Investments in Non-Affiliated Portfolio Companies to Marketable Securities in the Current Assets section of the Balance Sheet. This reclassification was made because all shares then held were either included in Neuralstem’s original registration statement and therefore were free-trading or were unregistered but then had been held long enough to become free-trading under the provisions of Rule 144.

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. In 2005, all portfolio companies were reported on a cost basis. For 2006 and 2007, the Investment Committee of the Board of Directors early adopted the provisions of FAS 157 for valuation of the portfolio and bases its determination on, among other things, applicable quantitative and qualitative factors.

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 7 – INVESTMENTS - (continued)

These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of and the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

NOTE 8 – INCOME TAXES

At December 31, 2007 and 2006, the Company had a federal operating loss carry forward of $3,718,820 and $3,409,683, respectively.

The provision for income taxes consisted of the following components for the years ended December 31:

	2007	2006
Current:
Federal	—	—
State	—	—
Deferred:	(1,264,399)	(1,159,292)
	(1,264,399)	(1,159,292)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2007	2006
Deferred tax assets:
Net operating loss carry forward	$1,264,399	$1,159,292
	—	—
Total deferred tax assets	1,264,399	1,159,292
Less: Valuation Allowance	(1,264,399)	(1,159,292)

Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $1,264,399 and $1,159,292, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2007 and 2006.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2007	2006

Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(8.8)%	(8.8)%
Permanent difference and other	42.8%	42.8%

Effective tax rate	0%	0%

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 9 – RELATED PARTY TRANSACTIONS

Indebtedness to a stockholder/officer was converted into a secured Note Payable in the fourth quarter of 2006. In 2007, that stockholder/officer continued to make cash advances to and on behalf of the Company and Regal entered into modifications of the Note Payable to that party.  The modifications were entered into for purposes of increasing the Note Payable amount as a result of additional advances made by the stockholder/officer to Regal through September 30, 2007. There were no new advances made after May 31, 2007, but a correction was recorded in the quarter ended September 30, 2007. It is not presently contemplated that the stockholder/officer will make additional periodic advances to the Company. Advances under the Note have been made to pay the Company’s litigation expenses and settlement, and for working capital. As a result of the increases in the outstanding loan balance, the number of Neuralstem shares subject to the security agreement was increased to 600,000 shares on June 25, 2007. The $650,794 loan balance and related accrued interest at 10% per annum of approximately $87,000 were not paid when they became due and payable on December 8, 2007 and they are now payable upon demand of the stockholder/officer. In February 2008, the stockholder/officer and the Company agreed to certain terms regarding this matter (see Note 11: ("Subsequent Events”)).

The combined amounts due to stockholders and officers, as of December 31, 2007, are $993,961 and include the above secured Note Payable and the related accrued interest. The remaining open account balances of $255,964 increased by $70,000 in the third quarter and $15,000 in the fourth quarter due to the reclassification of accrued amounts due to an officer that were previously carried in accounts payable. In the fourth quarter, annual compensation totaling $85,000 was accrued for two independent directors and for consulting services and expense reimbursements to a stockholder (see Note 11: "Subsequent Events”). The total $255,964 amount represents advances and compensation which are non-interest bearing, unsecured and payable on demand. An original indebtedness of $94,357 to a former, deceased officer was reduced to the current value of $40,000 as of December 31, 2002 and is payable to the widowed spouse after all other payables are covered and at the discretion of the Board of Directors. Through December 31, 2006 and 2007, there have been no demands made on Regal One to make any payments on these open accounts.

Through December 31, 2004 the Company loaned $518,490 to its wholly-owned subsidiary which was acquired in the 1st quarter of 2004. The loans were subject to interest of 6% per year, were due and payable on December 31, 2004 and were secured by a pledge of all the shares of the wholly-owned subsidiary. During litigation between the parties, the repayment did not occur and the Company established an allowance for the potential un-collectability of this amount. During the second half of 2006, management elected to establish a reserve for costs that may arise in settling the suit. Accordingly, a contingent liability and expense of $250,000 was recorded in 2006.

The pending litigation was settled by the parties in the second quarter ended June 30, 2007 and in accordance with the settlement these loans will not be recovered and have been removed from Regal’s books and records. (See Note 10: “Contingencies - Eco Litigation” below). Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal common stock that was provided in exchange for all O2 Technology stock. The Company originally recorded the second quarter 2007 return of those Regal shares in the equity section of the balance sheet at the original recorded value of $649,526. The Company has subsequently determined that the return of its own shares should be recorded at a zero value and this revision is reflected in the December 31, 2007 financials. This revision will require the Company to amend its balance sheets that were included in the 10Q filings for the periods ended June 30 and September 30, 2007.

During 2005, Regal signed an option agreement to acquire a significant equity stake in SuperOxide Health Sciences, Inc. (SOHS), a privately owned development stage company.  As of December 31, 2005, Regal One had made a total investment of $145,000 in SOHS and in 2006 wrote-off that investment.  Principals of SOHS are also principal shareholders of Regal One.

NOTE 10 – CONTINGENCIES

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

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 10 – CONTINGENCIES - (continued)

During October 2005, the Company negotiated and executed a settlement agreement with Eco Air Technologies and Alf Mauriston whereby the Company relinquished any claims it may have to the technology in question, and obtained certain marketing rights to the technology in several foreign countries and in certain domestic market niches.

On May 10, 2007, the Company filed an 8-K to report that it and its officers and associated representatives and consultants had entered into a confidential, final and complete settlement on May 7 with O2 Technology, Inc., Ronald Hofer, Richard Allen Smith and Amber Le Bleu-Hofer, resolving their differences which were detailed in the Orange County Superior court case, Eco Air vs. Regal One et. al. and the various cross-complaints in that litigation. The parties determined that their business transaction failed to close through a mutual mistake of fact without fault by any party and, consequently, they never had any rights in each other. All parties are returned to their status as if the contemplated transaction never occurred and no party admits or accepts any liability for events transpiring in the interim as between and among the various persons and corporations involved. The parties acknowledge that they have no interest or claim to each other’s securities and that there are no debts or obligations between them. Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal common stock that was provided in exchange for all O2 Technology stock. The Company originally recorded the second quarter 2007 return of those Regal shares in the equity section of the balance sheet at the original recorded value of $649,526. The Company has subsequently determined that the return of its own shares should be recorded at a zero value and this revision is reflected in the December 31, 2007 financials. This revision will require the Company to amend its balance sheets that were included in the 10Q filings for the periods ended June 30 and September 30, 2007.

Operations

On March 7, 2005, Regal’s Board of Directors determined that it was in our shareholders best interest to change the focus of the company’s operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. On September 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

In 2005, the Company initiated equity investments or agreements for investments with three biomedical companies. Under two of those agreements, the Company agreed to assume certain legal fees that are reflected in the financial statements for 2005 and discussed in Notes thereto. The obligations to assume any other such expenses were terminated in 2006. Additionally, the third agreement allows Regal to make additional cash investments in the related entity, which Regal has not done and does not expect to do.

On April 1, 2007, the Company and Equity Communications entered into a settlement agreement regarding the value of services provided by Equity Communications to the Company. The result of this settlement was that the Company provided 20,000 Neuralstem shares to Equity Communications in full settlement of the $72,000 that Equity had billed to the Company. The Company recognized a $10,000 gain on this settlement.

Since the Company has historically incurred substantial debts in connection with its operations, the Company intends to enter into negotiations and settle its outstanding debts (see Note 11: “Subsequent Events”). In this regard, Regal is also reviewing certain unbilled claims regarding consulting services and expenses that may have been provided and incurred previous to December 31, 2007. A contingent liability for $25,000 has been included in the December 31, 2007 financial statements as an expense and payable relative to such matters.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent Event

Disclosure with regard to Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective March 31, 2008, Richard Hull will resign as the Company’s President.

As of February 5, 2008, the Company’s Board of Directors ratified a Unanimous Written Consent concerning the negotiation and settlement of its outstanding debts and the recognition and settlement of certain other compensation, services and reimbursable expense matters, as follows:

The $650,794 loan balance and related accrued interest of approximately $87,000 due to an officer/shareholder as of December 31, 2007 were not paid when they became due and payable on December 8, 2007.

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 11 – SUBSEQUENT EVENTS - (continued)

That officer/shareholder and Regal’s Board have agreed that:

1)	The Note is now due and payable on demand,
2)	interest will continue to accrue at the 10% per annum rate after December 8, 2007,
3)	the officer/shareholder has requested that Regal pay the principal and interest of the Note at the Company’s earliest convenience,
4)	the Board has determined that the amounts of principal and interest are true, accurate and owing, and
5)
the Board has Resolved that the principal and interest be paid upon Regal obtaining sufficient capital from the sale of Regal’s investment portfolio or from loans made to Regal that are collateralized by such portfolio.

6)
Pursuant to point immediately above, on March 7, 2008, Regal made a partial payment to this officer/shareholder in the amount of $600,000. In connection with that payment and for working capital needs, Regal borrowed $250,000 from its stock broker, collateralized by marketable securities held in the Company’s account at that broker.

Relative to the compensation of Regal’s two independent directors for services rendered in 2007, the Board has resolved that they each shall be paid 10,000 shares of Neuralstem stock, the total of which has been valued at $60,000 and has been included in the December 31, 2007 financial statements as an expense and payable.

Relative to the settlement and payment of other payables and claims, the Board has resolved that the officers of Regal shall negotiate and settle the Company’s outstanding debts in exchange for mutual releases, for debts in excess of $5,000, of all past and present monies owed to any such creditors. Through March 11, 2008, such settlements were reached with five service providers whereby payments totaling $261,000 were concurrently paid in full settlement of all amounts owed, along with other claims and obligations between the parties. The Company will realize a gain on these settlements in the first quarter of 2008. Funds used to make these payments were derived from the sale of some of the marketable securities held by the Company at December 31, 2007.