Form 10-Q
period 2008-03-31
REGAL ONE CORP
filed 2008-05-15
CIK 845385

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a small reporting company)  Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes☐ No  ☒

As of March 31, 2008 there were: (i) 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements listed in the table below have been prepared in accordance with the requirements of Regulation S-X .

REGAL ONE CORPORATION
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	UNAUDITED	AUDITED
ASSETS
Current assets
Cash	$39,586	$64,262
Marketable securities – saleable	1,864,800	3,611,008

Total current assets	1,904,386	3,675,270

Investments
Investments in non-affiliated portfolio companies	1,927,300	3,673,508
Less: marketable securities portion	(1,864,800)	(3,611,008)
Total investments, net	62,500	62,500

TOTAL ASSETS	$1,966,886	$3,737,770

LIABILITIES & NET ASSETS

Current liabilities
Due to stockholders and officers	$6,750	$195,964
Accounts payable and accrued liabilities	76,886	466,112

Margin account loan	149,133	—
Note payable – officer/principal shareholder	137,997	650,794

Total current liabilities	370,766	1,312,870
Net Assets
Preferred stock, no par value
Series A - Authorized 50,000 shares; 0 issued and outstanding in 2008	—	—
Series B - Authorized 500,000 shares; 100,000 issued and outstanding in 2008	500	500
Common stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 3,633,067 as of March 31, 2008 and 3,633,067 as of December 31, 2007	8,184,567	8,184,567

Additional paid in capital	192,126	192,126

Accumulated deficit	(6,781,073)	(5,952,293)
Total net assets	1,596,120	2,424,900

TOTAL LIABILITIES & NET ASSETS	$1,966,886	$3,737,770
Net asset value per outstanding common share	$0.439	$0.612

See accompanying notes to the financial statements

REGAL ONE CORPORATION
SCHEDULE OF INVESTMENTS
MARCH 31, 2008
UNAUDITED

Equity Investments:

	Description	Percent	Carrying Cost
Company	of Business	Ownership	Investment		Fair Value	Affiliation

Neuralstem	Biomedical company	7%	$65,714	(1)	$1,914,800	No
American Stem Cell	Biomedical company	8%	$0		$12,500	No
SuperOxide Health Sciences	Biomedical company	8%	$0		$0	No
Total Investments			$65,714		$1,927,300

(1) As of March 31, 2008, there were 1,000,000 Neuralstem shares held after the sale in this quarter of 273,814 shares. These remaining shares have been valued at a discounted price from the 3/31/08 market price due to the current thinly traded market for Neuralstem shares and all of these shares held at 3/31/08 have been recorded as a current asset. Regal also has ten year Neuralstem warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants, carried as an Investment along with the American Stem Cell holding. In 2007, all portfolio companies were also reported on a fair value basis.

See accompanying notes to the financial statements

REGAL ONE CORPORATION
STATEMENTS OF CHANGE IN NET ASSETS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2008	March 31, 2007
	UNAUDITED	UNAUDITED
OPERATIONS:

Net investment income (loss)	$80,435	$(90,277)
Net realized gain on portfolio securities	819,000	—
Net change in unrealized appreciation (depreciation) of portfolio securities	(1,728,215)	148,790

Net increase (decrease) in net assets resulting from operations	(828,780)	58,513

SHAREHOLDER ACTIVITY:

Declared dividend	—	(146)
	—	(146)

NET INCREASE (DECREASE) IN NET ASSETS	(828,780)	58,367

NET ASSETS:
Beginning of period	2,424,900	1,003,495

End of period	$1,596,120	$1,061,862

See accompanying notes to the financial statements

REGAL ONE CORPORATION
STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2008	2007
	UNAUDITED	UNAUDITED
Investment income	$—	$—
Operating expenses

Professional services	55,765	66,512
Other selling, general and administrative expenses	20,123	22,965
Total operating expenses	75,888	89,477
Net operating loss	(75,888)	(89,477)
Other income – gain on payable settlements	157,123	—
Net income (loss) before provision for income taxes	81,235	(89,477)
Income tax expenses	800	800
Net investment income (loss)	80,435	(90,277)
Net realized gain on portfolio companies	819,000	—
Net change in unrealized (depreciation) appreciation in portfolio companies	(1,728,215)	148,790

Net increase (decrease) in net assets resulting from operations	$(828,780)	$58,513
Weighted average number of common shares	3,633,067	4,633,067
Basic	$(0.228)	$0.013
Weighted average number of fully diluted shares	13,633,067	14,633,067
Diluted	$(0.228)	$0.004

See accompanying notes to the financial statements

REGAL ONE CORPORATION
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008 UNAUDITED	2007 UNAUDITED
Cash flows from operating activities:

Net increase (decrease) in net assets resulting from operations	$(828,780)	$58,513
Adjustments to reconcile net increase (decrease) in net assets resulting from operating activities:
Unrealized decrease (increase) in investments in portfolio companies	1,728,215	(148,790)
Realized gain on sale of marketable securities	(819,000)	—
Gain on settlement of liabilities	(157,123)

Changes in operating assets and liabilities:
Decrease in due to stockholders and officers	(110,000)	—
Increase (decrease) in accounts payable/accrued expenses	(311,317)	47,503
Net cash used in operating activities	(498,005)	(42,774)

Cash flows from investing activities:
Proceeds from sale of marketable securities	836,993	—
Net cash provided by investing activities	(836,993)	—

Cash Flows from financing activities:
Increase in margin loan	149,133	—
Sale of common stock	—	—
Increase (decrease) in stockholder loan	(512,797)	65,000
Net cash provided by (used in) financing activities	(363,664)	65,000

Net change in cash	(24,676)	22,226
Cash at beginning of period	64,262	42
Cash at end of period	$39,586	$22,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$87,203	$—
Cash paid for income taxes	$—	$800
Non-Monetary Transactions:
Dividend payable in 500,376 portfolio company shares	$—	$750,564

Total non-monetary transactions	$—	$750,564

See accompanying notes to the financial statements

REGAL ONE CORPORATION
STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Unit Operating Performance:

	UNAUDITED	UNAUDITED
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
NET ASSET VALUE, BEGINNING OF PERIOD	$0.667	$0.217

INCOME FROM INVESTMENT OPERATIONS:
Net investment gain (loss)	0.204	(0.019)
Net change in unrealized (depreciation) appreciation of portfolio companies	(0.475)	0.032

Total from investment operations	(0.271)	0.013
Net increase in net assets resulting from payable settlements	0.043	—
Net increase in net assets resulting from stock transactions	—	—

NET ASSET VALUE, END OF PERIOD	$0.439	$0.229

TOTAL NET ASSET VALUE RETURN	(34.2)%	105.8%

RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period	$1,596,120	$1,061,862
Ratios to average net assets:
Net expenses	4.8%	8.7%
Net investment gain (loss)	(57.0)%	5.7%
Portfolio turnover rate	—	—

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

In 2006, the Company began reporting as a BDC and the attached financial statements for the quarter ended March 31, 2008 have been formatted in conformity with the December 31, 2007 and 2006 financial statements, including the BDC supplemental schedules, for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the quarter ended March 31, 2008 and the year ended December 31, 2007 and its operating results, cash flows and changes in net assets for each of the quarter ended March 31, 2008 and the year ended December 31, 2007 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods.

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
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES –
(continued)

Net Increase (Decrease) in Net Assets from Operations per Share

Basic net increase (decrease) in net assets from operations per share is computed by dividing the net earnings (loss) amount adjusted for any cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase (decrease) in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options and from the assumed conversion of the Series B Convertible Preferred Stock. Diluted net increase (decrease) in net assets from operations per share is computed by dividing the net earnings (loss) amount adjusted for any cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For all periods presented that indicate a net decrease in net assets from operations, the above potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

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

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Certain Hybrid Financial Instruments

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

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 2 – CASH AND MARKETABLE SECURITIES

SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. Regal adopted this standard effective January 1, 2007 without any effect and this standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and may include instruments with maturities of three months or less at the time of purchase.

Marketable Securities

In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem’s transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see Note 7: “Investments”). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006. In late December 2006, the shares began trading on the OTC: BB under the ticker symbol NRLS.OB. On February 5, 2007, the Company distributed 500,473 Neuralstem shares to its shareholder of which 35,038 of these shares were returned to the Company’s ownership in connection with the settlement of the Eco Litigation. On August 27, 2007, Neuralstem shares began trading on the American Stock Exchange under the symbol CUR. As of March 31, 2008, Regal held 1,000,000 Neuralstem shares that have been valued at a discounted price from the March 31, 2008 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at March 31, 2008, all have been recorded as a current asset. These shares constitute working capital that is available to Regal as of March 31, 2008. Regal also has ten year warrants, which contains certain anti-dilution provisions, at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants, which are carried as a long term investment. On December 31, 2006, Regal had recorded a dividend payable balance in the Current Liabilities section of its Balance Sheet. This distribution initially consisted of 500,473 Neuralstem shares. The distribution was made in the first quarter of 2007 and resulted in an adjustment to the Current Liabilities balance.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of our 2008 fiscal year, with no cumulative effect of the change in accounting principle needing to be recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, "Employer's accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158).

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS - continued

FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We prospectively adopted FAS 158 on April 30, 2007. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year

Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 became effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

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

NOTE 4 – EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock. Since that date, there have been no other equity sales in the quarter ended March 31, 2008 and years ended December 31, 2007 and December 31, 2006. In May 2007, the Eco Litigation was settled by the parties (see Note 10: “Contingencies - Eco Litigation”). Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock. As a result, the Company’s outstanding common share balance as of the quarter ended March 31, 2008 and at December 31, 2007 are 3,633,067.

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter. An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in that quarter for the vested options. All the options are exercisable at the price of $0.50 per share, equal to or higher than the public share price on the dates of the grants and as of the quarter ended March 31, 2008 and December 31, 2007, and option lives ranged from 3 years to 10 years. During the quarter ended September 30, 2006, no additional options were granted but 50,000 options vested in conjunction with the effective date of the Neuralstem SB-2 registration, a contractual milestone, and an additional option expense of $16,861 was realized.

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 4 – EQUITY TRANSACTIONS- (continued)

In the quarter ended December 31, 2006, 50,000 options vested in conjunction with a contractual milestone and an additional option expense of $12,539 was realized. No additional options were granted or vested and no options were exercised during the quarter ended March 31, 2008 or in 2007 and 2006.

In connection with the secured loan received during the quarter ended September 30, 2006 and paid in the quarter ended December 31, 2006, warrants to purchase 75,000 shares of the Company’s stock were issued to the lender as a commitment fee. These warrants have been valued under the Black-Scholes Pricing Model and $26,171 was recognized in the year as prepaid expense that was fully amortized into expense on the payment date. The warrants are exercisable for a period of five years at the price of $0.60 per share, which was higher than the public share price on the date of the grant and as of the quarter ended March 31, 2008 and the year ended December 31, 2007. None of these warrants were exercised in the quarter ended March 31, 2008 or in the year ended December 31, 2007.

The stock options and warrants issued during 2006 were valued under the Black-Scholes Option-Pricing Model using the following assumptions within the ranges defined: market price of Regal stock at grant date; exercise price; one and three year terms; volatility ranging from 188% to 350%; no dividends assumed; and a discount rate - bond equivalent yield of 4.27%. As of December 31, 2006, 885,000 options, with 635,000 vested, and 75,000 vested warrants were outstanding. The possibility that the options may be exercised in the future represents potential dilution to existing shareholders. If all the outstanding options and warrants had been exercised as of December 31, 2006, the impact on the fully diluted Earnings per Share as reflected in the Statement of Operations for 2006 would be a reduction from $0.117 earnings per share to $0.110 earnings per share. If all the outstanding options and warrants had been exercised as of December 31, 2007, the impact on the fully diluted Earnings per Share as reflected in the Statement of Operations for 2007 would be a reduction from $0.095 earnings per share to $0.091 earnings per share. As of the quarter ended March 31, 2008, there would be no dilution impact since a net loss was realized.

In conjunction with the Neuralstem registration, the contingency delaying the Company’s previously declared dividend in Neuralstem shares was removed and Regal paid that dividend, amounting to 500,473 Neuralstem shares including rounding, on February 5, 2007. Of this amount, 35,038 shares were returned to Regal One as part of the O2 settlement. Since the record date for this dividend occurred earlier in 2006, Regal One had recorded a payable for this dividend in the quarter ended December 31, 2006 using the per share valuation reflected in the portfolio balance at that date and also recorded that valuation as a reduction in the equity section. As of the payment date, that valuation was adjusted to the then existing fair market value of the Neuralstem shares and the Neuralstem valuation in the Company’s portfolio balance was then reduced by that final dividend amount.

The authorized number of shares of preferred stock (Series A and B) is 550,000. The Company's Certificate of Incorporation allows for segregating this preferred stock into separate series. As of the quarter ended March 31, 2008 and at December 31, 2007, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock and there were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were outstanding.

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

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 4 – EQUITY TRANSACTIONS- (continued)

In connection with the acquisition of O2, Series B preferred as a class was restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to the now outstanding 100,000 shares. As of the quarter ended March 31, 2008 and at December 31, 2007, no dividends have been declared on the Series A or Series B convertible preferred stock.

As set forth in various previous financial reports and SEC filings, the Company was seeking a rescission of the O2 Technology acquisition. In May 2007, this litigation was settled by the parties (see Note 10: “Contingencies - Eco Litigation”). Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock.

The Company originally recorded the second quarter 2007 return of those Regal One shares in the equity section of the balance sheet at the original recorded value of $649,526. The Company has subsequently determined that the return of its own shares should be recorded at a zero value and this revision was reflected in the December 31, 2007 financials.

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

NOTE 6 – STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to offer incentives to its employees, directors, officers, consultants and advisors. On May 3, 1995, the Company filed a registration statement on Form S-8 adopting a 3,000,000 common share Plan. Under the plan, the Board of Directors was authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. In 2004 and earlier years, the Plan was extended by the Company’s shareholders. On March 4, 2005, the Company's shareholders approved another extension of time in which to exercise outstanding options to purchase shares of the Company’s common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result 1,147,140 unexercised options became null and void. During the year ended December 31, 2005, 252,308 options respectively were exercised and the Company realized $205,000 in working capital. As of September 30, 2005, holders had exercised options to purchase 1,852,860 shares of common stock. As of December 31, 2006 and December 31, 2007, all outstanding options granted under our stock option plan had either been exercised or expired. As of December 31, 2007 and March 31, 2008, there were no changes and there were 980,986 shares available for future grants.

NOTE 7 – INVESTMENTS

On March 7, 2005, Regal’s Board of Directors determined that it was in our shareholders best interest to change the focus of the company’s business to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940.

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 7 – INVESTMENTS - (continued)

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

Regal One acquired 3,000,000 shares of ASC’s common stock in exchange for the Company’s investment via a variety of considerations that would support ASC’s transition from a private development-stage company to a publicly traded operational entity. These considerations included the Company’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company’s network of advisors and other related resources. Regal One valued these shares in its balance sheet at the $34,087 of accrued legal fees that it had assumed. However, in 2006 the SB 2 registration was withdrawn and ASC undertook a restructuring of its various securities holders. In the quarter ended December 31, 2006, the Company wrote off its $34,087 investment in ASC. In December 2007, the Company sold 2,000,000 of the 3,000,000 common shares it holds back to American Stem Cell for $25,000. Accordingly, the remaining 1,000,000 shares have been valued at $12,500, the $0.0125 per share value implied in that transaction, as a long term investment in the quarter ended March 31, 2008 and at December 31, 2007.

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

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 7 – INVESTMENTS - (continued)

Of that amount, 35,038 shares were withheld from distribution pending the outcome of the Eco Litigation. On May 7, 2007, the Company reached a settlement in the Eco Litigation resulting in the release of the 35,038 Neuralstem shares to the Company.

As of the quarter ended March 31, 2008, the 1,000,000 Neuralstem shares held were classified as Marketable Securities in the Current Assets section of the Balance Sheet. As of December 31, 2007, the 1,273,814 balance of the Neuralstem shares are classified as Marketable Securities in the Current Assets section of the Balance Sheet. Regal One also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a nominal $50,000 value has been assigned to these warrants which are carried as a long term investment in the Balance Sheet. As of December 31, 2007, all Neuralstem shares held by the Company were reclassified from Investments in Non-Affiliated Portfolio Companies to Marketable Securities in the Current Assets section of the Balance Sheet. This reclassification was made because all shares then held were either included in Neuralstem’s original registration statement and therefore were free-trading or were unregistered but then had been held long enough to become free-trading under the provisions of Rule 144.

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company.

In 2005, all portfolio companies were reported on a cost basis. For 2006, 2007 and the quarter ended March 31, 2008, the Investment Committee of the Board of Directors early adopted the provisions of FAS 157 for valuation of the portfolio and bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of and the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

NOTE 8 – INCOME TAXES

At December 31, 2007 and 2006, the Company had a federal operating loss carry forward of $3,718,820 and $3,409,683, respectively. The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $1,264,399 and $1,159,292, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2007 and 2006. In the quarter ended March 31, 2008 the Company realized a net loss from operations of $828,780.

NOTE 9 –RELATED PARTY TRANSACTIONS

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

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS - (continued)

There were no new advances made after May 31, 2007, but a correction was recorded in the quarter ended September 30, 2007. It is not presently contemplated that the stockholder/officer will make additional periodic advances to the Company. Advances under the Note have been made to pay the Company’s litigation expenses and settlement, and for working capital. As a result of the increases in the outstanding loan balance, the number of Neuralstem shares subject to the security agreement was increased to 600,000 shares on June 25, 2007. The $650,794 loan balance and related accrued interest at 10% per annum of approximately $87,000 were not paid when they became due and payable on December 8, 2007 and they are now payable upon demand of the stockholder/officer. In February 2008, the stockholder/officer and the Company agreed to certain terms regarding this matter and in March 2008 a payment of $600,000 towards principal and interest was made, leaving a combined balance of principal and interest of $150,850 as of March 31, 2008.

The combined amounts due to stockholders and officers, as of March 31, 2008, are $157,600 and at December 31, 2007 were $993,961; both amounts include the above secured Note Payable and the related accrued interest. In the fourth quarter of 2007, annual compensation totaling $85,000 was accrued for two independent directors and for consulting services of a stockholder, and during the quarter ended March 31, 2008 this amount increased by $15,000. In March 2008, a payment of $100,000 for total accrued compensation was paid to the Company’s President who resigned effective March 31, 2008. The total due to stockholders and officers that represent advances and compensation which are non-interest bearing, unsecured and payable on demand was $6,750 at March 31, 2008. Relative to the settlement and payment of other payables and claims, the Board has resolved that the officers of Regal shall negotiate and settle the Company’s outstanding debts in exchange for mutual releases, for debts in excess of $5,000, of all past and present monies owed to any such creditors.

Through March 31, 2008, such settlements were reached with four service providers and three stockholders whereby payments totaling $266,000 were concurrently paid in full settlement of all amounts owed, along with release of other claims and obligations between the parties. The Company realized a gain on these settlements in the amount of $117,123 in the quarter ended March 31, 2008, of which $6,214 was realized from the shareholder settlements. Additionally, as of March 31, 2008, Regal wrote off an old contingent debt of $40,000 carried in the due to officers and directors account and payable solely at the discretion of the Board of Directors, and Regal recognized a $40,000 gain on this write off.

Funds used to make all of the payments described above were derived from the sale of some of the marketable securities held by the Company at December 31, 2007. During the periods ended March 31, 2008 and December 31, 2007, there have been no demands made on Regal One to make any payments on these open accounts.

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

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 10 – CONTINGENCIES

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

On May 10, 2007, the Company filed an 8-K to report that it and its officers and associated representatives and consultants had entered into a confidential, final and complete settlement on May 7 with O2 Technology, Inc., Ronald Hofer, Richard Allen Smith and Amber Le Bleu-Hofer, resolving their differences which were detailed in the Orange County Superior court case, Eco Air vs. Regal One et. al., and the various cross-complaints in that litigation. The parties determined that their business transaction failed to close through a mutual mistake of fact without fault by any party and, consequently, they never had any rights in each other. All parties are returned to their status as if the contemplated transaction never occurred and no party admits or accepts any liability for events transpiring in the interim as between and among the various persons and corporations involved. The parties acknowledge that they have no interest or claim to each other’s securities and that there are no debts or obligations between them. Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal common stock that was provided in exchange for all O2 Technology stock. The Company originally recorded the second quarter 2007 return of those Regal shares in the equity section of the balance sheet at the original recorded value of $649,526. The Company has subsequently determined that the return of its own shares should be recorded at a zero value and this revision is reflected in the December 31, 2007 financials.

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

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 10 – CONTINGENCIES – (continued)

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

Since the Company has historically incurred substantial debts in connection with its operations, the Company has entered into negotiations and settlements of most of its outstanding debts (see Note 12: “Subsequent Events”). In this regard, contingent liability for $25,000 was included in the December 31, 2007 financial statements as an expense and payable relative to such matters. This amount was disbursed in full settlement in the quarter ended March 31, 2008.

NOTE 11 – DISCLOSURES WITH REGARD TO CERTAIN OFFICERS AND DIRECTORS

Effective March 31, 2008, Richard Hull resigned as the Company’s President.

As of February 5, 2008, the Company’s Board of Directors ratified a Unanimous Written Consent concerning the negotiation and settlement of its outstanding debts and the recognition and settlement of certain other compensation, services and reimbursable expense matters, as follows:

The $650,794 loan balance and related accrued interest of approximately $87,000 due to an officer/shareholder as of December 31, 2007 were not paid when they became due and payable on

December 8, 2007. In the quarter ended March 31, 2008, the Company made a payment of $600,000 toward that principal and interest, leaving a combined balance of $150,850 still due as of March 31, 2008.

That officer/shareholder and Regal’s Board have agreed that:
1) The Note is now due and payable on demand,
2) interest will continue to accrue at the 10% per annum rate after December 8, 2007,
3) the officer/shareholder has requested that Regal pay the principal and interest of the Note at the Company’s earliest convenience,
4) the Board has determined that the amounts of principal and interest are true, accurate and owing, and
5) the Board has Resolved that the principal and interest be paid upon Regal obtaining sufficient capital from the sale of Regal’s investment portfolio and/or from loans made to Regal that are collateralized by such portfolio.
6) Pursuant to point immediately above, on March 7, 2008, Regal made a partial payment to this officer/shareholder in the amount of $600,000. In connection with that payment and for working capital needs, Regal borrowed $250,000 from its stock broker, collateralized by marketable securities held in the Company’s account at that broker. The March 31, 2008 balance owing on that account was $149,133.

Relative to the compensation of Regal’s two independent directors for services rendered in 2007, the Board has resolved that they each shall be paid 10,000 shares of Neuralstem stock, the total of which has been valued at $60,000 and has been included in the December 31, 2007 financial statements as an expense and payable. As of March 31, 2008, the parties were discussing an alternative possibility that the payment be made in cash in lieu of the Neuralstem shares.

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT
(UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

Relative to the ongoing settlement and payment of other payables and claims, as resolved by the Board directing the officers of Regal to negotiate and settle the Company’s outstanding debts in exchange for mutual releases, for debts in excess of $5,000, on April 4, 2008, Regal settled a $6,750 debt with a former director for the amount of $3,500, realizing a $3,250 gain on that settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

In this report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as“believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue” and other similar expressions. When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including but not limited to:

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

Portfolio Investments

During the three months ended March 31, 2008, we did not add any companies to our portfolio. Our portfolio is as follows:

Name of Company	Investment	Value of Investment as of Mar. 31, 2008

Neuralstem, Inc. (OTCBB: NRLS)	Common Stock and Warrants	$1,914,800
American Stem Cell (“ASC”)	Common Stock	$12,500
SuperOxide Health Sciences, Inc. (“SOHS”)	Common Stock	$0

Neuralstem, Inc.

Neuralstem, Inc. (“Neuralstem”) is a life sciences company focused on the development and commercialization of treatments based on transplanting human neural stem cells. At present Neuralstem is pre-revenue and has not yet undertaken any clinical trials with regard to their technology.

Neuralstem has developed and maintains a portfolio of patents and patent applications that form the proprietary base for their research and development efforts in the area of neural stem cell research. Neuralstem, Inc. has ownership or exclusive licensing of four issued patents and 13 patent pending applications in the field of regenerative medicine and related technologies.

The field in which Neuralstem focuses is young and emerging. There can be no assurances that their intellectual property portfolio will ultimately produce viable commercialized products and processes. Even if they are able to produce a commercially viable product, there are strong competitors in this field and their product may not be able to successfully compete against them.

As of March 31, 2008 we hold 1,000,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 of common stock at a price of $5.00 per share.

American Stem Cell

American Stem Cell (“ASC”) is a private development stage company with plans to acquire stem cell companies and technologies. In January of 2006, we were notified that ASC’s expected acquisition of its initial stem cell company had failed. We understand that ASC is still searching for a business to acquire, but has limited resources and no firm plans.

As of March 31, 2008, we hold 1,000,000 shares of ASC common stock. For purpose of portfolio valuation, our investment committee has valued the investment at $12,500.

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

Employees

We have one part-time employee. We expect to use consultants, attorneys, and accountants as necessary and we do not anticipate a need to engage any additional full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

Code of Ethics: The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. The Company’s Code of Ethics is posted on our website at www.regal1.com .

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

Financial Condition Overview

The Company's total assets were $1,966,886 and its net assets were $1,596,120 at March 31, 2008, compared to $2,164,778 and $1,061,862, respectively, for the comparable period in 2007. The Company's total assets were $3,737,770 and its net assets were $2,424,900 for the year ending December 31, 2007.

The changes in total assets during the three months ended March 31, 2008 were primarily attributable to a decrease in marketable securities of $1,746,208 and the payment of $1,311,669 in liabilities which exceeded the $836,993 realized from sale of investments and $450,000 margin loan proceeds. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the three months ended March 31, 2008 were totally attributable to the net operating loss in the quarter, which approximated the changes in investment value arising from an $819,000 realized gain on sale of investments and the $1,728,215 unrealized loss on the portfolio valuation.

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

Result of Operations for the three month period ending March 31, 2008 and 2007.

Investment Income

For the three months ended March 31, 2008 Investment Income consisted of a Realized Gain of $819,000 compared to $0 for the comparable period in 2007.

Operating Expenses

For the three months ended March 31, 2008, operating expenses were $75,888 compared to $89,477 for the comparable period of 2007. The decrease for the three month period ending March 31, 2008 compared to the comparable period of 2007 is primarily attributed to decreased Professional Fees ($10,747) and Administrative Expenses ($2,842).

Net Investment Income/Loss

For the three months ending March 31, 2008, net investment gain was $80,435 compared to a loss of $90,277 for the comparable period ended March 31, 2007. The increased gain of $170,712 in the three month period ending March 31, 2008 as compared to the comparable period ended March 31, 2007 is attributable to the factors discussed above and a $157,123 gain on settlements of various payables.

Liquidity and Capital Resources

At March 31, 2008, we had approximately $1,904,386 in liquid and semi liquid assets consisting of: (i) $39,586 in cash; and (ii) $1,864,800 in saleable marketable securities.

For the three month period ended March 31, 2008, we primarily satisfied our working capital needs from: (i) cash on hand at the beginning of the period; (ii) the sale of marketable securities in the gross amount of $836,993, and (iii) borrowing a net amount of $149,133 from a new margin account loan. Working capital expenditures included: i) a decrease in a note payable and interest due to one of our officers in the amount of $600,000, (ii) payment of accounts payable/accrued expenses of $263,532 and iii) payments due to other stockholders of $140,000. As of March 31, 2007 the Company had a Net Asset Value of $1,596,120. Relative to the margin account, the Company established the account with a broker/dealer that as of March 31, 2008 held 850,000 shares of Regal’s Neuralstem stock. These shares serve as collateral for any margin loans made to Regal. During the quarter ended March 31, 2008, Regal received loans in the amount of $450,000 under this margin account, and repaid $300,000 of that amount, with neither amount reflecting small interest amounts..

As of March 31, 2008, the aggregate outstanding balance of principal and interest under the officer loan is $150,850. Such loan is a demand loan and secured by a pledge of 600,000 shares of Neuralstem (“Collateral Shares”) currently owned by the Company. In the event the note holder made a demand for repayment, the Company’s working capital would be insufficient for such repayment. In such event, the Company would be required to either: (i) sell shares of Neuralstem which it currently owns; or (ii) default on the obligation whereby the note holder would have the right to receive the Collateral Shares in order to satisfy the outstanding balance.

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

The Company’s equity investments may lose all or part of their value, causing the Company to lose all or part of its investment in those companies :

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

Because many of the Company’s portfolio securities will be recorded at values as determined in good faith by the Board of Directors, the prices at which the Company is able to dispose of these holdings may differ from their respective recorded values :

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

Holding securities of privately held companies may be riskier than holding securities of publicly traded companies due to the lack of available public information :

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

The following exhibits are included as part of this Annual Report on form 10-Q. References to "the Company" in this Exhibit List mean Regal One Corporation, a Florida corporation.

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

Regal One Corporation

Dated: May 15, 2008	By:	/S/ Malcolm Currie
Malcolm Currie
Chief Executive Officer & Principal accounting officer