Form 10QSB
period 2008-06-30
REGAL ONE CORP
filed 2008-08-20
CIK 845385

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

or

[]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 814-00710

REGAL ONE CORPORATION

(Name of small business issuer in its charter)

Florida	95-4158065
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

11300 West Olympic Blvd, Suite 800, Los Angeles, CA	90064
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (310) 312-6888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [] Accelerated filer [] Non-accelerated filer [] Smaller reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [] No x

Indicate the number of shares outstanding of each of the Registrant’s classes of stock as of the latest practicable date:

As of August 18, 2008 there were: (i) 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements listed in the table below have been prepared in accordance with the requirements of Regulation S-X .

REGAL ONE CORPORATION

BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	UNAUDITED	AUDITED
Current assets
Cash	$ 47,871	$ 64,262
Marketable securities - saleable	892,231	3,611,008
Total current assets	940,102	3,675,270
Investments
Investments in non-affiliated portfolio companies	954,731	3,673,508
Less: marketable securities portion	(892,231)	(3,611,008)
Total investments, net	62,500	62,500
TOTAL ASSETS	$ 1,002,602	$ 3,737,770

LIABILITIES & NET ASSETS
Current liabilities
Due to stockholders and officers	--	195,964
Accounts payable and accrued liabilities	2,549	466,112
Margin account loan	129	--
Note payable – officer/principal shareholder	153,371	650,794
Total current liabilities	156,049	1,312,870
Net Assets
Preferred stock, no par value
Series A - Authorized 50,000 shares; 0 issued and outstanding in 2008	--	--
Series B - Authorized 500,000 shares; 100,000 issued and outstanding in 2008	500	500
Common stock, no par value:
Authorized 50,000,000 shares; issued and outstanding 3,633,067 as of June 30, 2008 and 3,633,067 as of December 31, 2007	8,184,567	8,184,567
Additional paid in capital	192,126	192,126
Accumulated deficit	(7,530,640)	(5,952,293)
Total net assets	846,553	2,424,900
TOTAL LIABILITIES & NET ASSETS	$ 1,002,602	$ 3,737,770
Net asset value per outstanding common share	$ 0.233	$ 0.667

F-2
See accompanying notes to the financial statements

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

June 30, 2008

UNAUDITED

Equity Investments:
	Description	Percent	Carrying Cost
Company	of Business	Ownership	Investment		Fair Value	Affiliation

Neuralstem	Biomedical company	3%	$ 36,184	(1)	$ 942,231	No
American Stem Cell	Biomedical company	3%	$ --	(2)	$ 12,500	No
Total Investments			$ 36,184		$ 954,731

(1) As of June 30, 2008, there were 843,000 Neuralstem shares held after the sale in this quarter and first quarter of 430,814 shares. These remaining shares have been valued at a discounted price from the 06/30/08 market price due to the current thinly traded market for Neuralstem shares and all of these shares held at 06/30/08 have been recorded as a current asset.   Regal also has ten year Neuralstem warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants, carried as an Investment along with the American Stem Cell holding.  In 2007, all portfolio companies were also reported on a fair value basis.

(2) Refer to Note 7 Investments.

See accompanying notes to the financial statements

REGAL ONE CORPORATION

STATEMENTS OF CHANGE IN NET ASSETS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2008	June 30, 2007
	UNAUDITED	UNAUDITED
OPERATIONS:
Net investment income (loss) from operations	$ 80,145	$ (193,371)
Net realized gain on portfolio securities	1,064,768	(40,176)
Net change in unrealized appreciation (depreciation) of portfolio securities	(2,705,128)	(194,510)
Interest income	30	--
Interest (expense)	(18,162)	--
Net increase (decrease) in net assets resulting from operations	(1,578,347)	(428,057)

SHAREHOLDER ACTIVITY:

Declared dividend	--	96,616

NET INCREASE (DECREASE) IN NET ASSETS	(1,578,347)	(331,441)

NET ASSETS:
Beginning of period	2,424,900	1,003,495

End of period	846,553	672,054

Average net assets	1,635,727	837,775

Ratios to average net assets:
Net expenses	99,428	203,371
Net investment gain (loss)	(1,578,347)	(428,057)
Per share ratio expenses	6.1%	24.3%
Per share ratio Net investment loss	(96.5%)	(51.1%)

See accompanying notes to the financial statements

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30
	2008	2007	2008	2007
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Investment income	$ --	$ --	$ --	$ --
Operating expenses
Professional services	26,647	36,217	82,412	102,729
Litigation Settlement	--	45,000	--	45,000
Other selling, general and administrative expenses	10,879	32,677	17,016	55,642
Total operating expenses	37,526	113,894	99,428	203,371
Net operating loss	(37,526)	(113,894)	(99,428)	(203,371)
Other income – gain on payable settlements	23,250	10,000	180,373	10,000
Net income (loss) before provision for income taxes	(14,276)	(103,894)	80,945	(193,371)
Income tax expenses	--	800	(800)	--
Net investment income (loss)	(14,276)	(103,094)	80,145	(193,371)
Net realized gain on portfolio companies	245,768	--	1,064,768	(40,176)
Net change in unrealized (depreciation) appreciation in portfolio companies	(976,913)	(343,300)	(2,705,128)	(194,510)
Interest (expense)	(4,175)	--	(18,162)	--
Interest income	30	--	30	--
Net increase (decrease) in net assets resulting from operations	$ (749,566)	$ (446,394)	$ (1,578,347)	$ (428,057)
Weighted average number of common shares	3,633,067	3,633,067	3,633,067	3,633,067
Basic EPS	$ (0.206)	$ (0.0123)	$ (0.434)	$ (0.0118)
Weighted average number of fully diluted shares	13,633,067	13,633,067	13,633,067	13,633,067
Diluted EPS	$ (0.055)	$ (0.033)	$ (0.116)	$ (0.031)

See accompanying notes to the financial statements

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008 UNAUDITED	2007 UNAUDITED
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$ (1,578,347)	$ (428,057)
Adjustments to reconcile net increase (decrease) in net assets resulting from operating activities:
Unrealized decrease (increase) in investments in portfolio companies	2,705,128	256,511
Realized gain on sale of marketable securities	(1,064,768)	40,176
Gain on settlement of liabilities	(180,373)	(10,000)
Changes in operating assets and liabilities:
Decrease in due to stockholders and officers	(113,500)	--
Increase (decrease) in accounts payable/accrued expenses	(357,344)	(10,204)
(Decrease) in Contingent Litigation Fees	--	(250,000)
Net cash used in operating activities	(589,204)	(401,574)

Cash flows from investing activities:
Proceeds from sale of marketable securities	1,085,481	--
Net cash provided by investing activities	1,085,481	--

Cash Flows from financing activities:
Increase in margin loan	129	--
Increase (decrease) in stockholder loan	(512,797)	413,509
Net cash provided by (used in) financing activities	(512,668)	413,509

Net change in cash	(16,391)	11,935
Cash at beginning of period	64,262	42
Cash at end of period	$ 47,871	$ 11,977

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 87,203	--
Cash paid for income taxes	--	$ 800
Non-Monetary Transactions:
Dividend payable in 465,430 portfolio company shares		653,948
Total non-monetary transactions	$ 87,203	$ 654,748
See accompanying notes to the financial statements

REGAL ONE CORPORATION

STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Unit Operating Performance:

	UNAUDITED	UNAUDITED
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
NET ASSET VALUE, BEGINNING OF PERIOD	$0.667	$0.276
INCOME FROM INVESTMENT OPERATIONS:
Net investment gain (loss)	0.017	(0.053)
Net change in unrealized (depreciation) appreciation of portfolio companies	(0.751)	(0.054)
Net realized gain on portfolio securities	0.300	(0.011)
Total from investment operations	(0.434)	(0.118)

SHAREHOLDER ACTIVITY
Declared dividend		.027
NET ASSET VALUE, END OF PERIOD	$0.233	$0.185
TOTAL NET ASSET VALUE RETURN	(34.2)%	105.8%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$846,553	$672,054
Ratios to average net assets:
Net expenses	6.0%	24.3%
Net investment gain (loss)	(96.5)%	(51.1)%
Portfolio turnover rate	0.58	===
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

In 2006, the Company began reporting as a BDC and the attached financial statements for the quarter ended June 30, 2008 have been formatted in conformity with the December 31, 2007 and 2006 financial statements, including the BDC supplemental schedules, for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the quarter ended June 30, 2008 and the year ended December 31, 2007 and its operating results, cash flows and changes in net assets for each of the quarter ended June 30, 2008 and the year ended December 31, 2007 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S−X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods.

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

Marketable Securities

In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem’s common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem’s transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see Note 7: “Investments”). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006. In late December 2006, the shares began trading on the OTC: BB under the ticker symbol NRLS.OB. On February 5, 2007, the Company distributed 500,473 Neuralstem shares to its shareholder of which 35,038 of these shares were returned to the Company’s ownership in connection with the settlement of the Eco Litigation. On August 27, 2007, Neuralstem shares began trading on the American Stock Exchange under the symbol CUR. As of June 30, 2008, Regal held 843,000 Neuralstem shares valued at a discounted price from the June 30, 2008 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at June 30, 2008, all have been recorded as a current asset. These shares constitute working capital available to Regal as of June 30, 2008. Regal also has ten year warrants, which contains certain anti-dilution provisions, at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants, which are carried as a long term investment. On December 31, 2006, Regal had recorded a dividend payable balance in the Current Liabilities section of its Balance Sheet. This distribution initially consisted of 500,473 Neuralstem shares. The distribution was made in the first quarter of 2007 and resulted in an adjustment to the Current Liabilities balance.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year.

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

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

NOTE 4 – EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock. Since that date, there have been no other equity sales in the six months ended June 30, 2008 and years ended December 31, 2007 and December 31, 2006. In May 2007, the Eco Litigation was settled by the parties (see Note 10: “Contingencies - Eco Litigation”).  Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock. As a result, the Company’s outstanding common share balance as of the quarter ended June 30, 2008 and at December 31, 2007 are 3,633,067.

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter. An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in that quarter for the vested options. All the options are exercisable at the price of $0.50 per share, equal to or higher than the public share price on the dates of the grants and as of the quarter ended June 30, 2008 and December 31, 2007, and option lives ranged from 3 years to 10 years. During the quarter ended September 30, 2006, no additional options were granted but 50,000 options vested in conjunction with the effective date of the Neuralstem SB-2 registration, a contractual milestone, and an additional option expense of $16,861 was realized.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENT

(UNAUDITED)

NOTE 4 – EQUITY TRANSACTIONS- (continued)

In the quarter ended December 31, 2006, 50,000 options vested in conjunction with a contractual milestone and an additional option expense of $12,539 was realized. No additional options were granted or vested and no options were exercised during the six months ended June 30, 2008 or in 2007 and 2006.

In connection with the secured loan received during the quarter ended September 30, 2006 and paid in the quarter ended December 31, 2006, warrants to purchase 75,000 shares of the Company’s stock were issued to the lender as a commitment fee. These warrants have been valued under the Black-Scholes Pricing Model and $26,171 was recognized in the year as prepaid expense that was fully amortized into expense on the payment date. The warrants are exercisable for a period of five years at the price of $0.60 per share, which was higher than the public share price on the date of the grant and as of the quarter ended March 31, 2008 and the year ended December 31, 2007. None of these warrants were exercised in the six months ended June 30, 2008 or in the year ended December 31, 2007.

The stock options and warrants issued during 2006 were valued under the Black-Scholes Option-Pricing Model using the following assumptions within the ranges defined: market price of Regal stock at grant date; exercise price; one and three year terms; volatility ranging from 188% to 350%; no dividends assumed; and a discount rate - bond equivalent yield of 4.27%. As of December 31, 2006, 885,000 options, with 635,000 vested, and 75,000 vested warrants were outstanding. The possibility that the options may be exercised in the future represents potential dilution to existing shareholders. If all the outstanding options and warrants had been exercised as of December 31, 2006, the impact on the fully diluted Earnings per Share as reflected in the Statement of Operations for 2006 would be a reduction from $0.117 earnings per share to $0.110 earnings per share. If all the outstanding options and warrants had been exercised as of December 31, 2007, the impact on the fully diluted Earnings per Share as reflected in the Statement of Operations for 2007 would be a reduction from $0.095 earnings per share to $0.091 earnings per share. As of the six months ended June 30, 2008, there would be no dilution impact since a net loss was realized.

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

The authorized number of shares of preferred stock (Series A and B) is 550,000. The Company's Certificate of Incorporation allows for segregating this preferred stock into separate series. As of the quarter ended June 30, 2008 and at December 31, 2007, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock and there were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class shareholders’ voted by a large majority to void the dividend preference. At the option of the holder of Series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2, Series B preferred as a class was restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to the now outstanding 100,000 shares. As of the six months ended June 30, 2008 and the year ended December 31, 2007, no dividends have been declared on the Series A or Series B convertible preferred stock.

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

NOTE 6 – STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to offer incentives to its employees, directors, officers, consultants and advisors. On May 3, 1995, the Company filed a registration statement on Form S-8 adopting a 3,000,000 common share Plan. Under the plan, the Board of Directors was authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. In 2004 and earlier years, the Plan was extended by the Company’s shareholders. On March 4, 2005, the Company's shareholders approved another extension of time in which to exercise outstanding options to purchase shares of the Company’s common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result 1,147,140 unexercised options became null and void. During the year ended December 31, 2005, 252,308 options respectively were exercised and the Company realized $205,000 in working capital. As of September 30, 2005, holders had exercised options to purchase 1,852,860 shares of common stock. As of December 31, 2006 and December 31, 2007, all outstanding options granted under our stock option plan had either been exercised or expired. As of December 31, 2007 and June 30, 2008, there were no changes and there were 980,986 shares available for future grants.

NOTE 7 – INVESTMENTS

On March 7, 2005, Regal’s Board of Directors determined it was in our shareholders best interest to change the focus of the company’s business to providing financial services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940.

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

Regal One acquired 3,000,000 shares of ASC’s common stock in exchange for the Company’s investment via a variety of considerations that would support ASC’s transition from a private development-stage company to a publicly traded operational entity. These considerations included the Company’s assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company’s network of advisors and other related resources. Regal One valued these shares in its balance sheet at the $34,087 of accrued legal fees that it had assumed. However, in 2006 the SB 2 registration was withdrawn and ASC undertook a restructuring of its various securities holders. In the quarter ended December 31, 2006, the Company wrote off its $34,087 investment in ASC. In December 2007, the Company sold 2,000,000 of the 3,000,000 common shares it holds back to American Stem Cell for $25,000. Accordingly, the remaining 1,000,000 shares have been valued at $12,500, the $0.0125 per share value implied in that transaction, as a long term investment in the quarter ended June 30, 2008 and at December 31, 2007.

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

As of the quarter ended June 30, 2008, the 843,000 Neuralstem shares held were classified as Marketable Securities in the Current Assets section of the Balance Sheet. As of December 31, 2007, the 1,273,814 balance of the Neuralstem shares are classified as Marketable Securities in the Current Assets section of the Balance Sheet. Regal One also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a nominal $50,000 value has been assigned to these warrants which are carried as a long term investment in the Balance Sheet. As of December 31, 2007, all Neuralstem shares held by the Company were reclassified from Investments in Non-Affiliated Portfolio Companies to Marketable Securities in the Current Assets section of the Balance Sheet. This reclassification was made because all shares then held were either included in Neuralstem’s original registration statement and therefore were free-trading or were unregistered but then had been held long enough to become free-trading under the provisions of Rule 144.

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company.

In 2005, all portfolio companies were reported on a cost basis. For 2006, 2007 and the six months ended June 30, 2008, the Investment Committee of the Board of Directors early adopted the provisions of FAS 157 for valuation of the portfolio and bases its determination on, among other things, applicable quantitative and qualitative factors.  These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of and the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENT

(UNAUDITED)

NOTE 8 – INCOME TAXES

At December 31, 2007 and 2006, the Company had a federal operating loss carry forward of $3,718,820 and $3,409,683, respectively. The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $1,264,399 and $1,159,292, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2007 and 2006. For the six months ended June 30, 2008 the Company realized a net loss from operations of $1,578,347.

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

There were no new advances made by the stockholder /officer after May 31, 2007, but a correction was recorded in the quarter ended September 30, 2007. It is not presently contemplated that the stockholder/officer will make additional periodic advances to the Company. Advances under the Note have been made to pay the Company’s litigation expenses and settlement, and for working capital. As a result of the increases in the outstanding loan balance, the number of Neuralstem shares subject to the security agreement was increased to 600,000 shares on June 25, 2007. The $650,794 loan balance and related accrued interest at 10% per annum of approximately $87,000 were not paid when they became due and payable on December 8, 2007 and they are now payable upon demand of the stockholder/officer. In February 2008, the stockholder/officer and the Company agreed to certain terms regarding this matter and in March 2008 a payment of $600,000 towards principal and interest was made, leaving a combined balance of principal and interest of $150,850 as of March 31, 2008. During the quarter ended June 30, 2008 additional interest of $2,521was accrued on the note. This note was fully settled in July 2008 for $153,371.

The combined amounts due to stockholders and officers and note payable to officer, as of June 30, 2008, are $153,371 and at December 31, 2007 were $993,961. Both amounts include the above secured Note Payable and the related accrued interest. In the fourth quarter of 2007, annual compensation totaling $85,000 was accrued for two independent directors and for consulting services of a stockholder, and during the quarter ended March 31, 2008 this amount increased by  $15,000.  In March 2008, a payment of $100,000 for total accrued compensation was paid to the Company’s President who resigned effective March 31, 2008. The total due to stockholders and officers that represent advances and compensation which are non-interest bearing, unsecured and payable on demand was $0 at June 30, 2008. Relative to the settlement and payment of other payables and claims, the Board has resolved that the officers of Regal shall negotiate and settle the Company’s outstanding debts in exchange for mutual releases, for debts in excess of $5,000, of all past and present monies owed to any such creditors.

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

During the quarter ended June 30, 2008 a settlement was reached with a shareholder due $6,750 resulting in a $3,250 gain recorded. Additionally a $60,000 reduction in Accrued expense Liability for Director fees was achieved by cash settlement payments totaling $40,000, resulting in a gain on settlement expense of $20,000. Funds used to make all of the payments described above were derived from the sale of some of the marketable securities held by the Company at December 31, 2007.

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

NOTE 11 – DISCLOSURES WITH REGARD TO CERTAIN OFFICERS AND DIRECTORS

Effective June 16, 2008, the Board of Directors of the Company agreed to accept the resignation of Malcolm Currie from his position as the Company’s Chief Executive officer, Chief Financial Officer and Chairman of the Board of Directors. Mr. Currie will, however, remain a director of the Company. The Board also appointed Charles J. Newman to a vacant seat on the Board of Directors and appointed Mr. Newman as the Company’s new Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.

Effective March 31, 2008, Richard Hull resigned as the Company’s President.

As of February 5, 2008, the Company’s Board of Directors ratified a Unanimous Written Consent concerning the negotiation and settlement of its outstanding debts and the recognition and settlement of certain other compensation, services and reimbursable expense matters, as follows:

The $650,794 loan balance and related accrued interest of approximately $87,000 due to an officer/shareholder as of December 31, 2007 were not paid when they became due and payable on December 8, 2007.  In the quarter ended March 31, 2008, the Company made a payment of $600,000 toward that principal and interest and an additional $2,521 in interest was accrued in the second quarter ended June 30, 2008 in leaving a combined balance of $155,371 still due as of June 30, 2008.

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

6) Pursuant to point immediately above, on March 7, 2008, Regal made a partial payment to this officer/shareholder in the amount of $600,000. In connection with that payment and for working capital needs, Regal borrowed $250,000 from its stock broker, collateralized by marketable securities held in the Company’s account at that broker.  The June 30, 2008 balance owing on that account was $153,371. See Note 12 – Subsequent Events, for the resolution of this debt.

Relative to the compensation of Regal’s two independent directors for services rendered in 2007, the Board has resolved that they each shall be paid 10,000 shares of Neuralstem stock, the total of which has been valued at $60,000 and has been included in the December 31, 2007 financial statements as an expense and payable.  These debts were settled in May by cash payments of $20,000 for each Director. The difference of $20,000 was booked as a settlement gain during the quarter ended June 30, 20008.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENT

(UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

Relative to the ongoing settlement and payment of other payables and claims, as resolved by the Board directing the officers of Regal to negotiate and settle the Company’s outstanding debts in exchange for mutual releases, for debts in excess of $5,000. The Company settled the outstanding loan payable and accrued interest to a officer/shareholder in the amount due of $153,371 by transferring 100,000 shares of Neuralstem common stock in Regal’s portfolio to the account of the officer on July 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

In this report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”  and other similar expressions. When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including but not limited to:

·	The type and character of our future investments

·	Future sources of revenue and/or income

·	Increases in operating expenses

·	Future trends with regard to net investment losses

·	How long cash on hand can sustain our operations as well as other statements regarding our future operations, financial condition and prospects and business strategies.

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

We were initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our Board of Directors determined it was in our shareholders best interest to change the focus of the company’s operation to providing financial services through our network of advisors and professionals. Typically these services are provided to early stage biomedical companies who can benefit from our managerial skills, network of professions and other partners.

Our clients’ are usually in the early stage of development, typically have limited resources and compensate us for our services in capital stock. Accordingly, although our primary business is to provide consulting services and not to be engaged, directly or through wholly-owned subsidiaries, in the business of investing, reinvesting, owning, holding or trading in securities, we may nonetheless be considered an investment company as defined in the Investment Company Act of 1940 (1940 Act). In order to lessen the regulatory restrictions associated with the requirements of the 1940 Act, on June 16, 2005 we elected to be treated as a Business Development Company (BDC) in accordance with sections 55 through 65 of the 1940 Act.

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

Strategy

We intend to focus our efforts on assisting private biomedical companies with distinctive IP and well-defined, near-term applications that address significant and quantifiable markets and that can benefit from our network of business professionals. Our Investment Committee has adopted a charter wherein these criteria will be weighed against other criteria including:

·	Strategic fit,

·	Management ability, and

·	Incremental value that we can bring to the potential client

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

Portfolio Investments

During the six months ended June 30, 2008, we did not add any companies to our portfolio. Our portfolio is as follows:

Name of Company	Investment	Value of Investments as of June 30, 2008
Neuralstem, Inc. (OTCBB: NRLS)	Common Stock and Warrants	$942,231
American Stem Cell (“ASC”)	Common Stock	$12,500
SuperOxide Health Sciences, Inc. (“SOHS”)	Common Stock	$ --

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

The field in which Neuralstem focuses on is young and emerging. There can be no assurances that their intellectual property portfolio will ultimately produce viable commercialized products and processes. Even if they are able to produce a commercially viable product, there are strong competitors in this field and their product may not be able to successfully compete against them.

As of June 30, 2008, we hold 843,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 of common stock at a price of $5.00 per share.

American Stem Cell

American Stem Cell (“ASC”) is a private development stage company with plans to acquire stem cell companies and technologies. In January of 2006, we were notified that ASC’s expected acquisition of its initial stem cell company had failed. We understand that ASC is still searching for a business to acquire, but has limited resources and no firm plans.

As of June 30, 2008, we hold 1,000,000 shares of ASC common stock. For purpose of portfolio valuation, our investment committee has valued the investment at $12,500.

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

Employees

We have one part-time employee. We expect to use independent consultants, attorneys, and accountants as necessary and we do not anticipate a need to engage any additional full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

·	Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;
·	Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

·

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

·	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

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

Financial Condition Overview

The Company's total assets were $1,002,602 and its net assets were $846,553 at June 30, 2008, compared to $1,805,773 and $672,054, respectively, for the comparable period in 2007.  The Company's total assets were $3,737,770 and its net assets were $2,424,900 for the year ending December 31, 2007.

The changes in total assets during the six months ended June 30, 2008 were primarily attributable to a decrease in unrealized appreciation in marketable securities of $2,705,128 offset by a realized gain of 1,064,768 and a gain of 80,145 on investment operations. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the six months ended June 30, 2008 were attributable to the net operating gain from operations for the period of $80,145,  the changes in investment value arising from an $1,064,768 realized gain on sale of investments and the $2,705,128 unrealized loss on the portfolio valuation, interest expense of $18,162 and $30 interest income.

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

Result of Operations for the sic month period ending June 30, 2008 vs 2007.

Investment Income

For the six months ended June 30, 2008 Investment Income consisted of a Net Realized Gain on the sale of portfolio securities of $1,064,768 compared to a loss of $(40,176) for the comparable period in 2007.

Operating Expenses

For the six months ended June 30, 2008, operating expenses were $99,428 compared to $203,371 for the comparable period of 2007. The decrease for the six month period ending June 30, 2008 compared to the comparable period of 2007 is primarily attributed to no Litigation Settlement expense ($45,000) and decreased Professional Fees ($20,317) and Administrative Expenses ($38,627).

Net Investment Income/Loss

For the six months ending June 30, 2008, net investment income after taxes was $80,145 compared to a loss of $193,371 for the comparable period ended June 30, 2007. The increased gain of $273,516 in the six month period ending June 30, 2008 as compared to the comparable period ended June 30, 2007 was attributable to the factors discussed above and a $180,373 gain on settlements of various payables.

Liquidity and Capital Resources

At June 30, 2008, we had approximately $940,102 in liquid and semi liquid assets consisting of: (i) $47,871 in cash; and (ii) $892,321 in saleable marketable securities.

For the six month period ended June 30, 2008, we primarily satisfied our working capital needs from: (i) cash on hand at the beginning of the period, (ii) the sale of marketable securities in the gross amount of $1,085,096, (iii)   loans from officers in the amount of $135,628 and (iv) borrowing from our brokerage margin account loan.  Working capital expenditures included: i) a decrease in a note payable and interest due to one of our officers in the amount of $600,000, (ii) payment of accounts payable/accrued expenses of $357,344 and iii) net payments due to other stockholders of $113,500.   As of June 30, 2007 the Company had a Net Asset Value of $1,596,120. The Company established a collateralized margin loan account with a broker/dealer that as of June 30, 2008 held 700,000 shares of Regal’s Neuralstem stock.  During the six months ended June 30, 2008, Regal received loans in the amount of $450,000 under this margin account, and repaid $450,000 of that amount, with neither amount reflecting small interest amounts.

As of June 30, 2008, the aggregate outstanding balance of principal and interest under the officer loan is $153,371.  Such loan is a demand loan and secured by a pledge of 600,000 shares of Neuralstem (“Collateral Shares”) currently owned by the Company. In the event the note holder made a demand for repayment, the Company’s working capital would be insufficient for such repayment. In such event, the Company would be required to either: (i) sell shares of Neuralstem which it currently owns; or (ii) default on the obligation whereby the note holder would have the right to receive the Collateral Shares in order to satisfy the outstanding balance. The Company’s Board of Directors approved a resolution to settle this debt in exchange for 100,000 shares of Neuralstem stock however the stock transfer occurred after June 30, 2008.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's current monthly cash operating expense is approximately $16,500. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses we are constantly seeking to secure adequate funding under acceptable terms. There is no assurance that the Company will be able to do so. Further, if the Company is unable to secure adequate funding under acceptable terms, there is substantial doubt that the Company can continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our business activities contain high elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices of similar investments).

Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company's portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.

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

    Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For year ended December 31, 2007 the Company had no revenues and operating expenses of $445,596. Consequently, the Company was required either to sell new shares of Company common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first six months of 2008 the Company sold or transferred 430,814 shares of inventory stock that along with a declining stock value reduced the investment inventory value by $2,718,777. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, there is no assurance that the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could deplete its cash resources.

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

·

Section 15(g) of the Securities Exchange Act of 1934 and SEC Rules 15g-1 through 15g-6, which impose additional sales practice requirements on broker-dealers who sell Company securities to persons other than established customers and accredited investors.

·	Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.
·

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

·

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

·

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

               None

Item 6. Exhibits and Form 8-K reports filed during the quarter

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

*Filed herewith

Form 8-K Reports filed during the quarter

Form 8-K filed on June 16, 2008 concerning Item 5.02, the departure of Directors or Principal Officers and the election of a new Principal Officer is incorporated by exhibit.2.1

Form 8K/A filed on June 17, 2008 amending the filing on June 16, 2008 incorporated into this report by exhibit 2.2.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regal One Corporation

Dated: August 18, 2008	By:	/S/ Charles J. Newman
Charles J. Newman
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Malcolm Currie, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-Q, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

OFFICERS AND DIRECTORS

Name	Title	Date

/s/ Charles J. Newman Charles J. Newman	Chief Executive Officer, Chief Financial Officer, and Director (Principal executive officer)	August 18, 2008

/s/ Malcolm Currie Malcolm Currie	Director	August 18, 2008

/s/ Carl Perry Carl Perry	Director	August 18 2008

/s/ Neil Williams Neil Williams	Director	August 18, 2008