Form 10-Q
period 2008-06-30
REGAL ONE CORP
filed 2008-08-28
CIK 845385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2008

                    Commission File Number:  814-00710
                    -----------------------------------

                          REGAL ONE CORPORATION

            (Exact name of registrant as specified in its charter)

          Florida                                 95-4158065
(State of incorporation)            (I.R.S. Employer Identification No.)

     11300 West Olympic Blvd, Suite 800, Los Angeles, CA      90064
        (Address of principal executive offices)           (Zip Code)

                (Issuer's telephone number)   (310) 312-6888
------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of accelerated filer, large accelerated filer and smaller reporting company in rule 12b-2 of the exchange act. (Check one.)
    Large accelerated filer  []      Accelerated filer []
    Non Accelerated filer    [X]     Smaller Reporting Company []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [X]

Indicate the number of shares outstanding of each of the Issuer's classes of stock, as of the latest practical date.

As of August 27, 2008 there were 3,633,067 shares of common stock, $.001 par value and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.
------------------------------------------------------------------------------

                            TABLE OF CONTENTS


                   PART I. FINANCIAL INFORMATION
                                                                    PAGE
Item 1. Financial Statements                                        ----
        Balance Sheets                                               F-2
        Schedule of Investments                                      F-3
        Statements of Changes in Net Assets                          F-4
        Statements of Operations                                     F-5
        Statements of Cash Flows                                     F-6
        Statements of Financial Highlights                           F-7
        Notes to Financial Statements                               9-22

Item 2. Management's Discussion and Analysis of Financial Condition and
        Result of Operation                                            23
Item 3. Quantitative and Qualitative Disclosures about Market Risk     29
Item 4. Controls and Procedures                                        29

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    36

Item 3. Defaults upon Senior Securities                                36

Item 4. Submission of Matters to a Vote of Security Holders            36

Item 5. Other Information                                              37

Item 6. Exhibits and Reports on Form 8-K                               37

                         PART I  FINANCIAL INFORMATION

                                 REGAL ONE CORPORATION
                                     BALANCE SHEETS
                                                    June 30, 2008  December 31, 2007
                                                      (Unaudited)       (Audited)
                              ASSETS               --------------  -----------------
Assets:
   Cash and cash equivalents                          $   47,871        $    64,262
   Marketable securities - saleable                      892,231          3,611,008
                                                      ----------        -----------
Total Current Assets:                                    940,102          3,675,270

Investments:
   Investments in non-affiliated portfolio companies     954,731          3,673,508
   Less: marketable securities portion                  (892,231)        (3,611,008)
                                                        ---------        -----------
Total investments, net                                    62,500             62,500
                                                        ---------        -----------
TOTAL ASSETS                                         $ 1,002,602        $ 3,737,770
                                                      ===========       ===========

                      LIABILITIES AND NET ASSETS
Current liabilities:

   Due to stockholders and officers                           --            195,964
   Accounts payable and accrued liabilities                2,549            466,112
   Margin Account loan                                       129                  0
   Note payable - officer/principal shareholder          153,371            650,794
                                                      ------------        ---------
Total Current Liabilities                                156,049          1,312,870
                                                      ------------       ----------
Stockholders' Equity:
   Preferred stock, no par value
     Series A - Authorized 50,000 shares,
      0 issued and outstanding at June 30, 2008               --                 --
     Series B - Authorized 500,000 shares,
      100,000 issued and outstanding at June 30, 2008        500                500

   Common stock, no par value,:
     Authorized 50,000,000 shares; 3,633,067 shares
     issued and outstanding at June 30, 2008           8,184,567          8,184,567

   Additional paid-in capital                            192,126            192,126

   Accumulated deficit                                (7,530,640)        (5,952,293)
                                                      -----------        -----------
  Total Net Assets                                       846,553          2,424,900
                                                     -----------         -----------
TOTAL LIABILITIES AND NET ASSETS                     $ 1,002,602       $  3,737,770
                                                    ============         ===========
Net asset value per outstanding share                $     0.233       $      0.667

             See accompanying notes to the financial statements.



                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                     June 30, 2008
                                      (Unaudited)


Equity Investments:

                    Description         Percent    Carrying Cost
Company             of Business         Ownership   Investment    Fair Value  Affiliation


Neuralstem          Biomedical company   3%        $36,184 (1)       $942,231      No

American Stem Cell  Biomedical company   3%        $     0 (2)     $   12,500      No
                                                ----------         ----------
      Total Investments                           $ 36,184         $  954,731


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

(2) Refer to Note 7 Investments.

























                     See accompanying notes to the financial statements.



                              REGAL ONE CORPORATION
                        STATEMENTS OF CHANGE IN NET ASSETS

                                             For the Six         For the Six
                                             Months Ended        Months Ended
                                             June 30, 2008       June 30, 2007
                                              (Unaudited)         (Unaudited)
OPERATIONS:

Net investment income (loss) from operations     $   80,145     $   (193,371)
Net realized gain on portfolio securities         1,064,768          (40,176)
Net change in unrealized appreciation
  (depreciation) of portfolio securities         (2,705,128)        (194,510)
Interest income                                          30               --
Interest (expense)                                  (18,162)              --
                                                ------------     ------------
Net increase (decrease) in net assets resulting
  from operations                                (1,578,347)        (428,057)

SHAREHOLDER ACTIVITY:

    Declared dividend                                    --           96,616

NET INCREASE (DECREASE) IN NET ASSETS            (1,578,347)        (331,441)

NET ASSETS:
     Beginning of period                          2,424,900        1,003,495

     End of period                                  846,553          672,054

     Average net assets                           1,635,727          837,775

Ratios to average net assets:
     Net expenses                                    97,428          203,371
     Net investment gain (loss)                  (1,578,347)        (428,057)
     Per share ratio expenses                          6.1%            24.3%
     Per share ratio Net investment loss             (96.5%)          (51.1%)










                                           F-4
                   See accompanying notes to the financial statements



                                    REGAL ONE CORPORATION.
                                  STATEMENTS OF OPERATIONS
                                 Three Months     Three Months    Six Months    Six Months
                                    Ended            Ended           Ended         Ended
                                 June 30 2008    June 30 2007   June 30, 2008  June 30,2007
                                 (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
                                 ------------- -------------      ------------- ----------

Investment income:                 $      --       $     --       $    --      $     --

Operating expenses:
 Professional services                26,647         36,217        82,412       102,729
 Litigation Settlement                               45,000                      45,000
 Other selling, general and
    administrative expenses           10,879         32,677        17,016        55,642
                                   ---------      ---------      --------      --------
Total Operating expenses              37,526        113,894        99,428       203,371
                                   ---------      ---------      --------      --------
Net Operating loss                   (37,526)      (113,894)      (99,428)     (203,371)
Other income (expense):
 Gain on payable settlements          23,250         10,000       180,373        10,000
                                   ---------      ---------      --------     ---------
Net income (loss) before provision
    for income taxes                 (14,276)      (103,894)       80,945     (193,371)

Income tax expenses                       --            800          (800)           --
                                   ---------      ----------     ---------   ----------
Net investment income (loss)         (14,276)      (103,094)       80,145     (193,371)
                                   ---------      ----------    ----------    ---------

  Net realized gain on portfolio     245,768             --     1,064,768       (40,176)
  Net change in unrealized
    (depreciation) appreciation in
     portfolio companies            (976,913)      (343,300)   (2,705,128)     (194,510)
  Interest (expense)                  (4,175)            --       (18,162)           --
  Interest income                         30             --            30            --
                                   ---------      ----------    ----------    --------
Net increase (decrease) in net assets
  resulting from operations       $ (749,566)   $  (446,394)   (1,578,347)  $  (428,057)
                                  ==========      ==========   ===========   ==========

Weighted average number of
      common shares                3,633,067      3,633,067     3,633,067     3,633,067
Basic EPS                         $   (0.206)    $  (0.0123)    $  (0.434)   $  (0.0118)
Weighted average number of
   fully diluted shares           13,633,067     13,633,067    13,633,067    13,633,067
Diluted EPS                       $   (0.055)      $ (0.033)    $  (0.116)    $  (0.031)

                                  ==========      ==========   ===========   ==========





                     See accompanying notes the financial statements.



                                   REGAL ONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                                    Six Months Ended   Six Months Ended
                                                    June 30, 2008         June 30, 2007
                                                      (Unaudited)          (Unaudited)
                                                  ------------------  ------------------
Cash flows from operating activities:
Net increase(decrease) in net assets from operations  $(1,578,347)         $ (428,057)
Adjustments to reconcile net increase (decrease)
    in net assets resulting from operating activities:

      Unrealized decrease (increase) in investments
        in portfolio companies                          2,705,128             256,511
      Realized gain on sale of marketable securities   (1,064,768)             40,176
      Gain on settlement of liabilities                  (180,373)            (10,000)

Changes in operating assets and liabilities:
      Decrease in due to stockholders and officers       (113,500)                 --
      Increase (decrease) in accounts payable/accrued
        expenses                                         (357,344)            (10,204)
      (Decrease) in Contingent Litigation Fees                               (250,000)
                                                        ---------            --------
Net cash used in operating activities                    (589,204)           (401,574)

Cash flows from investing activities:
      Proceeds from sale of marketable securities       1,085,481                  --
                                                        ---------            --------
Net cash provided by investing activities               1,085,481                  --

Cash Flows from financing activities:
      Increase in margin loan                                 129                  --
      Increase (decrease) in stockholder loan            (512,797)            413,509
                                                        ---------            --------
Net cash provided by (used in) financing activities      (512,668)            413,509

Net change in cash                                        (16,391)             11,935
      Cash at beginning of period                          64,262                  42
                                                        ---------            --------
Cash at end of period$                              $      47,871         $    11,977
                                                    =============          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                               87,203                  --
      Cash paid for income taxes                               --                 800

      Non-Monetary Transactions:
      Dividend payable on 465,430 portfolio company shares    --              653,948
                                                        ---------            --------
      Total non-monetary transactions$               $     87,203         $   654,748
                                                      ===========         ===========


      See accompanying notes to the financial statements




                            REGAL ONE CORPORATION
                      STATEMENTS OF FINANCIAL HIGHLIGHTS
                                          Six Months Ended Six Months Ended
                                             June 30, 2008  June 30, 2007
                                            (Unaudited)      (Unaudited)
                                         ----------------    -------------
  Per Unit Operating Performance

NET ASSET VALUE, BEGINNING OF PERIOD            $ 0.667         $0.276

INCOME FROM INVESTMENT OPERATIONS:
Net investment gain (loss)                        0.017         (0.053)
Net change in unrealized (depreciation)
   appreciation of portfolio companies           (0.751)        (0.054)
Net realized gain on portfolio securities         0.300         (0.011)
                                              ---------       ---------
Total from investment operations                 (0.434)        (0.118)

SHAREHOLDER ACTIVITY
    Declared dividend                                             .027
NET ASSET VALUE, END OF PERIOD                  $ 0.233         $0.185
                                              =========        =======

TOTAL NET ASSET VALUE RETURN                    (34.2)%         105.8%
                                               ========        =======
RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period                     $ 846,553      $ 672,054
                                              =========      =========
Ratios to average net assets:
    Net expenses                                   6.0%          24.3%
    Net investment gain (loss)                   (96.5)%        (51.1)%
    Portfolio turnover rate                        0.58            --


      See accompanying notes to the financial statements







                         REGAL ONE CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company" or "Regal One") located in Los Angeles, California, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company's operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company ("BDC") under the Investment Company Act of 1940. On September 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

Basis of Presentation

On February 9, 2004, the Company acquired 100% of the stock of O2 Technology by issuing 1,000,000 shares valued at $0.6495 per share for a $649,526 investment. During the course of 2004 the Company loaned O2 Technology $518,490 for an aggregate investment of $1,168,016. Consolidated financial statements were included in the 10Q filings with the SEC for March 31, June 30, and September 30, 2004. As set forth in various previous financial reports and SEC filings, the Company sought a rescission of the O2 Technology acquisition. The Company's management elected to fully reserve the $1,168,016 investment and seek redress through the courts. In May 2007, the Eco Litigation was settled by the parties (see Note 10: "Contingencies"). Accordingly, Regal One has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock. Consequently, the accompanying financial statements are not consolidated.

In 2006, the Company began reporting as a BDC and the attached financial statements for the quarter ended June 30, 2008 have been formatted in conformity with the December 31, 2007 and 2006 financial statements, including the BDC supplemental schedules, for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the quarter ended June 30, 2008 and the year ended December 31, 2007 and its operating results, cash flows and changes in net assets for each of the quarter ended June 30, 2008 and the year ended December 31, 2007 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all marketable securities to be cash equivalents (see Note 2: "Cash and Marketable Securities"). None of the Company's cash is restricted.

Valuation of Investments (as an Investment Company)

As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value. The value is determined by management for investments which do not have readily determinable market values. In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has adopted SFAS No. 157 and expects it will not have a material effect on the consolidated financial results of the Company in future years.

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principles unless it is impracticable. APB Opinion No. 20 "Accounting Changes" previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement was effective for the Company as of January 1, 2006.

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

Exchange of Non-monetary Assets

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Non-monetary Transactions", provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of non-monetary assets that do not have commercial substance.

SFAS No. 153 became effective for the Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 to any future non-monetary exchange transactions.

Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments; an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets" to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument.

NOTE 2 - CASH AND MARKETABLE SECURITIES

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

Marketable Securities

In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem's common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem's transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see Note 7: "Investments"). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006. In late December 2006, the shares began trading on the OTC: BB under the ticker symbol NRLS.OB. On February 5, 2007, the Company distributed 500,473 Neuralstem shares to its shareholder of which 35,038 of these shares were returned to the Company's ownership in connection with the settlement of the Eco Litigation. On August 27, 2007, Neuralstem shares began trading on the American Stock Exchange under the symbol CUR. As of June 30, 2008, Regal held 843,000 Neuralstem shares valued at a discounted price from the June 30, 2008 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at June 30, 2008, all have been recorded as a current asset. These shares constitute working capital available to Regal as of June 30, 2008. Regal also has ten year warrants, which contains certain anti-dilution provisions, at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants, which are carried as a long term investment. On December 31, 2006, Regal had recorded a dividend payable balance in the Current Liabilities section of its

Balance Sheet. This distribution initially consisted of 500,473 Neuralstem shares. The distribution was made in the first quarter of 2007 and resulted in an adjustment to the Current Liabilities balance.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock. Since that date, there has been no other equity sales in the six months ended June 30, 2008 and years ended December 31, 2007 and December 31, 2006. In May 2007, the Eco Litigation was settled by the parties (see Note 10: "Contingencies - Eco Litigation"). Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock. As a result, the Company's outstanding common share balance as of the quarter ended June 30, 2008 and at December 31, 2007 are 3,633,067.

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

In connection with the secured loan received during the quarter ended September 30, 2006 and paid in the quarter ended December 31, 2006, warrants to purchase 75,000 shares of the Company's stock were issued to the lender as a commitment fee. These warrants have been valued under the Black-Scholes Pricing Model and $26,171 was recognized in the year as prepaid expense that was fully amortized into expense on the payment date. The warrants are exercisable for a period of five years at the price of $0.60 per share, which was higher than the public share price on the date of the grant and as of the quarter ended March 31, 2008 and the year ended December 31, 2007. None of these warrants were exercised in the six months ended June 30, 2008 or in the year ended December 31, 2007.

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

In conjunction with the Neuralstem registration, the contingency delaying the Company's previously declared dividend in Neuralstem shares was removed and Regal paid that dividend, amounting to 500,473 Neuralstem shares including rounding, on February 5, 2007. Of this amount, 35,038 shares were returned to Regal One as part of the O2 settlement. Since the record date for this dividend occurred earlier in 2006, Regal One had recorded a payable for this dividend in the quarter ended December 31, 2006 using the per share valuation reflected in the portfolio balance at that date and also recorded that valuation as a reduction in the equity section. As of the payment date, that valuation was adjusted to the then existing fair market value of the Neuralstem shares and the Neuralstem valuation in the Company's portfolio balance was then reduced by that final dividend amount.

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

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class shareholders voted by a large majority to void the dividend preference. At the option of the holder of Series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2, Series B preferred as a class was restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to the now outstanding 100,000 shares. As of the six months ended June 30, 2008 and the year ended December 31, 2007, no dividends have been declared on the Series A or Series B convertible preferred stock.

As set forth in various previous financial reports and SEC filings, the Company was seeking a rescission of the O2 Technology acquisition. In May 2007, this litigation was settled by the parties (see Note 10: "Contingencies
- Eco Litigation"). Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock.

The Company originally recorded the second quarter 2007 return of those Regal One shares in the equity section of the balance sheet at the original recorded value of $649,526. The Company has subsequently determined that the return of its own shares should be recorded at a zero value and this revision was reflected in the December 31, 2007 financials.

NOTE 5 - IMPAIRMENT OF ASSETS

As set forth in various previous financial reports and SEC filings, the Company was seeking a rescission of the O2 Technology acquisition. The immediate effect of these matters was to impair the assets acquired in the O2 acquisition. Accordingly, the Company had written-off in 2004 all of the assets acquired from O2 and the advances made to O2 (see Note 1 - "Basis of Presentation"). In May 2007, this litigation was settled by the parties (see
Note 10: "Contingencies - Eco Litigation").

NOTE 6 - STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to offer incentives to its employees, directors, officers, consultants and advisors. On May 3, 1995, the Company filed a registration statement on Form S-8 adopting a 3,000,000 common share Plan. Under the plan, the Board of Directors was authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. In 2004 and earlier years, the Plan was extended by the Company's shareholders. On March 4, 2005, the Company's shareholders approved another extension of time in which to exercise outstanding options to purchase shares of the Company's common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result 1,147,140 unexercised options became null and void. During the year ended December 31, 2005, 252,308 options respectively were exercised and the Company realized $205,000 in working capital. As of September 30, 2005, holders had exercised options to purchase 1,852,860 shares of common stock. As of December 31, 2006 and December 31, 2007, all outstanding options granted under our stock option plan had either been exercised or expired. As of December 31, 2007 and June 30, 2008, there were no changes and there were 980,986 shares available for future grants.

NOTE 7 - INVESTMENTS

On March 7, 2005, Regal's Board of Directors determined it was in our shareholders best interest to change the focus of the company's business to providing financial services through our network of advisors and professionals, and to be treated as a business development company ("BDC") under the Investment Company Act of 1940.

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

Regal One acquired 3,000,000 shares of ASC's common stock in exchange for the Company's investment via a variety of considerations that would support ASC's transition from a private development-stage company to a publicly traded operational entity. These considerations included the Company's assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company's network of advisors and other related resources. Regal One valued these shares in its balance sheet at the $34,087 of accrued legal fees that it had assumed. However, in 2006 the SB 2 registration was withdrawn and ASC undertook a restructuring of its various securities holders. In the quarter ended December 31, 2006, the Company wrote off its $34,087 investment in ASC. In December 2007, the Company sold 2,000,000 of the 3,000,000 common shares it holds back to American Stem Cell for $25,000. Accordingly, the remaining 1,000,000 shares have been valued at $12,500, the $0.0125 per share value implied in that transaction, as a long term investment in the quarter ended June 30, 2008 and at December 31, 2007.

As of June 30, 2005, the Company had entered into a Letter of Intent with Neuralstem, Inc., a private early stage company, to assist it in filing an SB-2 registration statement. Effective September 15, 2005, those understandings were memorialized and further defined in an "Equity Investment and Share Purchase Agreement" between the parties. Regal One acquired approximately 1,800,000 shares of Neuralstem's common stock and a warrant, containing certain anti-dilution provisions (value not yet determined) to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem's transition from a private, early stage, research and development company to a publicly traded operational entity. These considerations included the Company's assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company's network of advisors and other related resources. Regal One initially reflected these shares in its balance sheet as of December 31, 2005 based on its estimated $50,000 direct cost of the considerations it had provided or planned to provide to Neuralstem. During 2006, Neuralstem filed an SB-2 registration statement and in August 2006 it was declared effective. As of December 31, 2006, Neuralstem shares were trading on the OTC: BB exchange. Prior to effectiveness of the registration, 1,000,000 of Neuralstem shares held by Regal were subject to forfeiture based on a contingency concerning the initial submission date and effective date of Neuralstem's SB-2 registration; 51,000 of these shares were forfeited in the third quarter of 2006 and the balance are no longer subject to forfeit. As of December 31, 2006, the 1,794,287 Neuralstem shares then held after the forfeit were valued as indicated in the financial statements Balance Sheet of 2006. Of those shares, 800,000 shares were registered by Neuralstem, were readily salable and were reclassified as Marketable Securities in the Current Assets section of the Balance Sheet. Initially, 500,473 of those Neuralstem shares were reserved for distribution to the Company's shareholders as a dividend, which distribution was made on February 5, 2007. Of that amount, 35,038 shares were withheld from distribution pending the outcome of the Eco Litigation. On May 7, 2007, the Company reached a settlement in the Eco Litigation resulting in the release of the 35,038 Neuralstem shares to the Company.

As of the quarter ended June 30, 2008, the 843,000 Neuralstem shares held were classified as Marketable Securities in the Current Assets section of the Balance Sheet. As of December 31, 2007, the 1,273,814 balance of the Neuralstem shares are classified as Marketable Securities in the Current Assets section of the Balance Sheet. Regal One also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a nominal $50,000 value has been assigned to these warrants which are carried as a long term investment in the Balance Sheet. As of December 31, 2007, all Neuralstem shares held by the Company were reclassified from Investments in Non-Affiliated Portfolio Companies to Marketable Securities in the Current Assets section of the Balance Sheet. This reclassification was made because all shares then held were either included in Neuralstem's original registration statement and therefore were free-trading or were unregistered but then had been held long enough to become free-trading under the provisions of Rule 144.

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

NOTE 8 - INCOME TAXES

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

NOTE 9 - RELATED PARTY TRANSACTIONS

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

There were no new advances made by the stockholder /officer after May 31, 2007, but a correction was recorded in the quarter ended September 30, 2007. It is not presently contemplated that the stockholder/officer will make additional periodic advances to the Company. Advances under the Note have been made to pay the Company's litigation expenses and settlement, and for working capital. As a result of the increases in the outstanding loan balance, the number of Neuralstem shares subject to the security agreement was increased to 600,000 shares on June 25, 2007. The $650,794 loan balance and related accrued interest at 10% per annum of approximately $87,000 were not paid when they became due and payable on December 8, 2007 and they are now payable upon demand of the stockholder/officer. In February 2008, the stockholder/officer and the Company agreed to certain terms regarding this matter and in March 2008 a payment of $600,000 towards principal and interest was made, leaving a combined balance of principal and interest of $150,850 as of March 31, 2008. During the quarter ended June 30, 2008 additional interest of $2,521was accrued on the note. This note was fully settled in July 2008 for $153,371.

The combined amounts due to stockholders and officers and note payable to officer, as of June 30, 2008, are $153,371 and at December 31, 2007 were $993,961. Both amounts include the above secured Note Payable and the related accrued interest. In the fourth quarter of 2007, annual compensation totaling $85,000 was accrued for two independent directors and for consulting services of a stockholder, and during the quarter ended March 31, 2008 this amount increased by $15,000. In March 2008, a payment of $100,000 for total accrued compensation was paid to the Company's President who resigned effective March 31, 2008. The total due to stockholders and officers that represent advances and compensation which are non-interest bearing, unsecured and payable on demand was $0 at June 30, 2008. Relative to the settlement and payment of other payables and claims, the Board has resolved that the officers of Regal shall negotiate and settle the Company's outstanding debts in exchange for mutual releases, for debts in excess of $5,000, of all past and present monies owed to any such creditors.

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

Through December 31, 2004 the Company loaned $518,490 to its wholly-owned subsidiary which was acquired in the 1st quarter of 2004. The loans were subject to interest of 6% per year, were due and payable on December 31, 2004 and were secured by a pledge of all the shares of the wholly-owned subsidiary. During litigation between the parties, the repayment did not occur and the Company established an allowance for the potential un-collectability of this amount. During the second half of 2006, management elected to establish a reserve for costs that may arise in settling the suit. Accordingly, a contingent liability and expense of $250,000 was recorded in 2006. The pending litigation was settled by the parties in the second quarter ended June 30, 2007 and in accordance with the settlement these loans will not be recovered and have been removed from Regal's books and records. (See Note 10:
"Contingencies - Eco Litigation" below). Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal common stock that was provided in exchange for all O2 Technology stock. The Company originally recorded the second quarter 2007 return of those Regal shares in the equity section of the balance sheet at the original recorded value of $649,526. The Company has subsequently determined that the return of its own shares should be recorded at a zero value and this revision is reflected in the December 31, 2007 financials.

NOTE 10 - CONTINGENCIES

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

On May 10, 2007, the Company filed an 8-K to report that it and its officers and associated representatives and consultants had entered into a confidential, final and complete settlement on May 7 with O2 Technology, Inc., Ronald Hofer, Richard Allen Smith and Amber Le Bleu-Hofer, resolving their differences which were detailed in the Orange County Superior court case, Eco Air vs. Regal One et. al., and the various cross-complaints in that litigation. The parties determined that their business transaction failed to close through a mutual mistake of fact without fault by any party and, consequently, they never had any rights in each other. All parties are returned to their status as if the contemplated transaction never occurred and no party admits or accepts any liability for events transpiring in the interim as between and among the various persons and corporations involved. The parties acknowledge that they have no interest or claim to each other's securities and that there are no debts or obligations between them. Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal common stock that was provided in exchange for all O2 Technology stock. The Company originally recorded the second quarter 2007 return of those Regal shares in the equity section of the balance sheet at the original recorded value of $649,526. The Company has subsequently determined that the return of its own shares should be recorded at a zero value and this revision is reflected in the December 31, 2007 financials.

Operations

On March 7, 2005, Regal's Board of Directors determined that it was in our shareholders best interest to change the focus of the company's operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company ("BDC") under the Investment Company Act of 1940. On September 16, 2005 we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

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

Since the Company has historically incurred substantial debts in connection with its operations, the Company has entered into negotiations and settlements of most of its outstanding debts (see Note 12: "Subsequent Events"). In this regard, contingent liability for $25,000 was included in the December 31, 2007 financial statements as an expense and payable relative to such matters. This amount was disbursed in full settlement in the quarter ended March 31, 2008.

NOTE 11 - DISCLOSURES WITH REGARD TO CERTAIN OFFICERS AND DIRECTORS

Effective June 16, 2008, the Board of Directors of the Company agreed to accept the resignation of Malcolm Currie from his position as the Company's Chief Executive officer, Chief Financial Officer and Chairman of the Board of Directors. Mr. Currie will, however, remain a director of the Company. The Board also appointed Charles J. Newman to a vacant seat on the Board of Directors and appointed Mr. Newman as the Company's new Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.

Effective March 31, 2008, Richard Hull resigned as the Company's President.

As of February 5, 2008, the Company's Board of Directors ratified a Unanimous Written Consent concerning the negotiation and settlement of its outstanding debts and the recognition and settlement of certain other compensation, services and reimbursable expense matters, as follows:

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

That officer/shareholder and Regal's Board have agreed that:
1) The Note is now due and payable on demand,
2) interest will continue to accrue at the 10% per annum rate after December 8, 2007,
3) the officer/shareholder has requested that Regal pay the principal and interest of the Note at the Company's earliest convenience,
4) the Board has determined that the amounts of principal and interest are true, accurate and owing, and
5) the Board has Resolved that the principal and interest be paid upon Regal obtaining sufficient capital from the sale of Regal's investment portfolio and/or from loans made to Regal that are collateralized by such portfolio.
6) Pursuant to point immediately above, on March 7, 2008, Regal made a partial payment to this officer/shareholder in the amount of $600,000. In connection with that payment and for working capital needs, Regal borrowed $250,000 from its stock investment account, collateralized by marketable securities held in the Company's account at that brokerage. The June 30, 2008 balance owing to the officer on that account was $153,371. See note 12 - Subsequent events for the payment date of this loan.

Relative to the compensation of Regal's two independent directors for services rendered in 2007, the Board resolved they each should be paid 10,000 shares of Neuralstem stock, the total of which at year end was valued at $60,000 and was included in the December 31, 2007 financial statements as an expense and payable. These debts were settled in May by cash payments of $20,000 to each director as payment in full. The difference of $20,000 was recorded as a settlement gain during the quarter ended June 30, 2008.

NOTE 12 - SUBSEQUENT EVENTS

Relative to the ongoing settlement and payment of other payables and claims, as resolved by the Board directing the officers of Regal to negotiate and settle the Company's outstanding debts in exchange for mutual releases, for debts in excess of $5,000, the Company settled the outstanding loan payable and accrued interest to an officer/shareholder in the amount due of $153,371 by transferring 100,000 shares of Neuralstem common stock in Regal's portfolio to the account of the officer on July 31, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

In this report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as "believe", "expect", "seek", "estimate", "anticipate", "intend", "plan", "budget", "project", "may likely result", "may be", "may continue" and other similar expressions. When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including but not limited to:

        The type and character of our future investments

        Future sources of revenue and or income

        Increases in operating expenses

        Future trends with regard to net investment losses

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

We were initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our Board of Directors determined it was in our shareholders best interest to change the focus of the company's operation to providing financial services through our network of advisors and professionals. Typically these services are provided to early stage biomedical companies who can benefit from our managerial skills, network of professions and other partners.

Our clients' are usually in the early stage of development, typically have limited resources and compensate us for our services in capital stock. Accordingly, although our primary business is to provide consulting services and not to be engaged, directly or through wholly-owned subsidiaries, in the business of investing, reinvesting, owning, holding or trading in securities, we may nonetheless be considered an investment company as defined in the Investment Company Act of 1940 (1940 Act). In order to lessen the regulatory restrictions associated with the requirements of the 1940 Act, on June 16, 2005 we elected to be treated as a Business Development Company (BDC) in accordance with sections 55 through 65 of the 1940 Act.

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

     Strategic fit,

     Management ability, and

     Incremental value we can bring to the potential client.

The potential client must also be willing to comply with the Company's requirement as a BDC to offer significant managerial oversight and guidance, including the right of the Company to a seat on the client's board of directors.

To date we have secured our clients through word of mouth or industry referrals from lawyers, accountants and other professionals. In looking at prospective clients, we do not focus on any particular geographic region and would consider clients globally.

Portfolio Investments

During the six months ended June 30, 2008, we did not add any companies to our portfolio. Our portfolio is as follows:

                                                         Value of Investments
     Name of Company                 Investment           as of June 30, 2008

Neuralstem, Inc. (OTCBB: NRLS)       Common Stock and Warrants       $942,231
American Stem Cell ("ASC")           Common Stock                     $12,500
SuperOxide Health Sciences, Inc.     Common Stock                          $0
("SOHS")

Neuralstem, Inc.

Neuralstem, Inc. ("Neuralstem") is a life sciences company focused on the development and commercialization of treatments based on transplanting human neural stem cells. At present Neuralstem is pre-revenue and has not yet undertaken any clinical trials with regard to their technology.

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

As of June 30, 2008, the Company holds 843,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 of common stock at a price of $5.00 per share.

American Stem Cell

American Stem Cell ("ASC") is a private development stage company with plans to acquire stem cell companies and technologies. In January of 2006, we were notified that ASC's expected acquisition of its initial stem cell company had failed. We understand that ASC is still searching for a business to acquire, but has limited resources and no firm plans.

As of June 30, 2008, we hold 1,000,000 shares of ASC common stock. For purpose of portfolio valuation, our investment committee has valued the investment at $12,500.

SuperOxide Health Sciences, Inc.

SuperOxide Health Sciences, Inc.   ("SOHS") is a privately owned development
stage company looking to commercialize medical applications of airborne superoxide ions. In September 2006, we received notice from SOHS that due to lack of working capital, the board of directors had decided to dissolve the Company. To date we have yet to receive formal documentation or confirmation of such dissolution. As a result of the forgoing, we believe the value of our investment in SOHS is $0.00. Accordingly, upon receipt of confirmation as to the dissolution, we will remove SOHS from our portfolio.

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

Code of Ethics: The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof, (ii) is being purchased or sold by the Company, or
(iii) is being sold short by the Company. The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. The Company's Code of Ethics is posted on our website at www.regal1.com.

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

The Company's Audit and Compensation Committee is comprised of one director. We anticipate that additional board members will be admitted and will augment the current audit committee. At present, we do not have a qualified financial expert because we have not been able to identify and retain a qualified candidate.

Investment Committee: The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies on behalf of the Board and shall report the results of their activities to the Board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role, divestiture or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio company positions. The Company's Investment Committee Charter is filed as an exhibit to this Form 10-K.

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

     Our periodic reports must disclose our conclusions about the effective-ness of our controls and procedures;

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

Result of Operations for the six month period ending June 30, 2008 vs. 2007.

Investment Income

For the six months ended June 30, 2008 Investment Income consisted of a Net Realized Gain on the sale of portfolio securities of $1,064,768 compared to a loss of $(40,176) for the comparable period in 2007.

Operating Expenses

For the six months ended June 30, 2008, operating expenses were $99,428 compared to $203,371 for the comparable period of 2007. The decrease for the six month period ending June 30, 2008 compared to the comparable period of 2007 is primarily attributed to no Litigation Settlement expense ($45,000) and decreased Professional Fees ($20,317) and Administrative Expenses ($40,465).

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

For the six month period ended June 30, 2008, we primarily satisfied our working capital needs from: (i) cash on hand at the beginning of the period,
(ii) the sale of marketable securities in the gross amount of $1,085,096,
(iii) loans from officers in the amount of $135,628 and (iv) borrowing from our brokerage margin account loan. Working capital expenditures included: i) a decrease in a note payable and interest due to one of our officers in the amount of $600,000, (ii) payment of accounts payable/accrued expenses of $357,344 and (iii) net payments due to other stockholders of $113,500. As of June 30, 2007 the Company had a Net Asset Value of $1,596,120. The Company established a collateralized margin loan account with a broker/dealer that as of June 30, 2008 held 700,000 shares of Regal's Neuralstem stock. During the six months ended June 30, 2008, Regal received loans in the amount of $450,000 under this margin account, and repaid $450,000 of that amount, with neither amount reflecting small interest amounts.

As of June 30, 2008, the aggregate outstanding balance of principal and interest under the officer loan is $153,372 Such loan is a demand loan and secured by a pledge of 600,000 shares of Neuralstem ("Collateral Shares") currently owned by the Company. In the event the note holder made a demand for repayment, the Company's working capital would be insufficient for such repayment. In such event, the Company would be required to either: (i) sell shares of Neuralstem which it currently owns; or (ii) default on the obligation whereby the note holder would have the right to receive the

Collateral Shares in order to satisfy the outstanding balance. The Company's Board of Directors approved a resolution to settle this debt in exchange for 100,000 shares of Neuralstem stock however the stock transfer occurred after June 30, 2008. See Subsequent Events note 12.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's current monthly cash operating expense is approximately $16,500. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses we are constantly seeking to secure adequate funding under acceptable terms. There is no assurance the Company will be able to do so. Further, if the Company is unable to secure adequate funding under acceptable terms, there is substantial doubt the Company can continue as a going concern.


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

Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein.


Item  4. Controls and Procedures

    Evaluation of Controls and Procedures

The Company's management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

The Company's cash expenses are very large relative to its cash flow which requires the Company continually to sell new shares. This could result in substantial dilution to our shareholders or our ability to continue in operations should additional capital not be raised:

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

Regulations governing operations of a business development company will affect the Company's ability to raise, and the way in which the Company raises additional capital. This could result in the Company not being able to raise additional capital and accordingly cease operations:

Under the provisions of the 1940 Act, the Company is permitted, as a business development company, to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of portfolio assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to sell a portion of its investments and, depending on the nature of the Company's leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices. Applicable law requires that business development companies may invest 70% of its assets only in privately held U.S. companies, small, publicly traded U.S. companies, certain high-quality debt, and cash. The Company is not generally able to issue and sell common stock at a price below net asset value per share. The Company may, however, sell common stock, or warrants, options or rights to acquire common stock, at prices below the current net asset value of the common stock if the Board of Directors determines that such sale is in the best interests of the Company and its stockholders approve such sale. In any such case, the price at which the Company's securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

The success of the Company will depend in part on its size, and in part on management's ability to make successful investments:

If the Company is unable to select profitable investments, the Company will not achieve its objectives. Moreover, if the size of the Company remains small, operating expenses will be higher as a percentage of invested capital than would otherwise be the case, which increases the risk of loss (and reduces the chance for gain) for investors.

The Company's investment activities are inherently risky:

The Company's investment activities involve a significant degree of risk. The performance of any investment is subject to numerous factors which are neither within the control of nor predictable by the Company. Such factors include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies.

The Company's equity investments may lose all or part of their value, causing the Company to lose all or part of its investment in those companies:

The equity interests in which the Company invests may not appreciate in value and may decline in value. Accordingly, the Company may not be able to realize gains from its investments and any gains that are realized on the disposition of any equity interests may not be sufficient to offset any losses experienced. Moreover, the Company's primary objective is to invest in early stage companies, the products or services of which will frequently not have demonstrated market acceptance. Many portfolio companies lack depth of management and have limited financial resources. All of these factors make investments in the Company's portfolio companies particularly risky.

The Company's common stock has historically traded at a substantial premium to net asset value:

Historically, the Company's common stock has traded at a substantial premium to its net asset value. The following summarizes the Company's approximate net asset value per common share and corresponding stock price:

As of December 31,             2007     2006      2005

      Net Asset Value        $ 0.67   $ 0.22   $ (0.07)

      Stock Price*           $ 0.06   $ 0.15   $  0.30

*Stock Price is as of the last trading day in December of each corresponding year.

Although at present it appears that the Company is trading at a discount to Net Asset Value, there can be no assurance that this trend will continue. Moreover, as the Company utilizes and monetizes its assets for its continuing operating needs the Net Asset Value will decrease, potentially resulting in further decreases in the price of the Company's common stock.

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

We could fail to retain or attract key personnel who are required in order for us to fully carry out our business plan:

The Company's operations and ability to implement its business plan are dependent upon the efforts of its key personnel, the loss of the services of which could have a material adverse effect on the Company. The Company will likely be required to hire additional personnel to implement its business plan. Qualified employees and consultants are in great demand and are likely to remain a limited resource for the foreseeable future. Competition for skilled creative and technical talent is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel. Any failure by the Company to retain the services of existing employees and consultants or to hire new employees when necessary could have a material adverse effect upon the Company's business, financial condition and results of operations.

The Company operates in a highly competitive market:

 The Company faces competition from a number of sources, many of which have longer operating histories, and significantly greater financial, management, marketing and other resources than the Company. The Company's ability to generate new portfolio clients depends to a significant degree on its reputation among potential clients and partners, and its ability to reach acceptable investment terms with potential clients relative to competitive alternatives. In the event that the reputation of the Company is adversely impacted, or that potential portfolio clients perceive competitive alternatives to be superior, the business, financial condition and operating results of the Company could be adversely affected.

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

Our share ownership is concentrated:

The Company's officers, directors and principal stockholders, together with their affiliates, beneficially own approximately 70% of the Company's voting shares. As a result, these stockholders, if they act together, will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company's common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of the Company's other stockholders.

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

The Company's common stock may be subject to the penny stock rules which might make it harder for stockholders to sell:

As a result of our stock price, our shares are subject to the penny stock rules. Because a "penny stock" is, generally speaking, one selling for less than $5.00 per share, the Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect stockholders ability to sell their shares because some broker-dealers may not be willing to make a market in the Company's common stock because of the burdens imposed upon them by the penny stock rules which include but are not limited to:

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

      Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons' compensation.

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


The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At December 31, 2007, 99.7% of the Company's asset value resulted from a single portfolio holding.

The unlikelihood of cash distributions:

Although the Company has the corporate power to make cash distributions, such distributions are not among the Company's objectives. Consequently, management does not expect to make any cash distributions in the immediate future. Moreover, even if cash distributions were made, they would depend on the size of the Company, its performance, and the expenses incurred by the Company.

Because many of the Company's portfolio securities will be recorded at values as determined in good faith by the Board of Directors, the prices at which the Company is able to dispose of these holdings may differ from their respective recorded values:

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

The lack of liquidity in the Company's portfolio securities would probably prevent the Company from disposing of them at opportune times and prices, which may cause a loss and/or reduce again:

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

   None

Item 5. Other Information

   None

Item 6. Exhibits and Form 8-K reports filed during the quarter

Exhibits

The following exhibits are included as part of this Report on Form 10-Q. References to "the Company" in this Exhibit List mean Regal One Corporation, a Florida corporation.

Exhibit Number Description

 31.1 Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
 31.2 Certification of the Principal Financial Officer Pursuant
            to Section 302 of the Sarbanes-Oxley Act of 2002*
 32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C
            Section 1350*
 32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C
            Section 1350*

*Filed herewith

Form 8-K Reports filed during the quarter

Form 8-K filed on June 16, 2008 concerning Item 5.02, the departure of Directors or Principal Officers and the election of a new Principal Officer is incorporated by reference.

Form 8K/A filed on June 17, 2008 amending the filing on June 16, 2008 incorporated into this report by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Regal One Corporation

       Dated: August 27, 2008
       By:/S/ Charles J. Newman
       Charles J. Newman
       Chief Executive Officer


                          POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Malcolm Currie, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Quarterly Report on Form 10-Q, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                         OFFICERS AND DIRECTORS

      Name                   Title                             Date

/s/ Charles J. Newman                                     August 27, 2008
    Charles J. Newman   Chief Executive Officer,
                        Chief Financial Officer, and
                        Director (Principal executive officer)


/s/ Malcolm Currie                                        August 27, 2008
    Malcolm Currie      Director


/s/ Carl Perry                                            August 27, 2008
    Carl Perry          Director


/s/ Neil Williams                                         August 27, 2008
    Neil Williams       Director


46