Form 10-Q
period 2008-09-30
REGAL ONE CORP
filed 2008-11-14
CIK 845385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2008

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

As of November 14, 2008, there were 3,633,067 shares of common stock, $.001 par value and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.
------------------------------------------------------------------------------

                            TABLE OF CONTENTS


                   PART I. FINANCIAL INFORMATION
                                                                     PAGE
Item 1. Financial Statements                                         ----
        Balance Sheets                                                F-2
        Schedule of Investments                                       F-3
        Statements of Changes in Net Assets                           F-4
        Statements of Operations                                      F-5
        Statements of Cash Flows                                      F-6
        Statements of Financial Highlights                            F-7
        Notes to Financial Statements                                 9-20

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                          21
Item 3. Quantitative and Qualitative Disclosures about Market Risk     27
Item 4. Controls and Procedures                                        27

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    35

Item 3. Defaults upon Senior Securities                                35

Item 4. Submission of Matters to a Vote of Security Holders            35

Item 5. Other Information                                              35

Item 6. Exhibits and Reports on Form 8-K                               35

        Signatures                                                     36

                         PART I  FINANCIAL INFORMATION

                                 REGAL ONE CORPORATION
                                     BALANCE SHEETS
                                                   September 30, 2008  December 31, 2007
                                                       (Unaudited)        (Audited)
                              ASSETS               --------------  -----------------
Assets:
   Cash and cash equivalents                          $   87,808          $    64,262
   Marketable securities at fair value                   789,668            3,611,008
                                                      ----------          -----------
Total Current Assets:                                    877,476            3,675,270

Investments:
   Investments in non-affiliated portfolio companies     839,668            3,673,508
   Less: marketable securities portion                  (789,668)          (3,611,008)
                                                        --------          -----------
Total investments, net                                    50,000               62,500
                                                        --------          -----------
TOTAL ASSETS                                         $   927,476          $ 3,737,770
                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS
Current liabilities:

   Due to stockholders and officers                           --              195,964
   Accounts payable and accrued liabilities                8,315              466,112
   Loan payable brokerage account                            132                  --
   Note payable - officer/principal shareholder               --              650,794
                                                      ----------            ---------
Total Current Liabilities                                  8,447            1,312,870
                                                      ----------            ---------
Stockholders' Equity:
   Preferred stock, no par value
     Series A - Authorized 50,000 shares,
      0 issued and outstanding at September 30, 2008         --                   --
     Series B - Authorized 500,000 shares, 100,000
      issued and outstanding at September 30, 2008
      and December 31, 2007			            	500                  500

   Common stock, no par value,:
     Authorized 50,000,000 shares; 3,633,067 shares
     issued and outstanding at September 30, 2008      8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (7,458,164)          (5,952,293)
                                                      -----------          -----------
  Total Net Assets                                       919,029            2,424,900
                                                     -----------           -----------
TOTAL LIABILITIES AND NET ASSETS                     $   927,476         $  3,737,770
                                                    ============           ===========
Net asset value per outstanding share                $     0.253         $      0.667

                See accompanying notes to the financial statements.




                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                   September 30, 2008
                                      (Unaudited)

Equity Investments:

                    Description         Percent    Carrying Cost  Discounted
Company             of Business         Ownership   Investment    Fair Value  Affiliation


Neuralstem          Biomedical company     2%       $ 28,115  (3)   $789,668      No
Neuralstem Warrant                                        --  (4)     50,000
                                                    ---------      ---------
      Total Investments                            $  28,115       $ 839,668

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

(2) As of June 30, 2008, there were 843,000 Neuralstem shares held after the sale in this quarter and first quarter of 430,814 shares. These remaining shares have been valued at a discounted price from the 06/30/08 market price due to the current thinly traded market for
Neuralstem shares and all of these shares held at 06/30/08 have been recorded as a current asset. Regal also has ten year Neuralstem warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a
$50,000 value has yet been assigned to these warrants, carried as an Investment along with the
American Stem Cell holding.  In 2007, all portfolio companies were also reported on a fair value basis.

(3) As of September 30, 2008, there were 655,000 Neuralstem shares held after the sales in this quarter of 88,000 shares and transfer of 100,000 shares to a related party. These remaining shares have been reported on a fair value basis valued at a discounted price from the 09/30/08 market price due to the thinly traded market for Neuralstem shares. All of these shares held at September 30, 2008 have been recorded as a current asset.

(4) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares.  A $50,000 value has been assigned to these warrants.



                     See accompanying notes to the financial statements.








                              REGAL ONE CORPORATION
                        STATEMENTS OF CHANGES IN NET ASSETS

                                             For the Nine        For the Nine
                                             Months Ended        Months Ended
                                           September 30, 2008   September 30, 2007
                                              (Unaudited)         (Unaudited)
OPERATIONS:

Net investment loss from operations              $  (29,123)     $  (282,405)
Net realized gain on portfolio securities         1,356,137           (2,083)
Net change in unrealized appreciation
  (depreciation) of portfolio securities         (2,799,621)         206,018
Impairment of investments                           (12,500)              --
Interest income                                          30               --
Interest (expense)                                  (20,794)              --
                                                ------------     ------------
Net increase (decrease) in net assets resulting
  from operations                                (1,505,871)         (74,304)

SHAREHOLDER ACTIVITY:

    Declared dividend                                    --           96,616

NET INCREASE (DECREASE) IN NET ASSETS            (1,505,871)          22,312

NET ASSETS:

     Beginning of period                          2,424,900        1,003,495

     End of period                                  919,029        1,025,807

     Average net assets                           1,671,965        1,014,651

Ratios to average net assets:

     Net expenses                                   208,696          291,605
     Net investment gain (loss)                  (1,505,871)         (74,304)
     Per share ratio expenses                         12.5%            28.7%
     Per share ratio net investment loss             (90.1%)           (7.3%)










                                           F-4
                   See accompanying notes to the financial statements



                                    REGAL ONE CORPORATION.
                                  STATEMENTS OF OPERATIONS
                                 Three Months     Three Months    Nine Months   Nine Months
                                    Ended            Ended           Ended         Ended
                                Sept. 30 2008   Sept. 30 2007  Sept. 30, 2008  Sept. 30,2007
                                 (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
                                 ------------- -------------      ------------- ----------

Investment income:                 $      --       $     --         $    --      $     --

Operating expenses:
 Professional services               104,480         37,968         186,892       140,697
 Litigation Settlement                   -                -              -         45,000
 Other selling, general and
    administrative expenses            4,788         50,266          21,804       105,908
                                   ---------      ---------        --------      --------
Total Operating expenses             109,268         88,234         208,696       291,605
                                   ---------      ---------        --------      --------
Net Operating loss                  (109,268)       (88,234)       (208,696)     (291,605)
Other income (expense):
 Gain on payable settlements               -              -         180,373        10,000
                                   ---------      ---------        --------     ---------
Net income (loss) before provision
    for income taxes                (109,268)       (88,234)        (28,323)     (281,605)

Income tax expenses                       --            800            (800)           800
                                   ---------      ----------       ---------   ----------
Net investment loss                 (109,268)       (89,034)        (29,123)     (282,405)
                                   ---------      ----------      ----------    ---------

  Net realized gain on portfolio     291,369         42,259       1,356,137         2,083
  Net change in unrealized
    (depreciation) appreciation in
     portfolio companies            ( 94,493)       400,528      (2,799,621)      206,018
  Impairment of investments         ( 12,500)           --          (12,500)
  Interest (expense)                  (2,632)           --          (20,794)          --
  Interest income                         -             --               30           --
                                   ---------      ----------      ----------    ---------
Net increase (decrease) in net assets
  resulting from operations        $  72,476      $ 353,753    $ (1,505,871)    $ (74,304)
                                  ==========      ==========     ===========   ==========

Weighted average number of
      common shares                3,633,067      3,633,067       3,633,067     3,671,067
Basic earnings per share            $  0.020      $ (0.097)       $ (0.414)     $ (0.020)
Weighted average number of
   fully diluted shares           13,633,067     13,633,067      13,633,067    13,633,067
Diluted earnings per share        $    0.005       $ (0.026)      $  (0.110)    $  (0.005)

                                  ==========      ==========     ===========   ==========





                     See accompanying notes the financial statements.



                                   REGAL ONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                                   Nine Months Ended   Nine Months Ended
                                                   September 30, 2008  September 30, 2007
                                                      (Unaudited)          (Unaudited)
                                                   ------------------  ------------------
Cash flows from operating activities:
Net decrease in net assets from operations            $(1,505,871)         $  (74,304)
Adjustments to reconcile net increase (decrease)
    in net assets resulting from operating activities:

      Unrealized decrease (increase) in investments
        in portfolio companies                          2,799,621             (45,859)
      Impairment of investments                            12,500
      Realized gain on sale of marketable securities   (1,356,137)             (2,083)
      Gain on settlement of liabilities                  (180,373)            (10,000)

Changes in operating assets and liabilities:
      Decrease in due to stockholders and officers       (367,025)             70,000
      Increase (decrease) in accounts payable/accrued
        expenses                                         (113,500)            (41,094)
       Decrease  in contingent litigation fees              __               (250,000)
                                                        ---------            --------
Net cash used in operating activities                    (710,785)           (353,340)

Cash flows from investing activities:
      Proceeds from sale of marketable securities       1,384,994                 --
                                                        ---------            --------
Net cash provided by investing activities               1,384,994                 --

Cash Flows from financing activities:
      Increase in margin loan                                 132                  --
      Increase (decrease) in note payable - shareholder  (786,422)            423,500
      Proceeds from note holder                           135,628                 --
                                                        ---------            --------
Net cash provided by (used in) financing activities      (650,662)            423,500

Net change in cash                                         23,547              70,160
Cash at beginning of period                                64,262                  42
                                                        ---------            --------
Cash at end of period                               $      87,808         $    70,202
                                                     =============          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Non-Monetary Transactions:
      Gain on settlement of liabilities                   180,373                  --
      Dividend payable on 465,430 portfolio company shares    --              653,948
                                                        ---------            --------
      Total non-monetary transactions                $    180,373         $   653,948
                                                      ===========         ===========


      See accompanying notes to the financial statements





                            REGAL ONE CORPORATION
                      STATEMENTS OF FINANCIAL HIGHLIGHTS
                                          Nine Months Ended Nine Months Ended
                                          September 30,2008 September 30, 2007
                                            (Unaudited)      (Unaudited)
                                         ----------------    -------------
  Per Share Unit Operating Performance

NET ASSET VALUE, BEGINNING OF PERIOD            $ 0.667         $0.276

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss                              (0.008)        (0.078)
Net change in unrealized (depreciation)
   appreciation of portfolio companies           (0.774)         0.057
Net realized gain on portfolio securities         0.373          0.001
                                              ---------       ---------
Total from investment operations                 (0.414)        (0.020)

SHAREHOLDER ACTIVITY
    Declared dividend                                            0.027
NET ASSET VALUE, END OF PERIOD                  $ 0.253         $0.282
                                              =========        =======

TOTAL NET ASSET VALUE RETURN (LOSS)              (90.1)%         2.2%
                                               ========        =======
RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period                     $ 919,029     $1,025,807
                                              =========      =========
Ratios to average net assets:
    Net expenses                                  12.5%         28.7%
    Net investment loss                          (90.1)%        (7.3)%
    Portfolio turnover rate                        0.57           --


      See accompanying notes to the financial statements







                              REGAL ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company" or "Regal One") located in Los Angeles, California, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc. Since inception the Company has been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined it was in our shareholder's best interest to change the focus of the Company's operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company ("BDC") under the Investment Company Act of 1940. On September 16, 2005, we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10-QSB.

Basis of Presentation

On February 9, 2004, the Company acquired 100% of the stock of O2 Technology by issuing 1,000,000 shares valued at $0.6495 per share for a $649,526 investment. During the course of 2004, the Company loaned O2 Technology $518,490 for an aggregate investment of $1,168,016. Consolidated financial statements were included in the 10Q filings with the SEC for March 31, June 30, and September 30, 2004. As set forth in various previous financial reports and SEC filings, the Company sought a rescission of the O2 Technology acquisition. The Company's management elected to fully reserve the $1,168,016 investment and seek redress through the courts. In May 2007, the Eco Litigation was settled by the parties (see Note 10: "Contingencies"). Accordingly, Regal One has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock. Consequently, the accompanying financial statements are not consolidated.

In 2006, the Company began reporting as a BDC and the attached financial statements for the quarter ended September 30, 2008 have been formatted in conformity with the December 31, 2007 and 2006 financial statements, including the BDC required supplemental schedules, for comparative purposes. Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the quarter ended September 30, 2008 and the year ended December 31, 2007 and its operating results, cash flows and changes in net assets for the quarter ended and nine months September 30, 2008 and the year ended December 31, 2007 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.


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

Valuation of Investments (as an Investment Company)

As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value. The value is determined by management for investments which do not have readily determinable market values. In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has adopted SFAS No. 157 and expects it will not have a material effect on the consolidated financial results of the Company in future years.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented.

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

Stock Based Incentive Program

SFAS No. 123(R), "Share Based Payment", a revision to SFAS No. 123, "Accounting for Stock Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share based payment transactions. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, purchased, or canceled after that date. The Company adopted SFAS No. 123(R) effective January 1, 2006.



Exchange of Non-monetary Assets

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

Marketable Securities

In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem's common stock and a warrant to purchase an additional 1,000,000 shares of common stock which contains certain anti-dilution provisions in exchange for a variety of considerations supporting Neuralstem's transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see
Note 7: "Investments"). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006.

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

As of September 30, 2008, Regal held 655,000 Neuralstem shares valued at a discounted price from the September 30, 2008 market price due to the current thinly traded market for Neuralstem shares. Of the total shares held at September 30, 2008, all have been recorded as a current asset. These shares constitute working capital available to Regal as of September 30, 2008. Regal also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. Only a $50,000 value has been assigned to these warrants. This Neuralstem warrant is carried as a long term investment. On December 31, 2006, Regal had recorded a dividend payable balance in the current liabilities section of its Balance Sheet. This distribution initially consisted of 500,473 Neuralstem shares. The distribution was made in the first quarter of 2007 and resulted in an adjustment to the current liabilities balance.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been adopted by the Company.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of our 2007 fiscal year, with no cumulative effect of the change in accounting principle needing to be recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

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

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," (SFAS 161) as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. Management is currently evaluating the effect this pronouncement will have on our financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 163 will have a material impact on our financial condition or results of operation.

NOTE 4 - EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock. Since that date, there has been no other equity sales in the nine months ended September 30, 2008 and years ended December 31, 2007 and December 31, 2006.

In May 2007, the Eco Litigation was settled by the parties (see Note 10:
"Contingencies - Eco Litigation"). Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock. As a result, the Company's outstanding common share balance as of September 30, 2008 and at December 31, 2007 are 3,633,067.

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter. An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in that quarter for the vested options. All the options are exercisable at the price of $0.50 per share, which is equal to or higher than the public share price on the dates of the grants and as of September 30, 2008 and December 31, 2007. The option lives ranged from 3 years to 10 years. During the quarter ended September 30, 2006, no additional options were granted but 50,000 options vested in conjunction with the effective date of the Neuralstem SB-2 registration, a contractual milestone, and an additional option expense of $16,861 was realized.

In the quarter ended December 31, 2006, 50,000 options vested in conjunction with a contractual milestone and an additional option expense of $12,539 was realized. No additional options were granted or vested and no options were exercised during the nine months ended September 30, 2008 and year ended December 31, 2007.

In connection with the secured loan received during the quarter ended September 30, 2006 and paid in the quarter ended December 31, 2006, warrants to purchase 75,000 shares of the Company's stock were issued to the lender as a commitment fee. These warrants have been valued under the Black-Scholes Pricing Model and $26,171 was recognized in the year as prepaid expense that was fully amortized into expense on the payment date. The warrants are exercisable for a period of five years at the price of $0.60 per share. None of these warrants were exercised during the nine months ended September 30, 2008 or during the year ended December 31, 2007.

The authorized number of shares of preferred stock (Series A and B) is 550,000. The Company's Certificate of Incorporation allows for segregating this preferred stock into separate series. As of September 30, 2008 and December 31, 2007, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock and there were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were outstanding.

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

As of the nine months ended September 30, 2008 and the year ended December 31, 2007, no dividends have been declared on the Series A or Series B convertible preferred stock.

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

NOTE 6 - STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to offer incentives to its employees, directors, officers, consultants and advisors. On May 3, 1995, the Company filed a registration statement on Form S-8 adopting a 3,000,000 common share plan. Under the plan, the Board of Directors was authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. In 2004 and earlier years, the Plan was extended by the Company's shareholders. On March 4, 2005, the Company's shareholders approved another extension of time in which to exercise outstanding options to purchase shares of the Company's common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result 1,147,140 unexercised options became null and void. During the year ended December 31, 2005, 252,308 options, respectively, were exercised and the Company realized $205,000 in working capital. As of September 30, 2005, holders had exercised options to purchase 1,852,860 shares of common stock. As of December 31, 2006 and December 31, 2007, all outstanding options granted under our stock option plan had either been exercised or expired. As of December 31, 2007 and September 30, 2008, there were no changes and there were 980,986 shares available for future grants.

NOTE 7 - INVESTMENTS

On March 7, 2005, Regal's Board of Directors determined it was in our shareholder's best interest to change the focus of the Company's business to providing financial services through our network of advisors and professionals, and to be treated as a business development company ("BDC") under the Investment Company Act of 1940.

On September 16, 2005, the Company filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company
(BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10-QSB SEC filings.

In the quarter ended June 30, 2005, the Company entered into an agreement with American Stem Cell Corporation (ASCC), a private development stage company, to assist ASC in the preparation and filing of an SB-2 registration statement. Regal One acquired 3,000,000 shares of ASC's common stock in exchange for the Company's investment via a variety of considerations that would support ASC's transition from a private development-stage company to a publicly traded operational entity.

These considerations included the Company's assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company's network of advisors and other related resources. Regal One valued these shares in its balance sheet at the $34,087 of accrued legal fees that it had assumed. However, in 2006 the SB-2 registration was withdrawn and ASC undertook a restructuring of its various securities holders. In the quarter ended December 31, 2006, the Company wrote off its $34,087 investment in ASC. In December 2007, the Company sold 2,000,000 of the 3,000,000 common shares it held back to American Stem Cell for $25,000. The remaining 1,000,000 shares were valued at $12,500, as a long term investment as of June 30, 2008 and December 31, 2007. During the third quarter of 2008, the Investment Committee of the Board of Directors approved the write-off of the fair value of the 1,000,000 shares of American Stem Cell Corporation (ASCC) portfolio common stock valued at $12,500 because the stock has no marketable value at the present time.

Also in the quarter ended June 30, 2005, the Company had entered into a Letter of Intent with Neuralstem, Inc., a private early stage company, to assist it in filing an SB-2 registration statement. Effective September 15, 2005, those understandings were formalized in an "Equity Investment and Share Purchase Agreement" between the parties. Regal One acquired approximately 1,800,000 shares of Neuralstem's common stock and a warrant, containing certain anti-dilution provisions, to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem's transition from a private, early stage, research and development company to a publicly traded operational entity. These considerations included the Company's assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company's network of advisors and other related resources. Regal One has reflected these shares in its balance sheet based on its estimated $50,000 direct cost of the considerations it had provided to Neuralstem.

During 2006, Neuralstem filed an SB-2 registration statement with the SEC and in August 2006 it was declared effective. As of December 31, 2006, Neuralstem shares were trading on the OTC: BB exchange. Prior to effectiveness of the registration, 1,000,000 of Neuralstem shares held by Regal were subject to forfeiture based on a contingency concerning the initial submission date and effective date of Neuralstem's SB-2 registration; 51,000 of these shares were forfeited in the third quarter of 2006 and the balance are no longer subject to forfeit. As of December 31, 2006, the 1,794,287 Neuralstem shares then held after the forfeit were valued as indicated in the financial statements Balance Sheet of 2006. Of those shares, 800,000 shares were registered by Neuralstem, were readily salable and were reclassified as Marketable Securities in the Current Assets section of the Balance Sheet. Initially, 500,473 of those Neuralstem shares were reserved for distribution to the Company's shareholders as a dividend, which distribution was made on February 5, 2007. Of that amount, 35,038 shares were withheld from distribution pending the outcome of the Eco Litigation. On May 7, 2007, the Company reached a settlement in the Eco Litigation resulting in the release of the 35,038 Neuralstem shares to the Company.

As of September 30, 2008, the 655,000 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet. Regal One also has ten year warrants at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a nominal $50,000 value has been assigned to these warrants which are carried as a long term investment in the Balance Sheet.

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

In 2005, all portfolio companies were reported on a cost basis. For 2006, 2007 and the nine months ended September 30, 2008, the Investment Committee of the Board of Directors early adopted the provisions of FAS 157 for valuation of the portfolio and bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of and the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

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

For the nine months ended September 30, 2008, the Company realized a net loss from operations of $1,505,871 and the related valuation.

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

In February 2008, the stockholder/officer and the Company agreed to certain terms regarding this matter and in March 2008 a payment of $600,000 towards principal and interest was made, leaving a combined balance of principal and interest of $150,850 as of March 31, 2008. During the quarter ended June 30, 2008, additional interest of $2,521 was accrued on the note. This note was fully settled in July 2008 for $153,371 by transferring 100,000 shares of Neuralstem stock.

The combined amounts due to stockholders and officers and note payable to officer, as of September 30, 2008, are $ 0 and at December 31, 2007 were $846,758. Both amounts include the above secured Note Payable and the related accrued interest.

In the fourth quarter of 2007, annual compensation totaling $85,000 was accrued for two independent directors and for consulting services of a stockholder, and during the quarter ended March 31, 2008 this amount increased by $15,000. In March 2008, a payment of $100,000 for total accrued compensation was paid to the Company's President who resigned effective March 31, 2008. The total due to stockholders and officers that represent advances and compensation which are non-interest bearing, unsecured and payable on demand was $0 at September 30, 2008.

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

During the quarter ended June 30, 2008 a settlement was reached with a shareholder due $6,750 resulting in a $3,250 gain recorded. Additionally, a $60,000 reduction in accrued expense liability for Director fees was achieved by cash settlement payments totaling $40,000, resulting in a gain on settlement expense of $20,000. Funds used to make all of the payments described above were derived from the sale of some of the marketable securities held by the Company at December 31, 2007.

NOTE 10 - CONTINGENCIES

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

Since the Company has historically incurred substantial debts in connection with its operations, the Company has entered into negotiations and settlements of most of its outstanding debts. In this regard, a contingent liability for $25,000 was included in the December 31, 2007 financial statements as an expense and payable relative to such matters. This amount was disbursed in full settlement in the quarter ended March 31, 2008.

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

Relative to the compensation of Regal's two independent directors for services rendered in 2007, the Board resolved they each should be paid 10,000 shares of Neuralstem stock, the total of which at year end was valued at $60,000 and was included in the December 31, 2007 financial statements as an expense and payable. These debts were settled in May 2008 by cash payments of $20,000 to each director as payment in full. The difference of $20,000 was recorded as a settlement gain during the quarter ended June 30, 2008.

The Company settled the outstanding loan payable and accrued interest to an officer/shareholder in the amount due of $153,371 by transferring 100,000 shares of Neuralstem common stock in Regal's portfolio to the account of the officer on July 31, 2008.

Relating to the ongoing settlement and payment of other payables and claims, the Board directed the officers of Regal to negotiate and settle the Company's outstanding debts in exchange for mutual releases, for debts in excess of $5,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

In this report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as "believe", "expect", "seek", "estimate", "anticipate", "intend", "plan", "budget", "project", "may likely result", "may be", "may continue" and other similar expressions. When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including but not limited to:

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

We were initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our Board of Directors determined it was in our shareholder's best interest to change the focus of the Company's operation to providing financial services through our network of advisors and professionals. Typically these services are provided to early stage biomedical companies who can benefit from our managerial skills, network of professionals and other partners.

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

Portfolio Investments

During the nine months ended September 30, 2008, we did not add any companies to our portfolio. Our portfolio valued at a discount from fair market value is as follows:

Regal One Corporation Portfolio Investments
                                                         Value of Investments
     Name of Company                 Investment       as of September 30, 2008

Neuralstem, Inc. (OTCBB: CUR)       Common Stock             $789,668
Neuralstem, Inc.                     Warrants                  50,000

Neuralstem, Inc. ("Neuralstem") is a life sciences company focused on the development and commercialization of treatments based on transplanting human neural stem cells. At present, Neuralstem is pre-revenue and has not yet undertaken any clinical trials with regard to their technology.

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

As of September 30, 2008, the Company holds 655,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of $5.00 per share.

American Stem Cell Corporation

American Stem Cell Corporation ("ASCC") is a private development stage company with plans to acquire stem cell companies and technologies. In January of 2006, we were notified that ASC's expected acquisition of its initial stem cell company had failed. We understand that ASCC is still searching for a business to acquire, but has limited resources and no firm plans.

As of September 30, 2008, we hold 1,000,000 shares of ASCC common stock. For purposes of portfolio valuation, our investment committee has valued the investment at $0.00 because the stock has no market value and is no longer listed as an investment asset.

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

Compliance with the Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly held companies and their insiders including for example:

     Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

     Periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

     Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

     The Company may not make any loan to any director or executive officer and we may not materially modify any existing loans.


The Sarbanes-Oxley Act required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated within the regulations stated in the SOX Act of 2002. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.


Financial Condition Overview

The Company's total assets were $927,476 and its net assets were $919,029 at September 30, 2008, compared to $3,737,770 and $2,424,900, respectively, for the period at December 31, 2007.

The changes in total assets during the nine months ended September 30, 2008 were primarily attributable to a decrease in unrealized appreciation in marketable securities of $2,799,621 and impairment of investments of $12,500 offset by a realized gain of $1,356,137 and a loss of ($29,123) on investment operations. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the nine months ended September 30, 2008 were attributable to the net operating loss from operations for the period of ($29,123), the changes in investment value arising from a $1,356,137 realized gain on sale of investments, the $2,799,621 unrealized loss on the portfolio valuation and impairment of investments of $12,500, interest expense of $20,794 and $30 interest income.

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

Result of Operations for the nine month period ending September 30, 2008 vs.
2007.

Operating Expenses

For the nine months ended September 30, 2008, operating expenses were $208,696 compared to $291,605 for the comparable period of 2007. The decrease for the nine month period ending September 30, 2008 compared to the comparable period of 2007 is primarily attributed to no Litigation Settlement expense ($45,000) and decreased General and Administrative Expenses ($84,104) offset by a $46,195 increase for Professional Services expenses.

Net Investment Income/ (Loss)

For the nine months ending September 30, 2008, our net investment loss after taxes was $29,123 compared to a loss of $282,405 for the comparable period in 2007. The net change gain of $253,282 in the nine month period ending September 30, 2008 as compared to the comparable period ended September 30, 2007 was attributable to the factors discussed above and an $180,373 gain on settlements of various payables.

Other increases (decreases) in net assets from investments

For the nine months ended September 30, 2008, net assets increased from the proceeds from the Net Realized Gain on the sale of portfolio securities of $1,356,137 compared to a gain of $2,083 for the comparable period in 2007. Refer to the Statements of Operations schedule F-5.

Liquidity and Capital Resources

At September 30, 2008, we had approximately $877,476 in liquid and semi-liquid assets consisting of $87,808 in cash; and $789,668 in saleable marketable securities discounted from their fair market value by 28%, as determined by the management of the Company and its Board of Directors.

For the nine month period ended September 30, 2008, we primarily satisfied our working capital needs from: (i) cash on hand at the beginning of the period,
(ii) the sale of marketable securities in the gross amount of $1,384,994,
(iii) loans from officers and repayment in full in the amount of $135,628 and
(iv) borrowing from our brokerage margin account loan. Working capital expenditures included: i) a decrease in a note payable and interest due to one of our officers in the amount of $650,794, (ii) payment of accounts payable/accrued expenses of $113,500 and (iii) net payments due to other stockholders of $367,025 for the nine months ended September 30, 2008. The Company established a collateralized loan account with a securities broker/dealer that as of September 30, 2008 held 600,000 shares of Regal's Neuralstem stock. During the nine months ended September 30, 2008, Regal received loans in the amount of $450,000 under this margin account, and repaid $450,000 of that amount, with neither amount reflecting small interest amounts. No additional loans were required during the third quarter of 2008.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $37,000. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For the year ended December 31, 2007, the Company had no revenues and operating expenses of $445,596. Consequently, the Company was required either to sell new shares of Company common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first nine months of 2008, the Company sold or transferred 618,814 shares of inventory stock that along with a declining stock value and a stock write-off reduced the investment inventory value by $2,821,340. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in net asset value for Company stockholders. The Company cannot assure it will be able to find investors willing to purchase it's shares on acceptable terms, in which case, the Company could deplete its cash and liquid resources.

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

Although at present it appears the Company is trading at a discount to Net Asset Value, there can be no assurance this trend will continue. Moreover, as the Company utilizes and monetizes its assets for its continuing operating needs, the Net Asset Value will decrease, potentially resulting in further decreases in the price of the Company's common stock.

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

We could fail to retain or attract key personnel who are required in order for us to fully carry out our business plan:

The Company's operations and ability to implement its business plan are dependent upon the efforts of its key personnel, the loss of the services of which could have a material adverse effect on the Company. The Company will likely be required to hire additional personnel to implement its business plan. Qualified employees and consultants are in great demand and are likely to remain a limited resource for the foreseeable future. Competition for skilled, creative and technical talent is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel. Any failure by the Company to retain the services of existing employees and consultants or to hire new employees when necessary could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

The Company's common stock may be subject to the penny stock rules which might make it harder for stockholders to sell:
As a result of our stock price, our shares are subject to the penny stock rules. Because a "penny stock" is, generally speaking, one selling for less than $5.00 per share, the Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect stockholder's ability to sell their shares because some broker-dealers may not be willing to make a market in the Company's common stock because of the burdens imposed upon them by the penny stock rules which include but are not limited to:

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

Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At September 30, 2008, 100% of the Company's asset value resulted from a single portfolio holding.

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

The lack of liquidity in the Company's portfolio securities would probably prevent the Company from disposing of them at opportune times and prices, which may cause a loss and/or reduce a gain:

The Company will frequently hold securities in privately-held companies. Some of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of such investments may make it difficult to sell such investments at advantageous times and prices or in a timely manner. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the values recorded for such investments. The Company may also face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that the Company has material non-public information regarding such portfolio company. If the Company is unable to sell its assets at opportune times, it might suffer a loss and/or reduce a gain. Restrictions on resale and limited liquidity are both factors the Board will consider in determining fair value of portfolio securities. Moreover, even holdings in publicly-traded securities are likely to be relatively illiquid because the market for companies of the type in which the Company invests tend to be thin and usually cannot accommodate large volume trades.

Holding securities of privately held companies may be riskier than holding securities of publicly traded companies due to the lack of available public information:

The Company will frequently hold securities in privately-held companies which may be subject to higher risk than holdings in publicly traded companies. Generally, little public information exists about privately-held companies, and the Company will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose some or all of the money it invests in these companies. These factors could subject the Company to greater risk than holding securities in publicly traded companies and negatively affect investment returns.

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

   None

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K filed during the quarter

Exhibits

The following exhibits are included as part of this Report on Form 10-Q. References to "the Company" in this Exhibit List mean Regal One Corporation, a Florida corporation.

Exhibit Number Description                                    Filed Herewith

31.1 Certification of the Principal Executive Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.       [X]
32.1 Certification of Principal Executive Officer
     Pursuant to 18 U.S.C Section 1350.                                [X]


Form 8-K Reports filed during the quarter

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Regal One Corporation

       Dated: November 14, 2008
       By:/S/ Charles J. Newman
       Charles J. Newman
       Chief Executive Officer, Chief Financial Officer


                          POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Charles J. Newman, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Quarterly Report on Form 10-Q, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                         OFFICERS AND DIRECTORS

      Name                   Title                             Date

/s/ Charles J. Newman                                     November 13, 2008
By: Charles J. Newman
   Chief Executive Officer, Chief Financial Officer, and
   Director (Principal Executive Officer)


/s/ Carl Perry                                            November 13, 2008
By: Carl Perry          Director


/s/ Neil Williams                                         November 13, 2008
By: Neil Williams       Director


46