Form 10-K
period 2008-12-31
REGAL ONE CORP
filed 2009-04-15
CIK 845385

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from   to    .

                    Commission File Number 814-00710

                           REGAL ONE CORPORATION
             (Exact name of Registrant as specified in its charter)

          Florida                                 95-4158065
(State or other jurisdiction of       (I.R.S. employer identification No.)
incorporation or organization)

11300 West Olympic Blvd, Suite 800,
Los Angeles, CA                                   90064
(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code: (310) 312-6888

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                        Name of Each Exchange on
                                               Which Registered
Common Stock                                     OTCBB


Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.    Yes []  No [X]

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes []  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]  No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of accelerated filer, large accelerated filer and smaller reporting company in rule 12b-2 of the Exchange Act. (Check one.)
    Large accelerated filer  []      Accelerated filer []
    Non Accelerated filer    [X]     Smaller Reporting Company []

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Act).    Yes [] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of its common stock on the OTCBB on March 19, 2009) was approximately $439,600.

As of March 19, 2009, there were: 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

Subsequent Event

Disclosure with regard to election of new Directors or certain officers

On February 20, 2009, the Registrant filed form Schedule 14C to provide an information statement about the election of two new Directors and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Year ended December 31, 2007 that was mailed to security holders on record as of February 18, 2008.

Disclosure with regard to the resignation of Directors

Two persons who were Directors in 2008 elected not to be reappointed to the Board. One new board member elected on February 16, 2009 has subsequently resigned effective as of March 31, 2009 as reported on Form 8-K filed on April 1, 2009. Currently Regal has three directors.

                                  TABLE OF CONTENTS


                                                                        Page
                                    PART I
ITEM 1.     Business                                                       4
Item 1A.    Risk Factors                                                   9

Item 2.     Properties                                                    16
Item 3.     Legal Proceedings                                             16
Item 4.     Submission of Matters to a Vote of Security Holders           16

                                    PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities           17
Item 6.     Selected Financial Data                                       20
Item 7.     Management's Discussion and Analysis of Financial Condition
                And Results of Operations                                 21
Item 7A.    Quantitative an Qualitative Disclosures About Market Risk     24
Item 8.     Financial Statements and Supplementary Data                   24
Item 9.     Changes in and Disagreements with Accountants on Accounting
                And Financial Disclosure                                  24
Item 9A.    Controls and Procedures                                       24
Item 9B.    Other Information                                             25

                                   PART III
Item 10.    Directors, Executive Officers and Corporate Governance        26
Item 11.    Executive and Director Compensation                           27
Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters               30
Item 13.    Certain Relationships and Related Transactions, and Director
                 Independence                                             31
Item 14.    Principal Accountant Fees and Services                        32

                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules                    33

Signatures                                                                34

                                  PART I

FORWARD LOOKING STATEMENTS

This annual report contains statements, referred to as "forward-looking statements", "within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as "believe", "expect", "seek", "estimate", "anticipate", "intend", "plan", "budget", "project", "may likely result", "may be", "may continue" and other similar expressions. When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including but not limited to:

     The type and character of our future investments

     Future sources of revenue and/or income

     Increases in operating expenses

     Future trends with regard to net investment losses

     How long cash on hand can sustain our operations as well as other statements regarding our future operations, financial condition and prospects and business strategies.

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, investors, prospective investors, and readers are cautioned not to place undue reliance on such forward-looking statements. See Item 1A - Risk Factors.

DESCRIPTION OF BUSINESS

Overview

Regal One Corporation is a financial services company which coaches and assists biomedical companies, through our network of professionals, in listing their securities on the over-the-counter bulletin board (OTCBB) market.

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

Typically these services are provided to early stage biomedical companies who can benefit from our managerial skills, network of professional consultants and other partners.

During our clients' early stage of development, they typically have limited resources and compensate us for our services in capital stock. Accordingly, although our primary business is to provide consulting services and not to be engaged, directly or through wholly-owned subsidiaries, in the business of investing, reinvesting, owning, holding or trading in securities, we may nonetheless be considered an investment company as that term is defined in the Investment Company Act of 1940 (1940 Act). In order to lessen the regulatory restrictions associated with the requirements of the 1940 Act, on June 16, 2005 we elected to be treated as a Business Development Company (BDC) in accordance with sections 55 through 65 of the 1940 Act.

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

Where the stock market has established a trading history and sufficient volume to provide a fair market value price for the securities held by our Company as saleable current assets, we will value those securities at the closing price per share as of the last day of the fiscal period being reported.

Strategy

We intend to focus our efforts on assisting private biomedical companies with distinctive IP and well-defined, near-term applications that address significant and quantifiable markets and that can benefit from our network of business professionals. Our Investment Committee has adopted a charter wherein these criteria will be weighed against other criteria including:

     Strategic fit,
     Management ability, and
     Incremental value that we can bring to the potential client

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

Portfolio Investments

During the twelve months ended December 31, 2008, we did not add any companies to our portfolio. Our investment in American Stem Cell (ASC) was removed from our books as management decided it has no current market value. Our portfolio is as follows:

Name of Company                 Investment    Value of Investment as of
                                                     Dec. 31, 2008

Neuralstem, Inc. (OTCBB: CUR)   Common Stock        $  967,613
Neuralstem, Inc.                Warrant                 50,000
LMP Money Market Trust          Money Market Fund           15
                                                    -----------
Total                                               $1,017,628

Neuralstem, Inc.

On June 16, 2005, we entered into an agreement whereby we provided services to Neuralstem, Inc. In consideration for such services, we were granted approximately 1,800,000 shares of Neuralstem's common stock and a warrant to purchase an additional 1,000,000 common shares at $5.00. The warrant contains certain anti-dilution provisions. Of the approximately 1,800,000 shares granted to us, we distributed approximately 500,000 shares to our stockholders on February 5, 2007.

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

As of December 31, 2008, we hold 587,500 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of $5.00 per share.

American Stem Cell

On June 30, 2005, we entered into an agreement with American Stem Cell ("ASC") whereby we were to provide consulting services. In consideration for such services we were granted 3,000,000 common shares of ASC.

ASC is a private development stage company with plans to acquire stem cell companies and technologies. In January of 2006, we were notified that ASC's expected acquisition of its initial stem cell company had failed. We understand ASC is still searching for a business to acquire, but has limited resources and no firm plans.

In October of 2007, ASC offered to repurchase 2,000,000 of its common shares that we held in exchange for $25,000 and a general mutual release of our obligations to file a registration statement on behalf of ASC. On November 20, 2007, our board of directors approved the transaction which was completed on December 7, 2007.

As a result of the above described transaction, we reduced our holdings in ASC stock by 2,000,000 common shares. As of December 31, 2008, we hold 1,000,000 shares of ASC common stock. At September 30, 2008, our investment committee of the Board of Directors determined the common stock in ASC had no marketable value at the present time and approved the write-off of the asset value of $12,500 for the 1,000,000 shares it owns.

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

Code of Ethics:

The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof, (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company. The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. The Company's Code of Ethics is posted on our website at http://www.regal1.com/.

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

The Company's Audit Committee and Compensation Committee is comprised of one director. We anticipate that additional board members will be admitted and will augment the current audit committee. In January 2009, Mr. Bernard L. Brodkorb was accepted as a Regal Board Member and Director. Mr. Brodkorb is a licensed certified public accountant (CPA) who is a qualified financial expert and will be actively participating on the Audit Committee.

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

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated within the regulations stated in the SOX act of 2002. We will continue to monitor our compliance with all future regulations that are adopted or required under the Sarbanes-Oxley Act and will take actions necessary to ensure we are in compliance therewith.

Item 1A. RISK FACTORS

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

We Have Historically Lost Money and Losses May Continue in the Future:

We have historically lost money. Our net operating loss for the 2008 fiscal year was $314,152 and future losses are likely to occur. This is an improvement over our operating loss for fiscal 2007 in the amount of $445,596. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

The Company's cash expenses are very large relative to its cash flow which requires the Company continually to sell shares from its investments. This could result in substantial dilution to our shareholders equity or our ability to continue in operations should additional capital not be raised:

For year ended December 31, 2008, the Company had no operating revenues and had operating expenses of $314,152. Consequently, the Company was required to sell shares of the Company's inventory of investment common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. Gross proceeds from the sale of securities in 2008 in the amount of $1,513,856 were realized. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in net asset value for the Company's stockholders. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

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

The Company's equity investments may lose all or part of their value, causing the Company to lose all or part of its investment in those companies:

The equity interests in which the Company invests may not appreciate in value and may decline in value. Accordingly, the Company may not be able to realize gains from its investments and any gains realized on the disposition of any equity interests may not be sufficient to offset any losses experienced. Moreover, the Company's primary objective is to invest in early stage companies, the products or services of which will frequently not have demonstrated market acceptance. Many portfolio companies lack depth of management and have limited financial resources. All of these factors make investments in the Company's portfolio companies particularly risky.

The Company's common stock is trading at a substantial discount to net asset value:

The following summarizes the Company's approximate net asset value per common share and corresponding stock price:


As of December 31,            2008     2007      2006      2005

Net Asset Value              $0.31     $.67      0.22     (0.07)

Stock Price*                  0.11     0.06      0.15      0.30

*Stock Price is the closing price as of the last trading day in December of each corresponding year.

At present the Company is trading at a discount to Net Asset Value. In 2005, the Company's common stock traded at a substantial premium to its net asset value. Moreover, as the Company utilizes and monetizes its assets for its continuing operating needs the Net Asset Value will decrease, potentially resulting in further decreases in the price of the Company's common stock.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements:

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) under the symbol (RONE) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

We could fail to retain or attract key personnel who are required in order for us to fully carry out our business plan:

The Company's operations and ability to implement its business plan are dependent upon the efforts of its key personnel, the loss of the services of which could have a material adverse effect on the Company. The Company will likely be required to hire additional personnel to implement its business plan. Qualified employees and consultants are in great demand and are likely to remain a limited resource for the foreseeable future. Competition for skilled, creative and technical talent is intense. There can be no assurance the Company will be successful in attracting and retaining such personnel. Any failure by the Company to retain the services of existing employees and consultants or to hire new employees when necessary could have a material adverse effect upon the Company's business, financial condition and results of operations. Our future success depends in significant part on the continued services of Charles J. Newman, our Chairman, Chief Executive Officer and CFO. We have no employment agreement with or company life insurance on Mr. Newman.

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

Our share ownership is concentrated:

The Company's officers, directors and principal stockholders, together with their affiliates, beneficially own approximately 70% of the Company's voting shares. As a result, these stockholders, if they act together, will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company's common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of the Company's other stockholders.

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

The Company's common stock may be subject to the penny stock rules which might make it harder for stockholders to sell:

As a result of our stock price, our shares are subject to the penny stock rules. Because a "penny stock" is, generally speaking, one selling for less than $5.00 per share, the Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in the Company's common stock because of the burdens imposed upon them by the penny stock rules which include but are not limited to:

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

     Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At December 31, 2008, 82% of the Company's asset value resulted from a single portfolio holding.

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

Item 2. PROPERTIES

The Company does not own any real estate or other physical properties materially important to our operation. Our offices are located at 11300 West Olympic Blvd., Suite 800, Los Angeles, California 90064. The primary purpose of our office is to have a physical location at which to receive mail. Our part-time employees and consultants work from virtual offices. We believe the use of virtual offices will be adequate for our present business needs.

Item 3. LEGAL PROCEEDINGS

As of the date of this annual report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 2008, there were no submissions of any matters to a vote of the Company's security holders.

See Note 11 - SUBSEQUENT EVENTS. On February 4, 2009 there was a shareholder meeting to vote on Directors and nominees for Director for Regal One Corporation. Schedule Form 14-C was filed with the commission on February 20, 2009 to report the consent to action reported in this information statement. Mr. Charles J. Newman was confirmed as Chairman of the Board, CEO, CFO, and Director. Two new Directors were confirmed and added to the Board.

                                  PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company's Common Stock is traded on a limited and sporadic basis on the OTCBB (Over-The-Counter Bulletin Board) under the symbol (RONE). The following table sets forth the trading history of the closing price of the Common Stock on the Bulletin Board for last two years as reported by the WWW.OTCBB.COM web site. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

         Quarter Ending          Quarterly High  Quarterly Low

         Dec. 31, 2008              $ 0.11          $0.06
         Sep. 30, 2008              $ 0.10          $0.06
         Jun. 30, 2008              $ 0.14          $0.06
         Mar. 31, 2008              $ 0.19          $0.08

         Dec. 31, 2007              $ 0.16          $0.05
         Sep. 30, 2007              $ 0.30          $0.05
         Jun. 30, 2007              $ 0.14          $0.05
         Mar. 31, 2007              $ 0.34          $0.07


Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company's common stock will be sustained or grow in the future.

Holders of record

As of March 12, 2009, there were approximately:
     621 shareholders of our common stock; and 10 shareholders of our preferred stock.

Notwithstanding, we feel the actual number of common stock holders may be significantly higher as 2,304,263 common shares are held in street name.

Dividends/Distributions

On January 23, 2006, we declared a distribution of approximately 500,000 Neuralstem, Inc. common shares we acquired as a result of services provided. On February 5, 2007, we completed the distribution. As a result of rounding for partial shares we distributed a total of 500,473 Neuralstem, Inc. common shares. We do not currently contemplate making any additional distributions in the future.

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

     On July 12, 2005, we issued to Mr. Christopher Dietrich, for current and prior legal services, 300,000 common shares. Of the shares issued: 193,736 common shares were issued in exchange for current legal services, and 106,264 common shares were issued as payment in full for indebtedness for prior legal services We valued the shares at an average price of $0.4167 each.

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

     On March 31, 2006, we completed a private placement of 362,500 of our common shares to four accredited investors. The common shares were priced at $0.40 per share and resulted in gross proceeds to the Company of $145,000. As part of the offering we granted the investors piggy-back registration rights as well as certain rights providing for the issuance of additional shares in the event the Company's next round of financing is completed at a price of less than $0.60 per share before March 31, 2007. The Company intends to use the proceeds for general working capital.

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

     On February 5, 2008, per board resolution we issued 400,000 common shares to Richard Hull in exchange for a warrant to purchase 500,000 shares of the Corporation's common stock. On March 5, 2008, Richard Hull voluntarily surrendered those 400,000 shares to the Corporation and those shares were cancelled.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan ("1995 Stock Plan") on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. As of December 31, 2008, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled.

Item 6. SELECTED FINANCIAL DATA

Financial Position as of December 31:

                          2008       2007       2006        2005       2004
                     --------------------------------------------------------
Total assets          $1,181,256  3,737,770  2,744,472    238,666     10,868

Total liabilities        $60,528  1,312,870  1,740,977    520,363    460,505

Net assets            $1,120,728  2,424,900  1,003,495   (281,697)  (449,637)

Net asset value per
  outstanding share         .308       .067       0.22      (0.07)  (0.12)

Shares outstanding,    3,633,067  3,633,067  4,633,067  4,270,567  3,658,259

Operating Data for the last five fiscal years ended December 31:

                           2008       2007       2006       2005       2004

Total investment income        $0         0          0          0          0

Total expenses           $314,152   445,596    779,206    220,418  1,645,357

Net operating loss       (314,152) (445,596)  (779,206)  (220,418)(1,645,357)

Total tax expense (benefit)  $800       800        800      1,642        800

Stock Dividends                 0   653,948          0          0          0

(1) The Company began operating as a Business Development Company on September 13, 2004, all prior period figures are based on prior operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

We are a financial services company which coaches and assists biomedical companies through the use of our network of professionals in listing their securities on over the counter or national exchanges. Typically these services are provided to early stage biomedical companies who can benefit from our network of professionals and other partners. As a result of our clients' early stage of development, they typically have limited resources and compensate us for our services in capital stock. Accordingly, although our primary business is to provide consulting services and not to be engaged, directly or through wholly-owned subsidiaries, in the business of investing, reinvesting, owning, holding or trading in securities, we may nonetheless be considered an investment company as that term is defined in the Investment Company Act of 1940 (1940 Act). In order to lessen the regulatory restrictions associated with the requirements of the 1940 Act, on June 16, 2005 we elected to be treated as a Business Development Company (BDC) in accordance with sections 55 through 65 of the 1940 Act.

Managerial Assistance

As a business development company we will offer and provide upon request managerial assistance to certain of our portfolio companies. As defined under the 1940 Act, managerial assistance means providing "significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company."

Financial Condition Overview

The Company's total assets were $1,181,256 and its net assets were $1,120,728 at December 31, 2008, compared to $3,737,770 and $2,424,900, respectively, at December 31, 2007.

The changes in total assets during the twelve months ended December 31, 2008 were primarily attributable to a decrease in unrealized gain of our portfolio investment value of $2,618,779. The Company sold 686,314 shares of portfolio stock at an investment cost of $29,458. Also the Company wrote off it's investment in American Stem Cell for a loss of $12,500. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities.

The decrease in net assets during the twelve months ended December 31, 2008 was primarily attributable to the decrease in the value assigned to Neuralstem stock, and a significant reduction in current liabilities of $1,252,342. The reduction in current liabilities was primarily due to settlement of loans from stockholders and an officer/principal shareholder of the Company. Accounts payable was reduced by $405,584 in 2008. Due to volatile current market conditions and the thinly traded market for Neuralstem shares, management believes the current value of these investments is now approximately 38% less than the fair market value reported as of December 31, 2008.

The Company's financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company's help. These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

Result of Operations for the twelve month periods ending December 31, 2008 and 2007

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared.

Investment Income for the twelve months ended December 31, 2008 and 2007 was $0 and $0, respectively.

Operating Expenses

Our operating expenses consist mostly of fees paid to outside attorneys, consultants, and accountants in connection with the advisory services we provide our clients and to a lesser extent for general overhead.

For the twelve months ended December 31, 2008, operating expenses were $314,152 compared to $445,596 for the twelve month period ended December 31, 2007. The decrease of $131,444 for the twelve month period ended December 31, 2008 as compared to the comparable period of 2007 is primarily attributable to decreases in litigation settlement fees and general and administrative expenses. Operational expenses may increase in the future upon the addition of more companies to our portfolio.

Net Investment Income/Loss

For the twelve months ending December 31, 2008, total operating expenses before other income and expenses and taxes amounted to $314,152. This compares to $445,596 for the year ended December 31, 2007. Gain on settlement of accounts payable and accrued expenses was $180,000 for fiscal 2008 compared to $10,000 for fiscal 2007. These factors combined to provide an improvement in net operating expense before investments of $301,817 for the year. The 2008 expenses consisted primarily of professional services and consulting fees and general overhead.

We anticipate our net investment loss will increase upon the addition of more companies to our portfolio, and as we hold the securities of our portfolio companies for long term capital growth.


Liquidity and Capital Resources

At December 31, 2008, we had approximately $1,131,256 in liquid and semi liquid assets consisting of: $122,478 in cash; 41,150 in prepaid insurance expense and $967,628 in saleable marketable securities.

For the twelve month period ended December 31, 2008, we satisfied our working capital needs from: (i) cash on hand at the beginning of the period; (ii) the net realized gain from sale of marketable securities in the amount of $1,482,454 (iii) settlement gains from payables owed to vendors and Directors of $180,373. As of December 31, 2008, the Company's net asset value (Equity) was $1,120,728.

As of December 31, 2008, the aggregate outstanding balance due under the officer loan was paid in full along with accrued interest.

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

Contractual Obligations

                                   Less than   1-3     3-5     More than
                            Total   1 year    years   years     5 years
Insurance financing        $35,230   35,230      0       0            0

Long Term Debt Obligations     $ 0        0      0       0            0

Total                      $35,230   35,230      0       0            0

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain high elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices of similar investments).

Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company's portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security

Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein. For a further discussion of the risk associated with the Company, please refer to the section of this annual report entitled "Risk Factors"

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statement schedules annexed in PART IV of this report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Annual Report on Form 10-K are certifications of Regal's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This section includes information concerning the controls and controls evaluation referred to in the certifications.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered in this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that as of the period covered by this annual report on Form 10-K, the Company's disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC reporting within the required time period.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company's management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

Compensatory Arrangements of Certain Officers

No stock options were issued or stock grants granted during fiscal year 2008. Regal's Chief Executive officer did not receive any salary or other compensation other than direct expense reimbursements.

Departure of Directors or Certain Officers

Malcolm Currie resigned his positions as Chief Executive Officer and Chairman of the Board on June 16, 2008. He still serves as a Director.

                                   PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of March 31, 2009. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                      Age     Current Position    Position Held Since

Charles J. Newman          63     Chairman of the Board,
                                  CEO, CFO, Secretary,
                                  Treasurer & Director        2008

Dr. Malcolm Currie         81     Director                    1995

Bernard L. Brodkorb        67     Director                    2009

CHARLES J. NEWMAN was appointed Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer on June 16, 2008. Mr. Newman is a private investor with corporate management experience. From 1982 to the present, Mr. Newman has been serving as Chief Executive Officer of NCJ Corporation. From 1985 to the present, Mr. Newman has been serving as the Chief Executive Officer of Mid America Venture Capital Fund, Inc. From 1988 to the present, he has been serving as Chief Financial Officer of Lincoln Loan & Finance Corp., National Acceptance Corporation and Ambassador Finance Co., Inc. Mr. Newman has also been serving as the Chief Executive Officer for those three entities since 2005. From 1993 to the present, Mr. Newman has been serving as President and Director of Mid America Capital Corp. From 2004 to the present, Mr. Newman has been serving as Chief Financial Officer of Viurx Pharmaceuticals, Inc. From 2005 to the present, Mr. Newman has been serving as President and Director of Cardiovas Corporation and, from 1999 to the present, he has served in those same capacities for Porchester Gardens, LTD. From 2000 to the present, Mr. Newman has served as Vice-President and Director of Doubletree Capital Partners, LLC, which is a controlling shareholder of ISA Internationale, Inc., a corporation whose shares are traded on the NASDAQ Over-the-Counter Bulletin Board under the symbol "ISAT".

DR. MALCOLM CURRIE was appointed as Chairman of the Board of Directors in 1995 and CEO, CFO of the Company in August 2001 and served in those capacities until June 16, 2008. He remains in his position as Director. From 1969 to 1973, Dr. Currie was the Undersecretary of Research and Engineering for the Office of Defense. From 1973 to 1977, Dr. Currie was President of the Missile Systems Group for Hughes Aircraft Corporation. From 1977 to 1988, Dr. Currie started as Executive Vice President and eventually became Chief Executive Officer and Chairman of the Board of Hughes Aircraft Corporation. From 1992 to present, Dr. Currie has been Chairman Emeritus of Hughes Aircraft Corporation. Dr. Currie is also on the Board of Directors of LSI Logic, Enova Systems, and Innovative Micro Technologies. Dr. Currie obtained a graduate MBA from the University of California, Berkeley, and a PhD in Engineering and Physics at the University of California, Berkeley.

BERNARD L. BRODKORB was appointed to the Board of Directors on February 1, 2009. Mr. Brodkorb has served on the Board of Directors of ISA Internationale Inc., a public company, for over eleven years. He has served as Chairman of the Board of Directors, President, Chief Executive Officer, and Chief Financial Officer from February 2001 to present. Mr. Brodkorb is an independent practicing licensed Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting, and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

BOARD AND COMMITTEE MEETINGS

During the year ended December 31, 2008, the Board of Directors held a total of two (2) meetings and approved two (2) actions by written consent. During that time, no incumbent Director attended fewer than 100% of the total number of meetings of the Board of Directors held during the period for which he has been a Director.

There were no committees of the Board of Directors in 2008 as the Company did not have sufficient members on the Board that could be classified as independent members. New independent Board members added in 2009 will add their expertise to committees formed to provide oversight of management operations. Refer to the Schedule 14C filed on February 20, 2009 for additional information on new board members nominated in 2009.

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION

On June 2, 2008, we paid two independent directors $20,000 each as a negotiated settlement for services rendered in 2006 and 2007. The Company realized a gain of $20,000 for the agreements because in 2007 we booked an estimated cost of Directors fees of $60,000 as an accrued expense. The settlement payments were disbursed rather than each director receiving 10,000 shares of Neuralstem stock from our portfolio inventory as originally proposed by our board of directors.

INDEMNIFICATION

As permitted by the provisions of the General Corporation Law of the State of Florida, the Company has the power to indemnify any officer or director who was or is a party to or threatens to become a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative, by reason of the fact that the officer or director of the corporation acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements in defense of any action, suit or proceeding. The Company maintains directors' and officers' liability insurance.

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

In 2008 Charles J. Newman filed periodic Statement of Changes in Beneficial Ownership on Form 4 and also filed the Annual Statement of Changes in Beneficial Ownership on Form 5. Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required, we believe its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended December 31, 2008.

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth information for our last three most recent completed fiscal years concerning the compensation of the Principal Executive Officer and all other executive officers of Regal One Corporation who earned over $100,000 in salary and bonus during the last three most recently completed fiscal years ended December 31, 2008, 2007, and 2006 (together the "Named Executive Officers").

Name and                                    Stock  Option  All other
Principal position     Year   Salary Bonus  Awards Award  Compensation  Total

Dr. Richard Hull        2008                         *1       15,000    15,000
Chief Operating Officer 2007                                  85,000    85,000
President               2006 $45,000             $168,608 *2          $213,608

Note 1.) In March 2008, the Board of Directors approved the issuance of 400,000 shares to Mr. Hull in exchange for the stock option held for 500,000 shares which expired on 3/7/2016. Mr. Hull accepted this agreement and then cancelled the shares so they are not outstanding and there was no expense to the Company.

Note 2.) On March 10, 2006, the Company granted Mr. Hull an option to purchase 500,000 common shares valued at $168,608. The option vested over two years upon the occurrence of certain events and had an exercise price of $0.50 per common share. These options were cancelled in 2008 per mutual agreement with Mr. Hull.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At the end of fiscal year 2008, there were no outstanding equity awards, unexercised options exercisable or unexercisable, and no equity incentive plan awards that are vested or not vested due to Officers of the Company or outside consultants.

SUMMARY NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2008:

                                                Nonqualified
         Fees Earned              Non-Equity      Deferred
         Or paid in    Stock Option Incentive   Compensation All Other
Name        Cash      Awards Awards Compensation  Earnings  Compensation  Total
-------------------------------------------------------------------------------
Carl Perry     20,000 (3)                                                20,000
Neil Williams  20,000 (3)        0           0          0         0      20,000


Note 3. In 2008 two Directors each received payment of $20,000 for services performed during fiscal years 2006 and 2007 as a negotiated settlement. On February 5, 2008, the board of directors approved granting two independent directors 10,000 shares each of Neuralstem common stock for services rendered in 2006 and 2007, for a total of 20,000 shares of Neuralstem common stock valued at $60,000. On June 2, 2008, we paid two independent directors $20,000 each as a negotiated settlement for services rendered in 2006 and 2007. The Company realized a gain of $20,000 for the agreements because in 2007 we booked an estimated cost of Directors fees of $60,000 as an accrued expense. The settlement payments were disbursed rather than each director receiving 10,000 shares of Neuralstem stock from our portfolio inventory as originally proposed by our board of directors.

No additional Director compensation has been authorized for services for the period from January 1, 2008 through December 31, 2008 and through the date of this 10-K report filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best knowledge of the Company, as of March 31, 2009 with respect to each person known by us to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address                   Common Share          Percent of
of                                 Equivalents          Common Share
Beneficial owner                beneficially owned   Equivalents owned (1)

Charles J. Newman
11300 W. Olympic Blvd., Suite 800
Los Angeles, California 90064            1,044,683            7.66%

Malcolm Currie (2)
11300 W. Olympic Blvd., Suite 800
Los Angeles, California 90064            2,024,200           14.85%

C.B. Family Trust (Richard Babbitt)  (3)
10104 Empyrean Way
Los Angeles, California 90067            1,400,000           10.27%

AB Investments LLC (4)
4235 Cornell Road
Agoura, CA 91301                         3,841,500           28.18%

Aaron Grunfeld (5)
10390 Santa Monica Blvd., 4th Floor
Los Angeles, CA 90025-5057               1,200,000            8.80%

Robert B. Kay (6)
7005 Via Bella Luna
Las Vegas, NV 89131                      1,270,753            9.32%

All Officers and Directors as a Group    3,068,883           22.51%

 (1) Includes (i) 3,633,067 shares of common stock issued and outstanding as of December 31, 2008, and (ii) 10,000,000 maximum common shares upon the conversion of the Series B preferred class, and totals to 13,633,067 fully diluted common share equivalents outstanding. Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 20,242 shares (20.2%) are held by the Directors of the Company (Dr. Malcolm Currie, 20,242 shares).

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

Item 13. TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The Board has adopted a policy relating to the approval of transactions with related persons that are required to be disclosed in statements by SEC regulations, which are commonly referred to as "Related Person Transactions." A "related person" is defined under the applicable SEC regulation and includes our directors, executive officers and 5% or more beneficial owners of our common stock. The Board administers the procedures with regards to related person transactions. Approval of a related person transaction requires the affirmative vote of the majority of disinterested directors. In approving any related person transaction, the disinterested directors must determine that the transaction is fair and reasonable to the Company.

Summarized below are certain transactions and business relationships between Regal One Corporation and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities:

On December 8, 2006, the Company issued a demand promissory note in the amount of $227,294 to our CEO, Malcolm Currie, evidencing the following advances previously made and that were outstanding as of the date of the note. The note was due and payable on or before December 8, 2008 and bears interest at a rate of 10% per annum. Performance of the note is secured by 100,000 common shares of Neuralstem.

$37,894 prior to 2004;
$10,000 advanced to us on September 27, 2004;
$10,000 advanced to us on December 15, 2004;
$10,000 advanced to us on January 18, 2005;
$5,000 advanced to us on April 25, 2005;
$6,400 advanced to us on October 12, 2005;
$10,000 advanced to us on October 13, 2005;
$17,000 advanced to us on November 18, 2005, $8,000 advanced on December 30, 2005;
$4,000 advanced on January 17, 2006;
$4,000 advanced to us on February 6, 2006;
$5,000 advanced to us on March 4, 2006; and $100,000 advanced to us on December 8, 2006.

On February 28, 2007, we entered into a modification of the Currie note originally made on December 8, 2006. The modification was entered into for purposes of increasing the note amount by $45,000 as a result of the following additional advances made by Currie:

$10,000 on December 18, 2006;
$20,000 on January 6, 2007;
$6,000 on January 31, 2007; and
$9,000 on February 23, 2007.

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

On February 5, 2008, the board of directors approved granting two independent directors 10,000 shares each of Neuralstem common stock for services rendered in 2006 and 2007, for a total of 20,000 shares of Neuralstem common stock valued at $60,000. On June 2, 2008, we paid two independent directors $20,000 each as a negotiated settlement for services rendered in 2006 and 2007. The Company realized a gain of $20,000 for the agreements because in 2007 we booked an estimated cost of Directors fees of $60,000 as an accrued expense. The settlement payments were disbursed rather than each director receiving 10,000 shares of Neuralstem stock from our portfolio inventory as originally proposed by our board of directors.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the annual audit of the Company's annual financial statements and reviews of the financial statements for the years ended December 31, 2008 and 2007 were approximately $28,500 and $30,500, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2008 and 2007 were $0 and $0, respectively.

                              PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this Annual Report on form 10-K. References to "the Company" in this Exhibit List mean Regal One Corporation, a Florida corporation.

Exhibit
Number      Description

31.1 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350*

*  Filed herewith

Financial Statement Schedules

Financial statements required by Item 15 of this form are filed as a separate part of this report following Part IV:
  Report of Independent Registered Public Accounting Firm               F-1
  Balance Sheets at December 31, 2008 and at December 31, 2007          F-2
  Statement of Investments as of December 31, 2008                      F-3
  Statements of Changes in Net Assets                                   F-4
  Statements of Operations                                              F-5
  Statements of Cash Flows                                              F-6
  Statements of Financial Highlights                                    F-7
  Notes to Financial Statements                                  F-8 - F-20

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and the notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Regal One Corporation

By:
/S/ Charles J. Newman

Charles J. Newman

Chief Executive Officer, Chief Financial Officer, and
Chairman of the Board

Dated: April 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       NAME                           TITLE                      DATE

/s/ Charles J. Newman      Chief Executive Officer,           April 10, 2009
    Charles J. Newman      Chief Financial Officer, and
                           Chairman of the Board

/s/ Malcolm Currie         Director                           April 10, 2009
    Malcolm Currie

/s/ Bernard L. Brodkorb    Director                           April 10, 2009
    Bernard L. Brodkorb

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Regal One Corporation
Los Angeles, CA

We have audited the accompanying balance sheets of Regal One Corporation as of December 31, 2008 and 2007, and the related statements of operations, changes in net assets, and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2008 and 2007, and the results of its operations, changes in net assets, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and the Company has not generated any revenue since inception, which all raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

April 3, 2009

                      PART IV  FINANCIAL STATEMENT SCHEDULES

                                 REGAL ONE CORPORATION
                                     BALANCE SHEETS
                                                   December 31, 2008  December 31, 2007
                                                       (Audited)        (Audited)
                              ASSETS               --------------  -----------------
Assets:
   Cash and cash equivalents                          $  122,478          $    64,262
   Prepaid Insurance                                      41,150                    0
   Marketable securities at fair value                   967,628            3,611,008
                                                      ----------          -----------
Total Current Assets:                                  1,131,256            3,675,270

Investments:
   Investments in non-affiliated portfolio companies   1,017,628            3,673,508
   Less: marketable securities portion                  (967,628)          (3,611,008)
                                                        --------          -----------
Total investments, net                                    50,000               62,500
                                                        --------          -----------
TOTAL ASSETS                                        $  1,181,256          $ 3,737,770
                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS
Current liabilities:

   Due to stockholders and officers                           --              195,964
   Accounts payable and accrued liabilities               60,528              466,112
   Note payable - officer/principal shareholder               --              650,794
                                                      ----------            ---------
Total Current Liabilities                                 60,528            1,312,870
                                                      ----------            ---------
Stockholders' Equity:
   Preferred stock, no par value
     Series A - Authorized 50,000 shares,
      0 issued and outstanding at December 31, 2008          --                   --
     Series B - Authorized 500,000 shares, 100,000
      issued and outstanding at December 31, 2008
      and at December 31, 2007                              500                  500

   Common stock, no par value,:
     Authorized 50,000,000 shares; 3,633,067 shares
     issued and outstanding at December 31, 2008
     and at December 31,2007                           8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (7,256,465)          (5,952,293)
                                                      -----------          -----------
  Total Net Assets                                     1,120,728            2,424,900
                                                     -----------           -----------
TOTAL LIABILITIES AND NET ASSETS                     $ 1,181,256         $  3,737,770
                                                    ============           ===========
Net asset value per outstanding share                $     0.308         $      0.667

                                       F-2

                See accompanying notes to the financial statements.



                                 REGAL ONE CORPORATION
                                SCHEDULE OF INVESTMENTS
                                   December 31, 2008
                                      (Audited)

Equity Investments:
                                                                    Fair
                        Description      Percent    Carrying Cost   Market
Company                 of Business      Ownership   Investment     Value  Affiliation

Neuralstem, Inc.(CUR)   Biomedical company    2%     $ 25,217 (1)   $967,613      No
Neuralstem Warrant                                        --  (2)     50,000      No
LMP Money Market Trust  Money Market Fund                  15             15      No
                                                    ---------      ---------
      Total Investments                              $ 25,232     $1,017,628




(1) As of December 31, 2008, there were 587,500 Neuralstem shares held after the sales in this quarter of 67,500 shares. These remaining shares have been reported on a fair value basis valued at the 12/31/08 market price with no reduction in Fair Market Value applied. All of these shares held at December 31, 2008 have been recorded as a current asset. During 2008 686,314 shares of Neuralstem stock were sold from our investment inventory to finance our operations.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. A $50,000 value has been assigned to these warrants.


                     See accompanying notes to the financial statements.


                          REGAL ONE CORPORATION
                    STATEMENTS OF CHANGES IN NET ASSETS

                                               For the       For the       For the
                                             Year Ended    Year Ended     Year Ended
                                             December 31,  December 31,   December 31,
                                                2008            2007          2006
                                              (Audited)      (Audited)     (Audited)
OPERATIONS:

Net investment loss from operations          $ (134,579)   $  (436,396)    $(780,006)
Net realized gain on portfolio securities     1,482,454         67,259           --
Net change in unrealized appreciation
  (depreciation) of portfolio securities     (2,618,779)     1,693,926     2,478,636
Impairment of investments                       (12,500)          --              --
Interest income                                      30           --              --
Interest (expense)                              (20,797)          --              --
                                             ------------   ----------      ---------
Net increase (decrease) in net assets
  resulting from operations                  (1,304,171)     1,324,789     1,698,630

SHAREHOLDER ACTIVITY:
    Stock sales, warrants, and vested options       --            --         337,126
    Declared dividend                                --        96,616       (750,564)

NET INCREASE (DECREASE) IN NET ASSETS        (1,304,171)    1,421,405      1,285,192

NET ASSETS:
     Beginning of period                      2,424,900     1,003,495       (281,697)

     End of period                            1,120,729     2,424,900      1,003,495

     Average net assets                       1,772,814     1,714,198        360,899

TOTAL NET ASSET VALUE RETURN                    (73.6%)         82.9%          356.1%

Ratios to average net assets:

     Net expenses                               314,152        445,596      779,206
     Net investment gain (loss)              (1,304,171)      (74,304)    1,698,630
     Per share ratio expenses                     17.7%          25.9%       215.9%
     Per share ratio net investment loss         (73.6%)         77.3%      470.7%



                   See accompanying notes to the financial statements



                                    REGAL ONE CORPORATION.
                                  STATEMENTS OF OPERATIONS
                                                       For the Years Ended December 31
                                                      2008           2007          2006
                                                   (Audited)      (Audited)     (Audited)
                                 ------------- -------------     ----------    ----------

Investment income:                                $      --      $      --      $      --

Operating expenses:
 Professional services                              282,672        233,733        267,830
 Litigation Settlement                   -               -          45,000        250,000
 Other selling, general and
    administrative expenses                          31,480        166,863         95,421
 Stock Option expense                                    --             --        165,955
                                                  ---------       --------       --------
Total Operating expenses                            314,152        445,596        779,206
                                                  ---------       --------       --------
Net Operating loss                                 (314,152)      (445,596)      (779,206)
Other income (expense):
 Gain on payable settlements                        180,373         10,000             --
                                                  ---------       --------      ---------
Net income (loss) before provision
    for income taxes                                (88,234)      (435,596)      (779,206)

Income tax expenses                                     800            800            800
                                                 ----------     ---------      ---------
Net investment loss                                (134,579)      (436,396)      (780,006)
                                                 ----------      ----------     ---------

  Net realized gain on portfolio                  1,482,454         67,259             --
  Net change in unrealized
    (depreciation) appreciation in
     portfolio company investments               (2,618,779)     1,693,926      2,478,636
  Impairment of investments                         (12,500)           --              --
  Interest income                        -               30            --              --
  Interest (expense)                                (20,797)            --             --
                                                 ----------      ----------     ---------
Net increase (decrease) in net assets
  resulting from operations                     $(1,304,171)   $ 1,324,789    $ 1,698,630
                                                 ==========    ===========    ==========

Weighted average number of
      common shares                               3,633,067      3,964,574      4,497,999
Basic earnings per share                           $ (0.359)      $  0.334        $ 0.378
Weighted average number of
   fully diluted shares (1)                      13,633,067     13,964,574     14,497,999
Diluted earnings per share                         $ (0.096)     $   0.095       $  0.117
                                                 ==========     ===========    ==========

(1) Includes Series B Preferred Shares convertible at 100 for 1.



                     See accompanying notes the financial statements.

                                   REGAL ONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                                          For the Years Ended December 31,
                                                            2008          2007        2006
                                                         (Audited)     (Audited)   (Audited)
                                                   ------------------  ------------------
Cash flows from operating activities:
Net decrease in net assets from operations            $(1,304,171)  $ 1,324,789   $ 1,698,630
Adjustments to reconcile net increase (decrease)
    in net assets resulting from operating activities:
      Amortization of loan origination fee                     --            --        26,171
      Stock options                                            --            --       165,955
      Realized gain on sale of marketable securities    1,482,454       (67,259)          --
      Unrealized decrease (increase) in investments
        in portfolio companies                         (2,618,779)   (1,693,926)   (2,478,636)
      Reserve for litigation settle                                                   250,000
      Gain on settlement of liabilities                  (180,373)           --            --
      Impairment of investments                            12,500            --            --

Changes in operating assets and liabilities:
      Decrease in due to stockholders and officers       (113,500)       25,000            --
      Decrease (increase) in prepaid expense              (41,150)        3,000         5,296
      Increase (decrease) in accounts payable and
        accrued expenses                                 (314,476)      195,957        94,260
       Decrease  in contingent litigation fees                 --      (250,000)           --
                                                        ---------       --------     ----------
Net cash used in operating activities                    (804,845)     (353,340)     (238,324)

Cash flows from investing activities:
      Proceeds from sale of marketable securities       1,513,856       113,159       (30,917)
                                                        ---------      --------      ---------
Net cash provided by investing activities               1,513,856       113,159       (30,917)

Cash Flows from financing activities:
      Sales of common stock                                    --            --       145,000
      Increase (decrease) in officer loan
           and interest payable                          (650,794)      413,500       123,000
                                                         ---------     --------       --------
Net cash provided by (used in) financing activities      (650,794)      413,500       268,000

Net change in cash                                         58,216        64,220        (1,241)
Cash at beginning of period                                64,262            42         1,283
                                                        ---------      --------       -------
Cash at end of period                               $     122,478      $ 70,202            42
                                                     =============     ========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                  20,797
   Cash paid for income taxes                                  --           800           800
      Non-Monetary Transactions:
      Gain on settlement of liabilities                   180,373            --            --
      Warrant for prepaid expense                              --            --        26,171
      Dividend payable on 465,430 portfolio company shares    --        653,948            --
      Dividend payable in 500,376 portfolio company shares                            750,564
      Stock options vested                                                            165,955
      Conversion of indebtedness to officer into note payable                         227,294
                                                        ---------   -    -------    ----------
      Total non-monetary transactions                $    201,170       654,748     1,170,784
                                                      ===========     =========     =========


      See accompanying notes to the financial statements



                            REGAL ONE CORPORATION
                      STATEMENTS OF FINANCIAL HIGHLIGHTS
    Per Share Unit Operating Performance
                                              Year Ended      Year Ended
                                             December 31,    December 31,
                                                 2008           2007
                                              (Audited)       (Audited)
                                         ----------------    -----------
OPERATIONS:
Net investment income (loss) from operations     (0.037)         (0.121)
Net realized gain (loss) on portfolio securities  0.408           0.019
Net change in unrealized appreciation
  (depreciation) of portfolio securities         (0.721)          0.466
Impairment of investments                        (0.003)             --
Interest income                                      --              --
Interest expense                                 (0.006)             --
                                                ---------       --------
Net increase (decrease) in net assets
  from operations                                (0.359)          0.364


SHAREHOLDER ACTIVITY
    Declared dividend                                --           0.027
                                                --------        -------
NET INCREASE (DECREASE) IN NET ASSETS          $ (0.359)         $0.391

NET ASSET VALUE, BEGINNING OF PERIOD            $ 0.667          $0.276

NET ASSET VALUE, END OF PERIOD                  $ 0.308          $0.667
                                              =========         =======

TOTAL NET ASSET VALUE RETURN (LOSS)             (73.6)%           82.9%
                                               ========         =======
RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period                   $1,120,728       $2,424,900
                                            ===========     ===========
Ratios to average net assets:
    Net expenses                                 17.7%           26.0%
    Net investment loss                         (73.6)%          77.3%
    Portfolio turnover rate                       0.69            0.07

      See accompanying notes to the financial statements

                                  F-7

REGAL ONE CORPORATION
NOTES TO FINANCIAL STATEMENT

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company" or "Regal One"), located in Los Angeles, California, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined that it was in our shareholders best interest to change the focus of the company's operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company ("BDC") under the Investment Company Act of 1940. On September 16, 2005, we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10Q-SB.

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

As set forth in various previous financial reports and SEC filings, the Company sought a rescission of the O2 Technology acquisition. The Company's management elected to fully reserve the $1,168,016 investment and seek redress through the courts. In May 2007, the Eco Litigation was settled by the parties (see Note 9: "Contingencies"). Accordingly, Regal One has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock. Consequently, the accompanying financial statements are not consolidated and the Company has no operating subsidiaries.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the creation of assets and the liquidation of liabilities in the normal course of business. The Company does not currently generate operating revenue and must liquidate the Company's investment portfolio to provide cash flow for its operations. The Company is actively seeking sources of revenue for its consulting services but does not have contractual obligations presently or in the near future to generate revenue. This fact and the declining market value of the portfolio investment stock it owns due to volatile market conditions has raised doubt regarding Regal's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all marketable securities to be cash equivalents (see Note 2: Cash and Marketable Securities). None of the Company's cash is restricted.

Valuation of Investments (as an Investment Company)

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

    Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

    Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

    Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

                              FAS 157                          Fair
                              Level of      Carrying Cost     Market
Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 25,217       $967,613
Neuralstem Warrant             Level 2   --         0         50,000
LMP Money Market Trust Fund    Level 1             15             15
                                            ---------      ---------
Total Investments                            $ 25,232     $1,017,628

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principles unless it is impracticable. APB Opinion No. 20 "Accounting Changes" previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement was effective for the Company as of January 1, 2006.

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

Exchange of Non-monetary Assets

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Non-monetary Transactions", provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 became effective for the Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 to any future non-monetary exchange transactions.

NOTE 2 - CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and may include instruments with maturities of three months or less at the time of purchase.

Marketable Securities

In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem's common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem's transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see Note 7: "Investments"). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006. In late December 2006, the shares began trading on the OTC:
BB under the ticker symbol NRLS.OB. On February 5, 2007, the Company distributed 500,473 Neuralstem shares to its shareholder of which 35,038 of these shares were returned to the Company's ownership in connection with the settlement of the Eco Litigation. On August 27, 2007, Neuralstem shares began trading on the American Stock Exchange under the symbol CUR. As of December 31, 2008, Regal held 587,500 Neuralstem shares that have been valued at a fair value market. Of the total shares held at December 31, 2008, all have been recorded as a current asset, which were registered and are now freely tradable under rule 144. These shares constitute working capital that is available to Regal as of December 31, 2008. Regal also has ten year warrants, which contains certain anti-dilution provisions, at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants, which are carried as a long term investment. On December 31, 2006, Regal had recorded a dividend payable balance in the Current Liabilities section of its Balance Sheet. This distribution initially consisted of 500,473 Neuralstem shares. The distribution was made in the first quarter of 2007 and resulted in an adjustment to the Current Liabilities balance. In 2007 and 2008, the Company sold part of its inventory of Neuralstem shares to finance operations and reduce debt.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2008 fiscal year. The Company does not expect the adoption of SFAS 159 will have a material impact on its financial condition or results of operation.

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


In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60," ("SFAS No. 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

NOTE 4 - EQUITY TRANSACTIONS

Sales of common stock

During the quarter ended March 31, 2006, the Company raised $145,000 through the sale of 362,500 shares of newly issued, unregistered common stock. Since that date, there have been no other equity sales in the three years ended December 31, 2008. In May 2007, the Eco Litigation was settled by the parties (see Note 10: Contingencies - Eco Litigation). Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal One common stock that was provided in exchange for all O2 Technology stock. As a result, the Company's outstanding common share balance as of December 31, 2008 is 3,633,067. The total number of issued and outstanding shares of common stock at year end has not changed since 2006.

Stock options

During the quarter ended March 31, 2006, the Company made four option grants with the total grants amounting to 885,000 common shares of which 535,000 were vested in the quarter. An expense of $136,555 was calculated under the Black-Scholes Option-Pricing Model and was recognized in that quarter for the vested options. All the options were exercisable at the price of $0.50 per share, equal to or higher than the public share price on the dates of the grants and as of December 31, 2008, and option lives ranged from 3 years to 10 years. During the quarter ended September 30, 2006, no additional options were granted. Also during the quarter ended September 30, 2006, 50,000 options vested in conjunction with the effective date of the Neuralstem SB-2 registration, a contractual milestone, and an additional option expense of $16,861 was realized. In the quarter ended December 31, 2006, 50,000 options vested in conjunction with a contractual milestone and an additional option expense of $12,539 was realized. No additional options were granted or vested and no options were exercised during 2008 and 2007. As of December 31, 2008, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled.

In connection with the secured loan received during the quarter ended September 30, 2006 and paid in the quarter ended December 31, 2006, warrants to purchase 75,000 shares of the Company's stock were issued to the lender as a commitment fee. These warrants have been valued under the Black-Scholes Pricing Model and $26,171 was recognized in the year as prepaid expense that was fully amortized into expense on the payment date. The warrants are exercisable for a period of five years at the price of $0.60 per share, which was higher than the public share price on the date of the grant and as of December 31, 2008. None of these warrants were exercised in 2007 or the year ended December 31, 2008.

The stock options and warrants issued during 2006 were valued under the Black-Scholes Option-Pricing Model using the following assumptions within the ranges defined: market price of Regal stock at grant date; exercise price; one and three year terms; volatility ranging from 188% to 350%; no dividends assumed; and a discount rate - bond equivalent yield of 4.27%. As of December 31, 2008, the 885,000 share options, with 635,000 vested, and 75,000 vested warrants that were outstanding were cancelled in 2008 as part of mutual settlements with the stock option holders. At December 31, 2008 there were no stock options outstanding. No table of stock options is presented.

In conjunction with the Neuralstem registration, the contingency delaying the Company's previously declared dividend in Neuralstem shares has been removed. Regal paid that dividend, amounting to 500,473 Neuralstem shares including rounding, on February 5, 2007. Of this amount, 35,038 shares were returned to Regal One as part of the O2 settlement. Since the record date for this dividend occurred earlier in 2006, Regal One had recorded a payable for this dividend in the quarter ended December 31, 2006 using the per share valuation reflected in the portfolio balance at that date and also recorded that valuation as a reduction in the equity section. As of the payment date, that valuation was adjusted to the then existing fair market value of the Neuralstem shares and the Neuralstem valuation in the Company's portfolio balance was then reduced by that final dividend amount.

Preferred Stock

The Company's Certificate of Incorporation allows for segregating the preferred stock into separate series. As of December 31, 2008, the Company had authorized 50,000 shares of Series A preferred stock with no shares outstanding. 500,000 shares of Series B convertible preferred stock were authorized and 100,000 shares of Series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class shareholders' voted by a large majority to void the dividend preference. At the option of the holder of Series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to the now outstanding 100,000 shares. As of December 31, 2008, 2007, 2006 and 2005, no dividends have been declared on the Series A or Series B convertible preferred stock.

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

NOTE 6 - STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to offer incentives to its employees, directors, officers, consultants and advisors. On May 3, 1995, the Company filed a registration statement on Form S-8 adopting a 3,000,000 common share Plan. Under the plan, the Board of Directors was authorized to grant options to individuals who have contributed, or will contribute to the well being of the Company. In 2004 and earlier years, the Plan was extended by the Company's shareholders. On March 4, 2005, the Company's shareholders approved another extension of time in which to exercise outstanding options to purchase shares of the Company's common stock at the $0.8125 exercise price. That extension ran from March 31, 2005 to September 30, 2005. (See the Company's Form 14C filing dated March 23, 2005.) By the extended September 30, 2005 option expiration date, the then remaining outstanding options were not further extended and as a result 1,147,140 unexercised options became null and void. During the year ended December 31, 2005, 252,308 options respectively were exercised and the Company realized $205,000 in working capital. As of September 30, 2005, holders had exercised options to purchase 1,852,860 shares of common stock. No options were granted, exercised, or expired in 2008 and 2007 under the Company's stock option plan. As of December 31, 2008, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled.

The 500,000 share options granted to Richard Hull in 2006 and 385,000 share options held by three outside consultants, with 635,000 vested options and 75,000 vested warrants that were outstanding were cancelled by mutual agreement in 2008 as part of negotiated settlements with the stock option holders. At December 31, 2008, there were no stock options or warrants outstanding.



NOTE 7 - INVESTMENTS

American Stem Cell
As of June 30, 2005, the Company entered into an agreement with American Stem Cell (ASC), a private development stage company, to assist ASC in the preparation and filing of an SB 2 registration statement. Regal One acquired 3,000,000 shares of ASC's common stock in exchange for the Company's investment via a variety of considerations that would support ASC's transition from a private development-stage company to a publicly traded operational entity. These considerations included the Company's assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company's network of advisors and other related resources. Regal One valued these shares in its balance sheet at the $34,087 of accrued legal fees that it had assumed. However, in 2006 the SB-2 registration was withdrawn and ASC undertook a restructuring of its various securities holders. In the quarter ended December 31, 2006, the Company wrote off its $34,087 investment in ASC. In December 2007, the Company sold 2,000,000 of the 3,000,000 common shares it holds back to American Stem Cell for $25,000. The remaining 1,000,000 shares that had been valued at $12,500, the $0.0125 per share value implied in that transaction, as a long term investment at December 31, 2007 were written off as of September 30, 2008.

Neuralstem, Inc.
As of June 30, 2005, the Company had entered into a Letter of Intent with Neuralstem, Inc., a private early stage company, to assist it in filing an SB-2 registration statement. Effective September 15, 2005, those understandings were memorialized and further defined in an "Equity Investment and Share Purchase Agreement" between the parties. Regal One acquired approximately 1,800,000 shares of Neuralstem's common stock and a warrant, containing certain anti-dilution provisions (value not yet determined) to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem's transition from a private, early stage, research and development company to a publicly traded operational entity. These considerations included the Company's assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company's network of advisors and other related resources. Regal One initially reflected these shares in its balance sheet as of December 31, 2005 based on its estimated $50,000 direct cost of the considerations it had provided or planned to provide to Neuralstem. During 2006, Neuralstem filed an SB-2 registration statement and in August 2006 it was declared effective. As of December 31, 2006, Neuralstem shares were trading on the OTC: BB exchange.

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

Of that amount, 35,038 shares were withheld from distribution pending the outcome of the Eco Litigation. On May 7, 2007, the Company reached a settlement in the Eco Litigation resulting in the release of the 35,038 Neuralstem shares to the Company. At December 31, 2007, the 1,273,814 Neuralstem investment portfolio shares were classified as Marketable Securities in the Current Assets section of the Balance Sheet. This reclassification was made because all shares then held were either included in Neuralstem's original registration statement and therefore were free-trading or were unregistered but then had been held long enough to become free-trading under the provisions of Rule 144 Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a nominal $50,000 value has been assigned to these warrants which is carried as a long term investment in the Balance Sheet as of December 31, 2008.

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

As of the end of December 31, 2008, the Company did not reduce the valuation of the inventory of portfolio securities included as a current asset on it's balance sheet below the market value as of December 31, 2008. Subsequently, in 2009, the market value of Neuralstem stock has declined over 38% due to volatile market conditions. Management believes the stock price may return to prior values as market conditions improve, however management anticipates a significant unrealized loss in value for the first quarter of 2009.


NOTE 8 - INCOME TAXES

At December 31, 2008 and 2007, the Company had a federal operating loss carry forward of $2,391,414 and $3,718,820, respectively. Under IRC Section 172(b)(3), the taxpayer elects to relinquish the entire two year carryback period with respect to any regular tax and AMT net operating loss incurred during the current tax year. Regal became a BDC in June 2005. The deferred tax expires in the periods between 2018 to 2029.

The provision for income taxes consisted of the following components for the years ended December 31:

                                             2008            2007
                                         ---------       ----------
   Current:
        Federal                                --                --
        State                                  --                --
   Deferred:                             (1,023,525)       (1,591,655)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

   Deferred tax assets:                     2008             2007
                                        ---------         --------
   Net operating loss carry forward     $ 1,023,525         1,591,655
                                        ------------     ----------
          Total deferred tax assets     $ 1,023,525         1,591,655

   Less: Valuation Allowance             (1,023,525)       (1,591,655)
                                       -------------    ------------
    Net Deferred Tax Assets              $     --         $      --

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $1,023,525 and $1,591,655, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. In assessing the recovery of the deferred tax assets, management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2008 and 2007.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

                                              2008           2007

Federal statutory tax rate                   (34.0)%        (34.0)%
State taxes, net of federal tax benefit       (8.8)%         (8.8)%
Permanent difference and other                42.8           42.8%

 Effective tax rate                              0%             0%

NOTE 9 - RELATED PARTY TRANSACTIONS

Secured loans from a stockholder/officers

Indebtedness to a stockholder/officer was converted into a secured Note Payable in the fourth quarter of 2006. In 2007, that stockholder/officer continued to make cash advances to and on behalf of the Company and Regal entered into modifications of the Note Payable to that party. The modifications were entered into for purposes of increasing the Note Payable amount as a result of additional advances made by the stockholder/officer to Regal through September 30, 2007. There were no new advances made after May 31, 2007, but a correction was recorded in the quarter ended September 30, 2007. It is not presently contemplated that the stockholder/officer will make additional periodic advances to the Company. Advances under the Note have been made to pay the Company's litigation expenses and settlement, and for working capital. The $650,794 loan balance and related accrued interest at 10% per annum of approximately $87,200 were outstanding as of December 31, 2007. In February 2008, the stockholder/officer and the Company agreed to certain terms regarding this matter and the loan balance and additional accrued interest was settled by a $600,000 payment in March 2008 and a transfer in kind of 100,000 shares of Neuralstem stock in July 2008.

During fiscal year 2008 a related entity controlled by a stockholder/officer loaned Regal $108,179 and also purchased 14,000 shares of Neuralstem stock on behalf of the Company. The value of the stock purchased was converted at fair market value and added to the loan payable to the related entity. During May and June Regal sold 100,000 shares of Neuralstem stock and used the proceeds to repay the loan and accumulated interest and charges.

Other loans

The combined remaining open account balances due to stockholders and officers, as of December 31, 2007, was $255,964 not including the above secured Note Payable and the related accrued interest. The total $255,964 amount represents advances and compensation which are non-interest bearing, unsecured and payable on demand. An original indebtedness of $94,357 to a former, deceased officer was reduced to the current value of $40,000 as of December 31, 2002 and was payable to the widowed spouse after all other payables are covered and at the discretion of the Board of Directors. This payable was written off in February 2008. During 2008, the entire amounts due to stockholders and officers was either paid or settled in 2008.

NOTE 10 - CONTINGENCIES

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

On May 10, 2007, the Company filed an 8-K to report that it and its officers and associated representatives and consultants had entered into a confidential, final and complete settlement on May 7, 2007, with O2 Technology, Inc., Ronald Hofer, Richard Allen Smith and Amber Le Bleu-Hofer, resolving their differences which were detailed in the Orange County Superior court case, Eco Air vs. Regal One et. al. and the various cross-complaints in that litigation. The parties determined that their business transaction failed to close through a mutual mistake of fact without fault by any party and, consequently, they never had any rights in each other. All parties are returned to their status as if the contemplated transaction never occurred and no party admits or accepts any liability for events transpiring in the interim as between and among the various persons and corporations involved. The parties acknowledge that they have no interest or claim to each other's securities and that there are no debts or obligations between them. Accordingly, Regal has recovered and retired the 1,000,000 shares of Regal common stock that was provided in exchange for all O2 Technology stock. The Company originally recorded the second quarter 2007 return of those Regal shares in the equity section of the balance sheet at the original recorded value of $649,526. The Company has subsequently determined that the return of its own shares should be recorded at a zero value and this revision is reflected in the December 31, 2007 financials.

Operations

On March 7, 2005, Regal's Board of Directors determined that it was in our shareholders best interest to change the focus of the company's operation to providing financial services through our network of advisors and professionals, and to be treated as a business development company (BDC) under the Investment Company Act of 1940. On September 16, 2005, we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10-QSB filing.

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

The Company has historically incurred substantial debts in connection with its operations. In 2008 the Company entered into negotiations and settled most of its outstanding loans and payables to officers, shareholders and consultants due as of December 31, 2007. Current liabilities were reduced by $1,252,342 in 2008.

NOTE 11 - SUBSEQUENT EVENTS

On February 4, 2009, there was a shareholder meeting to vote on Directors and nominees for Director for Regal One Corporation. Schedule Form 14-C was filed with the commission on February 20, 2009 to report the consent to action reported in this information statement. Mr. Charles J. Newman was confirmed as Chairman of the Board, CEO, CFO, and Director and two new Directors were added to the Board. One of these newly elected Directors, Lisa DuBoise, has voluntarily resigned as of March 31, 2009 in order to pursue other business interests. This was announced in a Form 8-K filed on April 1, 2009.

46



56