Form 10-Q
period 2009-03-31
REGAL ONE CORP
filed 2009-05-15
CIK 845385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2009

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

As of May 14, 2008, there were 3,633,067 shares of common stock, $.001 par value and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.
------------------------------------------------------------------------------

                            TABLE OF CONTENTS


                   PART I. FINANCIAL INFORMATION
                                                                     PAGE
Item 1. Financial Statements                                         ----
        Balance Sheets                                                F-2
        Schedule of Investments                                       F-3
        Statements of Changes in Net Assets                           F-4
        Statements of Operations                                      F-5
        Statements of Cash Flows                                      F-6
        Statements of Financial Highlights                            F-7
        Notes to Financial Statements                                 9-16

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                          17
Item 3. Quantitative and Qualitative Disclosures about Market Risk     22
Item 4. Controls and Procedures                                        23

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              24
Item 1A. Risk Factors                                               24-30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    31

Item 3. Defaults upon Senior Securities                                31

Item 4. Submission of Matters to a Vote of Security Holders            31

Item 5. Other Information                                              31

Item 6. Exhibits and Reports on Form 8-K                               31

        Signatures                                                     32

                         PART I  FINANCIAL INFORMATION

                                 REGAL ONE CORPORATION
                                     BALANCE SHEETS
                                                     March 31, 2009  December 31, 2008
                                                       (Unaudited)        (Audited)
                              ASSETS               --------------  -----------------
Assets:
   Cash and cash equivalents                          $   72,894          $   122,478
   Prepaid Insurance                                      28,805               41,150
   Marketable securities at fair value                   575,765              967,628
                                                      ----------          -----------
Total Current Assets:                                    677,464            1,131,258

Investments:
   Investments in non-affiliated portfolio companies   1,092,365            1,017,628
   Less: marketable securities portion                  (575,765)           ( 967,628)
                                                        --------          -----------
Total investments, net                                   516,600               50,000
                                                        --------          -----------
TOTAL ASSETS                                         $ 1,194,064          $ 1,181,258
                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS
Current liabilities:

   Accounts payable and accrued liabilities               39,459               60,528
                                                      ----------            ---------
Total Current Liabilities                                 39,459               60,528
                                                      ----------            ---------
Stockholders' Equity:
   Preferred stock, no par value
     Series A - Authorized 50,000 shares,
      0 issued and outstanding at March 31, 2009
      and December 31, 2008, respectively                     --                   --
     Series B - Authorized 500,000 shares, 100,000
      issued and outstanding at March 31, 2009
      and December 31, 2008, respectively                    500                  500

   Common stock, no par value,:
     Authorized 50,000,000 shares; 3,633,067 shares
     issued and outstanding at March 31, 2009
     and December 31, 2008, respectively               8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (7,222,588)          (7,256,465)
                                                      -----------          -----------
  Total Net Assets                                     1,154,605            1,120,728
                                                     -----------           -----------
TOTAL LIABILITIES AND NET ASSETS                     $ 1,194,064         $  1,181,256
                                                    ============           ===========
Net asset value per outstanding share                $     0.318         $      0.308

                                   F-2

                See accompanying notes to the financial statements.




                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                    March 31, 2009
                                      (Unaudited)

Equity Investments:

                        Description         Percent    Carrying Cost  Discounted
Company                 of Business         Ownership   Investment    Fair Value  Affiliation


Neuralstem, Inc. (CUR)  Biomedical company     2%       $ 25,217 (1)   $575,750      No
Neuralstem, Inc. Warrant                                     --  (2)    516,600      No
LMP Money Market Fund                                        15              15      No

                                                        ---------      ---------
      Total Investments                                $  28,115     $1,092,365

(1) At March 31, 2009, there were 587,500 Neuralstem shares held reported on a fair value basis at the closing market price of $0.98 on the OTCBB with no additional reduction in Fair
Market Value applied. No shares were bought or sold in the quarter. All of these shares held have been recorded as a current asset. Subsequently, from April 1 through May 5, 2009, the market price of Neuralstem stock increased by 22% with a closing price of $1.20.

(2) Regal also has one ten year Neuralstem warrant issued 09-15-2005 to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. For the first quarter of 2009 using a Black-
Scholes Pricing model, a $574,000 value has been assigned to these stock option warrants less a 10% discount reserved by management due to the factors of low trading volume of Neuralstem stock and also there is no active market for trading Neuralstem stock options on any exchange.
For prior periods Regal valued the investment at $50,000. By changing the valuation method to using Black-Scholes, Regal recorded a $466,600 unrealized gain on the investment in the first quarter of 2009. It is very unlikely given the present price of Neuralstem stock that this option would be exercised in the near future.



F-3

                     See accompanying notes to the financial statements.








                              REGAL ONE CORPORATION
                        STATEMENTS OF CHANGES IN NET ASSETS

                                             For the Three       For the Three
                                             Months Ended        Months Ended
                                             March 31, 2009      March 31, 2008
                                              (Unaudited)         (Unaudited)
OPERATIONS:

Net investment gain (loss) from operations       $  (40,587)      $   94,422
Net realized gain on portfolio securities                            819,000
Net change in unrealized appreciation
  (depreciation) of portfolio securities           (391,863)      (1,728,215)
Net change in valuation of stock options            466,600               --
Interest (expense)                                     (274)         (13,987)
                                                ------------     ------------
Net increase (decrease) in net assets resulting
  from operations                                    33,876        (828,780)

SHAREHOLDER ACTIVITY:

    Declared dividend                                    --               --

NET INCREASE (DECREASE) IN NET ASSETS                33,876        (828,780)

NET ASSETS:

     Beginning of period                          1,120,728        2,424,900

     End of period                                1,154,605        1,596,120

     Average net assets                           1,137,666        2,010,510

Ratios to average net assets:

     Net expenses                                    40,861           80,435
     Net investment gain (loss)                      33,876         (828,780)
     Per share ratio expenses                          1.1%             2.2%
     Per share ratio net investment gain (loss)        0.9%           (22.8%)










                                           F-4
                   See accompanying notes to the financial statements



                                    REGAL ONE CORPORATION.
                                  STATEMENTS OF OPERATIONS
                                 Three Months    Three Months       For the Years Ended
                                    Ended           Ended               December 31
                                March 31 2009   March 31 2008        2008         2007
                                 (Unaudited)     (Unaudited)       (Audited)   (Audited)
                                 ------------- -------------      ------------- ----------

Investment income:                 $      --       $     --         $    --      $     --

Operating expenses:
 Professional services                26,742         55,765         282,672       233,733
 Litigation Settlement                   -                -              -         45,000
 Other selling, general and
    administrative expenses           13,845          6,136          31,480       166,863
                                   ---------      ---------        --------      --------
Total Operating expenses              40,587         61,901         314,152       445,596
                                   ---------      ---------        --------      --------
Net Operating loss                   (40,587)       (61,901)       (314,152)     (445,596)
Other income (expense):
 Gain on payable settlements               -        157,123         180,373        10,000
                                   ---------      ---------        --------     ---------
Net income (loss) before provision
    for income taxes                 (40,587)        95,222        (133,779)     (435,596)

Income tax expenses                       --            800             800           800
                                   ---------      ----------       ---------   ----------
Net investment gain (loss)           (40,587)        94,422        (134,579)     (436,396)
                                   ---------      ----------      ----------    ---------

  Net realized gain on portfolio                    819,000       1,482,454        67,259
  Net change in unrealized
    (depreciation) appreciation in
    portfolio companies             (391,863)    (1,728,215)     (2,618,779)    1,693,926
    appreciation of stock options    466,600             --              --           --
  Impairment of investments              --              --         (12,500)          --
  Interest (expense)                    (274)       (13,987)        (20,797)          --
  Interest income                         -             --               30           --
                                   ---------      ----------      ----------    ---------
Net increase (decrease) in net assets
  resulting from operations        $  33,876     $ (828,780)   $ (1,304,171)   $1,324,789
                                  ==========      ==========     ===========   ==========

Weighted average number of
      common shares                3,633,067      3,633,067       3,633,067     3,964,574
Basic earnings per share            $  0.009       $ (0.228)       $ (0.359)     $ (0.334)
Weighted average number of
   fully diluted shares           13,633,067     13,633,067      13,633,067    13,964,574
Diluted earnings per share        $    0.002      $ (0.0608)      $  (0.096)    $   0.095

                                  ==========      ==========     ===========   ==========





                     See accompanying notes the financial statements.



                                           Page F-5

                                   REGAL ONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                                   Three Months Ended  Three Months
Ended
                                                    March 31, 2009      March 31, 2008
                                                      (Unaudited)          (Unaudited)
                                                   ------------------  ----------------
Cash flows from operating activities:
Net decrease in net assets from operations              $   33,876         $  (828,780)
Adjustments to reconcile net increase (decrease)
    in net assets resulting from operating activities:

      Unrealized loss on short term investments            391,863           1,728,215
      Unrealized gain on stock option investments         (466,600)                 --
      Realized gain on sale of marketable securities            --            (819,000)
      Gain on settlement of liabilities                         --            (157,123)

Changes in operating assets and liabilities:
      Decrease in due to stockholders and officers              --            (110,000)
      Decrease in prepaid expense                           12,345                  --
      Increase (decrease) in accounts payable/accrued
        expenses                                           (21,068)           (311,317)
                                                         ---------            --------
Net cash used in operating activities                      (49,584)           (498,005)

Cash flows from investing activities:
      Proceeds from sale of marketable securities               --             836,993
                                                         ---------            --------
Net cash provided by investing activities                       --             836,993

Cash Flows from financing activities:
      Increase in margin loan                                   --             149,133
      Increase (decrease) in note payable - officer             --            (512,797)
                                                         ---------            --------
Net cash provided by (used in) financing activities             --            (363,664)

Net change in cash                                         (49,584)            (24,676)
Cash at beginning of period                                122,478              64,262
                                                         ---------            --------
Cash at end of period                                $      72,894          $   39,586
                                                      =============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

,Cash paid for interest                              $          --           $  87,203
                                                        ----------            --------
                                                      =============        ===========


      See accompanying notes to the financial statements








                            REGAL ONE CORPORATION
                      STATEMENTS OF FINANCIAL HIGHLIGHTS
                                         Three Months Ended Three Months Ended
                                          March 31, 2009     March 31, 2008
                                            (Unaudited)      (Unaudited)
                                         ----------------    -------------
  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss from operations              (0.011)         0.204
Net change in unrealized (depreciation)
   appreciation of portfolio companies           (0.108)        (0.475)
Net change in unrealized (deprecation)
   appreciation of stock option investment        0.128             --
Net realized gain on portfolio securities            --          0.225
                                              ---------       ---------
Total from investment operations                  0.009         (0.046)

SHAREHOLDER ACTIVITY
    Declared dividend                                --             --

                                              =========        =======
NET INCREASE (DECREASE) IN NET ASSETS             0.009         (0.228)
                                              =========        =======
NET ASSETS
    Beginning of period                           0.308          0.667
    End of period                                 0.318          0.439
                                              =========      =========

TOTAL NET ASSET VALUE RETURN                      3.0%          (41.2)%


RATIOS AND SUPPLEMENTAL DATA:
Ratios to average net assets:
    Net expenses                                   3.6%          2.2%
    Net investment gain (loss)                     6.6%        (41.2)%
    Portfolio turnover rate                          0           0.42


      See accompanying notes to the financial statements







                                 Page F-7

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

Basis of Presentation

In 2006, the Company began reporting as a BDC and the attached financial statements for the periods covered by this report have been formatted in conformity with the December 31, 2008 and 2007 financial statements, including the BDC required supplemental schedules, for comparative purposes. The nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company. The Company's financial position and its operating results, cash flows and changes in net assets for the periods covered by this report are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.

It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

Valuation of Investments (as an Investment Company)

Fair Value Accounting

As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value. For Level 2 and Level 3 investments which do not have readily determinable market values the value is determined by management. In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

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

                              FAS 157                          Fair Market
                              Level of      Carrying Cost      Value as of
Equity Investments:          Investment      Investment       March 31, 2009

Neuralstem, Inc.(CUR)          Level 1       $ 25,217          $ 575,750
Neuralstem Warrant             Level 2   --         0            516,600
LMP Money Market Trust Fund    Level 1             15                 15
                                            ---------          ---------
Total Investments                            $ 25,232         $1,092,365

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

As of March 31, 2009, Regal held 587,500 Neuralstem shares valued at $575,750. Of the total shares held at March 31, 2009, all have been recorded as a current asset. These shares constitute working capital available to Regal as of March 31, 2009. Regal also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented FAS 157 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in posting an unrealized gain of $466,600 in this quarter. This Neuralstem warrant is carried as a long term investment.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been adopted by the Company.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The adoption of this statement did not have an effect on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," (SFAS 161) as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The adoption of this statement did not have an effect on the Company's financial position or results of operations.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 did not have a material impact on our financial condition or results of operation.

NOTE 4 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of March 31, 2009 and at December 31, 2008 are 3,633,067.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of March 31, 2009 and December 31, 2008, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the three months ended March 31, 2009 and the year ended December 31, 2008, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 5 - STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to offer incentives to its employees, directors, officers, consultants and advisors. As of March 31, 2009, all outstanding options granted under our stock option plan had either been exercised or expired.

NOTE 6 - INVESTMENTS

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

At March 31, 2009, 587,500 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet. Regal One also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, In the first quarter of 2009 the Company implemented FAS 157 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in posting an unrealized gain of $466,600 in this quarter. This Neuralstem warrant is carried as a long term investment

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company.

Since 2006, the Investment Committee of the Board of Directors adopted the provisions of FAS 157 for valuation of the portfolio and bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of and the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

NOTE 7 - RELATED PARTY TRANSACTIONS

Through March 31, 2009, settlements were reached with four service providers and three stockholders whereby payments totaling $266,000 were concurrently paid in full settlement of all amounts owed, along with release of other claims and obligations between the parties. The Company realized a gain on these settlements in the amount of $117,123 in the quarter ended March 31, 2008, of which $6,214 was realized from the shareholder settlements. Additionally, as of March 31, 2008, Regal wrote off an old contingent debt of $40,000 carried in the due to officers and directors account and payable solely at the discretion of the Board of Directors, and Regal recognized a $40,000 gain on this write off. During the quarter ended June 30, 2008, a settlement was reached with a shareholder due $6,750 resulting in a $3,250 gain recorded. Additionally, a $60,000 reduction in accrued expense liability for Director fees was achieved by cash settlement payments totaling $40,000, resulting in a gain on settlement expense of $20,000.

NOTE 8 - CONTINGENCIES

The Company has historically incurred substantial debts in connection with its operations. During 2008, the Company entered into negotiations and settled its outstanding debts. As of March 31, 2009, the Company had only $39,459 in current Accounts Payable liabilities.

NOTE 9 - DISCLOSURES WITH REGARD TO CERTAIN OFFICERS AND DIRECTORS

As of March 31, 2009, Regal has no outstanding current liabilities to it's stockholders, officers or Directors.

On March 31, 2009, the Board of Directors of Regal One Corporation by unanimous written consent, agree to accept the resignation of Lisa DuBoise from her position on the Company's Board of Directors. Ms. DuBoise submitted her resignation in order to pursue other business interests and was not the result of any dispute with the Company. She will continue in her role as a Consultant to the Company.

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

Our clients' are usually in the early stage of development, typically have limited resources and compensate us for our services in capital stock. Accordingly, although our primary business is to provide consulting services and not to be engaged, directly or through wholly-owned subsidiaries, in the business of investing, reinvesting, owning, holding or trading in securities, we may nonetheless be considered an investment company as defined in the Investment Company Act of 1940 (1940 Act). In order to lessen the regulatory restrictions associated with the requirements of the 1940 Act, on September 16, 2005, we elected to be treated as a Business Development Company (BDC) in accordance with sections 55 through 65 of the 1940 Act.

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

Portfolio Investments

During the three months ended March 31, 2009, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments
                                                      Value of Investments
     Name of Company                 Investment       as of March 31, 2009

Neuralstem, Inc. (OTCBB: CUR)       Common Stock             $575,750
Neuralstem, Inc.                     Warrants                 516,600

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

As of March 31, 2009, the Company holds 587,500 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of $5.00 per share.

Employees

We have one part-time employee. We expect to use independent consultants, attorneys, and accountants as necessary and do not anticipate a need to engage any additional full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

Financial Condition Overview

The Company's total assets were $1,194,064 and its net assets were $1,154,605 at March 31, 2009, compared to $1,181,258 and $1,120,728, respectively, for the period at December 31, 2008.

The changes in total assets during the three months ended March 31, 2009 were primarily attributable to a decrease of ($391,863)in unrealized appreciation in marketable securities, a gain of $466,600 in unrealized appreciation in stock option investments, and a loss of ($40,587) on investment operations. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned. In the first quarter of 2009 the Company implemented FAS 157 fair market valuation using a Black-Scholes Option Pricing model for the Neuralstem warrant. This resulted in posting an unrealized gain of $466,600 in this quarter.

The changes in net assets during the three months ended March 31, 2009 were attributable to the net operating loss from operations for the period of ($40,587), the changes in investment value from the $391,863 unrealized loss on the portfolio valuation, the unrealized gain in appreciated valuation of the Neuralstem warrant of $466,600 and interest expense of $275.

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

Result of Operations for the three month period ending March 31, 2009 vs.
2008.

Operating Expenses

For the three months ended March 31, 2009, operating expenses were $40,587 compared to $61,901 for the comparable period of 2008. The decrease for the three month period ending March 31, 2009 compared to the comparable period of 2008 was primarily due to decreased Professional Services expenses ($29,023) offset by a $7,709 increase for General and Administrative expenses.

Net Investment Income/ (Loss)

For the three months ending March 31, 2009, our net investment loss after taxes was $40,587 compared to a gain of $94,422 for the comparable period in 2008. The net change loss of $135,009 in the three month period ending March 31, 2009 as compared to the comparable period ended March 31, 2008 was attributable to the factors discussed above and a $157,123 gain on settlements of various payables.

Other increases (decreases) in net assets from investments

For the three months ended March 31, 2009, net assets increased by $33,877 primarily from the net change in unrealized loss on the value of portfolio securities of $391,863 offset by the unrealized gain of $466,600 in the valuation of the investment warrant. This compares to an unrealized investment loss of $1,718,215 for the comparable period in 2008. Refer to the Statements of Operations page F-5.

Liquidity and Capital Resources

At March 31, 2009, we had $677,464 in liquid and semi-liquid current assets consisting of $72,894 in cash, $28,805 in Prepaid Insurance expense, and $575,765 in saleable marketable securities at fair market value. For the three month period ended March 31, 2009, we primarily satisfied our working capital needs from cash on hand at the beginning of the period which decreased by $49,584. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $12,345, and (ii) payment of accounts payable/accrued expenses of $21,068

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of March 31, 2009 held 587,500 shares of Regal's Neuralstem stock. No loans were required during the first quarter of 2009 and no balance is due.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $14,000. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended March, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 28, 2009, Regal One Corporation was named as a Defendant in a lawsuit filed in United States District Court, Central District of California. The Corporation has no further information on the lawsuit as they presently have not been served as a defendant.

Item 1A. Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

We Have Historically Lost Money and Losses May Continue in the Future:

Our net operating loss for the 2008 fiscal year was $314,152 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations in which case, the Company could deplete its cash and liquid resources.

The Company's cash expenses are very large relative to its cash flow which requires the Company continually to sell its investment inventory shares. This could result in substantial dilution to our shareholders net equity and our ability to continue in operations should additional capital not be raised:

For the year ended December 31, 2008 the Company had no operating revenues and operating expenses of $335,748. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first three months of 2009, the Company was not required to sell any shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

The Company's common stock is trading at a substantial discount to net asset value:

The following table summarizes the Company's historical approximate net asset value per common share and corresponding stock price:

As of December 31,             2008     2007     2006     2005

      Net Asset Value         $0.31   $ 0.67   $ 0.22  $ (0.07)

      Stock Price*            $0.11   $ 0.06   $ 0.15  $  0.30

*Stock Price is the closing price as of the last trading day in December of each corresponding year.

At present the Company is trading at a discount to Net Asset Value, however there can be no assurance this trend will continue. Moreover, as the Company utilizes and monetizes its assets for its continuing operating needs, the Net Asset Value will decrease, potentially resulting in further decreases in the price of the Company's common stock.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements:

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) under the symbol RONE where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

We could fail to retain or attract key personnel who are required in order for us to fully carry out our business plan:

The Company's operations and ability to implement its business plan are dependent upon the efforts of its key personnel, the loss of the services of which could have a material adverse effect on the Company. The Company will likely be required to hire additional personnel to implement its business plan. Qualified employees and consultants are in great demand and are likely to remain a limited resource for the foreseeable future. Competition for skilled, creative and technical talent is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel. Any failure by the Company to retain the services of existing employees and consultants or to hire new employees when necessary could have a material adverse effect upon the Company's business, financial condition and results of operations. Our future success depends in significant part on the continued services of our Chairman and Chief Executive officer. We have no employment agreement with or life insurance on Charles J. Newman.

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At March 31, 2009, 100% of the Company's investments asset value resulted from a single portfolio holding.

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

   None

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

On February 4, 2009, a meeting of a majority of the shareholders of the Company was held to vote on the election of Directors and nominees for Director. The number of shares outstanding and eligible to vote or have voted in this matter are: 3,633,067 shares of common stock and 100,000 shares of Class B Preferred Stock. Each Preferred share has voting rights entitled to 100 shares of common stock. Therefore, of a total of 13,633,067 votes entitled to be cast as of February 4, 2009, 7,170,783 (52.6%) voted in favor of the proposals. Shareholders also ratified retaining the services of DeJoya Griffith and Company, LLC, an accounting firm certified with the Public Company Accounting Oversight Board, for the upcoming fiscal year. This information was contained in a Form Schedule 14C filed on February 20, 2009 with the SEC included by reference to this report.

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


Form 8-K Reports filed during the quarter

On April 1, 2009 the Company filed Form 8-K announcing the departure of a member of our Board of Directors effective as of March 31, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Regal One Corporation

       Dated: May 13, 2009
       By:/S/ Charles J. Newman
       Charles J. Newman
       Chief Executive Officer, Chief Financial Officer


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

                         OFFICERS AND DIRECTORS

      Name                   Title                             Date

/s/ Charles J. Newman                                     May 14, 2009
By: Charles J. Newman
   Chief Executive Officer, Chief Financial Officer, and
   Director (Principal Executive Officer)


/s/ Malcolm Currie                                        May 14, 2009
By: Malcolm Currie          Director


/s/ Bernard L. Brodkorb                                   May 14, 2009
By: Bernard L. Brodkorb     Director


46