Form 10-Q
period 2009-09-30
REGAL ONE Corp
filed 2009-11-13
CIK 845385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2009

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

As of November 12, 2009, there were 3,633,067 shares of common stock, $.001 par value and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.
------------------------------------------------------------------------------

                            TABLE OF CONTENTS


                   PART I. FINANCIAL INFORMATION
                                                                     PAGE
Item 1. Financial Statements                                         ----
        Balance Sheets                                                F-2
        Schedule of Investments                                       F-3
        Statements of Changes in Net Assets                           F-4
        Statements of Operations                                      F-5
        Statements of Cash Flows                                      F-6
        Statements of Financial Highlights                            F-7
        Notes to Financial Statements                                9-16

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                       17-22
Item 3. Quantitative and Qualitative Disclosures about Market Risk     22
Item 4. Controls and Procedures                                        23

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              24
Item 1A. Risk Factors                                               24-30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    31

Item 3. Defaults upon Senior Securities                                31

Item 4. Submission of Matters to a Vote of Security Holders            31

Item 5. Other Information                                              31

Item 6. Exhibits and Reports on Form 8-K                               31

        Signatures                                                     32

                         PART I  FINANCIAL INFORMATION

                                 REGAL ONE CORPORATION
                                     BALANCE SHEETS
                                                   September 30, 2009  December 31, 2008
                                                       (Unaudited)        (Audited)
                              ASSETS               --------------  -----------------
Assets:
   Cash and cash equivalents                          $  106,541          $   122,478
   Prepaid Insurance                                       4,115               41,150
   Marketable securities at fair value                   694,740              967,628
                                                      ----------          -----------
Total Current Assets:                                    805,396            1,131,256

Investments:
   Investments in non-affiliated portfolio companies   1,577,640            1,017,628
   Less: marketable securities portion                  (694,740)           ( 967,628)
                                                        --------          -----------
Total investments, net                                   882,900               50,000
                                                      ----------          -----------
TOTAL ASSETS                                         $ 1,688,296          $ 1,181,256
                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS
Current liabilities:

   Accounts payable and accrued liabilities               44,598               60,528
                                                      ----------            ---------
Total Current Liabilities                                 44,598               60,528
                                                      ----------            ---------
Stockholders' Equity:
   Preferred stock, no par value
     Series A - Authorized 50,000 shares,
      0 issued and outstanding at September 30, 2009
      and December 31, 2008, respectively                     --                   --
     Series B - Authorized 500,000 shares, 100,000
      issued and outstanding at September 30, 2009
      and December 31, 2008, respectively                    500                  500

   Common stock, no par value,:
     Authorized 50,000,000 shares; 3,633,067 shares
     issued and outstanding at September 30, 2009
     and December 31, 2008, respectively               8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (6,733,495)          (7,256,465)
                                                      -----------          -----------
  Total Net Assets                                     1,643,698            1,120,728
                                                     -----------           -----------
TOTAL LIABILITIES AND NET ASSETS                     $ 1,688,296         $  1,181,256
                                                    ============           ===========
Net asset value per outstanding share                $     0.452         $      0.308

                                   F-2

                See accompanying notes to the financial statements.



                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                   September 30, 2009
                                      (Unaudited)

Equity Investments:

                        Description         Percent    Carrying Cost  Discounted
Company                 of Business         Ownership   Investment    Fair Value  Affiliation


Neuralstem, Inc. (CUR) Biomedical company      2%       $ 18,993 (1)   $694,725      No
Neuralstem, Inc. Warrant                                  50,000 (2)    882,900      No
LMP Money Market Fund                                         15             15      No
                                                        ---------      ---------
      Total Investments                                $  69,008     $1,577,640

Investment                        Date       Closing     Number of     Book Value  Percent
                                             Price      Shares held                 Change
Closing market price Neuralstem  09/30/09   $ 1.570      442,500        $694,725      19%
Closing market price Neuralstem  06/30/09   $ 1.040      559,000        $581,360

(1) At September 30, 2009, there were 442,500 Neuralstem shares held reported on a fair value basis at the closing market price of $1.57 on the OTCBB with no additional reduction in Fair
Market Value applied. 116,500 shares were sold in the quarter. Regal recorded a net gain in book value of 19% because the share price increased by 51% during the quarter. All shares held have been recorded as a current asset.

(2) Regal also has one ten year Neuralstem warrant issued 09-15-2005 to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of September 30, 2009 using a Black-Scholes
Pricing model, a $882,900 value has been assigned to these stock option warrants less a 10%
discount reserved by management due to the factors of low trading volume of Neuralstem stock and also there is no active market for trading Neuralstem stock options on any exchange. For the period ended December 31, 2008 Regal valued the investment at $50,000. By changing the valuation method to using Black-Scholes, Regal recorded a $472,000 unrealized gain on the investment in the first half of 2009 and an additional $360,000 gain in the third quarter of
2009 due to an increase in the stock price. It is very unlikely given the present price of
Neuralstem stock that this option would be exercised in the near future until at such time the value of these shares reasonably exceed the exercise price.



F-3

                     See accompanying notes to the financial statements.








                              REGAL ONE CORPORATION
                        STATEMENTS OF CHANGES IN NET ASSETS

                                             For the Nine        For the Nine
                                             Months Ended        Months Ended
                                             September 30, 2009  September 30, 2008
                                              (Unaudited)         (Unaudited)
OPERATIONS:

Net investment gain (loss) from operations       $ (221,448)      $  (29,123)
Net realized gain on portfolio securities           179,005        1,356,137
Net change in unrealized appreciation
  (depreciation) of portfolio securities           (266,663)      (2,812,121)
Net change in valuation of stock options            832,900               --
Interest income                                                           30
Interest (expense)                                     (824)         (20,794)
                                                ------------     ------------
Net increase (decrease) in net assets
  resulting from operations                         522,970       (1,505,871)

SHAREHOLDER ACTIVITY:

    Declared dividend                                    --               --

NET INCREASE (DECREASE) IN NET ASSETS               522,970       (1,505,871)

NET ASSETS:

     Beginning of period                          1,120,728        2,424,900

     End of period                                1,643,698          919,029

     Average net assets                           1,382,213        1,671,965

Ratios to average net assets:

     Net operating expenses                         221,448          208,696
     Net investment gain (loss)                     522,970       (1,505,871)
     Per share ratio expenses                          6.1%             5.7%
     Per share ratio net investment gain (loss)       14.4%           (41.4%)








                                           F-4
                   See accompanying notes to the financial statements



                                    REGAL ONE CORPORATION.
                                  STATEMENTS OF OPERATIONS
                                          (Unaudited)                    (Unaudited)
                                  Quarter Ended September 30      Nine Months Ended September 30
                                       2009          2008             2009         2008
                                 ------------- -------------     -----------    ----------

Investment income:                 $      --       $     --         $    --      $     --

Operating expenses:
 Professional services               110,213        104,480         180,732       186,892
Other selling, general and
    administrative expenses           13,750          4,788          40,716        21,804
                                   ---------      ---------        --------      --------
Total Operating expenses             123,963        109,268         221,448       208,696
                                   ---------      ---------        --------      --------
Net Operating loss                  (123,963)      (109,266)       (221,448)     (208,696)
                                   ---------      ---------        --------     ---------
Net income (loss) before provision
    for income taxes                 (123,963)      (109,288)       (221,448)      (28,323)

Income tax expenses                       --                                         (800)
                                   ---------      ----------       ---------   ----------
Net investment gain (loss)          (123,963)      (109,268)       (221,448)      (29,123)
                                   ---------      ----------      ----------    ---------

  Net realized gain on portfolio     149,660        291,369         179,005     1,356,137
  Net change in unrealized
    (depreciation) appreciation in
    portfolio companies              118,366        (94,493)       (266,663)   (2,799,621)
    appreciation of stock options    360,000             --         832,900           --
  Interest (expense)                    (275)        (2,632)           (824)      (20,794)
  Interest income                         -              --              --            30
  Impairment of investment(Write-off)               (12,500)             --       (12,500)
                                   ---------      ----------      ----------    ---------
Net increase (decrease) in net assets
  resulting from operations        $ 503,788      $  72,476    $    522,970   $(1,505,871)
                                  ==========      ==========     ===========   ==========

Weighted average number of
      common shares                3,633,067      3,633,067       3,633,067     3,633,067
Basic earnings per share            $  0.139      $  0.020       $    0.144     $ (0.414)
Weighted average number of
   fully diluted shares           13,633,067     13,633,067      13,633,067    13,633,067
Diluted earnings per share         $   0.037      $   0.005      $    0.038      $ (0.110)

                                  ==========      ==========     ===========   ==========





                     See accompanying notes the financial statements.



                                           Page F-5

                                   REGAL ONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                                       For the Nine Months Ended
                                                 September 30, 2009  September 30, 2008
                                                   ------------------  ----------------
Cash flows from operating activities:
Net decrease in net assets from operations              $  522,970        $ (1,505,871)
Adjustments to reconcile net increase (decrease)
    in net assets resulting from operating activities:
      Realized gain on sale of marketable securities      (179,005)         (1,356,137)
      Unrealized loss on short term investments            272,888           2,799,621
      Unrealized gain on stock option investments         (832,900)                 --
      Gain on settlement of liabilities                         --            (180,373)
      Cost of investments                                   (6,494)                --
      Impairment of Investments                                 --              12,500

Changes in operating assets and liabilities:
      Decrease in due to stockholders and officers              --            (367,025)
      Decrease in prepaid expense                           37,035                  --
      Increase (decrease) in accounts payable/accrued
        expenses                                           (15,930)           (113,500)
                                                         ---------            --------
Net cash used in operating activities                     (201,436)           (710,785)

Cash flows from investing activities:
      Proceeds from sale of marketable securities          185,499           1,384,994
                                                         ---------            --------
Net cash provided by investing activities                  185,499           1,384,994

Cash Flows from financing activities:
      Increase in margin loan                                   --                 132
      Increase (decrease) in note payable - officer             --            (786,422)
      Proceeds from note holder                                 --             135,628
                                                         ---------            --------
Net cash provided by (used in) financing activities             --            (650,662)

Net change in cash                                         (15,937)             23,547
Cash at beginning of period                                122,478              64,261
                                                         ---------            --------
Cash at end of period                                $     106,541          $   87,808
                                                      =============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                               $         824           $  87,203
                                                        ----------            --------

 Non-Monetary Transactions:
   Unrealized gain (loss) in marketable securities        (272,888)            160,373
   Unrealized gain in stock option valuation               832,900                  --
   Gain on settlement of liabilities                            --             180,373
                                                      =============        ===========
 Total Non-Monetary Transactions                           560,012             340,746


      See accompanying notes to the financial statements



                            REGAL ONE CORPORATION
                      STATEMENTS OF FINANCIAL HIGHLIGHTS
                                          Nine Months Ended  Nine Months Ended
                                           September 30,        September 30,
                                                2009                2008
                                            (Unaudited)         (Unaudited)
                                         ----------------    -------------
  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:
Net investment income (loss) from operations     (0.061)         0.009
Net realized gain on portfolio securities         0.049          0.373
Net change in unrealized (depreciation)
   appreciation of portfolio companies           (0.073)        (0.774)
Net change in unrealized (deprecation)
   appreciation of stock option investment        0.229             --
Interest expense                                  0.000         (0.006)
                                              ---------       ---------
Total from investment operations                  0.144         (0.414)

SHAREHOLDER ACTIVITY
    Declared dividend                                --             --

                                              =========        =======
NET INCREASE (DECREASE) IN NET ASSETS             0.144         (0.414)
                                              =========        =======
NET ASSETS
    Beginning of period                           0.308          0.667
    End of period                                 0.452          0.253
                                              =========      =========

TOTAL NET ASSET VALUE RETURN                      37.8%          (90.1)%


RATIOS AND SUPPLEMENTAL DATA:
    Net expenses to average net assets           15.5%         12.48%
    Net investment gain (loss)
        to average net assets                    37.8%        (90.1)%
    Per share ratio net expenses                  6.1%          5.7%
    Per share ratio net investment               14.4%        (41.4)%

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

                              FAS 157                          Fair Market
                              Level of      Carrying Cost      Value as of
Equity Investments:          Investment      Investment      September 30, 2009

Neuralstem, Inc.(CUR)          Level 1       $ 18,993          $ 694,725
Neuralstem Warrant             Level 2         50,000            882,900
LMP Money Market Trust Fund    Level 1             15                 15
                                            ---------          ---------
Total Investments                            $ 69,008         $1,577,640

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

As of September 30, 2009, Regal held 442,500 Neuralstem shares valued at $694,725. Of the total shares held at September 30, 2009, all have been recorded as a current asset. These shares constitute working capital available to Regal. Regal also has one ten year warrant at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented FAS 157 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in an unrealized gain of $472,000 in the first six months of 2009 and an additional $360,000 unrealized gain in the third quarter of 2009. It is very unlikely given the present value of Neuralstem stock that this option would be exercised in the near future until at such time the value of these shares reasonably exceed the exercise price. This Neuralstem warrant is carried as a long term investment.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards
No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

NOTE 4 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of September 30, 2009 and at December 31, 2008 are 3,633,067.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of September 30, 2009 and December 31, 2008, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the nine months ended September 30, 2009 and the year ended December 31, 2008, no dividends have been declared on the Series A or Series B convertible preferred stock.

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

At September 30, 2009, 442,500 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet. Regal One also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented FAS 157 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in an unrealized gain of $830,200 for the nine months ended September 30, 2009. This Neuralstem warrant is carried as a long term investment.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Through March 30, 2008, settlements were reached with four service providers and three stockholders whereby payments totaling $266,000 were concurrently paid in full settlement of all amounts owed, along with release of other claims and obligations between the parties. The Company realized a gain on these settlements in the amount of $117,123 in the quarter ended March 31, 2008, of which $6,214 was realized from the shareholder settlements. Additionally, as of March 31, 2008, Regal wrote off an old contingent debt of $40,000 carried in the due to officers and directors account and payable solely at the discretion of the Board of Directors, and Regal recognized a $40,000 gain on this write off. During the quarter ended June 30, 2008, a settlement was reached with a shareholder due $6,750 resulting in a $3,250 gain recorded. Additionally, a $60,000 reduction in accrued expense liability for Director fees was achieved by cash settlement payments totaling $40,000, resulting in a gain on settlement expense of $20,000. Richard Hull, a former officer, was compensated $15,000 in consulting fees for the first quarter of 2008. There have been no related party transactions in 2009.

NOTE 8 - CONTINGENCIES

The Company during prior years incurred substantial debts in connection with its operations. During 2008, the Company entered into negotiations and settled its outstanding debts. As of September 30, 2009, the Company had only $44,598 in total current liabilities.

On April 28, 2009, Regal One Corporation was named as a Defendant in a lawsuit filed by a major shareholder in United States District Court, Central District of California. The Company has made a motion with the U S District Court to dismiss the case and further has filed an answer and a counterclaim interpleading action because certain other individuals have claimed ownership in the securities in question. The Court ruled and granted the Companies motion to dismiss certain claims, with the rights for the plaintiffs to refile an amended complaint. The Plaintiff filed an amended complaint an a motion to dismiss the interpleader action. The hearing on the pending motions on the merits was scheduled for November 2, 2009 and the Court took the outstanding motions under submission. The plaintiff and the defendants have stipulated to wait for the Courts ruling on the pending motions before proceeding. The Company has no opinion at this time as to the outcome of or any potential liability since the case is still in the very early stages.


NOTE 9 - DISCLOSURES WITH REGARD TO CERTAIN OFFICERS AND DIRECTORS

On March 31, 2009, the Board of Directors of Regal One Corporation by unanimous written consent, agreed to accept the resignation of Lisa DuBoise from her position on the Company's Board of Directors. Ms. DuBoise submitted her resignation in order to pursue other business interests. Her resignation was not the result of any dispute with the Company. She will continue in her role as a Consultant to the Company. On April 1, 2009, the Registrant filed Form 8-K announcing the resignation of Ms. DuBoise from the Board of Directors.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2009, the date which the financial statements were available to be issued, no events have been noted.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Portfolio Investments

During the nine months ended September 30, 2009, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments
                                                      Value of Investments
     Name of Company                 Investment      as of September 30, 2009

Neuralstem, Inc. (OTCBB: CUR)       Common Stock             $694,725
Neuralstem, Inc.                     Warrants                 882,900

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

As of September 30, 2009, the Company holds as an investment 442,500 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of $5.00 per share. The Company sold 116,500 shares in the third quarter.

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

Financial Condition Overview

The Company's total assets were $1,688,296 and its net assets were $1,643,698 at September 30, 2009, compared to $1,181,256 and $1,120,728, respectively, for the period at December 31, 2008.

The changes in total assets during the nine months ended September 31, 2009 were primarily attributable to a decrease of $266,664 in unrealized appreciation in marketable securities, a gain of $832,900 in unrealized appreciation in stock option investments, and a loss of ($221,448) on investment operations. Regal had a realized gain of $179,005 on the sale of investment securities. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned. In the first quarter of 2009 the Company implemented FAS 157 fair market valuation using a Black-Scholes Option Pricing model for the Neuralstem warrant resulting in an unrealized gain of $472,900. Prior to 2009 the option investment was valued at $50,000.

Changes in net assets during the nine months ended September 30, 2009 were attributable to the net operating loss from operations for the period of ($221,448), the net realized gain from the sale of securities of $179,005, the loss in investment value in unrealized appreciation on the portfolio valuation of ($266,664), the unrealized gain in appreciated valuation of the Neuralstem warrant of $832,900 and interest expense of $824.

The Company's financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company's help.

Result of Operations for the nine month period ending September 30, 2009 vs.
2008.

Operating Expenses

For the nine months ended September 30, 2009, operating expenses were $221,448 compared to $208,696 for the comparable period of 2008. The increase for the nine month period ending September 30, 2009 compared to the comparable period of 2008 was primarily due to decreased Professional Services expenses ($6,160) offset by a $18,912 increase for General and Administrative expenses, primarily insurance cost.

Net Investment Income/ (Loss)

For the nine months ending September 30, 2009, our net investment loss after taxes was $221,448 compared to a loss of $28,323 for the comparable period in 2008. The net change loss of $193,125 in the nine month period ending September 30, 2009 as compared to the comparable period ended September 30, 2008 was attributable to the factors discussed above and a $180,373 gain on settlements of various payables in 2008.

Other increases (decreases) in net assets (Net Equity) from investments

For the nine months ended September 30, 2009, net assets increased by $522,970 primarily from the net change in unrealized loss on the value of portfolio securities of $266,664 offset by the unrealized gain of $832,900 in the valuation of the investment warrant. This compares to an unrealized investment loss of $2,799,621 for the comparable period in 2008. Refer to the Statements of Operations page F-5.


Liquidity and Capital Resources

At September 30, 2009, we had $805,396 in liquid and semi-liquid current assets consisting of $106,541 in cash, $4,115 in Prepaid Insurance expense, and $694,740 in saleable marketable securities at fair market value. For the nine month period ended September 30, 2009, we primarily satisfied our working capital needs by selling our portfolio securities. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $37,035, and (ii) a decrease in accrued accounts payable expenses of $15,930

The Company may receive loans from established collateralized loan accounts with securities broker/dealers that as of September 30, 2009 held 442,500 shares of Regal's Neuralstem stock. No loans were required during 2009 and no balance is due.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $24,700. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 28, 2009, Regal One Corporation was named as a Defendant in a lawsuit filed by a major shareholder in United States District Court, Central District of California. The Company has made a motion with the U S District Court to dismiss the case and further has filed an answer and a counterclaim interpleading action because certain other individuals have claimed ownership in the securities in question. The Court ruled and granted the Companies motion to dismiss certain claims, with the rights for the plaintiffs to refile an amended complaint. The Plaintiff filed an amended complaint and a motion to dismiss the interpleader action. The hearing on the pending motions on the merits was scheduled for November 2, 2009 and the Court took the outstanding motions under submission. The plaintiff and the defendants have stipulated to wait for the Courts ruling on the pending motions before proceeding. The Company has no opinion at this time as to the outcome of or any potential liability since the case is still in the very early stages.


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

To cash flow it's operations the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the third quarter of 2009 the Company sold 116,500 shares of inventory investment stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At September 30, 2009, 100% of the Company's investments asset value resulted from a single portfolio holding.

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


       Regal One Corporation

       Dated: November 13, 2009
       By:/S/ Charles J. Newman
       Charles J. Newman
       Chief Executive Officer, Chief Financial Officer


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

                         OFFICERS AND DIRECTORS

      Name                   Title                             Date

/s/ Charles J. Newman                                     November 12, 2009
By: Charles J. Newman
   Chief Executive Officer, Chief Financial Officer, and
   Director (Principal Executive Officer)


/s/ Malcolm Currie                                        November 12, 2009
By: Malcolm Currie          Director


/s/ Bernard L. Brodkorb                                   November 12, 2009
By: Bernard L. Brodkorb     Director

46