Form 10-K
period 2009-12-31
REGAL ONE Corp
filed 2010-04-08
CIK 845385

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Act).    Yes [] No [X]

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $47,039 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity on the OTCBB, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of April 6, 2010, there were: 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

                                  TABLE OF CONTENTS


                                                                        Page
                                    PART I
ITEM 1.     Business                                                       4
Item 1A.    Risk Factors                                                 9-15

Item 2.     Properties                                                    16
Item 3.     Legal Proceedings                                             16
Item 4.     Submission of Matters to a Vote of Security Holders           16

                                    PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities           17
Item 6.     Selected Financial Data                                       19
Item 7.     Management's Discussion and Analysis of Financial Condition
                And Results of Operations                                 20
Item 7A.    Quantitative an Qualitative Disclosures About Market Risk     23
Item 8.     Financial Statements and Supplementary Data                   23
Item 9.     Changes in and Disagreements with Accountants on Accounting
                And Financial Disclosure                                  23
Item 9A.    Controls and Procedures                                       23
Item 9B.    Other Information                                             24

                                   PART III
Item 10.    Directors, Executive Officers and Corporate Governance        25
Item 11.    Executive and Director Compensation                           26
Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters               29
Item 13.    Certain Relationships and Related Transactions, and Director
                 Independence                                             30
Item 14.    Principal Accountant Fees and Services                        31

                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules                    32

Signatures                                                                33
Report of Independent Registered Public Accounting Firm                   34
Financial Statement Schedules                                          F1-F7
Notes to Financial Statements                                          41-54

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

DESCRIPTION OF BUSINESS

Overview

Regal One Corporation is a financial services company which coaches and assists biomedical companies, through our network of professionals, in listing their securities on the over-the-counter bulletin board (OTCBB) market. Since inception we have been involved in a number of industries.

Regal One Corporation was initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our Board of Directors determined it was in our shareholders best interest to change the focus of the company's operation to providing financial services through our network of advisors and professionals.

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

     Strategic fit,
     Management ability, and
     Incremental value that we can bring to the potential client.

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

Portfolio Investments

During the twelve months ended December 31, 2008, we did not add any companies to our portfolio. Our investment in American Stem Cell (ASC) was removed from our books as management decided it has no current market value. Our portfolio is as follows:

Name of Company                 Investment    Value of Investment as of
                                                     Dec. 31, 2009

Neuralstem, Inc. (OTCBB: CUR)   Common Stock        $  716,000
Neuralstem, Inc.                Warrant                855,900  (1)
LMP Money Market Trust          Money Market Fund           15
                                                    -----------
Total                                               $1,571,915

1.) See Note 5 Investments in Notes to Financial Statements.

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

At December 31, 2009, we held 400,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of $5.00 per share.

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

Compliance with the Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us in the following ways: For example:

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

We are required to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated within the regulations stated in the act.

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

Item 1A. RISK FACTORS

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

The Company Has Historically Lost Money and Losses May Continue in the Future:

Except for 2009 when the Company booked a net operating gain of $514,737 including an unrealized appreciation in value of our stock options investments of $805,900, the Company has historically lost money. For the year ended December 31, 2009 the Company had a net operating loss of $298,027 excluding our realized and unrealized income from investments. However, this is an improvement over our net operating loss for the 2008 fiscal year of $314,152 and our operating loss for fiscal 2007 in the amount of $445,596. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations and future losses are likely to occur.

The Company changed their business model in 2005 and as a result, current historical results may not be comparable with operating results presented prior to 2005:

In March 2005, the Company formally began implementing our current business model of providing services to biotech companies. As a result of how the Company receives payment for these services, Regal is technically considered an investment company under the 1940 Investment Company Act. As such, Regal has presented financial results and accompanying notes according to the accounting standards of an Investment Company. Until 2005, our operating results were presented in the format and style of an industrial company. As a result, our financial performance and statements may not be comparable between the years prior and up to 2004 and the results for 2005 and after.

The Company's cash expenses are very large relative to its cash flow which requires the Company continually to sell shares from its investments. This could result in substantial dilution to our shareholders equity or our ability to continue in operations should additional capital not be raised:

For years ended December 31, 2009 the Company had no operating revenues and had operating expenses of $298,027 and $314,152 respectively. Consequently, the Company was required to sell shares of the Company's inventory of investment common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. Gross proceeds income from the sale of securities in 2009 amounted to $261,114. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in net asset value for the Company's stockholders. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

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

The Company's common stock is trading at a substantial discount to net asset value:

The following summarizes the Company's approximate net asset value per common share and corresponding stock price:


As of December 31,            2009      2008     2007      2006      2005

Net Asset Value              $0.45     $0.31     $.67      0.22     (0.07)

Stock Price*                  0.03      0.11     0.06      0.15      0.30

*Stock Price is the closing price as of the last trading day in December of each corresponding year.

At present the Company is trading at a discount to Net Asset Value. In 2005, the Company's common stock traded at a substantial premium to its net asset value. Moreover, as the Company utilizes and monetizes its investment assets for its continuing operating needs the Net Asset Value may decrease, potentially affecting the price of the Company's common stock.

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At December 31, 2009, 43% of the Company's asset value resulted from a single portfolio holding.

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

The Company values its portfolio securities at fair value as determined in good faith by the Board of Directors and market prices to the extent necessary to reflect significant events affecting the value of such securities. The Board of Directors may retain an independent valuation firm to aid it on a selective basis in making fair value determinations. The types of factors that may be considered in fair value pricing of an investment include the markets in which the portfolio company does business, comparison of the portfolio company to (other) publicly traded companies, discounted cash flow of the portfolio company, and other relevant factors.

Because such valuations are inherently uncertain, they may fluctuate during short periods of time, and may be based on estimates. Determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, the Company may not be able to dispose of its holdings at a price equal to or greater than the determined fair value. Net asset value could be adversely affected if the determination regarding the fair value of Company investments is materially higher than the values ultimately realized upon the disposal of such securities.

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

The market values of publicly traded portfolio companies are likely to be extremely volatile:

Our clients tend to be early stage biotech companies. As a result, their operations and futures are highly dependent on their ability to develop products and successfully bring them to the marketplace.. Unlike more seasoned companies with historical financial projections that can be used to evaluate performance, our clients typically do not possess such historical figures. Accordingly, the publically traded shares of our portfolio companies will generally be thinly traded and may be subject to volatile swings in value.

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

Item 3. LEGAL PROCEEDINGS

On April 28, 2009, one of Regal One's shareholders, AB Investments LLC ("ABI"), sued Regal One and a number of its current and former officers and directors in the California Central District Court asserting claims for securities fraud, breach of contract and various torts relating to its claim that Regal One had wrongfully failed to deliver to ABI the stock certificates representing its Regal One stock and the stock certificates representing its dividend of stock in Neuralstem, Inc. Regal One sought to interplead the shares because one of ABI's managing members at the time, Allen Gelbard, had instructed Regal One not to deliver the Neuralstem certificates to ABI until after an internal dispute between the various members of ABI had been resolved. The court dismissed both the securities fraud claims and the interpleader. Mr. Gelbard later filed a motion to intervene in the action (claiming that he was the rightful owner of the stock certificates, rather than ABI), but the court denied Mr. Gelbard's motion to intervene. The parties eventually reached a confidential settlement agreement of all the remaining claims in the action, pursuant to which the court entered a stipulated final judgment and order on February 18, 2010 that required delivery of the stock certificates at issue to ABI, and ended the case. The Company complied with the terms of the settlement agreement and court order, delivered the stock certificates to ABI, and considers the case to be closed and settled between all parties.

Before the Court's entry of final judgment in the action, Mr. Gelbard threatened to pursue further legal action against Regal One and its current and former officers and directors if it delivered the stock certificates to ABI.

As of the date of this annual report and subsequent events, there are no additional material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no other material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

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

                                  PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company's Common Stock is traded on a limited and sporadic basis on the OTCBB (Over-The-Counter Bulletin Board) under the symbol (RONE). The following table sets forth the trading history of the closing price of the Common Stock on the Bulletin Board for last three years as reported by the WWW.OTCBB.COM web site. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

         Quarter Ending          Quarterly High  Quarterly Low

         Dec. 31, 2009              $ 0.04          $0.03
         Sep. 30, 2009              $ 0.055         $0.02
         Jun. 30, 2009              $ 0.055         $0.02
         Mar. 31, 2009              $ 0.11          $0.04

         Dec. 31, 2008              $ 0.11          $0.06
         Sep. 30, 2008              $ 0.10          $0.06
         Jun. 30, 2008              $ 0.14          $0.06
         Mar. 31, 2008              $ 0.19          $0.08

         Dec. 31, 2007              $ 0.16          $0.05
         Sep. 30, 2007              $ 0.30          $0.05
         Jun. 30, 2007              $ 0.14          $0.05
         Mar. 31, 2007              $ 0.34          $0.07


Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company's common stock will be sustained or grow in the future.

Holders of record

As of March 12, 2010, there were approximately:
     619 shareholders of our common stock; and 10 shareholders of our preferred stock.

The Company feels the actual number of common stock holders may be significantly higher as 2,818,602 common shares are held in street name which is 77.6% of the total common shares outstanding.

Dividends/Distributions

On January 23, 2006, the Company declared a distribution of approximately 500,000 Neuralstem, Inc. common shares acquired as a result of services provided. On February 5, 2007, the Company completed the distribution. As a result of rounding for partial shares a total of 500,473 Neuralstem, Inc. common shares was distributed. No additional distributions are contemplated in the future. Refer to Item 3 Legal Proceedings for additional information.

Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who had knowledge of and access to sufficient information about the Company to make an informed investment decision and were sophisticated in such transactions. No commissions were paid in connection with the transactions described below unless specifically noted. The information relates as to all securities of the Company sold by the Company within the past three years which were not registered under the Securities Act. Including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

There were no sales of unregistered securities in 2009.

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

Item 6. SELECTED FINANCIAL DATA

Financial Position as of December 31:

                          2009       2008       2007       2006        2005
                     --------------------------------------------------------
Total assets          $1,676,604  $1,181,256  3,737,770  2,744,472    238,666

Total liabilities        $41,138     $60,528  1,312,870  1,740,977    520,363

Net assets            $1,635,466  $1,120,728  2,424,900  1,003,495   (281,697)

Net asset value per
  outstanding share        0.450        .308       .067       0.22      (0.07)

Shares outstanding,    3,633,067   3,633,067  3,633,067  4,633,067  4,270,567

Operating Data for the last five fiscal years ended December 31:

                           2009       2008       2007       2006       2005

Total investment income        $0          0          0          0          0

Total expenses           $298,027   $314,152    445,596    779,206    220,418

Net operating (loss)     (298,027)  (314,152)  (445,596)  (779,206)  (220,418)

Total tax expense (benefit)     0       $800        800        800      1,642

Stock Dividends                 0         0     653,948          0          0

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

Financial Condition Overview

The Company's total assets were $1,676,604 and its net assets were $1,635,466 at December 31, 2009, compared to $1,181,256 and $1,120,728, respectively, at December 31, 2008. Net income including investment and other income changed during the twelve months ended December 31, 2009 from a $1,304,171 loss in 2008 to a $514,737 gain. The increase was mainly attributable to the unrealized gains in stock option investments. Net operating loss (total operating expenses) for 2009 decreased by 16,125 compared to 2008. The Company's net realized gain of 251,413 on the sale of investment securities was offset by a $243,565 loss on net unrealized depreciation on current investment assets. The Company sold 187,500 shares of portfolio stock at an investment cost of $8,048. The Company also booked an unrealized increase in investments in stock options of $805,900 due to change in accounting procedures using a Black-Scholes investment valuation for stock options rather than the management estimates used in prior years. During 2009 the Company increased prepaid expenses by $20,176 offset by a decrease in accounts payable and other accrued expenses of $19,390. Net operating loss before other income was reduced 5% from 2008 to $298,027. There were no extra-ordinary gains from settlements of accrued loans in 2009. The Company incurred a $114,050 increase in legal fees in 2009 with it's primary attorney compared to 2008 due to litigation regarding a stockholder lawsuit which was settled in 2010. This was offset by a $118,950 reduction in fees paid to outside consultants excluding accounting consultants and auditors.

For the prior twelve months ended December 31, 2008 the decrease in net assets was primarily attributable to the decrease in the value assigned to Neuralstem stock, and a significant reduction in current liabilities of $1,252,342. The reduction in current liabilities was primarily due to settlement of loans from stockholders and an officer/principal shareholder of the Company. The Company recorded a gain of $180,373 from settlements of accrued loans and expenses. Accounts payable was reduced by $405,584 in 2008.

The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities. Our financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company's help. These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

Result of Operations for the twelve month periods ending December 31, 2009 and 2008

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared.

Investment Income for the twelve months ended December 31, 2009 and 2008 was $0 and $0, respectively.

Operating Expenses

Our operating expenses consist mostly of fees paid to outside attorneys, consultants, and accountants in connection with the advisory services we provide our clients and to a lesser extent for general overhead.

For the twelve months ended December 31, 2009, operating expenses were $298,027 compared to $314,152 for the twelve month period ended December 31, 2008. The decrease of $16,125 for the twelve month period ended December 31, 2009 as compared to the comparable period of 2008 is primarily attributable to decreases in expenses for outside consultants and general and administrative expenses. Operational expenses may increase in the future upon the addition of more companies to our portfolio.

Net Investment Income/(Loss)

For the twelve months ending December 31, 2009, our Net Investment Loss amounted to $298,027. This compares to a loss of $134,579 for the year ended December 31, 2008. The increased loss is due to increased legal expenses in 2009 and a zero gain on settlement of accounts payable and accrued expenses compared to $180,373 gain for fiscal 2008. The 2009 operating expenses consisted primarily of legal fees, professional services and consulting fees.

The Company anticipates our net investment loss will increase upon the addition of more companies to our portfolio, and if we can hold onto the securities of our portfolio companies for long term capital growth. Currently we have been selling the securities in our investment portfolio to finance our operations.


Liquidity and Capital Resources

At December 31, 2009, we had approximately $799,730 in liquid and semi liquid assets consisting of: $83,715 in cash and $716,015 in saleable marketable securities.

For the twelve month period ended December 31, 2009, we satisfied our working capital needs from cash on hand at the beginning of the period and from the net proceeds from the sale of marketable securities in the amount of $251,413. As of December 31, 2009, the Company's net asset value (Equity) was $1,635,466

As of December 31, 2008, the aggregate outstanding balance due under the officer loan was paid in full along with accrued interest.

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

Contractual Obligations

                                   Less than   1-3     3-5     More than
                            Total   1 year    years   years     5 years
Insurance financing        $20,974  $20,974      0       0            0

Long Term Debt Obligations     $ 0        0      0       0            0

Total                      $20,974  $20,974      0       0            0

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

Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein. For a further discussion of the risk associated with the Company, please refer to the section of this annual report entitled "Risk Factors".

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

Management's Annual Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company's management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2009 and through the date of this report.

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

Name                      Age     Current Position    Position Held Since

Charles J. Newman          64     Chairman of the Board,
                                  CEO, CFO, Secretary,
                                  Treasurer & Director        2008

Dr. Malcolm Currie         82     Director                    1995

Bernard L. Brodkorb        68     Director                    2009

CHARLES J. NEWMAN is the present Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer appointed on June 16, 2008. Mr. Newman is a private investor with corporate management experience. From 1982 to the present, Mr. Newman has been serving as Chief Executive Officer of NCJ Corporation. From 1985 to the present, Mr. Newman has been serving as the Chief Executive Officer of Mid America Venture Capital Fund, Inc. Mr. Newman has been serving since 1988 as the Chief Financial Officer of Lincoln Loan and Finance Corporation, National Acceptance Corporation and Ambassador Finance Co., Inc. and has also been serving as the Chief Executive Officer for those three entities since 2005. From it's inception in 1992 Mr. Newman has been serving as President and Director of Mid America Capital Corp. Since 1992 Mr. Newman has served as the President and Director of the Max and Gertrude Newman - Charles and Phyllis Newman Foundation, a 501(c)(3) charitable foundation as defined by the US Internal Revenue Service Code. From 2000 to the present, Mr. Newman has served as Vice-President and Director of Doubletree Capital Partners, LLC. He is also a Director of Our World Live, Inc and North Central Capital Corporation.

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

There were no committees of the Board of Directors in 2009 as the Company did not have sufficient members on the Board that could be classified as independent members. New independent Board members added in 2009 will add their expertise to committees formed to provide oversight of management operations. Refer to the Schedule 14C filed on February 20, 2009 for additional information on new board members nominated in 2009.

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION

For the year ended December 31, 2009 there was no executive or director compensation paid. Two directors received consulting fees for work performed not related to being a director.

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

In 2009 Charles J. Newman filed periodic Statement of Changes in Beneficial Ownership on Form 4 and also filed the Annual Statement of Changes in Beneficial Ownership on Form 5. Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required, we believe its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended December 31, 2009.

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth information for our last three most recent completed fiscal years concerning the compensation of the Principal Executive Officer and all other executive officers of Regal One Corporation who earned over $100,000 in salary and bonus during the last three most recently completed fiscal years ended December 31, 2009, 2008, and 2007 (together the "Named Executive Officers").

Name and                                    Stock  Option  All other
Principal position     Year   Salary Bonus  Awards Award  Compensation  Total

Dr. Richard Hull        2009                                       0         0
Chief Operating Officer 2008                         *1       15,000    15,000
President               2007                                  85,000    85,000

Note 1.) In March 2008, the Board of Directors approved the issuance of 400,000 shares to Mr. Hull in exchange for the stock option held for 500,000 shares which expired on 3/7/2016. Mr. Hull accepted this agreement and then cancelled the shares in 2008 so they are not outstanding and there was no expense to the Company. Mr. Hull resigned as an officer of the Company in 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At the end of fiscal year 2009, there were no outstanding equity awards, unexercised options exercisable or unexercisable, and no equity incentive plan awards that are vested or not vested due to Officers of the Company or outside consultants.

SUMMARY NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2009:

                                                Nonqualified
         Fees Earned              Non-Equity      Deferred
         Or paid in    Stock Option Incentive   Compensation All Other
Name        Cash      Awards Awards Compensation  Earnings  Compensation  Total
-------------------------------------------------------------------------------
               0          0       0          0         0          $0.        $0


No additional Director compensation has been authorized for services for the period from January 1, 2009 through December 31, 2009 and through the date of this 10-K report filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best knowledge of the Company, as of March 31, 2010 with respect to each person known by us to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

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

C.B. Family Trust (Richard Babbitt)(3)
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

On April 2, 2009 the Compensation Committee approved the renewal of a consulting agreement for Empresario, Inc. in the amount of $15,000 for three months. Ms. Lisa Du Boise is the principal officer of Empresario, Inc. She held a position as Director of Regal for a brief time until she resigned on March 31, 2009.

For the year ended December 31, 2009 Mr Bernard L. Brodkorb who is a Director of Regal received $56,400 in fee compensation for providing accounting and financial reporting services not related to his duties as a Director of Regal One Corporation. He received no compensation for being a Director.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the annual audit of the Company's annual financial statements and reviews of the financial statements for the years ended December 31, 2009 and 2008 were approximately $27,500 and $28,500, respectively.

Audit Related Fees: None

Tax Fees: None.

All Other Fees: None.
The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2009 and 2008 were $0 and $0, respectively.

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

Exhibit
Number      Description

31.1 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350*

*  Filed herewith

Financial Statement Schedules

Financial statements required by Item 15 of this form are filed as a separate part of this report following Part IV:
  Report of Independent Registered Public Accounting Firm               F-1
  Balance Sheets at December 31, 2009 and at December 31, 2008          F-2
  Statement of Investments as of December 31, 2009                      F-3
  Statements of Changes in Net Assets                                   F-4
  Statements of Operations                                              F-5
  Statements of Cash Flows                                              F-6
  Statements of Financial Highlights                                    F-7
  Notes to Financial Statements                                  F-8 - F-20

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

Dated: April 6, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       NAME                           TITLE                      DATE

/s/ Charles J. Newman      Chief Executive Officer,           April 6, 2010
    Charles J. Newman      Chief Financial Officer, and
                           Chairman of the Board

/s/ Malcolm Currie         Director                           April 6, 2010
    Malcolm Currie

/s/ Bernard L. Brodkorb    Director                           April 6, 2010
    Bernard L. Brodkorb

                                De Joya Griffith & Company, LLC





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Regal One Corporation
Los Angeles, CA

We have audited the accompanying balance sheets of Regal One Corporation as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2009 and 2008, and the results of its operations, changes in net assets, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate operating revenue and must liquidate its investment portfolio to provide cash flow for its operations, which all raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
Henderson, Nevada


March 26, 2010

                      PART IV  FINANCIAL STATEMENT SCHEDULES

                                 REGAL ONE CORPORATION
                                     BALANCE SHEETS
                                                   December 31, 2009  December 31, 2008
                                                       (Audited)        (Audited)
                              ASSETS               --------------  -----------------
Assets:
   Cash and cash equivalents                          $   83,715           $  122,478
   Prepaid Insurance                                      20,974               41,150
   Marketable securities at fair value                   716,015              967,628
                                                      ----------          -----------
Total Current Assets:                                    820,704            1,131,256

Investments:
   Investments in non-affiliated portfolio companies   1,571,915            1,017,628
   Less: marketable securities portion                  (716,015)            (967,628)
                                                        --------          -----------
Total investments, net                                   855,900               50,000
                                                        --------          -----------
TOTAL ASSETS                                        $ 1,676,604            1,181,256
                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS
Current liabilities:

   Accounts payable and accrued liabilities           $   41,138           $   60,528
                                                      ----------            ---------
Total Current Liabilities                                 41,138               60,528
                                                      ----------            ---------
Stockholders' Equity:
   Preferred stock, no par value
     Series A - Authorized 50,000 shares,
      0 issued and outstanding at December 31, 2009          --                   --
     Series B - Authorized 500,000 shares, 100,000
      issued and outstanding at December 31, 2009
      and at December 31, 2008                               500                  500

   Common stock, no par value,:
     Authorized 50,000,000 shares; 3,633,067 shares
     issued and outstanding at December 31, 2009
     and at December 31,2008                           8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (6,741,727)          (7,256,465)
                                                      -----------          -----------
  Total Net Assets                                     1,635,466            1,120,728
                                                     -----------           -----------
TOTAL LIABILITIES AND NET ASSETS                     $ 1,676,604         $  1,181,256
                                                    ============           ===========
Net asset value per outstanding share                $     0.450         $      0.308

                                       F-2

                See accompanying notes to the financial statements.



                                 REGAL ONE CORPORATION
                                SCHEDULE OF INVESTMENTS
                                   December 31, 2008
                                      (Audited)

Equity Investments:
                                                                    Fair
                        Description      Percent    Carrying Cost   Market
Company                 of Business      Ownership   Investment     Value  Affiliation

Neuralstem, Inc.(CUR)   Biomedical company    1%     $ 17,169 (1)   $716,000      No
Neuralstem Warrant                                     50,000 (2)    855,900      No
LMP Money Market Trust  Money Market Fund                  15             15      No
                                                    ---------      ---------
      Total Investments                              $ 67,184     $1,571,915




(1) As of December 31, 2009, there were 400,000 Neuralstem shares held after the sales in this quarter of 42,500 shares. Regal recorded a net gain in book value of 3% because the share price increased by 14% during the quarter. These remaining shares have been reported on a fair value basis valued at the 12/31/09 market price of $1.79 with no reduction in Fair Market Value applied. All of these shares held at December 31, 2009 have been recorded as a current asset. During 2009 187,500 shares of Neuralstem stock were sold from our investment inventory to finance our operations.

(2) Regal also has a ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of December 31, 2009 using a Black-Scholes Option Pricing Model, a $855,900 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes and volatility of Neuralstem stock. There is currently no market for Neuralstem options carried as an investment. For 2008 Regal valued the investment at $50,000. By changing to using the Black-Scholes method to value the investment, Regal recorded a $472,900 unrealized gain on the investment in the first half of 2009 and an additional $333,000 gain in the second half due to increases in the stock price.


                     See accompanying notes to the financial statements.


                          REGAL ONE CORPORATION
                    STATEMENTS OF CHANGES IN NET ASSETS

                                               For the       For the       For the
                                             Year Ended    Year Ended     Year Ended
                                             December 31,  December 31,   December 31,
                                                2009            2008          2007
                                              (Audited)      (Audited)     (Audited)
OPERATIONS:

Net investment loss from operations          $ (298,027)     (134,579)    $ (436,396)
Net realized gain on portfolio securities       251,413     1,482,454         67,259
Net change in unrealized appreciation
  (depreciation) of portfolio securities       (243,565)   (2,618,779)     1,693,926
Net Change in unrealized appreciation
  (depreciation) of option investments          805,900           --              --
Impairment of investments                            --       (12,500)          --
Interest income                                      --            30           --
Interest (expense)                                 (984)      (20,797)          --
                                             ------------   ----------      ---------
Net increase (decrease) in net assets
  resulting from operations                     514,737    (1,304,171)     1,324,789

SHAREHOLDER ACTIVITY:
  Declared dividend                                  --            --         96,616

NET INCREASE (DECREASE) IN NET ASSETS           514,737    (1,304,171)     1,421,405

NET ASSETS:
     Beginning of period                      1,120,728     2,424,900      1,003,495

     End of period                            1,635,466     1,120,729      2,424,900

     Average net assets                       1,378,096     1,772,814      1,714,198

TOTAL NET ASSET VALUE RETURN                      37.4%       (73.6%)         82.9%

Ratios to average net assets:

     Net expenses                               298,027       314,152       445,596
     Net investment gain (loss)                 514,737    (1,304,171)      (74,304)
     Per share ratio expenses                     21.6%         17.7%          25.9%
     Per share ratio net investment loss          37.4%        (73.6%)         77.3%



                   See accompanying notes to the financial statements



                                    REGAL ONE CORPORATION.
                                  STATEMENTS OF OPERATIONS
                                                       For the Years Ended December 31
                                                      2009           2008          2007
                                                   (Audited)      (Audited)     (Audited)
                                 ------------- -------------     ----------    ----------

Investment income:                                $      --      $      --      $      --

Operating expenses:
 Professional services                              247,318        282,672        233,733
 Litigation Settlement costs             -               -              --         45,000
 Other selling, general and
    administrative expenses                          50,709         31,480        166,863
                                                  ---------       --------       --------
Total Operating expenses                            298,027        314,152        445,596
                                                  ---------       --------       --------
Net Operating loss                                 (298,027)      (314,152)      (445,596)
Other income (expense):
 Gain on payable settlements                             --        180,373         10,000
                                                  ---------       --------      ---------
Net income (loss) before provision
    for income taxes                               (298,027)       (88,234)      (435,596)

Income tax expenses                                     --             800            800
                                                 ----------     ---------      ---------
Net investment loss                                (298,027)      (134,579)      (436,396)
                                                 ----------      ----------     ---------

  Net realized gain on portfolio                    251,413      1,482,454         67,259
  Net change in unrealized
    (depreciation) appreciation in
     portfolio company investments                 (243,565)    (2,618,779)     1,693,926
  Net change in unrealized appreciation
     in stock options                               805,900            --             --
  Impairment of investments                              --        (12,500)           --
  Interest income                        -               --             30            --
  Interest (expense)                                  (984)        (20,797)           --
                                                 ----------      ----------     ---------
Net increase (decrease) in net assets
  resulting from operations                     $  514,737     $(1,304,171)   $ 1,324,789
                                                 ==========    ===========    ==========

Weighted average number of
      common shares                               3,633,067      3,633,067      3,964,574
Basic earnings per share                           $ 0.142$         (0.359)      $  0.3348
Weighted average number of
   fully diluted shares (1)                      13,633,067     13,633,067     13,964,574
Diluted earnings per share                         $ 0.038        $ (0.096)     $   0.095
                                                 ==========     ===========    ==========

(1) Includes Series B Preferred Shares convertible at 100 for 1.



                     See accompanying notes the financial statements.

                                   REGAL ONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                                          For the Years Ended December 31,
                                                            2009          2008        2007
                                                         (Audited)     (Audited)   (Audited)
                                                   ------------------  ------------------
Cash flows from operating activities:
Net decrease in net assets from operations            $   514,737    (1,304,171)  $ 1,324,789
Adjustments to reconcile net increase (decrease)
    in net assets resulting from operating activities:
      Realized gain on sale of marketable securities     (251,413)    1,482,454       (67,259)
      Unrealized decrease (increase) in investments
        in portfolio companies                            243,565    (2,618,779)   (1,693,926)
      Unrealized (increase) in investment in options     (805,900)           --            --
      Gain on settlement of liabilities                        --      (180,373)           --
      Impairment of investments                                --        12,500            --

Changes in operating assets and liabilities:
      Decrease in due to stockholders and officers             --      (113,500)       25,000
      Decrease (increase) in prepaid expense               20,176       (41,150)        3,000
      Increase (decrease) in accounts payable and
        accrued expenses                                  (19,390)     (314,476)      195,957
       Decrease  in contingent litigation fees                 --            --      (250,000)
                                                        ---------       --------     ----------
Net cash used in operating activities                    (298,227)     (804,845)     (353,340)

Cash flows from investing activities:
      Proceeds from sale of marketable securities         259,461    1,513,856       113,159
                                                        ---------      --------      ---------
Net cash provided by investing activities                 259,461    1,513,856       113,159

Cash Flows from financing activities:
      Increase (decrease) in officer loan
           and interest payable                                        (650,794)      413,500
                                                         ---------     --------       --------
Net cash provided by (used in) financing activities                    (650,794)      413,500

Net change in cash                                        (38,764)       58,216        64,220
Cash at beginning of period                               122,478        64,262            42
                                                        ---------      --------       -------
Cash at end of period                               $      83,714    $  122,478   $    70,202
                                                     =============    =-========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                     985        20,797           --
   Cash paid for income taxes                                  --            --          800
   Non-Monetary Transactions:
      Unrealized gain (loss) in marketable securities      (251,613)   (2,618,779)
      Unrealized gain in stock option valuation             805,900          --           --
      Gain on settlement of liabilities                        --         180,373         --
      Dividend payable on 465,430 portfolio company shares     --            --       653,948
                                                        ---------   -    -------    ----------
      Total non-monetary transactions                $      554,287     201,170       654,748
                                                      ===========     =========     =========


      See accompanying notes to the financial statements



                            REGAL ONE CORPORATION
                      STATEMENTS OF FINANCIAL HIGHLIGHTS
    Per Share Unit Operating Performance
                                              Year Ended      Year Ended
                                             December 31,    December 31,
                                                 2009           2008
                                              (Audited)       (Audited)
                                         ----------------    -----------
OPERATIONS:
Net investment income (loss) from operations     (0.082)         (0.037)
Net realized gain (loss) on portfolio securities  0.069           0.408
Net change in unrealized appreciation
  (depreciation) of portfolio securities         (0.067)         (0.721)
Net change in unrealized appreciation
  (depreciation) of option investments            0.222              --
Impairment of investments                            --          (0.003)
Interest income                                      --              --
Interest expense                                 (0.00)          (0.006)
                                               ---------       --------
Net increase (decrease) in net assets
  from operations                                 0.142         (0.359)

SHAREHOLDER ACTIVITY
    Declared dividend                                --              --
                                               --------        --------
NET INCREASE (DECREASE) IN NET ASSETS          $  0.142        $(0.359)

NET ASSET VALUE, BEGINNING OF PERIOD            $ 0.308          0.667

NET ASSET VALUE, END OF PERIOD                  $ 0.450          0.308
                                              =========         =======

TOTAL NET ASSET VALUE RETURN (LOSS)              37.4%          (73.6)%
                                              =========        ========
RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period                   $1,635,468      $1,120,728
                                            ===========     ===========
Ratios to average net assets:
    Net expenses                                 21.6%           17.72%
    Net investment gain (loss)                   37.4%          (73.6)%
    Portfolio turnover rate                      0.397           0.718

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the creation of assets and the liquidation of liabilities in the normal course of business. The Company does not currently generate operating revenue and must liquidate the Company's investment portfolio to provide cash flow for its operations. The Company is actively seeking sources of revenue for its consulting services but does not have contractual obligations presently or in the near future to generate revenue. This fact and the declining market value of the portfolio investment stock it owns due to sales of inventory securities and volatile market conditions has raised doubt regarding Regal's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Investments (as an Investment Company)

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Codification ("ASC") 820 "Fair Value Measurement and Disclosure". ASC 820 defines fair value, establishes a framework for measuring fair value



in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC 820 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

                                                               Fair
                              Level of      Carrying Cost     Market
Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 17,169       $716,000
Neuralstem Warrant             Level 2   --    50,000        855,900
LMP Money Market Trust Fund    Level 1             15             15
                                            ---------      ---------
Total Investments                            $ 67,184     $1,571,915

Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. ASC 820 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented.

The Company's comprehensive income (loss) does not differ from its reported net income (loss). As an investment company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders' deficit. This treatment is similar to the treatment required by ASC 820.

Stock Based Incentive Program

ASC 718, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share based payment transactions. This standard applies to all awards granted after the required effective date and to awards modified, purchased, or canceled after that date. The Company adopted ASC 718 effective January 1, 2006.

Exchange of Non-monetary Assets

In December 2004, the FASB issued ASC 845, "Non-monetary Transaction". ASC 845is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Non-monetary Transactions", provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. ASC 845 eliminates this exception and replaces it with an exception of exchanges of non-monetary assets that do not have commercial substance. ASC 845 became effective for the Company as of July 1, 2005. The Company will apply the requirements of ASC 845 to any future non-monetary exchange transactions.

NOTE 2 - CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and may include instruments with maturities of three months or less at the time of purchase.

Marketable Securities

In 2009 Regal did not acquire or add to its investment portfolio. In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem's common stock and a warrant to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem's transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see Note 7: "Investments"). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006. In late December 2006, the shares began trading on the OTC: BB under the ticker symbol NRLS.OB.

On February 5, 2007, the Company distributed 500,473 Neuralstem shares to its shareholder of which 35,038 of these shares were returned to the Company's ownership in connection with the settlement of the Eco Litigation. On August 27, 2007, Neuralstem shares began trading on the American Stock Exchange under the symbol CUR.

As of December 31, 2009, Regal held 400,000 Neuralstem shares valued at a fair market value of $716,000. Of the total shares held at December 31, 2009, all have been recorded as a current asset, which were registered and are now freely tradable under rule 144. These shares constitute working capital that is available to Regal as of December 31, 2009. Regal also has ten year warrants to purchase 1,000,000 common stock shares, which contains certain anti-dilution provisions, at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, therefore only a $50,000 value has yet been assigned to these warrants, which are carried as a long term investment. On December 31, 2006, Regal recorded a dividend payable balance in the Current Liabilities section of its Balance Sheet. This distribution initially consisted of 500,473 Neuralstem shares. The distribution was made in the first quarter of 2007 and resulted in an adjustment to the Current Liabilities balance. During 2007, 2008 and 2009, the Company sold part of its inventory of Neuralstem shares to finance operations and reduce debt.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right as they only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In April 2009, the FASB issued authoritative guidance for "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures to be in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for the "Recognition and Presentation of Other-Than-Temporary Impairments" in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This guidance provides additional direction for estimating fair value in accordance with established guidance for "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on our financial statements.
In June 2009, the FASB issued authoritative guidance for "Accounting for Transfers of Financial Assets," which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the financial statements.
In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance in fiscal 2010. The Company does not expect that the adoption will have a material impact on the financial statements.
In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable's selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the financial statements, as the Company does not currently have any such arrangements with its customers.

NOTE 4 - EQUITY TRANSACTIONS

Sales of common stock

None for the years ended December 31, 2009, 2008 and 2007.

Stock options
None granted for the years ended December 31, 2009, 2008 and 2007.

Preferred Stock

The Company's Certificate of Incorporation allows for segregating the preferred stock into separate series. As of December 31, 2009, the Company had authorized 50,000 shares of Series A preferred stock with no shares outstanding. 500,000 shares of Series B convertible preferred stock were authorized and 100,000 shares of Series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class shareholders' voted by a large majority to void the dividend preference. At the option of the holder of Series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to the now outstanding 100,000 shares. As of December 31, 2009, 2008, 2007, 2006 and 2005, no
dividends have been declared on the Series A or Series B convertible preferred stock.

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

No options were granted, exercised, or expired in 2009, 2008 and 2007 under the Company's stock option plan. As of December 31, 2009, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled.

The 500,000 share options granted to Richard Hull in 2006 and 385,000 share options held by three outside consultants, with 635,000 vested options and 75,000 vested warrants that were outstanding were cancelled by mutual agreement in 2008 as part of negotiated settlements with the stock option holders.

As of December 31, 2009 and December 31, 2008, there were no stock options or warrants outstanding.

NOTE 6 - INVESTMENTS

Neuralstem, Inc.
As of June 30, 2005, the Company had entered into a Letter of Intent with Neuralstem, Inc., a private early stage company, to assist it in filing an SB-2 registration statement. Effective September 15, 2005, those understandings were memorialized and further defined in an "Equity Investment and Share Purchase Agreement" between the parties. Regal One acquired approximately 1,800,000 shares of Neuralstem's common stock and a warrant, containing certain anti-dilution provisions (value not yet determined) to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem's transition from a private, early stage, research and development company to a publicly traded operational entity. These considerations included the Company's assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company's network of advisors and other related resources. Regal One initially reflected these shares in its balance sheet as of December 31, 2005 based on its estimated $50,000 direct cost of the considerations it had provided or planned to provide to Neuralstem. During 2006, Neuralstem filed an SB-2 registration statement and in August 2006 it was declared effective. As of December 31, 2006, Neuralstem shares were trading on the OTC: Bulletin Board exchange.

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

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. Prior to 2009 only a nominal $50,000 value had been assigned to these warrants carried as a long term investment in the Balance Sheet. Also there is currently no publically traded market for Neuralstem stock Options.

As of December 31, 2009, using a Black-Scholes Option Pricing model, a $855,900 value has been assigned to this warrant including a 10% discount assigned by management due to low trading volume and volatility of Neuralstem common stock. Regal recorded a $472,900 unrealized gain on the investment in the first half of 2009 and an additional $333,000 gain in the second half due to increases in the stock price.

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. In 2005, all portfolio companies were reported on a cost basis. For 2006 and later the Investment Committee of the Board of Directors early adopted the provisions of FAS 157 for valuation of the portfolio and bases its determination on, among other things, applicable quantitative and qualitative factors.

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

As of the end of December 31, 2009, the Company did not reduce the valuation of the inventory of portfolio securities included as a current asset on it's balance sheet below the market value as of December 31, 2009. During 2009 the market value of Neuralstem stock has increased by 6% due to market conditions. Management does not anticipate a significant unrealized loss in value for the first quarter of 2010.

NOTE 7 - INCOME TAXES

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

At December 31, 2009 and 2008, the Company had a federal operating loss carry forward of_2,589,991 and $2,391,414 respectively. Under IRC Section 172(b)(3), the taxpayer elects to relinquish the entire two year carryback period with respect to any regular tax and AMT net operating loss incurred during the current tax year. Regal became a BDC in June 2005. The deferred tax expires in the periods between 2018 to 2029.

The provision for income taxes consisted of the following components for the years ended December 31:

                                            2009          2008
                                         ---------     ----------
   Current:
        Federal                                  --           --
        State                                    --           --
   Deferred:                             (1,108,516)  (1,023,525)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

   Deferred tax assets:                     2009          2008
                                        ---------      --------
   Net operating loss carry forward    $1,108,516    $ 1,023,525
                                        ------------   ----------
          Total deferred tax assets    $1,108,516    $ 1,023,525

   Less: Valuation Allowance           $1,108,516    $(1,023,525)
                                       ------------   ----------
    Net Deferred Tax Assets            $      --     $        --

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $1,108,516 and $1,023,525, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. In assessing the recovery of the deferred tax assets, management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2009 and 2008.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

                                              2009           2008

Federal statutory tax rate                   (35.0)%        (34.0)%
State taxes, net of federal tax benefit       (8.8)%         (8.8)%
Permanent difference and other                42.8           42.8%

 Effective tax rate                              0%             0%

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Other loans

During 2008, the entire amounts due to stockholders and officers was either paid or settled in 2008. There are no loans outstanding as of December 31, 2009.

NOTE 9 - OTHER

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

NOTE 10 - Legal Proceedings

On April 28, 2009, one of Regal One's shareholders, AB Investments LLC ("ABI"), sued Regal One and a number of its current and former officers and directors in the California Central District Court asserting claims for securities fraud, breach of contract and various torts relating to its claim that Regal One had wrongfully failed to deliver to ABI the stock certificates representing its Regal One stock and the stock certificates representing its dividend of stock in Neuralstem, Inc. Regal One sought to interplead the shares because one of ABI's managing members at the time, Allen Gelbard, had instructed Regal One not to deliver the Neuralstem certificates to ABI until after an internal dispute between the various members of ABI had been resolved. The court dismissed both the securities fraud claims and the interpleader. Mr. Gelbard later filed a motion to intervene in the action (claiming that he was the rightful owner of the stock certificates, rather than ABI), but the court denied Mr. Gelbard's motion to intervene. The parties eventually reached a confidential settlement agreement of all the remaining claims in the action, pursuant to which the court entered a stipulated final judgment and order on February 18, 2010 that required delivery of the stock certificates at issue to ABI, and ended the case. The Company complied with the terms of the settlement agreement and court order, delivered the stock certificates to ABI, and considers the case to be closed and settled between all parties.

Before the Court's entry of final judgment in the action, Mr. Gelbard threatened to pursue further legal action against Regal One and its current and former officers and directors if it delivered the stock certificates to ABI.

As of the date of this report and subsequent events, there are no additional material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no other material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 11 - SUBSEQUENT EVENTS

Management evaluated all activity of the Company through December 31, 2009 (the issue date of the Financial Statements) and the subsequent period up to and including the issue date of this report.

The legal activity settlement referred to in Note 10 Legal Proceedings was settled by court order in the first quarter of 2010 subsequent to the end of fiscal year.

46



54