Form 10-Q
period 2010-03-31
REGAL ONE Corp
filed 2010-05-20
CIK 845385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2010

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

As of May 19, 2010, there were 3,633,067 shares of common stock, $.001 par value and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.
------------------------------------------------------------------------------

                            TABLE OF CONTENTS


                   PART I. FINANCIAL INFORMATION
                                                                     PAGE
Item 1. Financial Statements                                         ----
        Balance Sheets                                                F-2
        Schedule of Investments                                       F-3
        Statements of Changes in Net Assets                           F-4
        Statements of Operations                                      F-5
        Statements of Cash Flows                                      F-6
        Statements of Financial Highlights                            F-7
        Notes to Financial Statements                                9-17

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                        18-23
Item 3. Quantitative and Qualitative Disclosures about Market Risk     23
Item 4. Controls and Procedures                                        24

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              25
Item 1A. Risk Factors                                               26-32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    33

Item 3. Defaults upon Senior Securities                                33

Item 4. Submission of Matters to a Vote of Security Holders            33

Item 5. Other Information                                              33

Item 6. Exhibits and Reports on Form 8-K                               33

        Signatures                                                     34

                         PART I  FINANCIAL INFORMATION

                                 REGAL ONE CORPORATION
                                     BALANCE SHEETS
                                                     March 31, 2010  December 31, 2009
                                                       (Unaudited)        (Audited)
                              ASSETS               --------------  -----------------
Assets:
   Cash and cash equivalents                         $    21,907          $    83,715
   Prepaid Insurance                                      14,834               20,974
   Investment deposit                                      1,200                  --
   Marketable securities at fair value                   779,015              716,015
                                                      ----------          -----------
Total Current Assets:                                    816,956              820,704

Investments:
   Investments in non-affiliated portfolio companies   1,637,615            1,571,915
   Less: marketable securities portion                  (779,015)            (716,015)
                                                        --------          -----------
Total investments, net                                   858,600              855,900
                                                        --------          -----------
TOTAL ASSETS                                         $ 1,675,556          $ 1,676,604
                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS
Current liabilities:

   Accounts payable and accrued liabilities                6,924               41,138
                                                      ----------            ---------
Total Current Liabilities                                  6,924               41,138
                                                      ----------            ---------
Stockholders' Equity:
   Preferred stock, no par value
     Series A - Authorized 50,000 shares,
      0 issued and outstanding at March 31, 2010
      and December 31, 2009, respectively                     --                   --
     Series B - Authorized 500,000 shares, 100,000
      issued and outstanding at March 31, 2010
      and December 31, 2009, respectively                    500                  500

   Common stock, no par value,:
     Authorized 50,000,000 shares; 3,633,067 shares
     issued and outstanding at March 31, 2009
     and December 31, 2008, respectively               8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (6,708,561)          (6,741,727)
                                                      -----------          -----------
  Total Net Assets                                     1,668,632            1,635,466
                                                     -----------           -----------
TOTAL LIABILITIES AND NET ASSETS                     $ 1,675,556         $  1,676,604
                                                    ============           ===========
Net asset value per outstanding share                $     0.459         $      0.450

                                   F-2

                See accompanying notes to the financial statements.




                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                    March 31, 2010
                                      (Unaudited)

Equity Investments:

                        Description         Percent    Carrying Cost  Discounted
Company                 of Business         Ownership   Investment    Fair Value  Affiliation


Neuralstem, Inc. (CUR)  Biomedical company     1%       $ 16,310 (1)   $779,000      No
Neuralstem, Inc. Warrant                                  50,000 (2)    858,600      No
Money Market Fund                                             15             15      No

                                                        ---------      ---------
      Total Investments                                 $ 66,325     $1,637,615

(1) At March 31, 2010 there were 380,000 Neuralstem shares held reported on a fair value basis at the closing market price of $2.05 on the OTCBB with no additional reduction in Fair Market
Value applied. 20,000 shares were sold in the first quarter. Regal recorded a net gain in book value of 9% because the share price increased by 15% during the quarter. All shares held have been recorded as a current asset.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of March 31,2010 using a Black-Scholes Option Pricing model, a
$858,600 value has been assigned to these stock option warrants including a 10% discount assigned by management due to low trading volumes and volatility of Neuralstem stock and there is currently no market for Neuralstem stock options carried as an investment. For 2008 Regal valued the investment at $50,000. Using the  Black-Scholes valuation method, Regal recorded a
$2,700 unrealized gain on the investment in the first quarter of 2010



F-3

                     See accompanying notes to the financial statements.








                              REGAL ONE CORPORATION
                        STATEMENTS OF CHANGES IN NET ASSETS

                                             For the Three       For the Three
                                             Months Ended        Months Ended
                                             March 31, 2010      March 31, 2009
                                              (Unaudited)         (Unaudited)
OPERATIONS:

Net investment loss from operations              $  (73,573)    $  (40,587)
Net realized gain on portfolio securities            40,182              0
Net change in unrealized appreciation
  (depreciation) of portfolio securities             63,858       (391,863)
Net change in valuation of stock options              2,700        466,600
Interest (expense)                                        0           (275)
                                                ------------     ----------
Net increase in net assets resulting
  from operations                                    33,167         33,875

SHAREHOLDER ACTIVITY:

    Declared dividend                                   --             --

NET INCREASE IN NET ASSETS                           33,167         33,875

NET ASSETS:

     Beginning of period                          1,635,466      1,120,728

     End of period                                1,668,632      1,154,604

     Average net assets                           1,652,049      1,137,666

Ratios to average net assets:

     Net expenses                                    72,773         40,861
     Net investment gain                             33,167         33,876
     Per share ratio expenses                          2.0%           1.1%
     Per share ratio net investment gain (loss)        0.9%           0.9%










                                           F-4
                   See accompanying notes to the financial statements



                                    REGAL ONE CORPORATION.
                                  STATEMENTS OF OPERATIONS
                                 Three Months    Three Months       For the Years Ended
                                    Ended           Ended               December 31
                                March 31 2010   March 31 2009        2009         2008
                                 (Unaudited)     (Unaudited)       (Audited)   (Audited)
                                 ------------- -------------      ------------- ----------

Investment income:                 $      --       $     --         $    --      $     --

Operating expenses:
 Professional services                65,130         26,742         247,318       282,672
 Other selling, general and
    administrative expenses            7,643         13,845          50,709        31,480
                                   ---------      ---------        --------      --------
Total Operating expenses              72,773         40,587         298,027       314,152
                                   ---------      ---------        --------      --------
Net Operating loss                   (72,773)       (40,587)       (298,027)     (133,779)
Other income:
 Gain on payable settlements               0              0               0       180,373
                                   ---------      ---------        --------     ---------
Net loss before provision
    for income taxes                 (72,773)       (40,587)       (298,027)     (133,779)

Income tax expenses                      800              0             0             800
                                   ---------      ----------      ---------     ----------
Net investment loss                 (73,573)       (40,587)       (298,027)     (134,579)
                                   ---------      ----------      ----------    ---------

  Net realized gain on portfolio      40,182              0        251,413     1,482,454
  Net change in unrealized
    (depreciation) appreciation in
    portfolio investments             63,858       (391,863)      (243,565)   (2,618,779)
  Appreciation of stock options        2,700        466,600        805,900             0
  Impairment of investments                0              0              0       (12,500)
  Interest (expense)                       0           (275)          (985)      (20,797)
  Interest income                          0              0                           30
                                   ---------      ----------      ----------    ---------
Net increase (decrease) in net assets
  resulting from operations        $  33,167       $ 33,875      $ 514,737   $(1,304,171)
                                  ==========      ==========     ===========   ==========

Weighted average number of
      common shares                3,633,067      3,633,067       3,633,067     3,633,067
Basic earnings per share            $  0.009        $ 0.009         $ 0.142      $ (0.359)
Weighted average number of
   fully diluted shares           13,633,067     13,633,067      13,633,067    13,633,067
Diluted earnings per share        $    0.002        $ 0.002        $  0.038    $   (0.096)

                                  ==========      ==========     ===========   ==========





                     See accompanying notes the financial statements.



                                           Page F-5

                                   REGAL ONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                                            Three Months Ended
                                                    March 31, 2010      March 31, 2009
                                                      (Unaudited)          (Unaudited)
                                                   ------------------  ----------------
Cash flows from operating activities:
Net decrease in net assets from operations               $   33,167          $  33,875
Adjustments to reconcile net increase (decrease)
    in net assets resulting from operating activities:

      Realized gain on sale of marketable securities        (40,182)                 0
      Unrealized loss on short term investments             (63,858)           391,863
      Unrealized gain on stock option investments            (2,700)          (466,600)

Changes in operating assets and liabilities:
      Decrease in prepaid expense                             6,140             12,345
      Increase in investment deposit                         (1,200)                 0
      Increase (decrease) in accounts payable/accrued
        expenses                                            (34,215)           (21,067)
                                                         ---------            --------
Net cash used in operating activities                      (102,848)           (49,584)

Cash flows from investing activities:
      Proceeds from sale of marketable securities            41,040                  0
                                                         ---------            --------
Net cash provided by investing activities                    41,040                  0

Cash Flows from financing activities:
                                                         ---------            --------
Net cash provided by (used in) financing activities               0                  0

Net change in cash                                          (61,808)           (49,584)
Cash at beginning of period                                  83,715            122,478
                                                          ---------            --------
Cash at end of period                                  $     21,907         $   72,894
                                                      =============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                             $           0            $      0
                                                        ----------            --------
  Non-Monetary Transactions:
    Unrealized gain (loss) in security investments          63,858            (391,863)
    Unrealized gain in stock option investment               2,700             466,600
                                                      =============        ===========
                                                            66,558              74,737

      See accompanying notes to the financial statements








                            REGAL ONE CORPORATION
                      STATEMENTS OF FINANCIAL HIGHLIGHTS
                                         Three Months Ended Three Months Ended
                                          March 31, 2010     March 31, 2009
                                            (Unaudited)      (Unaudited)
                                         ----------------    -------------
  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss from operations              (0.020)        (0.011)
Net realized gain on portfolio securities         0.011             --
Net change in unrealized (depreciation)
   appreciation of portfolio companies            0.018         (0.108)
Net change in unrealized (deprecation)
   appreciation of stock option investment        0.000          0.128
                                              ---------       ---------
Total from investment operations                  0.009          0.009

SHAREHOLDER ACTIVITY
    Declared dividend                                --             --

                                              =========        =======
NET INCREASE (DECREASE) IN NET ASSETS             0.009          0.009
                                              =========        =======
NET ASSETS
    Beginning of period                           0.450          0.308
    End of period                                 0.460          0.318
                                              =========      =========

TOTAL NET ASSET VALUE RETURN                      2.0%           3.0%


RATIOS AND SUPPLEMENTAL DATA:
Ratios to average net assets:
    Net expenses                                   4.4%          3.6%
    Net investment gain                            2.0%          3.0%
    Portfolio turnover rate                       0.025         0.011


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

Basis of Presentation

In 2006, the Company began reporting as a BDC and the attached financial statements for the periods covered by this report have been formatted in conformity with the December 31, 2009 and 2008 financial statements, including the BDC required supplemental schedules, for comparative purposes. The nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company. The Company's financial position and its operating results, cash flows and changes in net assets for the periods covered by this report are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.

It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

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

Valuation of Investments (as an Investment Company)

Fair Value Accounting

As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value. For Level 2 and Level 3 investments which do not have readily determinable market values the value is determined by management. In September 2006, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Codification 820 "Fair Value Measurement and Disclosure" ("ASC 820") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC 820 were adopted January 1, 2008.

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

                              ASC 820                          Fair Market
                              Level of      Carrying Cost      Value as of
Equity Investments:          Investment      Investment       March 31, 2010

Neuralstem, Inc.(CUR)          Level 1       $ 16,310          $ 779,000
Neuralstem Warrant             Level 2         50,000            858,600
LMP Money Market Trust Fund    Level 1             15                 15
                                            ---------          ---------
Total Investments                            $ 66,325         $1,637,615

Comprehensive Income

ASC 220 Comprehensive Income, establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. ASC 220 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented.

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

Stock Based Incentive Program

ASC 718, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share based payment transactions. The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.


NOTE 2 - CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and may include instruments with maturities of three months or less at the time of purchase.

Marketable Securities

In 2005 Regal acquired approximately 1,800,000 shares of Neuralstem's common stock and a warrant to purchase an additional 1,000,000 shares of common stock which contains certain anti-dilution provisions in exchange for a variety of considerations supporting Neuralstem's transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see
Note 6: "Investments"). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006.

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

As of March 31, 2010, Regal held 380,000 Neuralstem shares valued at $779,000. Of the total shares held at March 31, 2010, all have been recorded as a current asset. These shares constitute working capital available to Regal as of March 31, 2010. Regal also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. In the first quarter of 2010, the unrealized gain for this warrant was $2,700 compared to a $466,000 gain recorded the first quarter this option was priced using fair market valuation. This Neuralstem warrant is carried as a long term investment.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310):
Effect of a Loan Modification When the Loan is Part of a Pool That Is Counted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities - Oil and Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update). The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740):
Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it "would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act". The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810):

Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted. The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic
855): Amendments to Certain Recognition and Disclosure Requirements. This amendment addresses both the interaction of the requirements of this Topic with the SEC's reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of March 31, 2010 and at December 31, 2009 are 3,633,067.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of March 31, 2010 and December 31, 2009, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the three months ended March 31, 2010 and the year ended December 31, 2009, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 5 - STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to offer incentives to its employees, directors, officers, consultants and advisors. As of March 31, 2010, all outstanding options granted under our stock option plan had either been exercised or expired.

NOTE 6 - INVESTMENTS

In the quarter ended June 30, 2005, the Company had entered into a Letter of Intent with Neuralstem, Inc., a private early stage company, to assist it in filing an SB-2 registration statement. Effective September 15, 2005, those understandings were formalized in an "Equity Investment and Share Purchase Agreement" between the parties. Regal One acquired approximately 1,800,000 shares of Neuralstem's common stock and a warrant, containing certain anti-dilution provisions, to purchase an additional 1,000,000 shares of common stock in exchange for a variety of considerations supporting Neuralstem's transition from a private, early stage, research and development company to a publicly traded operational entity. These considerations included the Company's assumption of the liability for certain legal fees, principally including fees for an SB-2 registration, and access to the Company's network of advisors and other related resources. In 2005, Regal One reflected those options in its balance sheet based on its estimated $50,000 direct cost of the considerations it had provided to Neuralstem.

At March 31, 2010, 380,000 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet. Regal One also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in posting an unrealized gain of $466,600 in this quarter. In the first quarter of 2010, the unrealized gain was $2,700. This Neuralstem warrant is carried as a long term investment

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company.

Since 2006, the Investment Committee of the Board of Directors adopted the provisions of ASC 820 for valuation of the portfolio and bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of and the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

NOTE 7 - RELATED PARTY TRANSACTIONS

There were no related party transactions in the first quarter of 2010.

NOTE 8 - CONTINGENCIES

The Company has historically incurred substantial debts in connection with its operations. During 2008, the Company entered into negotiations and settled its outstanding debts. As of March 31, 2010, the Company had only $6,924 in current Accounts Payable liabilities.

NOTE 9 - DISCLOSURES WITH REGARD TO CERTAIN OFFICERS AND DIRECTORS

As of March 31, 2010, Regal has no outstanding current liabilities to it's stockholders, officers or Directors.

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

As of the date of this quarterly report and subsequent events, there are no additional material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no other material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

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

Portfolio Investments

During the three months ended March 31, 2010, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments
                                                      Value of Investments
     Name of Company                 Investment       as of March 31, 2010

Neuralstem, Inc. (OTCBB: CUR)       Common Stock             $779,000
Neuralstem, Inc.                     Warrants                 858,600
LMP Money Market Trust Fund              Money Market Fund                   15

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

As of March 31, 2010, the Company holds 380,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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

Financial Condition Overview

The Company's total assets were $1,675,556 and its net assets were $1,668,632 at March 31, 2010, compared to $1,676,604 and $1,635,466, respectively, for the period at December 31, 2009.

The changes in total assets during the three months ended March 31, 2010 were primarily attributable to a increase of $63,858 in unrealized appreciation in marketable securities, a gain of $2,700 in unrealized appreciation in stock option investments, a net realized gain of $40,182 on portfolio securities investments and a loss of ($73,573) on investment operations. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for the Neuralstem warrant.

The changes in net assets during the three months ended March 31, 2010 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the three month period ending March 31, 2010 vs.
2009.

Operating Expenses

For the three months ended March 31, 2010, operating expenses were $73,573 compared to $40,587 for the comparable period of 2009. The increase for the three month period ending March 31, 2010 compared to the comparable period of 2009 was primarily due to increased Professional Services expenses of ($38,388) offset by a $6,201 decrease for General and Administrative expenses.

Net Investment Income/ (Loss)

For the three months ending March 31, 2010, our net investment loss after taxes was $73,573 compared to a loss of $40,587 for the comparable period in 2009. The net change loss of $32,986 in the three month period ending March 31, 2010 as compared to the comparable period ended March 31, 2009 was attributable to the factors discussed above.

Other increases (decreases) in net assets from investments

For the three months ended March 31, 2010, net assets increased by $33,167 primarily from the net change in unrealized gain on the value of portfolio securities of $63,000 combined with the unrealized gain of $2,700 in the valuation of the investment warrant. This compares to an unrealized investment loss of $391,863 for the comparable period in 2009 offset by an unrealized gain of $466,000 gain in a stock option. Refer to the Statements of Operations page F-5.

Liquidity and Capital Resources

At March 31, 2010, we had $816,956 in liquid and semi-liquid current assets mainly consisting of $21,907 in cash, $14,834 in Prepaid Insurance expense, a $1,200 deposit, and $779,015 in saleable marketable securities at fair market value. For the three month period ended March 31, 2010, we primarily satisfied our working capital needs from cash on hand at the beginning of the period which decreased by $61,808. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $6,140, and (ii) payment of accounts payable/accrued expenses of $35,214

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of March 31, 2010 held 380,000 shares of Regal's Neuralstem stock. No loans were required during the first quarter of 2010 and no balance is due.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $24,250. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our business activities contain high elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices of similar investments).

Market prices of common equity securities in general, are subject to fluctuations that could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company's portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.

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

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As of the date of this quarterly report and subsequent events, there are no additional material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no other material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 1A. Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

We Have Historically Lost Money and Losses May Continue in the Future:

Our net operating loss for the 2009 fiscal year was $298,027 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations in which case, the Company could deplete its cash and liquid resources.

The Company's cash expenses are very large relative to its cash flow which requires the Company continually to sell its investment inventory shares. This could result in substantial dilution to our shareholders net equity and our ability to continue in operations should additional capital not be raised:

For the year ended December 31, 2009 the Company had no operating revenues and operating expenses of $298,027. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first three months of 2010, the Company was not required to sell any shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

The Company's common stock is trading at a substantial discount to net asset value:

The following table summarizes the Company's historical approximate net asset value per common share and corresponding stock price:

As of December 31,             2009     2008     2007     2006

      Net Asset Value          $.45    $ .31   $ 0.67    $ .22

      Stock Price*             $.03    $ .11   $ 0.06    $ .15

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At March 31, 2010, 100% of the Company's investments asset value resulted from a single portfolio holding.

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

   None during the first quarter of 2010.

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


       Regal One Corporation

       Dated: May 19, 2010
       By:/S/ Charles J. Newman
       Charles J. Newman
       Chief Executive Officer, Chief Financial Officer


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

                         OFFICERS AND DIRECTORS

      Name                   Title                             Date

/s/ Charles J. Newman                                     May 19, 2010
By: Charles J. Newman
   Chief Executive Officer, Chief Financial Officer, and
   Director (Principal Executive Officer)


/s/ Malcolm Currie                                        May 19, 2010
By: Malcolm Currie          Director


/s/ Bernard L. Brodkorb                                   May 19, 2010
By: Bernard L. Brodkorb     Director


46