Form 10-Q
period 2010-06-30
REGAL ONE Corp
filed 2010-08-13
CIK 845385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2010

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

As of August 13, 2010, there were 3,633,067 shares of common stock, no par value and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.
------------------------------------------------------------------------------

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

                         PART I  FINANCIAL INFORMATION

                                 REGAL ONE CORPORATION
                                     BALANCE SHEETS
                                                     June 30, 2010   December 31, 2009
                                                       (Unaudited)        (Audited)
                              ASSETS               --------------  -----------------
Assets:
   Cash and cash equivalents                         $    15,667          $    83,715
   Accounts receivable, settlement                        63,484                  --
   Prepaid insurance                                       8,695               20,974
   Investment deposit                                      1,200                  --
   Marketable securities at fair value                   937,515              716,015
                                                      ----------          -----------
Total current assets:                                  1,026,561              820,704

Investments:
   Investments in non-affiliated portfolio companies   2,001,315            1,571,915
   Less: marketable securities portion                  (937,515)            (716,015)
                                                        --------          -----------
Total investments, net                                 1,063,800              855,900
                                                        --------          -----------
TOTAL ASSETS                                         $ 2,090,361          $ 1,676,604
                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS
Current liabilities:

   Accounts payable and accrued liabilities               13,153               41,138
                                                      ----------            ---------
Total current liabilities                                 13,153               41,138
                                                      ----------            ---------
Stockholders' Equity:
   Preferred stock, no par value
     Series A - Authorized 50,000 shares,
      0 issued and outstanding at June 30, 2010
      and December 31, 2009, respectively                     --                   --
     Series B - Authorized 500,000 shares, 100,000
      issued and outstanding at June 30, 2010
      and December 31, 2009, respectively                    500                  500

   Common stock, no par value,:
     Authorized 50,000,000 shares; 3,633,067 shares
     issued and outstanding at June 30, 2010
     and December 31, 2009, respectively               8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (6,299,985)          (6,741,727)
                                                      -----------          -----------
  Total net assets                                     2,077,208            1,635,466
                                                     -----------           -----------
TOTAL LIABILITIES AND NET ASSETS                     $ 2,090,361         $  1,676,604
                                                    ============           ===========
Net asset value per outstanding share                $     0.572         $      0.450

                                   F-2

                See accompanying notes to the financial statements.




                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                     June 30, 2010
                                      (Unaudited)

Equity Investments:

                        Description         Percent    Carrying Cost  Discounted
Company                 of Business         Ownership   Investment    Fair Value  Affiliation


Neuralstem, Inc. (CUR)  Biomedical company     1%       $ 16,096  (1)   $ 937,500      No
Neuralstem, Inc. Warrant                                  50,000  (2)   1,063,800      No
Money Market Fund                                             15               15      No

                                                        ---------      ---------
      Total Investments                                 $ 66,111    $   2,001,315

(1) At June 30, 2010 there were 375,000 Neuralstem shares held reported on a fair value basis at the closing market price of $2.50 on the OTCBB with no additional reduction in Fair Market
Value applied. 5,000 shares were sold in the second quarter. Regal recorded a net gain in book value of 20% because the share price increased by 22% during the quarter. All common shares held have been recorded as a current marketable securities asset.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of June 30,2010 using a Black-Scholes Option Pricing model, a
$1,063,800 value has been assigned to these stock option warrants including a 10% discount assigned by management due to low trading volumes and volatility of Neuralstem stock and there is currently no market for Neuralstem stock options carried as an investment. For 2008 Regal valued the investment at $50,000. Using the Black-Scholes valuation method, Regal recorded a
$207,900 unrealized gain on the investment in the second quarter of 2010



F-3

                     See accompanying notes to the financial statements.








                              REGAL ONE CORPORATION
                        STATEMENTS OF CHANGES IN NET ASSETS

                                             Six Months Ended  Six Months Ended
                                                June 30, 2010     June 30, 2009
                                                 (Unaudited)       (Unaudited)
                                             ---------------    ---------------
OPERATIONS:

Net loss from operations                        $   (106,757)    $  (97,485)
Net gain on recovery of legal fees                    63,484             --
Net realized gain on portfolio securities             55,558         29,345
Net change in unrealized appreciation
  (depreciation) of portfolio securities             222,358       (385,029)
Net change in valuation of stock options             207,900        472,900
Income tax (expense)                                    (800)            --
Interest (expense)                                        --           (549)
                                                ------------     ----------
Net increase in net assets resulting
  from operations                                    441,743         19,182

SHAREHOLDER ACTIVITY:

    Declared dividend                                   --             --

NET INCREASE IN NET ASSETS                           441,743         19,182

NET ASSETS:

     Beginning of period                           1,635,466      1,120,728

     End of period                                 2,077,208      1,139,910

     Average net assets                            1,856,337      1,130,319

Ratios to average net assets:

     Net expenses                                       5.8%           8.6%
     Net investment gain                               23.8%           1.7%
     Per share ratio expenses                           2.9%           2.7%
     Per share ratio net investment gain (loss)        12.2%           0.5%










                                           F-4
                   See accompanying notes to the financial statements



                                    REGAL ONE CORPORATION.
                                  STATEMENTS OF OPERATIONS
                                 Three Months    Three Months   Six Months    Six Months
                                    Ended           Ended          Ended        Ended
                                 June 30 2010    June 30 2009  June 30 2010  June 30 2009
                                 (Unaudited)      (Unaudited)   (Unaudited)   (Unaudited)
                                 -------------  -------------   ------------- ----------

Investment income:                 $      --       $     --         $    --      $     --

Operating expenses:
 Professional services                23,537        43,776          88,666        70,518
 Other selling, general and
    administrative expenses           10,447        13,122          18,091        26,967
                                   ---------      ---------        --------      --------
Total operating expenses              33,984        56,898         106,757        97,485
                                   ---------      ---------        --------      --------
Net operating loss                   (33,984)      (56,898)       (106,757)      (97,485)
Other income:
 Gain on recovery of legal fees       63,484             0          63,484             0
                                   ---------      ---------        --------     ---------
Net loss before provision
    for income taxes                  29,500       (56,898)        (43,273)     (97,485)

Income tax expenses                        0             0             800            0
                                   ---------      ----------      ---------     ---------
Net investment income (loss)          29,500       (56,898)        (44,073)     (97,485)
                                   ---------      ----------      ----------    ---------
 Net realized gain on portfolio       15,376        29,345          55,558       29,345
  Net change in unrealized
    (depreciation) appreciation in
    portfolio investments            158,500         6,833         222,358     (385,029)
  Appreciation of stock options      205,200         6,300         207,900      472,900
  Impairment of investments                0             0               0            0
  Interest (expense)                       0          (275)              0         (549)
  Interest income                          0             0               0            0
                                   ---------      ----------      ----------    ---------
Net increase (decrease) in net assets
  resulting from operations        $ 408,576     $ (14,695)      $ 441,743      $19,182
                                  ==========      ==========     ===========   ==========

Weighted average number of
      common shares - basic        3,633,067      3,633,067      3,633,067    3,633,067
Basic earnings per share            $  0.112      $ (0.004)        $ 0.122      $ 0.005
Weighted average number of
   fully diluted shares           13,633,067     13,633,067     13,633,067   13,633,067
Diluted earnings per share        $    0.030      $ (0.001)       $  0.032    $   0.001

                                  ==========      ==========     ===========   ==========





                     See accompanying notes the financial statements.



                                           Page F-5

                                   REGAL ONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                                   Six Months Ended    Six Months Ended
                                                    June 30, 2010       June 30, 2009
                                                      (Unaudited)        (Unaudited)
                                                   ------------------  ----------------
Cash flows from operating activities:
Net decrease in net assets from operations              $   441,743          $  19,182
Adjustments to reconcile net increase (decrease)
    in net assets resulting from operating activities:

      Realized gain on sale of marketable securities        (55,558)           (29,345)
      Unrealized loss on short term investments            (221,500)           386,253
      Unrealized gain on stock option investments          (207,900)          (472,900)

Changes in operating assets and liabilities:
      Increase in accounts receivable                       (63,484)                 0
      Decrease in prepaid expense                            12,279             24,690
      Increase in investment deposit                         (1,200)                 0
      (Decrease) in accounts payable/accrued
        expenses                                            (27,986)           (36,494)
                                                          ---------            --------
Net cash used in operating activities                      (123,606)          (108,614)

Cash flows from investing activities:
      Proceeds from sale of marketable securities            55,558             29,345
                                                          ---------            --------
Net cash provided by investing activities                    55,558             29,345

Net change in cash                                          (68,048)           (79,269)
Cash at beginning of period                                  83,715            122,478
                                                          ---------            --------
Cash at end of period                                  $     15,667         $   43,209
                                                      =============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                             $           0          $      549
                                                        ----------            --------
  Non-Monetary Transactions:
    Unrealized gain (loss) in security investments          221,500           (386,253)
    Unrealized gain in stock option investment              207,900            472,900
                                                      =============        ===========
Total non-monetary transactions                             429,400             86,647

      See accompanying notes to the financial statements







                            REGAL ONE CORPORATION
                      STATEMENTS OF FINANCIAL HIGHLIGHTS
                                         Six Months Ended Six Months Ended
                                          June 30, 2010     June 30, 2009
                                            (Unaudited)      (Unaudited)
                                         ----------------    -------------
  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss from operations            $ (0.029)      $ (0.027)
Gain on recovery of legal fees                    0.017
Net realized gain on portfolio securities         0.015          0.008
Net change in unrealized (depreciation)
   appreciation of portfolio companies            0.061         (0.106)
Net change in unrealized (deprecation)
   appreciation of stock option investment        0.057          0.130
Income tax expense                                0.000          0.000
                                              ---------       ---------
Total from investment operations                  0.122          0.005

SHAREHOLDER ACTIVITY
    Declared dividend                                --             --

                                              =========        =======
NET INCREASE (DECREASE) IN NET ASSETS             0.122          0.005
                                              =========        =======
NET ASSETS
    Beginning of period                           0.450          0.308
    End of period                                 0.572          0.314
                                              =========      =========

TOTAL NET ASSET VALUE RETURN                       27.1%           1.7%


RATIOS AND SUPPLEMENTAL DATA:
Ratios to average net assets:
    Net expenses                                    2.9%           2.7%
    Net investment gain                            12.2%           0.5%



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

                              ASC 820                          Fair Market
                              Level of      Carrying Cost      Value as of
Equity Investments:          Investment      Investment       June 30, 2010

Neuralstem, Inc.(CUR)          Level 1       $ 16,096          $ 937,500
Neuralstem Warrant             Level 2         50,000          1,063,800
LMP Money Market Trust Fund    Level 1             15                 15
                                            ---------          ---------
Total Investments                            $ 66,111         $2,001,315

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

As of June 30, 2010, Regal held 375,000 Neuralstem shares valued at $937,500. Of the total shares held at June 30, 2010, all have been recorded as a current asset. These shares constitute working capital available to Regal as of June 30, 2010. Regal also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. In the second quarter of 2010, the unrealized gain for this warrant was $207,900 compared to a $466,000 gain recorded the first quarter. This option was priced using fair market valuation. This Neuralstem warrant is carried as a long term investment.

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

NOTE 4 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of June 30, 2010 and at December 31, 2009 are 3,633,067 of no par value common shares.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of June 30, 2010 and December 31, 2009, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the six months ended June 30, 2010 and the year ended December 31, 2009, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 5 - STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to offer incentives to its employees, directors, officers, consultants and advisors. As of June 30, 2010, all outstanding options granted under our stock option plan had either been exercised or expired.

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

At June 30, 2010, 375,000 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet. Regal One also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in posting an unrealized gain of $466,600 in this quarter. In the second quarter of 2010, the unrealized gain was $207,900. This Neuralstem warrant is carried as a long term investment

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

There were no related party transactions in the second quarter of 2010.

NOTE 8 - CONTINGENCIES

The Company has historically incurred substantial losses in connection with its operations. During 2008, the Company entered into negotiations and settled its outstanding debts. As of June 30, 2010, the Company had only $13,153 in current Accounts Payable liabilities.

NOTE 9 - DISCLOSURES WITH REGARD TO CERTAIN OFFICERS AND DIRECTORS

As of June 30, 2010, Regal has no outstanding current liabilities to it's stockholders, officers or Directors.

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

The Company has recorded a receivable settlement claim from its liability insurance carrier in the amount of $63,484 and also a $10,018 reduction in Legal fees from their Corporate Attorney which reduced the expense of the litigation to the deductible on their insurance policy. Subsequent to June 30, 2010, the Company received the $63,484 payment from its insurance carrier as the settlement payment.

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

Portfolio Investments

During the six months ended June 30, 2010, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments
                                                      Value of Investments
     Name of Company                 Investment       as of June 30, 2010

Neuralstem, Inc. (OTCBB: CUR)       Common Stock             $937,500
Neuralstem, Inc.                    Warrants                1,063,800
LMP Money Market Trust Fund         Money Market Fund              15

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

As of June 30, 2010, the Company holds 375,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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

Financial Condition Overview

The Company's total assets were $2,090,361 and its net assets were $2,077,208 at June 30, 2010, compared to $1,676,604 and $1,635,466, respectively, for the period at December 31, 2009.

The changes in total assets during the six months ended June 30, 2010 were primarily attributable to a increase of $222,358 in unrealized appreciation in marketable securities, a gain of $207,900 in unrealized appreciation in stock option investments, a net realized gain of $55,558 on portfolio securities investments and a loss of (44,073) on investment operations. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for the Neuralstem warrant.

The changes in net assets during the six months ended June 30, 2010 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the six month period ending June 30, 2010 vs. 2009.

Operating Expenses

For the six months ended June 30, 2010, operating expenses were $106,757 compared to $97,485 for the comparable period of 2009. The increase for the six month period ending June 30, 2010 compared to the comparable period of 2009 was primarily due to increased Professional Services expenses of $18,148 and a $8,876 decrease in General and Administrative expenses. However, the Company recorded an insurance claim gain of $63,484 to recover legal fees significantly reducing it's net operating loss for the six months ended June 30, 2010. These funds were received in July.

Net Investment Income/ (Loss)

For the six months ending June 30, 2010, our net investment loss after taxes was $44,073 compared to a loss of $97,485 for the comparable period in 2009. The net change loss of $53,412 in the six month period ending June 30, 2010 as compared to the comparable period ended June 30, 2009 was attributable to the factors discussed above.

Other increases (decreases) in net assets from investments

For the six months ended June 30, 2010, net assets increased by $441,743 primarily from the net change in unrealized gain on the value of portfolio securities of $222,358 combined with the unrealized gain of $207,900 in the valuation of the investment warrant. This compares to an unrealized investment loss of $385,029 for the comparable period in 2009 offset by an unrealized gain of $472,900 in a stock option. Refer to the Statements of Operations page F-5.

Liquidity and Capital Resources

At June 30, 2010, we had $1,026,561 in liquid and semi-liquid current assets mainly consisting of $15,667 in cash, $63,484 in accounts receivable, $8,695 in Prepaid Insurance expense, a $1,200 deposit, and $937,515 in saleable marketable securities at fair market value. For the six month period ended June 30, 2010, we primarily satisfied our working capital needs from cash on hand at the beginning of the period which decreased by $68,048. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $12,279.

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of June 30, 2010 held 375,000 shares of Regal's Neuralstem stock. No loans were required during the second quarter of 2010 and no balance is due.

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

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company has recorded a receivable settlement claim from its liability insurance carrier in the amount of $63,484 and also a $10,018 reduction in Legal fees from their Corporate Attorney which reduced the expense of the litigation to the deductible on their insurance policy.

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

For the year ended December 31, 2009 the Company had no operating revenues and operating expenses of $298,027. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first six months of 2010, the Company sold 25,000 shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At June 30, 2010, 100% of the Company's investments asset value resulted from a single portfolio holding.

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

   None during the second quarter of 2010.

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


       Regal One Corporation

       Dated: August 13, 2010
       By:/S/ Charles J. Newman
       Charles J. Newman
       Chief Executive Officer, Chief Financial Officer


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

                         OFFICERS AND DIRECTORS

      Name                   Title                             Date

/s/ Charles J. Newman                                     August 13, 2010
By: Charles J. Newman
   Chief Executive Officer, Chief Financial Officer, and
   Director (Principal Executive Officer)


/s/ Malcolm Currie                                        August 13, 2010
By: Malcolm Currie          Director


/s/ Bernard L. Brodkorb                                   August 13, 2010
By: Bernard L. Brodkorb     Director


46

34