Form 10-Q
period 2010-09-30
REGAL ONE Corp
filed 2010-11-12
CIK 845385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2010

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

As of November 12, 2010, there were 3,633,067 shares of common stock, no par value and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.
------------------------------------------------------------------------------

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

                         PART I  FINANCIAL INFORMATION

                                 REGAL ONE CORPORATION
                                     BALANCE SHEETS
                                               September 30, 2010   December 31, 2009
                                                       (Unaudited)          (Audited)
                              ASSETS               --------------   -----------------
Assets:
   Cash and cash equivalents                         $    52,644          $    83,715
   Accounts receivable, settlement                            --                   --
   Prepaid insurance                                       2,555               20,974
   Investment deposit                                      1,200                    0
   Marketable securities at fair value                   945,015              716,015
                                                      ----------          -----------
Total current assets:                                  1,001,414              820,704

Investments:
   Investments in non-affiliated portfolio companies   2,049,315            1,571,915
   Less: marketable securities portion                  (945,015)            (716,015)
                                                        --------          -----------
Total investments, net                                 1,104,300              855,900
                                                        --------          -----------
TOTAL ASSETS                                         $ 2,105,714          $ 1,676,604
                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS
Current liabilities:

   Accounts payable and accrued liabilities               13,071               41,138
                                                      ----------            ---------
Total current liabilities                                 13,071               41,138
                                                      ----------            ---------
Stockholders' Equity:
   Preferred stock, no par value
     Series A - Authorized 50,000 shares,
      0 issued and outstanding at September 30, 2010
      and December 31, 2009, respectively                     --                   --
     Series B - Authorized 500,000 shares, 100,000
      issued and outstanding at September 30, 2010
      and December 31, 2009, respectively                    500                  500

   Common stock, no par value,:
     Authorized 50,000,000 shares; 3,633,067 shares
     issued and outstanding at September 30, 2010
     and December 31, 2009, respectively               8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (6,284,550)          (6,741,727)
                                                     -----------          -----------
  Total net assets                                     2,092,643            1,635,466
                                                     -----------          -----------
TOTAL LIABILITIES AND NET ASSETS                     $ 2,105,714         $  1,676,604
                                                    ============          ===========
Net asset value per outstanding share                $     0.580         $      0.450

                                   F-2

    The accompanying notes are an integral part of the financial statements.




                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                     September 30, 2010
                                      (Unaudited)

Equity Investments:

                        Description         Percent    Carrying Cost  Discounted
Company                 of Business         Ownership   Investment    Fair Value  Affiliation


Neuralstem, Inc. (CUR)  Biomedical company     1%       $ 16,096  (1)   $ 945,000      No
Neuralstem, Inc. Warrant                                  50,000  (2)   1,104,300      No
Money Market Fund                                             15               15      No

                                                       ---------        ---------
      Total Investments                                 $ 66,111      $ 2,049,315
                                                       =========        =========

(1) At September 30, 2010 there were 375,000 Neuralstem shares held reported on a fair value basis at the closing market price of $2.52 on the OTCBB with no additional reduction in Fair
Market Value applied. 5,000 shares were sold in the second quarter. Regal recorded a net gain in book value of 1% because the share price increased by 1% during the quarter. All common shares held have been recorded as a current marketable securities asset.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of September 30, 2010 using a Black-Scholes Option Pricing model, a $1,104,300 value has been assigned to these stock option warrants including a 10%
discount assigned by management due to low trading volumes and volatility of Neuralstem stock and there is currently no market for the Neuralstem stock options carried as an investment.
For 2008 Regal valued the investment at $50,000. Using the Black-Scholes valuation method,
Regal recorded a $248,400 unrealized gain on the investment during the nine months ended
September 30, 2010.



F-3

    The accompanying notes are an integral part of the financial statements.








                              REGAL ONE CORPORATION
                        STATEMENTS OF CHANGES IN NET ASSETS

                                             Nine Months Ended  Nine Months Ended
                                            September 30, 2010 September 30, 2009
                                                 (Unaudited)       (Unaudited)
                                             ---------------    ---------------
OPERATIONS:

Net loss from operations                        $   (139,273)   $  (221,448)
Net gain on recovery of legal fees                    63,484             --
Net realized gain on portfolio securities             55,558        179,005
Net change in unrealized appreciation
  (depreciation) of portfolio securities             229,858       (266,664)
Net change in valuation of stock options             248,400        832,900
Income tax expense                                      (850)            --
Interest expense                                          --           (824)
                                                ------------      ----------
Net increase in net assets resulting
  from operations                                    457,177        522,970

SHAREHOLDER ACTIVITY:

    Declared dividend                                     --             --

NET INCREASE IN NET ASSETS                           457,177        522,970

NET ASSETS:

     Beginning of period                           1,635,466      1,120,728

     End of period                                 2,092,643      1,643,698

     Average net assets                            1,864,055      1,382,213
                                                   =========      =========

Ratios to average net assets:

     Net expenses                                       7.5%          16.0%
     Net investment gain                               24.5%          37.8%
     Per share ratio expenses                           3.8%           6.1%
     Per share ratio net investment gain               12.6%          14.4%










                                           F-4
   The accompanying notes are an integral part of the financial statements.



                                    REGAL ONE CORPORATION.
                                  STATEMENTS OF OPERATIONS
                                 Three Months    Three Months   Nine Months    Nine Months
                                    Ended           Ended          Ended        Ended
                                 Sept 30 2010    Sept 30 2009  Sept 30 2010  Sept 30 2009
                                 (Unaudited)      (Unaudited)   (Unaudited)   (Unaudited)
                                 -------------  -------------   ------------- ----------

Investment income:                 $      --       $     --         $    --      $     --

Operating expenses:
 Professional services                24,460        110,213          113,125      180,732
 Other selling, general and
    administrative expenses            8,056         13,750           26,148       40,716
                                   ---------      ---------         --------     --------
Total operating expenses              32,516        123,963          139,273      221,448
                                   ---------      ---------         --------     --------
Net operating loss                   (32,516)      (123,963)        (139,273)    (221,448)
Other income:
 Gain on recovery of legal fees           --             --           63,484           --
                                   ---------      ---------         --------    ---------
Net loss before provision
    for income taxes                 (32,516)      (123,963)         (75,789)    (221,448)

Income tax expenses                       50              --             850           --
                                   ---------      ----------       ---------    ---------
Net investment income (loss)         (32,566)      (123,963)         (76,639)    (221,448)
                                   ---------      ----------       ----------    ---------
 Net realized gain on portfolio           --        149,660           55,558      179,005
  Net change in unrealized
    (depreciation) appreciation in
    portfolio investments              7,500        118,366          229,858     (266,663)
  Appreciation of stock options       40,500        360,000          248,400      832,900
  Impairment of investments               --             --               --           --
  Interest (expense)                      --           (275)              --         (824)
  Interest income                         --             --               --           --
                                   ---------     ----------       ----------    ---------
Net increase (decrease) in net assets
  resulting from operations         $ 15,434      $ 503,788        $ 457,177     $522,970
                                  ==========     ==========      ===========   ==========

Weighted average number of
      common shares - basic        3,633,067      3,633,067        3,633,067    3,633,067
Basic earnings per share            $  0.004       $ (0.139)         $ 0.126      $ 0.144
Weighted average number of
   fully diluted shares           13,633,067     13,633,067       13,633,067   13,633,067
Diluted earnings per share        $    0.001      $ (0.0037)        $  0.034   $   0.0038

                                  ==========     ==========      ===========   ==========





       The accompanying notes are an integral part of the financial statements.



                                           Page F-5

                                   REGAL ONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                                   Nine Months Ended  Nine Months Ended
                                                    Sept 30, 2010       Sept 30, 2009
                                                      (Unaudited)        (Unaudited)
                                                   ------------------  ----------------
Cash flows from operating activities:
Net decrease in net assets from operations              $   457,177         $  522,970

Adjustments to reconcile net increase (decrease)
    in net assets resulting from operating activities:
      Realized gain on sale of marketable securities        (55,558)          (179,005)
      Unrealized loss on short term investments            (229,000)           272,888
      Unrealized gain on stock option investments          (248,400)          (832,900)
      Cost of investments                                    (1,200)            (6,494)

Changes in operating assets and liabilities:
      Increase in accounts receivable                            --                 --
      Decrease in prepaid expense                            18,419             37,035
      Decrease in accounts payable/accrued
        expenses                                            (28,067)           (15,930)
                                                          ---------           --------
Net cash used in operating activities                       (86,629)          (201,436)

Cash flows from investing activities:
      Proceeds from sale of marketable securities            55,558            185,499
                                                          ---------           --------
Net cash provided by investing activities                    55,558            185,499

Net change in cash                                          (31,071)           (15,937)
Cash at beginning of period                                  83,715            122,478
                                                          ---------           --------
Cash at end of period                                  $     52,644        $   106,541
                                                      =============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                              $          --         $      824
                                                         ----------           --------
  Non-Monetary Transactions:
    Unrealized gain (loss) in security investments          229,000           (272,888)
    Unrealized gain in stock option investment              248,400            832,900
                                                      -------------        -----------
Total non-monetary transactions                             477,400            560,012
                                                      =============        ===========

      The accompanying notes are an integral part of the financial statements.






                            REGAL ONE CORPORATION
                      STATEMENTS OF FINANCIAL HIGHLIGHTS
                                         Nine Months Ended Nine Months Ended
                                        September 30, 2010 September 30, 2009
                                            (Unaudited)      (Unaudited)
                                         ----------------    -------------
  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss from operations            $ (0.038)      $ (0.061)
Gain on recovery of legal fees                    0.017
Net realized gain on portfolio securities         0.015          0.049
Net change in unrealized (depreciation)
   appreciation of portfolio companies            0.063         (0.073)
Net change in unrealized (deprecation)
   appreciation of stock option investment        0.068          0.229
Income tax expense                                0.000          0.000
                                              ---------      ---------
Total from investment operations                   .126           .144

SHAREHOLDER ACTIVITY
    Declared dividend                                --             --

                                              =========        =======
NET INCREASE IN NET ASSETS                        0.126          0.144
                                              =========        =======
NET ASSETS
    Beginning of period                           0.450          0.308
    End of period                                  .576           .452
                                              =========      =========

TOTAL NET ASSET VALUE RETURN                       24.5%          37.8%


RATIOS AND SUPPLEMENTAL DATA:
Ratios to average net assets:
    Net expenses                                    7.5%          16.0%
    Net investment gain                            24.5%          37.8%



 The accompanying notes are an integral part of the financial statements.







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

                              ASC 820                          Fair Market
                              Level of      Carrying Cost      Value as of
Equity Investments:          Investment      Investment     September 30, 2010

Neuralstem, Inc.(CUR)          Level 1       $ 16,096          $ 945,000
Neuralstem Warrant             Level 2         50,000          1,104,300
LMP Money Market Trust Fund    Level 1             15                 15
                                            ---------          ---------
Total Investments                             $66,111         $2,049,315

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

Marketable Securities

In 2005, Regal acquired approximately 1,800,000 shares of Neuralstem's common stock and a warrant to purchase an additional 1,000,000 shares of common stock which contains certain anti-dilution provisions in exchange for a variety of considerations supporting Neuralstem's transition to a publicly traded operational entity, principally including fees and assistance in connection with the filing of a registration statement on Form SB-2 registration (see
Note 6: "Investments"). During 2006, Neuralstem filed the registration statement and it was declared effective on August 30, 2006.

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

As of September 30, 2010, Regal held 375,000 Neuralstem shares valued at $945,000. Of the total shares held at September 30, 2010, all have been recorded as a current asset. These shares constitute working capital available to Regal as of September 30, 2010. Regal also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. In the third quarter of 2010, the unrealized gain for this warrant was $248,400 compared to a $207,900 gain recorded the second quarter. This option was priced using fair market valuation. This Neuralstem warrant is carried as a long term investment.

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2, disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3. The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009. The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010. The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on the Company's financial statements.

NOTE 4 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of September 30, 2010 and at December 31, 2009 are 3,633,067 of no par value common shares.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of September 30, 2010 and December 31, 2009, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the nine months ended September 30, 2010 and the year ended December 31, 2009, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 5 - STOCK OPTION PLAN

The Company's Stock Option Plan (Plan) provides a means to offer incentives to its employees, directors, officers, consultants and advisors. As of September 30, 2010, all outstanding options granted under our stock option plan had either been exercised or expired.

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

At September 30, 2010, 375,000 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet. Regal One also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in posting an unrealized gain of $466,600 in this quarter. In the third quarter of 2010, the unrealized gain was $248,400. This Neuralstem warrant is carried as a long term investment

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party transactions in the third quarter of 2010 included accounting consulting fees of $14,100 paid to Bernard L. Brodkorb who is a Director of Regal One.

NOTE 8 - LEGAL PROCEEDINGS

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

Portfolio Investments

During the nine months ended September 30, 2010, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments
                                                      Value of Investments
     Name of Company                 Investment      as of September 30, 2010

Neuralstem, Inc. (OTCBB: CUR)       Common Stock             $945,000
Neuralstem, Inc.                    Warrants                1,104,300
LMP Money Market Trust Fund         Money Market Fund              15

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

As of September 30, 2010, the Company holds 375,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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

Financial Condition Overview

The Company's total assets were $2,105,714 and its net assets were $2,092,643 at September 30, 2010, compared to $1,676,604 and $1,635,466, respectively, for the period at December 31, 2009. The changes in total assets during the nine months ended September 30, 2010 were primarily attributable to a increase of $229,858 in unrealized appreciation in marketable securities, a gain of $248,400 in unrealized appreciation in stock option investments, a net realized gain of $55,558 on portfolio securities investments and a loss of ($76,639) on investment operations. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for the Neuralstem warrant.

The changes in net assets during the nine months ended September 30, 2010 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the nine month period ending September 30, 2010 vs.
2009.

Operating Expenses

For the nine months ended September 30, 2010, operating expenses were $139,273 compared to $221,448 for the comparable period of 2009. The decrease for the nine month period ending September 30, 2010 compared to the comparable period of 2009 was primarily due to decreased Professional Services expenses of $67,607 and a $14,568 decrease in General and Administrative expenses. However, the Company recorded an insurance claim gain of $63,484 to recover legal fees significantly reducing it's net operating loss for the six months ended June 30, 2010. These funds were received in July.

Net Investment Income/ (Loss)

For the nine months ending September 30, 2010, our net investment loss after taxes was $76,639 compared to a loss of $221,448 for the comparable period in 2009. The net change of $144,809 in the nine month period ending September 30, 2010 as compared to the comparable period ended September 30, 2009 was attributable to the factors discussed above.

Other increases (decreases) in net assets from investments

For the nine months ended September 30, 2010, net assets increased by $457,177 primarily from the net change in unrealized gain on the value of portfolio securities of $229,858 combined with the unrealized gain of $248,400 in the valuation of the investment warrant. This compares to an unrealized investment loss of $266,664 for the comparable period in 2009 offset by an unrealized gain of $832,900 in a stock option. Refer to the Statements of Operations page F-5.

Liquidity and Capital Resources

At September 30, 2010, we had $1,001,414 in liquid and semi-liquid current assets mainly consisting of $52,644 in cash, $2,555 in Prepaid Insurance expense, a $1,200 deposit, and $945,015 in saleable marketable securities at fair market value. For the nine month period ended September 30, 2010, we primarily satisfied our working capital needs from cash on hand at the beginning of the period which decreased by $31,071. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $18,419.

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of September 30, 2010 held 375,000 shares of Regal's Neuralstem stock. No loans were required during the third quarter of 2010 and no balance is due.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $15,475. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For the year ended December 31, 2009 the Company had no operating revenues and operating expenses of $298,027. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first nine months of 2010, the Company sold 25,000 shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At September 30, 2010, 100% of the Company's investments asset value resulted from a single portfolio holding.

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

   None during the third quarter of 2010.

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


       Regal One Corporation

       Dated: November 4, 2010
       By:/S/ Charles J. Newman
       Charles J. Newman
       Chief Executive Officer, Chief Financial Officer


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

                         OFFICERS AND DIRECTORS

      Name                   Title                             Date

/s/ Charles J. Newman                                     November 12, 2010
By: Charles J. Newman
   Chief Executive Officer, Chief Financial Officer, and
   Director (Principal Executive Officer)


/s/ Malcolm Currie                                        November 12, 2010
By: Malcolm Currie          Director


/s/ Bernard L. Brodkorb                                   November 12, 2010
By: Bernard L. Brodkorb     Director


46

33