Form 10-K
period 2010-12-31
REGAL ONE Corp
filed 2011-04-14
CIK 845385

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2010


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

Title of Each Class                        Name of Each Exchange on
                                               Which Registered
Common Stock, par value $.001 per share              OTCBB


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

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Act).    Yes [] No [X]

As of December 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $138,296 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity on the OTCBB, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of March 31, 2011, there were: 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

                                  TABLE OF CONTENTS


                                                                        Page
                                    PART I
ITEM 1.     Business                                                       4
Item 1A.    Risk Factors                                                 9-15

Item 2.     Properties                                                    16
Item 3.     Legal Proceedings                                             16
Item 4.     Submission of Matters to a Vote of Security Holders           16

                                    PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities           17
Item 6.     Selected Financial Data                                       19
Item 7.     Management's Discussion and Analysis of Financial Condition
                And Results of Operations                                 20
Item 7A.    Quantitative an Qualitative Disclosures About Market Risk     23
Item 8.     Financial Statements and Supplementary Data                   23
Item 9.     Changes in and Disagreements with Accountants on Accounting
                And Financial Disclosure                                  23
Item 9A.    Controls and Procedures                                       23
Item 9B.    Other Information                                             24

                                   PART III
Item 10.    Directors, Executive Officers and Corporate Governance        25
Item 11.    Executive and Director Compensation                           26
Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters               28
Item 13.    Certain Relationships and Related Transactions, and Director
                 Independence                                             29
Item 14.    Principal Accountant Fees and Services                        29

                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules                    30

Signatures                                                                31
Report of Independent Registered Public Accounting Firm                   F1
Financial Statement Schedules                                          F2-F7
Notes to Financial Statements                                          39-48

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

Portfolio Investments

During the twelve months ended December 31, 2010, we added an investment deposit for $1,200 for Common stock in Rampart Detection Systems Ltd. to our portfolio. Our investment portfolio is summarized as follows:
                                                      Carrying Value
Name of Company                 Investment          of Investment as of
                                                       Dec. 31, 2010

Neuralstem, Inc. (OTCBB: CUR)     Common Stock            $  784,400
Neuralstem, Inc.                  Warrant                    689,400  (1)
Western Asset Money Market Fund   Money Market Fund               15
West America Securities           Cash Account                10,424
Rampart Detections Systems Ltd.   Common Stock                 1,200  (2)
                                                        -----------
Total                                                     $1,485,439

See also Schedule F-3 Schedule of Investments and Note 5 Investments in Notes to Financial Statements.

1.) At December 31, 2010, we held 370,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of $5.00 per share.

2.) The Company has an investment valued at cost in the common stock of Rampart Detection Systems Ltd.


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

Compliance with Business Development Company Reporting Requirements

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

Our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;

Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures and whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1A. RISK FACTORS

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

The Company Has Historically Lost Money and Losses May Continue in the
Future:

Except for 2009 when the Company booked a net operating gain of $514,737 including an unrealized appreciation in value of our stock option investment of $805,900, the Company has historically lost money. For the year ended December 31, 2009 the Company had a net operating loss of $298,027 excluding our realized and unrealized income from investments. However, this is an improvement over our net operating loss for the 2008 fiscal year of $314,152 and our operating loss for fiscal 2007 in the amount of $445,596. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations and future losses are likely to occur.

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

For years ended December 31, 2010 and December 31, 2009 the Company had no operating revenues and had operating expenses of $165,374 and $298,027 respectively. Consequently, the Company was required to sell shares of the Company's inventory of investment common stock to raise the cash necessary to pay ongoing expenses. Net proceeds income from the sale of securities in 2010 amounted to $65,553. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in net asset value for the Company's stockholders. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

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

The Company's common stock is trading at a substantial discount to net asset value:

The following summarizes the Company's approximate net asset value per common share and corresponding stock price:


As of December 31,            2010      2009     2008      2007      2006

Net Asset Value              $0.41     $0.45    $0.31     $0.67     $0.22

Stock Price*                  0.06      0.03     0.11      0.06      0.15

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At December 31, 2010, 57 of the Company's asset value resulted from a single portfolio holding.

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

Holding securities of privately held companies may be riskier than holding securities of publicly traded companies due to the lack of available public information:

The Company may hold securities in privately-held companies subject to higher risk than holdings in publicly traded companies. Generally, little public information exists about privately held companies, and the Company will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose some or all of the money it invests in these companies. These factors could subject the Company to greater risk than holding securities in publicly traded companies and negatively affect investment returns.

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

None.

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

         Quarter Ending          Quarterly High  Quarterly Low

         Dec. 31, 2010              $ 0.06          $0.03
         Sep. 30, 2010              $ 0.06          $0.03
         Jun. 30, 2010              $ 0.10          $0.06
         Mar. 31, 2010              $ 0.10          $0.03

         Dec. 31, 2009              $ 0.04          $0.03
         Sep. 30, 2009              $ 0.055         $0.02
         Jun. 30, 2009              $ 0.055         $0.02
         Mar. 31, 2009              $ 0.11          $0.04

         Dec. 31, 2008              $ 0.11          $0.06
         Sep. 30, 2008              $ 0.10          $0.06
         Jun. 30, 2008              $ 0.14          $0.06
         Mar. 31, 2008              $ 0.19          $0.08


Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company's common stock will be sustained or grow in the future.

Holders of record

As of March 12, 2011, there were approximately:
     619 shareholders of our common stock; and 10 shareholders of our preferred stock.

The Company feels the actual number of common stock holders may be significantly higher as 2,818,602 common shares are held in street name which is 77.6% of the total common shares outstanding.

Dividends/Distributions

No dividends were declared or distribution of Common Shares made in 2010 or 2009.

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

There were no sales of Regal One Corporation unregistered securities in 2010, 2009, or 2008.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan ("1995 Stock Plan") on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. As of December 31, 2010, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled.

Item 6. SELECTED FINANCIAL DATA

Financial Position as of December 31:

                          2010       2009       2008       2007        2006
                     --------------------------------------------------------
Total assets          $1,521,219  $1,676,604  1,181,256  3,737,770
2,744,472

Total liabilities        $19,465     $41,138     60,528  1,312,870
1,740,977

Net assets            $1,501,754  $1,635,466  1,120,728  2,424,900
1,003,495

Net asset value per
  outstanding share        0.413       0.450      0.308      0.067
0.220

Shares outstanding,    3,633,067   3,633,067  3,633,067  3,633,067
4,633,067

Operating Data for the last five fiscal years ended December 31:

                           2010       2009       2008       2007       2006

Total investment income        $0          0          0          0          0

Total expenses           $165,374   $298,027    314,152    445,596    779,206
Payable settlement gain    63,484
Net operating (loss)     (101,890)  (298,027)  (314,152)  (445,596)
(779,206)

Total tax expense (benefit)    62         $0        800        800        800

Stock Dividends                 0          0          0    653,948          0

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

We are a financial services company which coaches and assists biomedical companies through the use of our network of professionals in listing their securities on over the counter or national exchanges. Typically these services are provided to early stage biomedical companies who can benefit from our network of professionals and other partners. As a result of our clients' early stage of development, they typically have limited resources and compensate us for our services in capital stock. Accordingly, although our primary business is to provide consulting services and not to be engaged, directly or through wholly-owned subsidiaries, in the business of investing, reinvesting, owning, holding or trading in securities, we may nonetheless be considered an investment company as that term is defined in the Investment Company Act of 1940 (1940 Act). In order to lessen the regulatory restrictions associated with the requirements of the 1940 Act, on June 16, 2005 we elected to be treated as a Business Development Company (BDC) in accordance with sections 55 through 65 of the 1940 Act. Results reported prior to 2005 are based on prior operations.

Managerial Assistance

As a business development company we will offer and provide upon request managerial assistance to certain of our portfolio companies. As defined under the 1940 Act, managerial assistance means providing "significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company."

Financial Condition Overview

The Company's total assets were $1,521,219 and its net assets were $1,501,754 at December 31, 2010, compared to $1,676,604 and $1,635,466 at December 31, 2009. Net income including investment and other income changed during the twelve months ended December 31, 2010 to a loss of $(133,711) from a $514,737 gain in 2009. The decrease was mainly attributable to the unrealized losses in stock option investments. Net operating loss (total operating expenses) including a $63,484 gain on a payable settlement for 2010 decreased by $196,285 compared to 2009.

The Company realized a gain of $65,553 on the sale of investment securities was and also had unrealized appreciation in it's current asset investment portfolio of $69,688. The Company sold 30,000 shares of portfolio stock at an investment cost of $1,288. The Company also booked an unrealized loss (decrease) in investments in stock options of $166,500 due to change in accounting procedures using a Black-Scholes investment valuation for stock options. Management changed the data sample used to calculate volatility to include a four year sample annualized from a one year sample used in our prior reports. As a result of this change in method, management believes the volatility input in our calculation will be reduced by looking at a longer time frame period for the data. Refer to our comments under Note 5 to the financial Statements on investments.

During 2010 the Company increased prepaid expenses by $2,221 and increased accounts payable and other accrued expenses by $21,673. Net operating loss before other income was reduced 45% from 2009 to $165,374.

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

Result of Operations for the twelve month periods ending December 31, 2010 and 2009

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared.

Investment Income for the twelve months ended December 31, 2010 and 2009 was $0 and $0, respectively.

Operating Expenses

Our operating expenses consist mostly of fees paid to outside attorneys, consultants, and accountants in connection with the advisory services we provide our clients and to a lesser extent for general overhead.

For the twelve months ended December 31, 2010, operating expenses were $165,374 compared to $298,027 for the twelve month period ended December 31, 2009. The decrease of $132,653 for the twelve month period ended December 31, 2010 as compared to the comparable period of 2009 is primarily attributable to decreases in expenses for outside consultants and general and administrative expenses. The Company plans to decrease its operational expenses in 2011 if no more companies are added to our portfolio.

Net Investment Income/(Loss)

For the twelve months ending December 31, 2010, our Net Investment Loss amounted to $101,890. This compares to a loss of $298,027 for the year ended December 31, 2009. The decreased loss in 2010 is due to decreased legal expenses and a $63,484 gain from an insurance settlement of legal expenses. The 2010 operating expenses consisted primarily of legal fees, professional services and consulting fees.

The Company anticipates our net investment loss will increase upon the addition of more companies to our portfolio, and if we can hold onto the securities of our portfolio companies for long term capital growth. Currently we have been selling the securities in our investment portfolio to finance our operations.

Liquidity and Capital Resources

At December 31, 2010, we had $831,819 in current assets consisting of:
$23,009 in cash, $23,195 in Prepaid Insurance, $1,200 in an Investment deposit for common stock and $784,415 in saleable marketable securities.

For the twelve month period ended December 31, 2010, we satisfied our working capital needs from cash on hand at the beginning of the period, the net proceeds from the sale of marketable securities in the amount of $65,553, and from an insurance settlement gain of $63,484. As of December 31, 2010, the Company's net asset value (Equity) was $1,501,754.

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

Contractual Obligations

                                   Less than   1-3     3-5     More than
                            Total   1 year    years   years     5 years
Insurance financing        $18,920  $18,920      0       0            0

Long Term Debt Obligations     $ 0        0      0       0            0

Total                      $18,920  $18,920      0       0            0

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Responsibility Statement

The management of Regal One Corporation is responsible for the integrity, objectivity, and accuracy of the financial statements of the Company, The financial statements are prepared by the Company in accordance with accounting principles generally accepted in the United States of America, and using management's best estimates and judgments where appropriate. The Financial information presented throughout this Annual Report on Form 10-K is consistent with that in the financial statements.

The management of Regal One Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the direction, supervision, and participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework). Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2010. Item 9A of this Annual Report on Form 10-K contains management's favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework criteria.

Financial Statements and Schedules

The financial statement schedules and notes for Regal One Corporation are annexed in PART IV of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Management's Conclusion Regarding the Effectiveness of Disclosure controls and Procedures

The Company's management, under the direction, supervision, and involvement of the Chief Executive Officer and Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") of the Company. Based on this evaluation, the Chief Executive Officer has concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Company's management, including our Chief Executive Officer and principal financial officers, the Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO-Framework"). Based on the results of this evaluation under the COSO Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules for non-accelerated filers by the Securities and Exchange Commission permiting the company to provide only management's report in this annual report.

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

Item 9B. OTHER INFORMATION

Compensatory Arrangements of Certain Officers

No stock options were issued or stock grants granted during fiscal year 2010. Regal's Chief Executive officer did not receive any salary or other compensation other than direct expense reimbursements.

Departure of Directors or Certain Officers

None in 2010.

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

Name                      Age     Current Position            Position
                                                             Held Since
Charles J. Newman          65     Chairman of the Board,
                                  CEO, CFO, Secretary,
                                  Treasurer, and Director        2008

Dr. Malcolm Currie         83     Director                       1995

Bernard L. Brodkorb        69     Director                       2009

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

There were no committees of the Board of Directors in 2009 or 2010 as the Company did not have sufficient members on the Board that could be classified as independent members. New independent Board members added in 2009 will add their expertise to committees formed to provide oversight of management operations. Refer to the Schedule 14C filed on February 20, 2009 for additional information on new board members nominated in 2009.

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION

For the year ended December 31, 2010 there was no executive or director compensation paid. One director received consulting fees for work performed not related to being a director.


INDEMNIFICATION

As permitted by the provisions of the General Corporation Law of the State of Florida, the Company has the power to indemnify any officer or director who was or is a party to or threatens to become a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative, by reason of the fact that the officer or director of the corporation acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements in defense of any action, suit or proceeding. The Company maintains directors and officers liability insurance which provides protection and coverage for directors and officers.

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

In 2009 Charles J. Newman filed periodic Statement of Changes in Beneficial Ownership on Form 4 and also filed the Annual Statement of Changes in Beneficial Ownership on Form 5. Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required, we believe its executive officers, directors and ten percent (10%) shareholders complied with all
Section 16(a) filing requirements applicable to them through the fiscal year ended December 31, 2010.

EXECUTIVE AND DIRECTOR COMPENSATION

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At the end of fiscal year 2010, there were no outstanding equity awards, unexercised options exercisable or unexercisable, and no equity incentive plan awards that are vested or not vested due to Officers of the Company or outside consultants.

SUMMARY NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2010:

                                                Nonqualified
         Fees Earned              Non-Equity      Deferred
         Or paid in    Stock Option Incentive   Compensation All Other
Name        Cash      Awards Awards Compensation  Earnings  Compensation
Total
-----------------------------------------------------------------------------
--
               0          0       0          0         0          $0.
$0


No additional Director compensation has been authorized for services for the period from January 1, through December 31, 2010 and through the date of this Form 10-K report filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best knowledge of the Company, as of March 31, 2011 with respect to each person known by us to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address                   Common Share          Percent of
of                                 Equivalents          Common Share
Beneficial owner                beneficially owned   Equivalents owned (1)

Charles J. Newman, Officer and Director
P.O. Box 25610
Scottsdale, AZ 85255                     1,044,683            7.66%

Malcolm Currie, Director (2)
11300 W. Olympic Blvd., Suite 800
Los Angeles, California 90064            2,024,200           14.85%

C.B. Family Trust (Richard Babbitt)(3)
10104 Empyrean Way
Los Angeles, California 90067            1,400,000           10.27%

AB Investments LLC (4)
4235 Cornell Road
Agoura, CA 91301                         3,841,500           28.18%

Aaron Grunfeld (5)
10390 Santa Monica Blvd., 4th Floor
Los Angeles, CA 90025-5057               1,200,000            8.80%

Bernard L. Brodkorb, Director
2560 Rice Street
Saint Paul, MN 55113                        47,000            0.34%

Robert B. Kay, Affiliate (6)
P.O. BOX 751477
Las Vegas, NV 89136                      1,270,753            9.32%

All Officers and Directors as a Group    3,115,833           22.86%

(1) Includes (i) 3,633,067 shares of common stock issued and outstanding as of December 31, 2010, and (ii) 10,000,000 maximum common shares upon the conversion of the Series B preferred class, and totals to 13,633,067 fully diluted common share equivalents outstanding. Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 20,242 shares (20.2%) are held by a Director of the Company (Dr. Malcolm Currie, 20,242 shares).

(2) 20,242 Series B preferred shares convertible into 2,024,200 common shares.
(3) 14,000 Series B preferred shares convertible into 1,400,000 common shares.
(4) 38,415 Series B preferred shares convertible into 3,841,500 common shares.
(5) 12,000 Series B preferred shares convertible into 1,200,000 common shares.
(6) 236,453 common shares and 10,343 Series B preferred shares convertible into 1,034,300 common shares.

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

Summarized below are certain transactions and business relationships between Regal One Corporation and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities during the last two fiscal years:

On April 2, 2009 the Compensation Committee approved the renewal of a consulting agreement for Empresario, Inc. in the amount of $15,000 for three months. Ms. Lisa Du Boise is the principal officer of Empresario, Inc. She held a position as Director of Regal for a brief time until she resigned on March 31, 2009.

For the year ended December 31, 2010, Mr. Bernard L. Brodkorb who is a Director of Regal received $64,870 in fee compensation for providing accounting and financial reporting services not related to his duties as a Director of Regal One Corporation. He received $56,400 for these services in 2009 and no compensation for being a Director.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the annual audit of the Company's annual financial statements and reviews of the financial statements for the years ended December 31, 2010 and 2009 were approximately $12,500 and $27,500, respectively.

Audit Related Fees: None

Tax Fees: None.

All Other Fees: None.
The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2010 and 2009 were $0 and $0, respectively.

                              PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this Annual Report on form 10-
K. References to "the Company" in this Exhibit List mean Regal One Corporation, a Florida corporation.

Exhibit
Number      Description

31.1 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350*

*  Filed herewith

Financial Statement Schedules

Financial statements required by Item 15 of this form are filed as a separate part of this report following Part IV:
  Report of Independent Registered Public Accounting Firm               F-1
  Balance Sheets at December 31, 2010 and at December 31, 2009          F-2
  Statement of Investments as of December 31, 2010                      F-3
  Statements of Changes in Net Assets                                   F-4
  Statements of Operations                                              F-5
  Statements of Cash Flows                                              F-6
  Statements of Financial Highlights                                    F-7
  Notes to Financial Statements                                  Pages 39-48

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

Dated: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       NAME                           TITLE                      DATE

/s/ Charles J. Newman      Chief Executive Officer,           April 14, 2011
    Charles J. Newman      Chief Financial Officer, and
                           Chairman of the Board

/s/ Malcolm Currie         Director                           April 14, 2011
    Malcolm Currie

/s/ Bernard L. Brodkorb    Director                           April 14, 2011
    Bernard L. Brodkorb

                                De Joya Griffith & Company, LLC


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Regal One Corporation

We have audited the accompanying balance sheets of Regal One Corporation as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets, and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2010 and 2009, and the results of its operations, changes in net assets, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ De Joya Griffith & Company, LLC
Henderson, Nevada


March 24, 2011

                      PART IV  FINANCIAL STATEMENT SCHEDULES

                                 REGAL ONE CORPORATION
                                     BALANCE SHEETS
                                                   December 31, 2010  December 31,
2009
                                                       (Audited)        (Audited)
                              ASSETS               --------------  -----------------
Assets:
   Cash and cash equivalents                          $   23,009           $   83,715
   Prepaid Insurance                                      23,195               20,974
   Investment deposit                                      1,200                   --
   Marketable securities at fair value                   784,415              716,015
                                                      ----------          -----------
Total Current Assets:                                    831,819              820,704

Investments:
   Investments in non-affiliated portfolio companies   1,473,815            1,571,915
   Less: marketable securities portion                  (784,415)            (716,015)
                                                        --------          -----------
Total investments, net                                   689,400              855,900
                                                        --------          -----------
TOTAL ASSETS                                         $ 1,521,219            1,676,604
                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS
Current liabilities:

   Accounts payable and accrued liabilities           $   19,465           $   41,138
                                                      ----------            ---------
Total Current Liabilities                                 19,465               41,138
                                                      ----------            ---------
Stockholders' Equity:
   Preferred stock, no par value
     Series A - Authorized 50,000 shares,
      0 issued and outstanding at December 31, 2010          --                   --
     Series B - Authorized 500,000 shares, 100,000
      issued and outstanding at December 31, 2010
      and at December 31, 2009                               500                  500

   Common stock, no par value,:
     Authorized 50,000,000 shares; 3,633,067 shares
     issued and outstanding at December 31, 2010
     and at December 31,2009                           8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (6,875,439)          (6,741,727)
                                                      -----------          -----------
  Total Net Assets                                     1,501,754            1,635,466
                                                     -----------           -----------
TOTAL LIABILITIES AND NET ASSETS                     $ 1,521,219         $  1,676,604
                                                    ============           ===========
Net asset value per outstanding share                $     0.413         $      0.450


                See accompanying notes to the financial statements.





                                 REGAL ONE CORPORATION
                                SCHEDULE OF INVESTMENTS
                                   December 31, 2010
                                      (Audited)

Equity Investments:
                                                                    Fair
                        Description      Percent    Carrying Cost   Market
Company                 of Business      Ownership   Investment     Value  Affiliation

Neuralstem, Inc.(CUR)   Biomedical company    1%     $ 15,881 (1)   $784,400      No
Neuralstem Warrant      Biomedical company             50,000 (2)    689,400      No
West America Cash Account                              10,424 (3)     10,424      No
LMP Money Market Trust  Money Market Fund                  15 (4)         15      No
Rampart Detection Systems  Manufacturing                1,200 (5)      1,200      No
                                                    ---------      ---------
      Total Investments                              $ 77,520     $1,485,439

(1) As of December 31, 2010, there were 370,000 Neuralstem shares held reported on a fair value basis valued at the closing market price of $2.12 with no reduction in fair market value applied. 30,000 shares were sold during 2010. All shares held have been recorded as a current asset.

(2) Regal also has a ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of December 31, 2010 using a Black-
Scholes Option Pricing Model, a $689,400 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes and volatility of Neuralstem stock. There is currently no market for Neuralstem options carried as an investment. For 2009 Regal valued the investment at $855,900.

To calculate the December 31, 2010 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:
   Number of shares in option: 1,000,000
   Date option was issued: 9/15/2005
   Term of option in years: 10.0
   Neuralstem Common Stock closing price on 12/31/2010:  2.12
   Annual volatility based on a four year data sample:  68.3266%
   Discount Rate based on Daily Treasury Bills long term rates on 12/31/10: 1.65%
   Management estimated discount applied to fair market value: 10.0%

Management changed the data sample used to calculate volatility in 2010 to a four year sample annualized from a one year sample used in prior reports. As a result of this change management believes the volatility input in our valuation will be reduced by looking at a longer time period for the data. If management had used the same sampling method in 2009 the net result would have been a reduction in volatility changing the valuation of the option on December 31, 2009 to $557,100 compared to the reported valuation of $855,900. This would lower the Company's unrealized gain on the warrant by $298,800 for 2009. This in turn would of raised the unrealized gain on the warrant in 2010 by $298,800 and the Company would of reported an unrealized $132,300 gain rather than the unrealized $166,500 loss as currently reported in this year end Form
10-K financial report. Management believes the new method will produce a more realistic valuation subject to less variation due to market conditions and activity.

(3) The Company had $10,424 in a cash account with a brokerage firm at 12/31/2010.
This amount is included in cash and cash equivalents on the Balance Sheet.

(4) The Company had $15 in a money market fund as of 12/31/2010.

(5) Regal purchased Common Stock valued at cost of $1,200 as an investment in Rampart
Detection Systems Ltd.

            See accompanying notes to the financial statements.


                          REGAL ONE CORPORATION
                    STATEMENTS OF CHANGES IN NET ASSETS

                                              For the        For the
                                             Year Ended     Year Ended
                                             December 31,   December 31,
                                                2010            2009
                                              (Audited)      (Audited)
OPERATIONS:                                   ----------    -----------

Net investment loss from operations          $ (165,374)      (298,027)
Gain on legal expense settlement                 63,484            --
Net realized gain on portfolio securities        65,553        251,413
Net change in unrealized appreciation
  (depreciation) of portfolio securities         69,688       (243,565)
Net Change in unrealized appreciation
  (depreciation) of option investments         (166,500)       805,900
Income tax expense                                  (62)            --
Interest income                                      --             --
Interest (expense)                                 (499)          (984)
                                             ------------   ----------
Net increase (decrease) in net assets
  resulting from operations                     (133,711)      514,737

SHAREHOLDER ACTIVITY:
  Declared dividend                                  --            --

NET INCREASE (DECREASE) IN NET ASSETS           (133,711)      514,737

NET ASSETS:
     Beginning of period                       1,635,465     1,120,728

     End of period                             1,501,754     1,635,466

     Average net assets                        1,568,609     1,378,096

TOTAL NET ASSET VALUE RETURN                      (8.5%)        37.4%
Ratios to average net assets:

     Net expenses                                165,374       298,027
     Net investment gain (loss)                 (133,711)      514,737
     Per share ratio expenses                      4.6%          8.22%
     Per share ratio net investment gain (loss)   (3.7%)         14.2%



           See accompanying notes to the financial statements.



                                    REGAL ONE CORPORATION.
                                  STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31
                                                      2010           2009
                                                   (Audited)      (Audited)
                                 ------------- -------------     ----------

Investment income:                                $      --      $      --

Operating expenses:
 Professional services                               67,775        190,918
 Accounting fees- related party                      64,870         56,400
 Other selling, general and
    administrative expenses                          32,331         50,709
 Penalties and fines expense                            398            --
                                                  ---------       --------
Total Operating expenses                            165,374        298,027
                                                  ---------       --------
Net Operating loss                                 (165,374)      (298,027)
Other income (expense):
 Gain on payable settlements                         63,484            --
                                                  ---------       --------
Net income (loss) before provision
    for income taxes                               (101,890)      (298,027)

Income tax expenses                                      62             --
                                                  ----------       ---------
Net investment loss                                (102,952)      (298,027)
                                                 ----------      ----------

  Net realized gain on portfolio                     65,553        251,413
  Net change in unrealized
    (depreciation) appreciation in
     portfolio company investments                   69,688       (243,565)
  Net change in unrealized appreciation
     in stock options                              (166,500)       805,900
  Interest (expense)                                   (499)          (984)
                                                 ----------      ----------
Net increase (decrease) in net assets
  resulting from operations                     $  (133,711)     $ 514,737
                                                 ==========    ===========

Weighted average number of
      common shares                               3,633,067      3,633,067
Basic earnings per share                           $ (0.037)$      $ 0.142
Weighted average number of
   fully diluted shares (1)                      13,633,067     13,633,067
Diluted earnings per share                         $ (0.037)       $ 0.038
                                                 ==========     ===========

(1) Includes Series B Preferred Shares convertible at 100 for 1.



                See accompanying notes the financial statements.

                                   REGAL ONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                                   For the Years Ended December 31,
                                                            2010          2009
                                                         (Audited)     (Audited)
                                                   ------------------  ----------
Cash flows from operating activities:
Net decrease in net assets from operations             $  (133,711)     514,737
Adjustments to reconcile net increase (decrease)
    in net assets resulting from operating activities:
      Realized gain on sale of marketable securities       (65,553)    (251,413)
      Unrealized decrease (increase) in investments
        in portfolio companies                             (68,400)     243,565
      Unrealized (increase) in investment in options       166,500     (805,900)

      Gain on settlement of liabilities                        --      --
      Impairment of investments                                --        --

Changes in operating assets and liabilities:
      Decrease in due to stockholders and officers             --            --
      Decrease (increase) in prepaid expense               (2,221)       20,177
      Increase (decrease) in accounts payable and
        accrued expenses                                  (21,673)      (19,390)
                                                        ---------       --------
Net cash used in operating activities                    (125,058)     (298,224)

Cash flows from investing activities:
      Increase in investment deposit                      (1,200)           --
      Proceeds from sale of marketable securities         65,553        259,461
                                                        ---------      --------
Net cash provided by investing activities                 64,353        259,461

Cash Flows from financing activities:
      Increase (decrease) in officer loans                    --            --
                                                         ---------     --------
Net cash provided by (used in) financing activities            --           --

Net change in cash                                       (60,705)       (38,763)
Cash at beginning of period                               83,714        122,478
                                                        ---------      --------
Cash at end of period                               $      23,009     $  83,715
                                                     =============    =-========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                     499           985
   Cash paid for income taxes                                  --            --
   Non-Monetary Transactions:
      Unrealized gain (loss) in marketable securities      68,400      (251,613)
      Unrealized gain in stock option valuation          (166,500)      805,900
      Gain on settlement of liabilities                        --
      Dividend payable on 465,430 portfolio company shares     --            --
                                                        ---------   -    -------
      Total non-monetary transactions                $    (98,100)      554,287
                                                      ===========     =========


      See accompanying notes to the financial statements.

                                            F-6


                            REGAL ONE CORPORATION
                      STATEMENTS OF FINANCIAL HIGHLIGHTS
    Per Share Unit Operating Performance
                                              Year Ended      Year Ended
                                             December 31,    December 31,
                                                 2010           2009
                                              (Audited)       (Audited)
                                         ----------------    -----------
OPERATIONS:
Net investment income (loss) from operations     (0.046)        (0.082)
Net realized gain (loss) on portfolio securities  0.018          0.069
Net change in unrealized appreciation
  (depreciation) of portfolio securities          0.019         (0.67)
Net change in unrealized appreciation
  (depreciation) of option investments           (0.046)         0.222
Gain on Legal Expense settlement                  0.017             --
Interest expense                                 (0.00)         (0.00)
                                               ---------       --------
Net increase (decrease) in net assets
  from operations                                (0.037)         0.142

SHAREHOLDER ACTIVITY
    Declared dividend                                --             --
                                               --------        --------
NET INCREASE (DECREASE) IN NET ASSETS         $  (0.037)         0.142

NET ASSET VALUE, BEGINNING OF PERIOD            $ 0.450          0.308

NET ASSET VALUE, END OF PERIOD                  $ 0.413          0.450
                                              =========         =======

TOTAL NET ASSET VALUE RETURN (LOSS)              (8.5%)          37.4%
                                              =========        ========
RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period                   $1,501,754      $1,635,465
                                            ===========     ===========
Ratios to average net assets:
    Net expenses                                 10.5%           21.6%
    Net investment gain (loss)                   (8.5%)          37.4%
    Portfolio turnover rate                      0.080           0.397

      See accompanying notes to the financial statements.

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

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the creation of assets and the liquidation of liabilities in the normal course of business. The Company does not currently generate operating revenue and must liquidate the Company's investment portfolio to provide cash flow for its operations. The Company is actively seeking sources of revenue for its consulting services but does not have contractual obligations now or in the near future to generate revenue. This fact and the declining market value of the portfolio investment stock it owns due to sales of inventory securities and volatile market conditions has raised doubt regarding Regal's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Income Taxes

The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis. Income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Management has established a valuation allowance to reduce deferred tax assets to the amounts expected to be realized in future years.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all marketable securities to be cash equivalents (see Note 2: Cash and Marketable Securities). None of the Company's cash is restricted.

Valuation of Investments (as an Investment Company)

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Codification ("ASC") 820 "Fair Value Measurement and Disclosure". ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC 820 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

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

                                                               Fair
                              Level of      Carrying Cost     Market
Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 15,881       $784,400
West America cash account      Level 1         10,424         10,424
LMP Money Market Trust Fund    Level 1             15             15
Investment Deposit             Level 2          1,200          1,200
Neuralstem Warrant             Level 3   --    50,000        689,400
                                            ---------      ---------
Total Investments                            $ 77,520     $1,485,439

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

Exchange of Non-monetary Assets

In December 2004, the FASB issued ASC 845, "Non-monetary Transaction". ASC 845 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Non-monetary Transactions", provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. ASC 845 eliminates this exception and replaces it with an exception of exchanges of non-monetary assets that do not have commercial substance. ASC 845 became effective for the Company as of July 1, 2005. The Company will apply the requirements of ASC 845 to any future non-monetary exchange transactions.

NOTE 2 - CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and may include instruments with maturities of three months or less at the time of purchase and cash equivalent balances on deposit with investment brokerage firms.

Marketable Securities

As of December 31, 2010, Regal held 370,000 Neuralstem common shares valued at a fair market value of $784,400 as an investment. Of the total shares held at December 31, 2010, all have been recorded as a current asset, which are registered and freely tradable under rule 144. These shares constitute working capital that is available to Regal as of December 31, 2010. Regal also has ten year warrants to purchase 1,000,000 common stock shares containing certain anti-dilution provisions, at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, carried as a long term investment under Other Assets. During 2007, 2008, 2009 and 2010, the Company sold part of its inventory of Neuralstem shares to finance operations and reduce debt.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS   (PLEASE REVIEW AND EDIT)

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 4 - EQUITY TRANSACTIONS

Preferred Stock

The Company's Certificate of Incorporation allows for segregating the preferred stock into separate series. As of December 31, 2010, the Company had authorized 50,000 shares of Series A preferred stock with no shares outstanding. 500,000 shares of Series B convertible preferred stock were authorized and 100,000 shares of Series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class shareholders' voted by a large majority to void the dividend preference. At the option of the holder of Series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to the now outstanding 100,000 shares. As of December 31, 2010, 2009, 2008, 2007 and 2006, no
dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 5 - INVESTMENTS

Neuralstem, Inc.

At December 31, 2010, the Company owned 370,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $784,400 based on the closing market price of the stock. 30,000 shares were sold in 2010 to finance Company operations. These shares are not restricted and are freely tradable.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. Prior to 2009 only a nominal $50,000 value had been assigned to these warrants carried as a long term investment at cost in the Balance Sheet. There is currently no publically traded market for Neuralstem stock Options. The price of the publicly traded common stock is used as an input in the valuation process.

As of December 31, 2010, using a Black-Scholes Option Pricing model, a $689,400 value has been assigned to this warrant including a 10% discount assigned by management due to low trading volume and volatility of Neuralstem common stock Regal recorded a $166,500 unrealized loss on the investment in 2010 due to decreases in the stock price and volatility ratio. Management changed the data sample used to calculate volatility using Black-Sholes to include a four year sample annualized from a one year sample used in our prior reports. As a result of this change in method management believes will reduce the volatility input in our valuation by looking at a longer time period for the data.

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. For 2006 and later reports the Investment Committee of the Board of Directors early adopted the provisions of FAS 157 for valuation of the portfolio and bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of and the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

As of the end of December 31, 2010, the Company did not reduce the valuation of the inventory of portfolio securities included as a current asset on its balance sheet below the market value as of December 31, 2010.

NOTE 6 - INCOME TAXES

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

At December 31, 2010 and 2009, the Company had a federal operating loss carry forward of 2,626,889 and $2,589,991 respectively. Under IRC Section 172(b)(3), the taxpayer elects to relinquish the entire two year carryback period with respect to any regular tax and AMT net operating loss incurred during the current tax year. Regal became a BDC in June 2005. The deferred tax expires in the periods between 2019 to 2030.

The provision for income taxes consisted of the following components for the years ended December 31, 2010 and 2009:

                                            2010          2009
                                         ---------     ----------
   Current:
        Federal                                --           --
        State                                  --           --
   Deferred:                             (1,124,309)  (1,108,516)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

   Deferred tax assets:                     2010          2009
                                        ---------      --------
   Net operating loss carry forward    $1,124,309    $ 1,108,516
                                        ------------   ----------
          Total deferred tax assets    $1,124,309    $ 1,108,516

   Less: Valuation Allowance           (1,124,309)    (1,108,516)
                                       ------------   ----------
    Net Deferred Tax Assets            $      --     $        --

FASB authoritative guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $1,124,309 and $1,108,516,
respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. In assessing the recovery of the deferred tax assets, management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009. Net Deferred Tax Assets are not presented on our Balance Sheets.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:
                                              2010           2009
Federal statutory tax rate                   (34.0)%        (34.0)%
State taxes, net of federal tax benefit       (8.8)%         (8.8)%
Permanent difference and other                42.8           42.8%
Effective tax rate                              0%             0%

NOTE 7 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010 Bernard L. Brodkorb who is a Director of Regal received $64,870 in fee compensation for providing accounting and financial reporting services not related to his duties as a Director of Regal One Corporation and no compensation for his Director duties. In 2009 he received $56,400 for these services and no compensation for being a Director.

NOTE 8 - Legal Proceedings

On April 28, 2009, one of Regal One's shareholders, AB Investments LLC ("ABI"), sued Regal One and a number of its current and former officers and directors in the California Central District Court asserting claims for securities fraud, breach of contract and various torts relating to its claim that Regal One had wrongfully failed to deliver to ABI the stock certificates representing its Regal One stock and the stock certificates representing its dividend of stock in Neuralstem, Inc. Regal One sought to interplead the shares because one of ABI's managing members at the time, Allen Gelbard, had instructed Regal One not to deliver the Neuralstem certificates to ABI until after an internal dispute between the various members of ABI had been resolved. The court dismissed both the securities fraud claims and the interpleader. Mr. Gelbard later filed a motion to intervene in the action (claiming that he was the rightful owner of the stock certificates, rather than ABI), but the court denied Mr. Gelbard's motion to intervene. The parties eventually reached a confidential settlement agreement of all the remaining claims in the action. The court entered a stipulated final judgment and order on February 18, 2010 that required delivery of the stock certificates at issue to ABI and ended the case. The Company complied with the terms of the settlement agreement and court order, delivered the stock certificates to ABI, and considers the case to be closed and settled between all parties.

As of the date of this report and subsequent events, there are no additional material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no other material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 9 - Subsequent Events

Management anticipates a significant unrealized loss in value for the first quarter of 2011 in its investments as the ending closing price of Neuralstem stock at 03-31-2011 was $1.80, a decline of 15% from $2.12 at 12-31-2010. On
April 12, 2011 the closing market price was 1.81. After subtracting the 10,000 shares sold during the first quarter of 2011 management estimates the value of its Neuralstem Inc. common stock investment of 360,000 shares at April 12, 2011 to be at $651,600 compared to $784,400 at December 31, 2010. Our estimated unrealized loss for the first quarter ended March 31, 2011 for the current stock investment will be approximately $132,800.

Likewise the estimated valuation of the Neuralstem warrant investment would carry a value at April 12, 2011 using a Black-Scholes calculation of $517,500 compared to the book value at December 31, 2010 of $689,400, a decline of $171,900 using the closing price on April 12, 2011, a discount rate of 1.66%, volatility of 67.248%, and a 10% management estimated discount.





                                     48
46

1



40