Form 10-Q
period 2011-03-31
REGAL ONE Corp
filed 2011-05-13
CIK 845385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2011

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

As of March 31, 2011, there were 3,633,067 shares of common stock, no par value and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

                            TABLE OF CONTENTS


                   PART I. FINANCIAL INFORMATION
                                                                     PAGE
Item 1. Financial Statements                                         ----
        Balance Sheets                                                F-2
        Schedule of Investments                                       F-3
        Statements of Changes in Net Assets                           F-4
        Statements of Operations                                      F-5
        Statements of Cash Flows                                      F-6
        Statements of Financial Highlights                            F-7
        Notes to Financial Statements                                9-15

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                       16-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk     21

Item 4. Controls and Procedures                                        22

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              23
Item 1A. Risk Factors                                               24-29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    30

Item 3. Defaults upon Senior Securities                                30

Item 4. Submission of Matters to a Vote of Security Holders            30

Item 5. Other Information                                              30

Item 6. Exhibits and Reports on Form 8-K                               30

        Signatures                                                     31

                         PART I  FINANCIAL INFORMATION

                                 REGAL ONE CORPORATION
                                     BALANCE SHEETS
                                                   March 31, 2011   December 31, 2010
                                                      (Unaudited)          (Audited)
                              ASSETS               --------------   -----------------
Assets:
   Cash and cash equivalents                         $    10,097          $    23,009

   Prepaid insurance                                      16,237               23,195
   Investment deposit                                      1,200                1,200
   Marketable securities at fair value                   648,015              784,415
                                                      ----------          -----------
Total current assets:                                    675,549              831,819

Investments:
   Investments in non-affiliated portfolio companies   1,134,915            1,473,815
   Less: marketable securities portion                  (648,015)            (784,415)
                                                        --------          -----------
Total investments, net                                   486,900              689,400
                                                        --------          -----------
TOTAL ASSETS                                         $ 1,162,449          $ 1,521,219
                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS
Current liabilities:

   Accounts payable and accrued liabilities               11,857               19,465
                                                      ----------            ---------
Total current liabilities                                 11,857               19,465
                                                      ----------            ---------
Stockholders' Equity:
   Preferred stock, no par value
     Series A - Authorized 50,000 shares,
      0 issued and outstanding at March 31, 2011
      and December 31, 2010, respectively                     --                   --
     Series B - Authorized 500,000 shares, 100,000
      issued and outstanding at March 31, 2011
      and December 31, 2010, respectively                    500                  500

   Common stock, no par value,:
     Authorized 50,000,000 shares; 3,633,067 shares
     issued and outstanding at March 31, 2011
     and December 31, 2010, respectively               8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (7,226,601)          (6,875,439)
                                                     -----------          -----------
  Total net assets                                     1,150,592            1,501,754
                                                     -----------          -----------
TOTAL LIABILITIES AND NET ASSETS                     $ 1,162,449         $  1,521,219
                                                    ============          ===========
Net asset value per outstanding share                $     0.317         $      0.413

                                   F-2

    The accompanying notes are an integral part of the financial statements.




                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                     March 31, 2011
                                      (Unaudited)

Equity Investments:

                        Description         Percent    Carrying Cost  Discounted
Company                 of Business         Ownership   Investment    Fair Value  Affiliation


Neuralstem, Inc. (CUR)  Biomedical company     1%       $ 15,452  (1)    $648,000      No
Neuralstem, Inc. Warrant                                  50,000  (2)     486,900      No
Rampart Detection Systems Ltd                              1,200  (3)       1,200      No
Money Market Fund                                             15  (4)          15      No
                                                       ---------        ---------
      Total Investments                                 $ 66,667      $ 1,136,115
                                                       =========        =========

(1) At March 31, 2011 there were 360,000 Neuralstem shares held reported on a fair value basis at the closing market price of $1.80 on the OTCBB with no additional reduction in Fair Market
Value applied. 10,000 shares were sold in the first quarter. All common shares held have been recorded as a current marketable securities asset.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of March 31, 2011 using a Black-Scholes Option Pricing model, a
$486,900 value has been assigned to these stock option warrants including a 10% discount assigned by management due to low trading volumes and volatility of Neuralstem stock and there is currently no market for the Neuralstem stock options carried as an investment. For 2008
Regal valued the investment at $50,000. Using the Black-Scholes valuation method, Regal recorded a $202,500 unrealized loss on the investment during the three months ended March 31,
2011.

(3) Regal purchased Common Stock valued at cost of $1,200 as an investment in Rampart
Detection Systems Ltd.

(4) The company had $15 in a money market fund as of 3/31/2011 with a investment brokerage.



F-3

    The accompanying notes are an integral part of the financial statements.








                              REGAL ONE CORPORATION
                        STATEMENTS OF CHANGES IN NET ASSETS

                                             Three Months Ended  Three Months Ended
                                               March 31, 2011      March 31, 2010
                                                 (Unaudited)       (Unaudited)
                                              ---------------    ---------------
OPERATIONS:

Net loss from operations                          $   (32,325)     $  (73,573)
Net realized gain on portfolio securities              20,580          40,182
Net change in unrealized appreciation
  (depreciation) of portfolio securities             (135,971)         63,858
Net change in valuation of stock options             (202,500)          2,700
Income tax expense                                       (800)             --
Interest expense                                         (146)             --
                                                  ------------     ----------
Net increase(decrease) in net assets
 Resulting from operations                           (351,162)         33,167

SHAREHOLDER ACTIVITY:

    Declared dividend                                      --              --

NET INCREASE(DECREASE) IN NET ASSETS                 (351,162)         33,167

NET ASSETS:

     Beginning of period                            1,501,754       1,635,466

     End of period                                  1,150,592       1,668,632

     Average net assets                             1,326,173       1,652,049
                                                    =========       =========

Ratios to average net assets:

     Net operating expenses                             2.4%            4.4%
     Net investment gain(loss)                        (26.5)%           2.0%
     Per share ratio expenses                           0.9%            2.0%
     Per share ratio net investment gain(loss)         (9.7)%           9.0%










                                           F-4
   The accompanying notes are an integral part of the financial statements.



                                    REGAL ONE CORPORATION.
                                  STATEMENTS OF OPERATIONS
                                                     Three Months            Three Months
                                                        Ended                    Ended
                                                     March 31 2011           March 31 2010
                                                      (Unaudited)             (Unaudited)
                                                     -------------          -------------

Investment income:                                       $      --               $     --

Operating expenses:
 Professional services                                       9,947                 51,030
 Accounting fees- related party                             14,100                 14,100
 Other selling, general and administrative expenses          8,278                  7,644
                                                         ---------               ---------
Total operating expenses                                    32,325                 72,774
                                                         ---------               ---------
Net operating loss                                         (32,325)               (72,774)

                                                         ---------                ---------
Net loss before provision for income taxes                 (32,325)               (72,774)
Income tax expenses                                            800                    800
                                                         ---------              ----------
Net investment loss                                        (33,125)               (73,574)
                                                         ---------              ----------
 Net realized gain on portfolio                             20,580                 40,182
  Net change in unrealized (depreciation)
   appreciation in portfolio investments                  (135,971)                63,858
  (Depreciation)appreciation of stock options             (202,500)                 2,700
  Interest expense                                            (146)                    --
                                                         ---------              ----------
Net increase (decrease) in net assets
  resulting from operations                             $ (351,162)              $ 33,167
                                                        ==========              ==========

Weighted average number of
      common shares - basic                              3,633,067              3,633,067
Basic earnings per share                                 $  (0.097)               $ 0.009
Weighted average number of
   fully diluted shares                                 13,633,067             13,633,067
Diluted earnings per share                             $    (0.026)               $ 0.002

                                                        ==========             ==========





       The accompanying notes are an integral part of the financial statements.



                                           Page F-5

                                   REGAL ONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                                  Three Months Ended Three Months Ended
                                                    March 31, 2011       March 31, 2010
                                                      (Unaudited)           (Unaudited)
                                                   ------------------  ----------------
Cash flows from operating activities:
Net increase (decrease) in net assets
   from operations                                      $   (351,162)        $  33,167

Adjustments to reconcile net increase (decrease)
    in net assets resulting from operating activities:
      Realized gain on sale of marketable securities         (20,580)          (40,182)
      Unrealized (gain) loss on short term investments       136,400           (63,858)
      Unrealized (gain) loss on stock option investments     202,500            (2,700)
      Increase in investment deposit                              --            (1,200)

Changes in operating assets and liabilities:
      Decrease in prepaid expense                              6,959             6,140
      Decrease in accounts payable, accrued
        Expenses, and taxes                                   (7,609)          (34,215)
                                                            ---------          --------
Net cash used in operating activities                        (33,492)         (102,848)

Cash flows from investing activities:
      Proceeds from sale of marketable securities             20,580            41,040
                                                           ---------          --------
Net cash provided by investing activities                     20,580            41,040

Net change in cash                                           (12,912)          (61,808)
Cash at beginning of period                                   23,009            83,715
                                                           ---------          --------
Cash at end of period                                   $     10,097        $   21,907
                                                       =============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                              $          --         $       --
                                                         ----------           --------
  Non-Monetary Transactions:
    Unrealized gain (loss) in security investments         (136,400)            63,858
    Unrealized gain (loss) in stock option investment      (202,500)             2,700
                                                      -------------        -----------
Total non-monetary transactions                            (338,900)            66,558
                                                      =============        ===========

      The accompanying notes are an integral part of the financial statements.






                            REGAL ONE CORPORATION
                      STATEMENTS OF FINANCIAL HIGHLIGHTS
                                         Three Months Ended Three Months Ended
                                           March 31, 2011     March 31, 2010
                                            (Unaudited)         (Audited)
                                         ----------------    -------------
  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss from operations            $ (0.009)      $ (0.020)
Net realized gain on portfolio securities         0.006          0.011
Net change in unrealized (depreciation)
   appreciation of portfolio companies           (0.037)         0.018
Net change in unrealized (deprecation)
   appreciation of stock option investment       (0.056)         0.001
                                              ---------      ---------
Total from investment operations                 (0.097)         0.009

SHAREHOLDER ACTIVITY
    Declared dividend                                --             --

                                              =========        =======
NET INCREASE IN NET ASSETS                       (0.097)         0.009
                                              =========        =======
NET ASSETS
    Beginning of period                           0.413          0.450
    End of period                                  .317           .460
                                              =========      =========

TOTAL NET ASSET VALUE RETURN                     (26.5)%          2.0%


RATIOS AND SUPPLEMENTAL DATA:
Ratios to average net assets:
    Net expenses                                   2.4%           4.4%
    Net investment gain (loss)                   (26.5)%          2.0%



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

Basis of Presentation

In 2006, the Company began reporting as a BDC and the attached financial statements for the periods covered by this report have been formatted in conformity with the December 31, 2010 and 2009 financial statements, including the BDC required supplemental schedules, for comparative purposes. The nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company. The Company's financial position and its operating results, cash flows and changes in net assets for the periods covered by this report are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.

It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

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

                              ASC 820                          Fair Market
                              Level of      Carrying Cost      Value as of
Equity Investments:          Investment      Investment     March 31, 2011

Neuralstem, Inc.(CUR)          Level 1       $ 15,452            $ 648,000
Neuralstem Warrant             Level 3         50,000              486,900
Rampart Detection Systems Ltd  Level 1          1,200                1,200
LMP Money Market Trust Fund    Level 1             15                   15
                                            ---------            ---------
Total Investments                             $66,667           $1,136,115

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

Stock Based Incentive Program

ASC 718, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share based payment transactions. The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC
718. There was no stock based compensation for the periods ended March 31, 2011 and March 31, 2010.


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

As of March 31, 2011, Regal held 360,000 Neuralstem shares valued at $648,000. Of the total shares held at March 31, 2011, all have been recorded as a current asset. These shares constitute working capital available to Regal as of March 31, 2011. Regal also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. In the first quarter of 2011, the unrealized loss for this warrant was $202,500 compared to a $414,900 loss recorded the fourth quarter of 2010. This option was priced using fair market valuation. This Neuralstem warrant is carried as a long term investment.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 4 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of March 31, 2011 and at December 31, 2010 are 3,633,067 of no par value common shares.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of March 31, 2011 and December 31, 2010, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the three months ended March 31, 2011 and the year ended December 31, 2010, no dividends have been declared on the Series A or Series B convertible preferred stock.

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

At March 31, 2011, 360,000 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet. Regal One also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in posting an unrealized gain of $466,600 in the first quarter of 2009. In the first quarter of 2011, the unrealized loss was $202,500. This Neuralstem warrant is carried as a long term investment

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions in the first quarter of 2011 included accounting consulting fees of $14,100 paid to Bernard L. Brodkorb who is a Director of Regal One.

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

We were initially incorporated in 1959 as Electro-Mechanical Services Inc. in the state of Florida. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our Board of Directors determined it was in our shareholder's best interest to change the focus of the Company's operation to providing financial services through our network of advisors and professionals. Typically these services are provided to early stage biomedical companies who can benefit from our managerial skills, network of professionals and other partners.

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

Portfolio Investments

During the three months ended March 31, 2011, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments
                                                      Value of Investments
     Name of Company                 Investment      as of March 31, 2011

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $648,000
Neuralstem, Inc.                    Warrants                      486,900
Rampart Detection Systems           Common Stock                    1,200
LMP Money Market Trust Fund         Money Market Fund                  15

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

As of March 31, 2011, the Company holds 360,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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

Financial Condition Overview

The Company's total assets were $1,162,449 and its net assets were $1,150,592 at March 31, 2011, compared to $1,521,219 and $1,501,754, respectively, for the period at December 31, 2010. The changes in total assets during the three months ended March 31, 2011 were primarily attributable to a decrease of $136,400 in unrealized appreciation in marketable securities and a loss of $202,500 in unrealized appreciation in stock option investments. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for the Neuralstem warrant.

The changes in net assets during the three months ended March 31, 2011 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the three month period ending March 31, 2011 vs.
2010.

Operating Expenses

For the three months ended March 31, 2011, operating expenses were $32,325 compared to $72,774 for the comparable period of 2010. The decrease for the three month period ending March 31, 2011 compared to the comparable period of 2010 was primarily due to decreased Professional Services expenses of $41,083.

Net Investment Income/ (Loss)

For the three months ending March 31, 2011, our net investment loss after taxes was $33,125 compared to a loss of $73,574 for the comparable period in 2010. The net change of $40,449 in the three month period ending March 31, 2011 as compared to the comparable period ended March 31, 2010 was attributable to the factors discussed above.

Other increases (decreases) in net assets from investments

For the three months ended March 31, 2011, net assets decreased by $351,162 primarily from the net change in unrealized loss on the value of portfolio securities of $135,971 combined with the unrealized loss of $202,500 in the valuation of the investment warrant. This compares to an unrealized investment gain of $63,858 for the comparable period in 2010 offset by an unrealized gain of $2,700 in a stock option. Refer to the Statements of Operations page F-5.

Liquidity and Capital Resources

At March 31, 2011, we had $675,549 in liquid and semi-liquid current assets mainly consisting of $10,097 in cash, $16,237 in Prepaid Insurance expense, a $1,200 deposit, and $648,015 in saleable marketable securities at fair market value. For the three month period ended March 31, 2011, we primarily satisfied our working capital needs from cash on hand at the beginning of the period which decreased by $12,912. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $6,958.

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of March 31, 2011 held 360,000 shares of Regal's Neuralstem stock. No loans were required during the first quarter of 2011 and no balance is due.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $10,775. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

We Have Historically Lost Money and Losses May Continue in the Future:

Our net operating loss for the 2010 fiscal year was $165,374 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations in which case, the Company could deplete its cash and liquid resources.

The Company's cash expenses are very large relative to its cash flow which requires the Company continually to sell its investment inventory shares. This could result in substantial dilution to our shareholders net equity and our ability to continue in operations should additional capital not be raised:

For the year ended December 31, 2010 the Company had no operating revenues and operating expenses of $165,374. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first three months of 2011, the Company sold 10,000 shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

The Company's common stock is trading at a substantial discount to net asset value:

The following table summarizes the Company's historical approximate net asset value per common share and corresponding stock price:

As of December 31,             2010     2009     2008     2007

      Net Asset Value          $.41    $ .45    $ .31    $ .67

      Stock Price*             $.06    $ .03    $ .11    $ .06

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At March 31, 2011, 99% of the Company's investments asset value resulted from a single portfolio holding.

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

   None during the first quarter of 2011.

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


       Regal One Corporation

       Dated: May 12, 2011
       By:/S/ Charles J. Newman
       Charles J. Newman
       Chief Executive Officer, Chief Financial Officer


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

                         OFFICERS AND DIRECTORS

      Name                   Title                             Date

/s/ Charles J. Newman                                     May 12, 2011
By: Charles J. Newman
   Chief Executive Officer, Chief Financial Officer, and
   Director (Principal Executive Officer)


/s/ Malcolm Currie                                        May 12, 2011
By: Malcolm Currie          Director


/s/ Bernard L. Brodkorb                                   May 12, 2011
By: Bernard L. Brodkorb     Director









                                      31
46

2