Form 10-Q
period 2011-06-30
REGAL ONE Corp
filed 2011-08-15
CIK 845385

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                       EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2011

                    Commission File Number:  814-00710

                    -----------------------------------

                          REGAL ONE CORPORATION

            (Exact name of registrant as specified in its charter)

          Florida                                 95-4158065

(State of incorporation)            (I.R.S. Employer Identification No.)

             P.O. Box 25610 Scottsdale, AZ                   85255

        (Address of principal executive offices)           (Zip Code)

                (Issuer's telephone number)   (310) 312-6888

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

As of June 30, 2011, there were 3,633,067 shares of common stock, no par value and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

------------------------------------------------------------------------------

_______________________________________________________________________________

                            TABLE OF CONTENTS

                   PART I. FINANCIAL INFORMATION

                                                                     PAGE

Item 1. Financial Statements                                         ----

        Balance Sheets                                                F-2

        Schedule of Investments                                       F-3

        Statements of Changes in Net Assets                           F-4

        Statements of Operations                                      F-5

        Statements of Cash Flows                                      F-6

        Statements of Financial Highlights                            F-7

        Notes to Financial Statements                                9-16

Item 2. Management's Discussion and Analysis of Financial Condition and

        Results of Operations                                        17-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk     22

Item 4. Controls and Procedures                                        23

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              24

Item 1A. Risk Factors                                               25-30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    31

Item 3. Defaults upon Senior Securities                                31

Item 4. Submission of Matters to a Vote of Security Holders            31

Item 5. Other Information                                              31

Item 6. Exhibits and Reports on Form 8-K                               31

        Signatures                                                     32

_______________________________________________________________________________

                         PART I  FINANCIAL INFORMATION

                                 REGAL ONE CORPORATION

                                     BALANCE SHEETS

                                                   June 30, 2011   December 31, 2010

                                                       (Unaudited)          (Audited)

                              ASSETS               --------------   -----------------

Assets:

   Cash and cash equivalents                         $     5,350          $    23,009

   Prepaid insurance                                       9,278               23,195

   Investment deposit                                      1,200                1,200

   Marketable securities at fair value                   532,515              784,415

                                                      ----------          -----------

Total current assets:                                    548,343              831,819

Investments:

   Investments in non-affiliated portfolio companies     857,415            1,473,815

   Less: marketable securities portion                  (532,515)            (784,415)

                                                        --------          -----------

Total investments, net                                   324,900              689,400

                                                        --------          -----------

TOTAL ASSETS                                         $   873,243          $ 1,521,219

                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS

Current liabilities:

   Accounts payable and accrued liabilities               24,660               19,465

   Accounts payable – related party                        9,400                   --

                                                      ----------            ---------

Total current liabilities                                 34,060               19,465

                                                      ----------            ---------

Stockholders' Equity:

   Preferred stock, no par value

     Series A - Authorized 50,000 shares,

      0 issued and outstanding at June 30, 2011

      and December 31, 2010, respectively                     --                   --

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at June 30, 2011

      and December 31, 2010, respectively                    500                  500

   Common stock, no par value,:

     Authorized 50,000,000 shares; 3,633,067 shares

     issued and outstanding at June 30, 2011

     and December 31, 2010, respectively               8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (7,538,010)          (6,875,439)

                                                     -----------          -----------

  Total net assets                                       839,183            1,501,754

                                                     -----------          -----------

TOTAL LIABILITIES AND NET ASSETS                     $   873,243         $  1,521,219

                                                    ============          ===========

Net asset value per outstanding share                $     0.231         $      0.413

                                   F-2

    The accompanying notes are an integral part of the financial statements.

___________________________________________________________________________________________________

                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                     June 30, 2011

                                      (Unaudited)

Equity Investments:

                        Description         Percent    Carrying Cost  Discounted

Company                 of Business         Ownership   Investment    Fair Value  Affiliation

Neuralstem, Inc. (CUR)  Biomedical company     1%       $ 15,237  (1)    $532,500      No

Neuralstem, Inc. Warrant                                  50,000  (2)     324,900      No

Rampart Detection Systems Ltd                              1,200  (3)       1,200      No

Money Market Fund                                             15  (4)          15      No

                                                       ---------        ---------

      Total Investments                                 $ 66,452      $   858,615

                                                       =========        =========

(1) At June 30, 2011 there were 355,000 Neuralstem shares held reported on a fair value basis at the closing market price of $1.50 on the OTCBB with no additional reduction in Fair Market Value applied. 10,000 shares were sold in the first quarter. All common shares held have been recorded as a current marketable securities asset.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of June 30, 2011 using a Black-Scholes Option Pricing model, a $324,900 value has been assigned to these stock option warrants including a 10% discount assigned by management due to low trading volumes and volatility of Neuralstem stock and there is currently no market for the Neuralstem stock options carried as an investment. For 2008 Regal valued the investment at $50,000. Using the Black-Scholes valuation method, Regal recorded a $162,000 unrealized loss on the investment during the three months ended June 30, 2011.

(3) Regal purchased Common Stock valued at cost of $1,200 as an investment in Rampart Detection Systems Ltd.

(4) The company had $15 in a money market fund as of 6/30/2011 with a investment brokerage.

F-3

    The accompanying notes are an integral part of the financial statements.

______________________________________________________________________________________________

                              REGAL ONE CORPORATION

                        STATEMENTS OF CHANGES IN NET ASSETS

                                             Six Months Ended  Six Months Ended

                                               June 30, 2011      June 30, 2010

                                                 (Unaudited)       (Audited)

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                          $   (75,697)     $  (106,757)

Net gain on recovery of legal fees                                      63,484

Net realized gain on portfolio securities              30,575           55,558

Net change in unrealized appreciation

  (depreciation) of portfolio securities             (251,256)         222,358

Net change in valuation of stock options             (364,500)         207,900

Income tax expense                                       (800)            (800)

Interest expense                                         (292)             --

                                                  ------------      ----------

Net increase(decrease) in net assets resulting

  from operations                                    (661,971)         441,743

SHAREHOLDER ACTIVITY:

    Declared dividend                                    (600)              --

NET INCREASE(DECREASE) IN NET ASSETS                 (662,571)         441,743

NET ASSETS:

     Beginning of period                            1,501,754        1,635,466

     End of period                                    839,183        2,077,208

     Average net assets                             1,170,469        1,856,337

                                                    =========        =========

Ratios to average net assets:

     Net operating expenses                              3.7%            5.8%

     Net investment gain(loss)                         (56.6)%          23.8%

     Per share ratio expenses                            2.1%            2.9%

     Per share ratio net investment gain(loss)         (18.2)%          12.2%

                                           F-4

   The accompanying notes are an integral part of the financial statements.

______________________________________________________________________________________________

                                    REGAL ONE CORPORATION.

                                  STATEMENTS OF OPERATIONS

                                      Three Months    Three Months   Six Months   Six Months

                                         Ended          Ended           Ended        Ended

                                      June 30 2011    June 30 2010  June 30 2011   June 30 2010

                                       (Unaudited)    (Audited)   (Unaudited)      (Audited)

                                      -------------  -------------  ------------  ------------

Investment income:                     $      --       $     --    $      --       $     --

Operating expenses:

 Professional services                    21,855          9,437       31,802         60,466

 Accounting fees – related party          14,100         14,100       28,200         28,200

 Other selling, general and

 administrative expenses                   7,417         10,447       15,695         18,091

                                        ---------      ---------   ---------      ---------

Total operating expenses                  43,372         33,984       75,697        106,757

                                        ---------      ---------   ---------      ---------

Net operating loss                       (43,372)       (33,984)     (75,697)      (106,757)

Other income

 Gain on recovery of legal fees                          63,484                      63,484

                                        ---------      ---------   ---------      ---------

Net loss before provision

 for income taxes                              0         29,500      (75,697)       (43,273)

Income tax expenses                            0              0          800            800

                                        ---------     ----------   ---------     ----------

Net investment loss                      (43,372)        29,500      (76,497)       (44,073)

                                        ---------     ----------   ---------     ----------

 Net realized gain on portfolio            9,994         15,376       30,575         55,558

  Net change in unrealized

  (depreciation appreciation in

  portfolio investments                 (115,285)       158,500     (251,256)       222,358

  Appreciation of stock options         (162,000)       205,200     (364,500)       207,900

  Interest expense                          (146)            --         (293)            --

                                        ---------     ----------   ---------     ----------

Net increase (decrease) in net assets

  resulting from operations           $ (310,809)     $ 408,576   $ (661,971)     $ 441,743

                                       ==========     ==========  ==========     ==========

Weighted average number of

      common shares - basic            3,633,067      3,633,067    3,633,067      3,633,067

Basic earnings per share               $  (0.086)       $ 0.112       (0.182)       $ 0.122

Weighted average number of

   fully diluted shares               13,633,067     13,633,067   13,633,067     13,633,067

Diluted earnings per share           $    (0.023)       $ 0.030  $    (0.049)       $ 0.032

                                       ==========    ==========   ==========     ==========

       The accompanying notes are an integral part of the financial statements.

                                           Page F-5

___________________________________________________________________________________________________

                                   REGAL ONE CORPORATION

                                  STATEMENTS OF CASH FLOWS

                                                  Six Months Ended   Six Months Ended

                                                    June 30, 2011       June 30, 2010

                                                      (Unaudited)           (Audited)

                                                   ------------------  ----------------

Cash flows from operating activities:

Net increase (decrease) in net assets

   from operations                                      $   (661,971)       $  441,743

Adjustments to reconcile net increase (decrease)

    in net assets resulting from operating activities:

      Realized gain on sale of marketable securities         (30,575)          (55,558)

      Unrealized (gain) loss on short term investments       251,900          (221,500)

      Unrealized (gain) loss on stock option investments     364,500          (207,900)

Changes in operating assets and liabilities:

      Increase in accounts receivable                             --           (63,484)

      Decrease in prepaid expense                             13,917            12,279

      Increase in investment deposit                                            (1,200)

      Decrease in accounts payable/accrued

        expenses                                              13,995           (27,985)

                                                            ---------          --------

Net cash used in operating activities                        (48,234)         (123,605)

Cash flows from investing activities:

      Proceeds from sale of marketable securities             30,575            55,558

                                                           ---------          --------

Net cash provided by investing activities                     30,575            55,558

Net change in cash                                           (17,659)          (68,047)

Cash at beginning of period                                   23,009            83,714

                                                           ---------          --------

Cash at end of period                                   $      5,350        $   15,667

                                                       =============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                              $          --         $       --

                                                         ----------           --------

  Non-Monetary Transactions:

    Unrealized gain (loss) in security investments         (251,900)           221,500

    Unrealized gain (loss) in stock option investment      (364,500)           207,900

                                                      -------------        -----------

Total non-monetary transactions                            (616,400)           429,400

                                                      =============        ===========

      The accompanying notes are an integral part of the financial statements.

                                            F-6

__________________________________________________________________________________________________

                            REGAL ONE CORPORATION

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

                                         Six Months Ended Six Months Ended

                                           June 30, 2011     June 30, 2010

                                            (Unaudited)         (Audited)

                                         ----------------    -------------

  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:

Net investment loss from operations             $ (0.02)      $ (0.029)

Gain on recovery of legal fees                                    .017

Net realized gain on portfolio securities         0.008          0.015

Net change in unrealized (depreciation)

   appreciation of portfolio companies           (0.069)         0.061

Net change in unrealized (deprecation)

   appreciation of stock option investment       (0.100)         0.057

Net income tax expense                          (0.0002)

   (0.0000)

                                              ---------      ---------

Total from investment operations                 (0.182)         0.122

SHAREHOLDER ACTIVITY

    Declared dividend                                --             --

                                              =========        =======

NET INCREASE IN NET ASSETS                       (0.182)         0.122

                                              =========        =======

NET ASSETS

    Beginning of period                           0.413          0.450

    End of period                                  .231          0.572

                                              =========      =========

TOTAL NET ASSET VALUE RETURN                     (56.6)%         23.8%

RATIOS AND SUPPLEMENTAL DATA:

Ratios to average net assets:

    Net expenses                                   2.1%           2.9%

    Net investment gain(loss)                    (18.2)%         12.2%

 The accompanying notes are an integral part of the financial statements.

                                 Page F-7

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

                              ASC 820                          Fair Market

                              Level of      Carrying Cost      Value as of

Equity Investments:          Investment      Investment      June 30, 2011

Neuralstem, Inc.(CUR)          Level 1       $ 15,237            $ 532,500

Neuralstem Warrant             Level 3         50,000              324,900

Rampart Detection Systems Ltd  Level 1          1,200                1,200

LMP Money Market Trust Fund    Level 1             15                   15

                                            ---------            ---------

Total Investments                             $66,452             $858,615

______________________________________________________________________________

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

Stock Based Incentive Program

ASC 718, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share based payment transactions. The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. There was no stock based compensation for the periods ended June 30, 2011 and June 30, 2010.

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

______________________________________________________________________________

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

As of June 30, 2011, Regal held 355,000 Neuralstem shares valued at $532,500. Of the total shares held at June 30, 2011, all have been recorded as a current asset. These shares constitute working capital available to Regal as of June 30, 2011. Regal also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. In the second quarter of 2011, the unrealized loss for this warrant was $162,000 compared to a $202,500 loss recorded the first quarter of 2011. This option was priced using fair market valuation. This Neuralstem warrant is carried as a long term investment.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

______________________________________________________________________________

NOTE 4 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of June 30, 2011 and at December 31, 2010 are 3,633,067 of no par value common shares.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of June 30, 2011 and December 31, 2010, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the six months ended June 30, 2011 and the year ended December 31, 2010, no dividends have been declared on the Series A or Series B convertible preferred stock.

______________________________________________________________________________

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

At June 30, 2011, 355,000 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet. Regal One also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in posting an unrealized gain of $466,600 in the first quarter of 2009. In the second quarter of 2011, the unrealized loss was $162,000. This Neuralstem warrant is carried as a long term investment

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company.

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

As of June 30, 2011 the company has a dividend declared of 300,000 of its

600,000 common share investment in Rampart Detection Systems Ltd. On May 30th, 2011 the company announced that its Board of Directors declared a special dividend of 300,000 shares of Rampart stock to be distributed on a pro rata basis to Regal shareholders of record on June 10,2011. The dividend will be payable and distributed to shareholders after the registration statement for Rampart is declared effective by the SEC. $600 was recorded to dividends payable. Rampart is a Canadian domiciled company. The shares are projected to be distributed in the fourth quarter of 2011.

______________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions in the second quarter of 2011 included accounting consulting fees of $14,100 paid to Bernard L. Brodkorb who is a Director of Regal One.

______________________________________________________________________________

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

______________________________________________________________________________

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

Portfolio Investments

During the six months ended June 30, 2011, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

______________________________________________________________________________

Regal One Corporation Portfolio Investments

                                                      Value of Investments

     Name of Company                 Investment      as of June 30, 2011

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $532,500

Neuralstem, Inc.                    Warrants                      324,900

Rampart Detection Systems           Common Stock                    1,200

LMP Money Market Trust Fund         Money Market Fund                  15

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

As of June 30, 2011, the Company holds 355,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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

______________________________________________________________________________

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

______________________________________________________________________________

Financial Condition Overview

The Company's total assets were $873,243 and its net assets were $839,183 at June 30, 2011, compared to $1,521,219 and $1,501,754, respectively, for the period at December 31, 2010. The changes in total assets during the six months ended June 30, 2011 were primarily attributable to a decrease of $251,256 in unrealized depreciation in marketable securities and a loss of $364,500 in unrealized depreciation in stock option investments. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for the Neuralstem warrant.

The changes in net assets during the six months ended June 30, 2011 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the six month period ending June 30, 2011 vs. 2010.

Operating Expenses

For the six months ended June 30, 2011, operating expenses were $75,697 compared to $ 106,757 for the comparable period of 2010. The decrease for the six month period ending June 30, 2011 compared to the comparable period of 2010 was primarily due to decreased Professional Services expenses of $28,664.

Net Investment Income/ (Loss)

For the six months ending June 30, 2011, our net investment loss after taxes was $76,497 compared to a loss of $44,073 for the comparable period in 2010. The net change of $32,424 in the six month period ending June 30, 2011 as compared to the comparable period ended June 30, 2010 was attributable to the factors discussed above.

Other increases (decreases) in net assets from investments

For the six months ended June 30, 2011, net assets decreased by $661,971 primarily from the net change in unrealized loss on the value of portfolio securities of $251,256 combined with the unrealized loss of $364,500 in the valuation of the investment warrant. This compares to an unrealized investment gain of $222,358 for the comparable period in 2010 accompanied by an unrealized gain of $207,900 in a stock option. Refer to the Statements of Operations page F-5.

______________________________________________________________________________

Liquidity and Capital Resources

At June 30, 2011, we had $548,343 in liquid and semi-liquid current assets mainly consisting of $5,350 in cash, $9,278 in Prepaid Insurance expense, a $1,200 deposit, and $532,515 in saleable marketable securities at fair market value. For the six month period ended June 30, 2011, we primarily satisfied our working capital needs from cash on hand at the beginning of the period which decreased by $17,659 along with the sale of marketable securities in the amount of $30,575. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $13,917.

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of June 30, 2011 held 355,000 shares of Regal's Neuralstem stock. No loans were required during the first quarter of 2011 and no balance is due.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $8,050. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

______________________________________________________________________________

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

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

______________________________________________________________________________

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

For the year ended December 31, 2010 the Company had no operating revenues and operating expenses of $165,374. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first six months of 2011, the Company sold 15,000 shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

______________________________________________________________________________

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At June 30, 2011, 99% of the Company's investments asset value resulted from a single portfolio holding.

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

______________________________________________________________________________

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

______________________________________________________________________________

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   None

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None during the second quarter of 2011.

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

      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.       [X]

32.1 Certification of Principal Executive Officer

     Pursuant to 18 U.S.C Section 1350.                                [X]

Form 8-K Reports filed during the quarter

The company filed Form 8-K on May 31, 2011 to report a distribution via dividend of one half of its 600,000 share holding of common stock in Rampart Detection Systems, Ltd and retain 300,000 shares in inventory. Regal One will also pay a total of $15,000 in registration-related legal fees on behalf of Rampart. As of June 30, 2011 the company has a dividend declared of 300,000 of its 600,000 common share investment in Rampart Detection Systems Ltd. On May 31st, 2011 the company announced that its Board of Directors declared a special stock dividend of 300,000 shares of Rampart to be distributed on a pro rata basis to Regal shareholders of record on June 10,2011. The dividend will be payable and distributed to shareholders after the registration statement for Rampart is declared effective by the SEC. $600 was recorded to dividends payable. Rampart is a Canadian domiciled company. The shares are projected to be distributed in the fourth quarter of 2011.

______________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Regal One Corporation

       Dated: July 18, 2011

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

/s/ Charles J. Newman                                     July 18, 2011

By: Charles J. Newman

   Chief Executive Officer, Chief Financial Officer, and

   Director (Principal Executive Officer)

/s/ Malcolm Currie                                        July 18, 2011

By: Malcolm Currie          Director

/s/ Bernard L. Brodkorb                                   July 18, 2011

By: Bernard L. Brodkorb     Director

______________________________________________________________________________