Form 10-Q
period 2011-09-30
REGAL ONE Corp
filed 2011-11-18
CIK 845385

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                       EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2011

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

As of November 18, 2011, there were 3,633,067 shares of common stock, no par value and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

------------------------------------------------------------------------------

                                       1


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

                                       2


                         PART I  FINANCIAL INFORMATION

<table> <caption>

                                 REGAL ONE CORPORATION

                                     BALANCE SHEETS

<c>                                                <c>              <c>

                                               September 30, 2011   December 31, 2010

                                                       (Unaudited)          (Audited)

                              ASSETS               --------------   -----------------

Assets:

   Cash and cash equivalents                         $     3,488          $    23,009

   Prepaid insurance                                       2,320               23,195

   Investment deposit                                      1,200                1,200

   Marketable securities at fair value                   461,515              784,415

                                                      ----------          -----------

Total current assets:                                    468,523              831,819

Investments:

   Investments in non-affiliated portfolio companies     682,215            1,473,815

   Less: marketable securities portion                  (461,515)            (784,415)

                                                        --------          -----------

Total investments, net                                   220,500              689,400

                                                        --------          -----------

TOTAL ASSETS                                         $   689,023          $ 1,521,219

                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS

Current liabilities:

   Accounts payable and accrued liabilities               33,746               19,465

   Accounts payable- related party                         4,700                   --

   Notes payable – officer                                    --                   --

   Principal shareholder

                               32,500                   --

   Loan interest payable-officers                            364                   --

                                                      ----------            ---------

Total current liabilities                                 71,310               19,465

                                                      ----------            ---------

Stockholders' Equity:

   Preferred stock, no par value

     Series A - Authorized 50,000 shares,

      0 issued and outstanding at September 30, 2011

      and December 31, 2010, respectively                     --                   --

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at September 30, 2011

      and December 31, 2010, respectively                    500                  500

   Common stock, no par value,:

     Authorized 50,000,000 shares; 3,633,067 shares

     issued and outstanding at September 30, 2011

     and December 31, 2010, respectively               8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Accumulated deficit                                (7,759,480)          (6,875,439)

                                                     -----------          -----------

  Total net assets                                       617,713            1,501,754

                                                     -----------          -----------

TOTAL LIABILITIES AND NET ASSETS                     $   689,023         $  1,521,219

                                                    ============          ===========

Net asset value per outstanding share                $     0.170         $      0.413

    The accompanying notes are an integral part of the financial statements.

</table>


<table> <caption>

                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                  September 30, 2011

                                     (Unaudited)

<c>                     <c>                <c>         <c>            <c>         <c>

Equity Investments:

                        Description         Percent    Carrying Cost  Discounted

Company                 of Business         Ownership   Investment    Fair Value  Affiliation

Neuralstem, Inc. (CUR)  Biomedical company     1%       $ 15,237  (1)    $461,500      No

Neuralstem, Inc. Warrant                                  50,000  (2)     220,500      No

Rampart Detection Systems Ltd                              1,200  (3)       1,200      No

Money Market Fund                                             15  (4)          15      No

                                                       ---------        ---------

      Total Investments                                 $ 66,452      $   683,215

                                                       =========        =========

(1) At September 30, 2011 there were 355,000 Neuralstem shares held reported on a fair value basis at the closing market price of $1.30 on the OTCBB with no additional reduction in Fair Market Value applied. 10,000 shares were sold in the first quarter. All common shares held have been recorded as a current marketable securities asset.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of June 30, 2011 using a Black-Scholes Option Pricing model, a $220,500 value has been assigned to these stock option warrants including a 10% discount assigned by management due to low trading volumes and volatility of Neuralstem stock and there is currently no market for the Neuralstem stock options carried as an investment. For 2008 Regal valued the investment at $50,000. Using the Black-Scholes valuation method, Regal recorded a $104,400 unrealized loss on the investment during the three months ended September 30, 2011.

(3) Regal purchased Common Stock valued at cost of $1,200 as an investment in Rampart Detection Systems Ltd.

(4) The company had $15 in a money market fund as of 9/30/2011 with a investment brokerage.

    The accompanying notes are an integral part of the financial statements.




<table>

<caption>

                              REGAL ONE CORPORATION

                        STATEMENTS OF CHANGES IN NET ASSETS

                                             <c>               <c>

                                             Nine Months Ended  Nine Months Ended

                                            September 30, 2011 September 30, 2010

                                                 (Unaudited)       (Unaudited)

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                         $   (121,256)     $  (139,273)

Net gain on recovery of legal fees                                      63,484

Net realized gain on portfolio securities              30,575           55,558

Net change in unrealized appreciation

  (depreciation) of portfolio securities             (322,256)         229,858

Net change in valuation of stock options             (468,900)         248,400

Income tax expense                                       (800)            (850)

Interest expense                                         (802)             --

                                                  ------------      ----------

Net increase(decrease) in net assets resulting

  from operations                                    (883,440)         457,177

SHAREHOLDER ACTIVITY:

    Declared dividend                                    (600)              --

NET INCREASE(DECREASE) IN NET ASSETS                 (884,040)         457,177

NET ASSETS:

     Beginning of period                            1,501,754        1,635,466

     End of period                                    617,714        2,092,643

     Average net assets                             1,059,734        1,864,055

                                                    =========        =========

Ratios to average net assets:

     Net operating expenses                              11.4%            7.5%

     Net investment gain(loss)                          (83.4)%          24.5%

     Per share ratio expenses                             1.3%            3.8%

     Per share ratio net investment gain(loss)          (24.3)%          12.6%

   The accompanying notes are an integral part of the financial statements.

</table>


<table>

<caption>

                                    REGAL ONE CORPORATION.

                                  STATEMENTS OF OPERATIONS

<c>                                                <c>                   <c>

                                      Three Months    Three Months  Nine Months   Nine Months

                                         Ended          Ended           Ended        Ended

                                      Sept 30, 2011  Sept 30, 2010 Sept 30, 2011 Sept 30, 2010

                                       (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)

                                      -------------  -------------  ------------  ------------

Investment income:                     $      --       $     --    $      --       $     --

Operating expenses:

 Professional services                    20,105         10,360       51,907         62,355

 Acctng fees- related party               16,350         14,100       44,550         50,770

 Other selling, general and

 administrative expenses                   8,804          8,056       24,499         26,148

 Penalties and fines

                  300             --          300             --

                                        ---------      ---------   ---------      ---------

Total operating expenses                  45,559         32,516      121,256        139,273

                                        ---------      ---------   ---------      ---------

Net operating loss                       (45,559)       (32,516)    (121,256)      (139,273)

Other income

 Gain on recovery of legal fees                --             --          --         63,484

                                        ---------      ---------   ---------      ---------

Net loss before provision

 for income taxes                             --        (32,516)    (121,256)       (75,789)

Income tax expenses                           --             50          800            850

                                        ---------     ----------   ---------     ----------

Net investment loss                      (45,559)       (32,566)    (122,056)       (76,639)

                                        ---------     ----------   ---------     ----------

 Net realized gain on portfolio                --             --      30,575         55,558

  Net change in unrealized

  (depreciation appreciation in

  portfolio investments                  (71,000)         7,500     (322,256)       229,858

  Appreciation of stock options         (104,400)        40,500     (468,900)       248,400

  Interest expense                          (510)            --         (802)            --

                                        ---------     ----------   ---------     ----------

Net increase (decrease) in net assets

  resulting from operations           $ (221,470)     $  15,434   $ (883,440)     $ 457,177

                                       ==========     ==========  ==========     ==========

Weighted average number of

      common shares - basic            3,633,067      3,633,067    3,633,067      3,633,067

Basic earnings per share               $  (0.061)       $ 0.004       (0.243)       $ 0.126

Weighted average number of

   fully diluted shares               13,633,067     13,633,067   13,633,067     13,633,067

Diluted earnings per share           $    (0.016)       $ 0.001  $    (0.065)       $ 0.034

                                       ==========    ==========   ==========     ==========

       The accompanying notes are an integral part of the financial statements.

</table>


<table>

<caption>

                                   REGAL ONE CORPORATION

                                  STATEMENTS OF CASH FLOWS

<c>                                                <c>                 <c>

                                                  Nine Months Ended   Nine Months Ended

                                                 September 30, 2011  September 30, 2010

                                                      (Unaudited)         (Unaudited)

                                                   ------------------  ----------------

Cash flows from operating activities:

Net increase (decrease) in net assets

   from operations                                      $   (883,440)       $  457,177

Adjustments to reconcile net increase (decrease)

    in net assets resulting from operating activities:

      Realized gain on sale of marketable securities         (30,575)          (55,558)

      Unrealized (gain) loss on short term investments       322,900          (229,000)

      Unrealized (gain) loss on stock option investments     468,900          (248,400)

      )

Changes in operating assets and liabilities:

      Increase in accounts receivable                             --                --

      Decrease in prepaid expense                             20,876            18,419

      Increase in investment deposit                                            (1,200)

      Decrease in accounts payable/accrued

        expenses                                              13,680           (28,067)

      Increase in accounts payable- related party              4,700

           --

      Increase in State income tax liability                     800                --

      Increase in loan interest payable-officers                 363                --

                                                            ---------          --------

Net cash used in operating activities                        (82,596)          (86,629)

Cash flows from investing activities:

      Proceeds from sale of marketable securities             30,575            55,558

                                                           ---------          --------

Net cash provided by investing activities                     30,575            55,558

Cash flows from financing activities

      Increase in officer loan

               32,500                --

                                                           ---------          --------

Net cash provided by financing activities                     32,500                --

Net change in cash                                           (19,521)          (31,071)

Cash at beginning of period                                   23,009            83,715

                                                           ---------          --------

Cash at end of period                                   $      3,488        $   52,644

                                                       =============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                              $          --         $       --

                                                         ----------           --------

  Non-Monetary Transactions:

    Unrealized gain (loss) in security investments         (322,900)           229,000

    Unrealized gain (loss) in stock option investment      (468,900)           248,400

                                                      -------------        -----------

Total non-monetary transactions                            (791,800)           477,400

                                                      =============        ===========

      The accompanying notes are an integral part of the financial statements.

<table>

<caption>

                            REGAL ONE CORPORATION

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

<c>                                       <c>               <c>

                                         Nine Months Ended Nine Months Ended

                                        September 30, 2011 September 30, 2010

                                            (Unaudited)       (Unaudited)

                                         ----------------    -------------

  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:

Net investment loss from operations           $ (0.0330)      $ (0.038)

Gain on recovery of legal fees                                    .017

Net realized gain on portfolio securities        0.0080          0.015

Net change in unrealized (depreciation)

   appreciation of portfolio companies          (0.0890)         0.063

Net change in unrealized (deprecation)

   appreciation of stock option investment      (0.1300)         0.068

Net income tax expense                          (0.0002)

                                              ---------      ---------

Total from investment operations                 (0.243)         0.126

SHAREHOLDER ACTIVITY

    Declared dividend                                --             --

                                              =========        =======

NET INCREASE IN NET ASSETS                       (0.244)         0.126

                                              =========        =======

NET ASSETS

    Beginning of period                           0.413          0.450

    End of period                                  .170          0.576

                                              =========      =========

TOTAL NET ASSET VALUE RETURN                     (56.6)%          24.5%

RATIOS AND SUPPLEMENTAL DATA:

Ratios to average net assets:

    Net expenses                                  11.4%            7.5%

    Net investment gain(loss)                    (83.7)%          24.5%

 The accompanying notes are an integral part of the financial statements.

</table>


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


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


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

<table> <caption>

<c>                       <c>          <c>             <c>

                              ASC 820                          Fair Market

                              Level of      Carrying Cost      Value as of

Equity Investments:          Investment      Investment      Sept 30, 2011

Neuralstem, Inc.(CUR)          Level 1       $ 15,237            $ 461,500

Neuralstem Warrant             Level 3         50,000              218,700

Rampart Detection Systems Ltd  Level 1          1,200                1,200

LMP Money Market Trust Fund    Level 1             15                   15

                                            ---------            ---------

Total Investments                             $66,452             $681,415

</table>


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

Stock Based Incentive Program

ASC 718, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share based payment transactions. The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. There was no stock based compensation for the periods ended September 30, 2011 and September 30, 2010.

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


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

As of September 30, 2011, Regal held 355,000 Neuralstem shares valued at $461,500. Of the total shares held at September 30, 2011, all have been recorded as a current asset. These shares constitute working capital available to Regal as of September 30, 2011. Regal also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. In the third quarter of 2011, the unrealized loss for this warrant was $104,400 compared to a $414,900 loss recorded the fourth quarter of 2010. This option was priced using fair market valuation. This Neuralstem warrant is carried as a long term investment.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.


NOTE 4 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of September 30, 2011 and at December 31, 2010 are 3,633,067 of no par value common shares.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of September 30, 2011 and December 31, 2010, the Company had authorized 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the nine months ended September 30, 2011 and the year ended December 31, 2010, no dividends have been declared on the Series A or Series B convertible preferred stock.


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

At September 30, 2011, 355,000 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet. Regal One also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in posting an unrealized gain of $466,600 in the first quarter of 2009. In the third quarter of 2011, the unrealized loss was $104,400. This Neuralstem warrant is carried as a long term investment

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company.

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


NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions in the third quarter of 2011 included accounting, consulting and SEC filing fees of $16,350 paid to Bernard L. Brodkorb who is a Director of Regal One.

There were two notes payable-officer totaling $32,500 created for equivalent advanced funds by an officer of the Company during the quarter ended September 30, 2011. These notes are collateralized by 50,000 Neuralstem common stock shares owned by the Company. The notes both bear interest at the rate of 6% per annum and are both payable on or before December 31, 2011. These notes have accrued interest due on them at September 30, 2011 in the amount of $363 and are classifies as a current liability on the balance sheet of the Company.

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


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

Portfolio Investments

During the nine months ended September 30, 2011, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:


Regal One Corporation Portfolio Investments

                                                      Value of Investments

     Name of Company                 Investment      as of Sept 30, 2011

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $461,500

Neuralstem, Inc.                    Warrants                      220,500

Rampart Detection Systems           Common Stock                    1,200

LMP Money Market Trust Fund         Money Market Fund                  15

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

As of September 30, 2011, the Company holds 355,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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


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


Financial Condition Overview

The Company's total assets were $689,023 and its net assets were $617,714 at September 30, 2011, compared to $1,521,219 and $1,501,754, respectively, for the period at December 31, 2010. The changes in total assets during the nine months ended September 30, 2011 were primarily attributable to a decrease of $322,900 in unrealized appreciation in marketable securities and a loss of $468,900 in unrealized appreciation in stock option investments. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for the Neuralstem warrant.

The changes in net assets during the nine months ended September 30, 2011 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the nine month period ending September 30, 2011 vs. 2010.

Operating Expenses

For the nine months ended September 30, 2011, operating expenses were $121,256 compared to $ 139,273 for the comparable period of 2010. The decrease for the nine month period ending September 30, 2011 compared to the comparable period of 2010 was primarily due to decreased Professional Services expenses of $16,668.

Net Investment Income/ (Loss)

For the nine months ending September 30, 2011, our net investment loss after taxes was $122,056 compared to a loss of $76,639 for the comparable period in 2010. The net change of $45,417 in the nine month period ending September 30, 2011 as compared to the comparable period ended September 30, 2010 was attributable to the factors discussed above plus a $63,484 gain on payable settlement in the third quarter of 2010.

Other increases (decreases) in net assets from investments

For the nine months ended September 30, 2011, net assets decreased by $884,040 primarily from the net change in unrealized loss on the value of portfolio securities of $322,256 combined with the unrealized loss of $468,900 in the valuation of the investment warrant. This compares to an unrealized investment gain of $229,858 for the comparable period in 2010 accompanied by an unrealized gain of $248,400 in a stock option. Refer to the Statements of Operations page F-5.


Liquidity and Capital Resources

At September 30, 2011, we had $468,523 in liquid and semi-liquid current assets mainly consisting of $3,488 in cash, $2,320 in Prepaid Insurance expense, a $1,200 deposit, and $461,515 in saleable marketable securities at fair market value. For the nine month period ended September 30, 2011, we primarily satisfied our working capital needs from cash on hand at the beginning of the period which decreased by $1,862 plus shareholder notes of $32,500. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $6,958.

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of September 30, 2011 held 355,000 shares of Regal's Neuralstem stock. No loans were required during the first quarter of 2011 and no balance is due.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $13,158,. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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


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

For the year ended December 31, 2010 the Company had no operating revenues and operating expenses of $165,374. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first nine months of 2011, the Company sold 15,000 shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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


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


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


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


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


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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At September 30, 2011, 99% of the Company's investments asset value resulted from a single portfolio holding.

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


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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   None

Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   Board members and loan agreement during the third quarter of 2011.

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


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Regal One Corporation

       Dated: November 18, 2011

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

/s/ Charles J. Newman                                     November 18, 2011

By: Charles J. Newman

   Chief Executive Officer, Chief Financial Officer, and

   Director (Principal Executive Officer)

/s/ Malcolm Currie                                        November 18, 2011

By: Malcolm Currie          Director

/s/ Bernard L. Brodkorb                                   November 18, 2011

By: Bernard L. Brodkorb     Director

