Form 10-K
period 2011-12-31
REGAL ONE Corp
filed 2012-04-16
CIK 845385

                                 UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2011

                     Commission File Number 814-00710

                           REGAL ONE CORPORATION

             (Exact name of Registrant as specified in its charter)

          Florida                                 95-4158065

(State or other jurisdiction of       (I.R.S. employer identification No.)

incorporation or organization)

P.O. Box 25610,

Scottsdale, AZ                                    85255-0110

(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code: (310) 312-6888

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                        Name of Each Exchange on

                                               Which Registered

Common Stock, par value $.001 per share        OTC Pink Sheets

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

    Large accelerated filer  []      Accelerated filer []

    Non Accelerated filer    [X]     Smaller Reporting Company []

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [] No [X]

As of December 31, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $138,296 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity on the OTCBB, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of April 13, 2012, there were: 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

                                  TABLE OF CONTENTS

                                                                        Page

                                    PART I

ITEM 1.     Business                                                       4

Item 1A.    Risk Factors                                                 9-16

Item 2.     Properties                                                    17

Item 3.     Legal Proceedings                                             17

Item 4.     Submission of Matters to a Vote of Security Holders           17

                                    PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder

              Matters and Issuer Purchases of Equity Securities           18

Item 6.     Selected Financial Data                                       20

Item 7.     Management's Discussion and Analysis of Financial Condition

                And Results of Operations                                 21

Item 7A.    Quantitative an Qualitative Disclosures About Market Risk     25

Item 8.     Financial Statements and Supplementary Data                   25

Item 9.     Changes in and Disagreements with Accountants on Accounting

                And Financial Disclosure                                  26

Item 9A.    Controls and Procedures                                       26

Item 9B.    Other Information                                             27

                                   PART III

Item 10.    Directors, Executive Officers and Corporate Governance        28

Item 11.    Executive and Director Compensation                           29

Item 12.    Security Ownership of Certain Beneficial Owners and

                 Management and Related Stockholder Matters               31

Item 13.    Certain Relationships and Related Transactions, and Director

                 Independence                                             32

Item 14.    Principal Accountant Fees and Services                        32

                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules                    33

Signatures                                                                34

Report of Independent Registered Public Accounting Firm                   F1

Financial Statement Schedules                                          F2-F7

Notes to Financial Statements                                          35-44

                                  PART I

FORWARD LOOKING STATEMENTS

This annual report contains statements, referred to as "forward-looking statements", "within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analysis we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as "believe", "expect", "seek", "estimate", "anticipate", "intend", "plan", "budget", "project", "may likely result", "may be", "may continue" and other similar expressions. When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including but not limited to:

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


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


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

                                                      Carrying Value

Name of Company                 Investment          of Investment as of

                                                       Dec. 31, 2011

Neuralstem, Inc. (OTCBB: CUR)     Common Stock            $  338,233

Neuralstem, Inc.                  Warrant                     95,400  (1)

Western Asset Money Market Fund   Money Market Fund               15

West America Securities           Cash Account                     0

Rampart Detections Systems Ltd.   Common Stock                 1,200  (2)

                                                        -----------

Total                                                       $434,848

See also Schedule F-3 Schedule of Investments and Note 5 Investments in Notes to Financial Statements.

1.) At December 31, 2011, we held 350,500 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of $5.00 per share.

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


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


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


Item 1A. RISK FACTORS

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

The Company Has Historically Lost Money and Losses May Continue in the Future:

Except for 2009 when the Company booked a net operating gain of $514,737 including an unrealized appreciation in value of our stock option investment of $805,900, the Company has historically lost money. For the year ended December 31, 2011 the Company had a net operating loss of $125,446 excluding our realized and unrealized income from investments. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations and future losses are likely to occur.

The company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,007,551 at December 31, 2011. The net loss from operating activities was $125,446 for the twelve month period ended December 31, 2011 compared to a net loss of $101,890 for the same period last year. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern depends upon obtaining sufficient financing to maintain adequate liquidity until such time as operations produce positive cash flow. However, there can be no assurance these actions will be successful.

The accompanying condensed financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

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

For years ended December 31, 2011 and December 31, 2010 the Company had no operating revenues and had operating expenses of $125,446 and $165,374 respectively. Consequently, the Company was required to sell shares of the Company's inventory of investment common stock to raise the cash necessary to pay ongoing expenses. Net proceeds income from the sale of securities in 2011 amounted to $35,815. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in net asset value for the Company's stockholders. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

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


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


The Company's common stock is trading at a substantial discount to net asset value:

The following summarizes the Company's approximate net asset value per common share and corresponding stock price:

As of December 31,            2011      2010     2009      2008      2007

Net Asset Value              $0.10     $0.41    $0.45     $0.31     $0.67

Stock Price*                  0.06      0.06     0.03      0.11      0.06

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

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements:

Our common stock is currently traded on the Over the Counter Pink Sheets under the symbol (RONE) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTC Pink Sheet stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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


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


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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At December 31, 2011, 94% of the Company's asset value resulted from a single portfolio holding.

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


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


Item 2. PROPERTIES

The Company does not own any real estate or other physical properties materially important to our operation. Our offices are located at 10002 E. Calle De Las Brisas, Scottsdale, AZ  85255. The primary purpose of our office is to have a physical location at which to receive mail. Our part-time employee and consultants work from virtual offices. We believe the use of virtual offices will be adequate for our present business needs.

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


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

         Quarter Ending          Quarterly High  Quarterly Low

         Dec. 30, 2011              $ 0.06          $0.06

         Sep. 30, 2011              $ 0.0634        $0.0634

         Jun. 30, 2011              $ 0.15          $0.15

         Mar. 31, 2011              $ 0.081         $0.081

         Dec. 31, 2010              $ 0.06          $0.03

         Sep. 30, 2010              $ 0.06          $0.03

         Jun. 30, 2010              $ 0.10          $0.06

         Mar. 31, 2010              $ 0.10          $0.03

         Dec. 31, 2009              $ 0.04          $0.03

         Sep. 30, 2009              $ 0.055         $0.02

         Jun. 30, 2009              $ 0.055         $0.02

         Mar. 31, 2009              $ 0.11          $0.04

Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company's common stock will be sustained or grow in the future.

Holders of record

As of February 15, 2012, there were approximately:

     621 shareholders of our common stock; and

     5 shareholders of our preferred stock.

The Company feels the actual number of common stock holders may be significantly higher as 2,818,602 common shares are held in street name which is 77.6% of the total common shares outstanding.

Dividends/Distributions

On May 31, 2011 the Board of Directors declared a liquidating dividend in which 300,000 shares of Rampart Detection Systems LTD common stock held as investment would be distributed to shareholders of record on June 10, 2011.  The liquidation value of this dividend distribution was $0.00017 per share. No dividends were declared or distribution of Common Shares made in 2010.


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

There were no sales of Regal One Corporation unregistered securities in 2011, 2010, or 2009.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan ("1995 Stock Plan") on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. As of December 31, 2011, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled.


Item 6. SELECTED FINANCIAL DATA

Financial Position as of December 31:

                          2011       2010       2009       2008        2007

                     --------------------------------------------------------

Total assets          $  460,662  $1,521,219  1,676,604  1,181,256  3,737,770

Total liabilities        $91,020     $19,465     41,138     60,528  1,312,870

Net assets            $  369,643  $1,501,754  1,635,466  1,120,728  2,424,900

Net asset value per

  outstanding share        0.102       0.413      0.450      0.308      0.067

Shares outstanding,    3,633,067   3,633,067  3,633,067  3,633,067  3,633,067

Operating Data for the last five fiscal years ended December 31:

                           2011       2010       2009       2008       2007

Total investment income        $0          0          0          0          0

Total expenses           $125,446   $165,374    298,027    314,152    445,596

Payable settlement gain         0     63,484

Net operating (loss)     (125,446)  (101,890)  (298,027)  (314,152) (445,596)

Total tax expense (benefit)   942         62          0        800        800

Stock Dividends                 0          0          0          0    653,948

</table>

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

Financial Condition Overview

The Company's total assets were $460,662 and its net assets were $369,642 at December 31, 2011, compared to $1,521,219 and $1,501,754 at December 31, 2010. Net income including investment and other income changed during the twelve months ended December 31, 2011 to a loss of $1,131,512 from a $133,711 loss in 2010. The decrease was mainly attributable to the unrealized losses in stock option investments. Net operating loss (total operating expenses) decreased by $39,928 compared to 2010.

The Company realized a gain of $35,815 on the sale of investment securities and also had unrealized depreciation in its current asset investment portfolio of $446,168. The Company sold 19,500 shares of portfolio stock at an investment cost of $837. The Company also booked an unrealized loss (decrease) in investments in stock options of $594,000 due to change in accounting procedures using a Black-Scholes investment valuation for stock options. Management changed the data sample used to calculate volatility to include a four year sample annualized from a one year sample used in our prior reports. As a result of this change in method, management believes the volatility input in our calculation will be reduced by looking at a longer time frame period for the data. Refer to our comments under Note 5 to the financial Statements on investments.


During 2011 the Company increased accounts payable and other accrued expenses by $24,935. Net operating loss before other income was reduced 24% from 2010 to $125,446.

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

The company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,007,551 at December 31, 2011. The net loss from operating activities was $125,446 for the twelve month period ended December 31, 2011 compared to a net loss of $101,890 for the same period last year. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern depends upon obtaining sufficient financing to maintain adequate liquidity until such time as operations produce positive cash flow. However, there can be no assurance these actions will be successful.

The accompanying condensed financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Result of Operations for the twelve month periods ending December 31, 2011 and 2010

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared.

Investment Income for the twelve months ended December 31, 2011 and 2010 was $0 and $0, respectively.

Operating Expenses

Our operating expenses consist mostly of fees paid to outside attorneys, consultants, and accountants in connection with the advisory services we provide our clients and to a lesser extent for general overhead.

For the twelve months ended December 31, 2011, operating expenses were $125,446 compared to $165,374 for the twelve month period ended December 31, 2010. The decrease of $39,928 for the twelve month period ended December 31, 2011 as compared to the comparable period of 2010 is primarily attributable to decreases in legal expenses. The Company plans to decrease its operational expenses in 2012 if no more companies are added to our portfolio.

Net Investment Income/(Loss)

For the twelve months ending December 31, 2011, our Net Investment Loss amounted to $126,388. This compares to a loss of $101,952 for the year ended December 31, 2010. The increased loss in 2011 is due to a $63,484 gain from an insurance settlement of legal expenses in 2010. The 2011 operating expenses consisted primarily of legal fees, professional services and consulting fees.

The Company anticipates our net investment loss will increase upon the addition of more companies to our portfolio, and if we can hold onto the securities of our portfolio companies for long term capital growth. Currently we have been selling the securities in our investment portfolio to finance our operations.


Liquidity and Capital Resources

At December 31, 2011, we had $365,262 in current assets consisting of: $3,106 in cash, $22,708 in Prepaid Insurance, $1,200 in an Investment deposit for common stock and $338,248 in saleable marketable securities.

For the twelve month period ended December 31, 2011, we satisfied our working capital needs from cash on hand at the beginning of the period and the net proceeds from the sale of marketable securities in the amount of $35,815. As of December 31, 2011, the Company's net asset value (Equity) was $369,642.

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


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

The management of Regal One Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the direction, supervision, and participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-Framework). Based on the results of this evaluation management has concluded that internal control over financial reporting was effective as of December 31, 2011. Item 9A of this Annual Report on Form 10-K contains management's favorable assessment of internal controls over financial reporting based on their review and evaluation utilizing the COSO-Framework criteria.

Financial Statements and Schedules

The financial statement schedules and notes for Regal One Corporation are annexed in PART IV of this report.

                                       25


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

Management's Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Company's management, including our Chief Executive Officer and principal financial officers, the Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO-Framework"). Based on the results of this evaluation under the COSO Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2011.

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


Item 9B. OTHER INFORMATION

Compensatory Arrangements of Certain Officers

No stock options were issued or stock grants granted during fiscal year 2011. Regal's Chief Executive officer did not receive any salary or other compensation other than direct expense reimbursements.

Departure of Directors or Certain Officers

None in 2011.


                                   PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2011. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                      Age     Current Position            Position

                                                             Held Since

Charles J. Newman          66     Chairman of the Board,

                                  CEO, CFO, Secretary,

                                  Treasurer, and Director        2008

Dr. Malcolm Currie         84     Director                       1995

Bernard L. Brodkorb        70     Director                       2009

CHARLES J. NEWMAN is the present Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer appointed on June 16, 2008. Mr. Newman is a private investor with corporate management experience. From 1982 to the present, Mr. Newman has been serving as Chief Executive Officer of NCJ Corporation from 1985 to the present. Mr. Newman has been serving as the Chief Executive Officer of Mid America Venture Capital Fund, Inc. Mr. Newman has been serving since 1988 as the Chief Financial Officer of Lincoln Loan and Finance Corporation, National Acceptance Corporation and Ambassador Finance Co., Inc. and Director of Mid America Capital Corp. Since 1992 Mr. Newman has served as the President and Director of the Max and Gertrude Newman - Charles and Phyllis Newman Foundation, a 501(c)(3) charitable foundation as defined by the US Internal Revenue Service Code. From 2000 to the present, Mr. Newman has served as Vice-President and Director of Doubletree Capital Partners, LLC. He is also a Director of North Central Capital Corporation.

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


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

There were no committees of the Board of Directors in 2009, 2010, or 2011 as the Company did not have sufficient members on the Board that could be classified as independent members. New independent Board members added in 2009 will add their expertise to committees formed to provide oversight of management operations. Refer to the Schedule 14C filed on February 20, 2009 for additional information on new board members nominated in 2009.

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION

For the year ended December 31, 2011 there was no executive or director compensation paid. One director received consulting fees for work performed not related to being a director.

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


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

In 2011 Charles J. Newman filed periodic Statement of Changes in Beneficial Ownership on Form 4 and also filed the Annual Statement of Changes in Beneficial Ownership on Form 5. Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required, we believe its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended December 31, 2011.

EXECUTIVE AND DIRECTOR COMPENSATION

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At the end of fiscal year 2011, there were no outstanding equity awards, unexercised options exercisable or unexercisable, and no equity incentive plan awards that are vested or not vested due to Officers of the Company or outside consultants.

SUMMARY NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2011:

                                                Nonqualified

         Fees Earned                Non-Equity   Deferred

          Or paid     Stock Option Incentive   Compensation All Other

Name      in Cash    Awards Awards Compensation  Earnings  Compensation Total

----------------------------------------------------------------------------

              $0          0       0          0         0           0.     0

No additional Director compensation has been authorized for services for the period from January 1, through December 31, 2011 and through the date of this Form 10-K report filing.

                                       30

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best knowledge of the Company, as of February 15, 2012 with respect to each person known by us to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address                   Common Share          Percent of

of                                 Equivalents          Common Share

Beneficial owner                beneficially owned   Equivalents owned (1)

Charles J. Newman, Officer and Director

P.O. Box 25610

Scottsdale, AZ 85255                     1,056,935            7.75%

Malcolm Currie, Director (2)

11300 W. Olympic Blvd., Suite 800

Los Angeles, California 90064            2,024,200           14.85%

C.B. Family Trust (Richard Babbitt)(3)

10104 Empyrean Way

Los Angeles, California 90067            1,400,000           10.27%

AB Investments LLC (4)

4235 Cornell Road

Agoura, CA 91301                         3,841,500           28.18%

Aaron Grunfeld (5)

10390 Santa Monica Blvd., 4th Floor

Los Angeles, CA 90025-5057               1,200,000            8.80%

Bernard L. Brodkorb, Director

2560 Rice Street

Saint Paul, MN 55113                        47,000            0.34%

Robert B. Kay, Affiliate (6)

P.O. BOX 751477

Las Vegas, NV 89136                      1,270,753            9.32%

All Officers and Directors as a Group    3,115,883           22.86%

(1) Includes (i) 3,633,067 shares of common stock issued and outstanding as of December 31, 2011, and (ii) 10,000,000 maximum common shares upon the conversion of the Series B preferred class, and totals to 13,633,067 fully diluted common share equivalents outstanding.  Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 20,242 shares (20.2%) are held by a Director of the Company (Dr. Malcolm Currie, 20,242 shares).

(2) 20,242 Series B preferred shares convertible into 2,024,200 common shares.

(3) 14,000 Series B preferred shares convertible into 1,400,000 common shares.

(4) 38,415 Series B preferred shares convertible into 3,841,500 common shares.

(5) 12,000 Series B preferred shares convertible into 1,200,000 common shares.

(6) 236,453 common shares and 10,343 Series B preferred shares convertible into 1,034,300 common shares.


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

For the year ended December 31, 2011, Mr. Bernard L. Brodkorb who is a Director of Regal received $58,650 in fee compensation for providing accounting and financial reporting services not related to his duties as a Director of Regal One Corporation. He received $64,870 for these services in 2010 and no compensation for being a Director.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the annual audit of the Company's annual financial statements and reviews of the financial statements for the years ended December 31, 2011 and 2010 were approximately $16,500 and $12,500, respectively.

Audit Related Fees: None

Tax Fees: None.

All Other Fees: None.

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2011 and 2010 were $0 and $0, respectively.

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

*  Filed herewith

Financial Statement Schedules

Financial statements required by Item 15 of this form are filed as a separate part of this report following Part IV:

  Report of Independent Registered Public Accounting Firm               F-1

  Balance Sheets at December 31, 2011 and at December 31, 2010          F-2

  Statement of Investments as of December 31, 2011                      F-3

  Statements of Changes in Net Assets                                   F-4

  Statements of Operations                                              F-5

  Statements of Cash Flows                                              F-6

  Statements of Financial Highlights                                    F-7

  Notes to Financial Statements                                  Pages 35-44

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

Dated: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       NAME                           TITLE                      DATE

/s/ Charles J. Newman      Chief Executive Officer,        April 16, 2012

    Charles J. Newman      Chief Financial Officer, and

                           Chairman of the Board

/s/ Malcolm Currie         Director                        April 16, 2012

    Malcolm Currie

/s/ Bernard L. Brodkorb    Director                        April 16, 2012

    Bernard L. Brodkorb

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regal One Corporation

We have audited the accompanying balance sheet of Regal One Corporation as of December 31, 2011 and the related statements of operations, changes in net assets, and cash flows for the year then ended. Regal One Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2011 and the related statements of operations, changes in net assets, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 10, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

                      PART IV  FINANCIAL STATEMENT SCHEDULES

                                 REGAL ONE CORPORATION

                                     BALANCE SHEETS

                                                  December 31, 2011 December 31, 2010

                                                       (Audited)        (Audited)

                              ASSETS               --------------  -----------------

Assets:

   Cash and cash equivalents                          $    3,106           $   23,009

   Prepaid Insurance                                      22,708               23,195

   Investment deposit                                      1,200                1,200

   Marketable securities at fair value                   277,935              784,415

                                                      ----------          -----------

Total Current Assets:                                    304,949              831,819

Investments:

   Investments in non-affiliated portfolio companies     373,335            1,473,815

   Less: marketable securities portion                  (277,935)            (784,415)

   Investments in non-affiliated portfolio companies –

     Pledged to secure Note Payable - Officer             60,313

                                                        --------          -----------

Total investments, net                                   155,713              689,400

                                                        --------          -----------

TOTAL ASSETS                                           $ 460,662            1,521,219

                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS

Current liabilities:

   Accounts payable and accrued liabilities           $   25,600           $   19,465

   Accounts payable – Related party                   $   18,800           $       --

   Note payable-Officer                                   45,000                   --

   Accrued interest-notes payable                          1,020                   --

   Dividends payable                                         600                   --

                                                      ----------            ---------

Total Current Liabilities                                 91,020               19,465

                                                      ----------            ---------

Stockholders' Equity:

   Preferred stock, no par value

Authorized 50,000,000 shares;

     Series A - Authorized 50,000 shares,

      0 issued and outstanding at December 31, 2011          --                   --

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at December 31, 2011

      and at December 31, 2010                               500                  500

   Common stock, par value $0.001,:

     Authorized 50,000,000 shares; 3,633,067 shares

     issued and outstanding at December 31, 2011

     and at December 31,2010                               3,633                3,633

   Additional paid-in capital                          8,373,060            8,373,060

   Accumulated deficit                                (8,007,551)          (6,875,439)

                                                      -----------          -----------

  Total Net Assets                                       369,642            1,501,754

                                                     -----------           -----------

TOTAL LIABILITIES AND NET ASSETS                       $ 460,662         $  1,521,219

                                                    ============           ===========

Net asset value per outstanding share                $     0.102         $      0.413

                See accompanying notes to the financial statements.

                                       F-2

                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                   December 31, 2011

                                      (Audited)

<table> <caption>

Equity Investments:

<c>                     <c>              <c>        <c>             <c>      <c>

                                                                    Fair

                        Description      Percent    Carrying Cost   Market

Company                 of Business      Ownership   Investment     Value  Affiliation

Neuralstem, Inc.(CUR)   Biomedical company    1%     $ 15,044 (1)   $338,233      No

Neuralstem Warrant      Biomedical company             50,000 (2)     95,400      No

West America Cash Account                                   0 (3)          0      No

LMP Money Market Trust  Money Market Fund                  15 (4)         15      No

Rampart Detection Systems  Manufacturing                1,200 (5)      1,200      No

                                                    ---------      ---------

      Total Investments                              $ 66,259     $  434,848

(1) As of December 31, 2011, there were 350,500 Neuralstem shares held reported on a fair value basis valued at the closing market price of $ .965 with no reduction in fair market value applied. 19,500 shares were sold during 2011. All shares held have been recorded as a current asset.

(2) Regal also has a ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of December 31, 2011 using a Black-Scholes Option Pricing Model, a $ 95,400 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes and volatility of Neuralstem stock. There is currently no market for Neuralstem options carried as an investment. For 2010 Regal valued the investment at $689,400.

To calculate the December 31, 2011 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Term of option in years: 10.0

   Neuralstem Common Stock closing price on 12/31/2011:  .965

   Annual volatility based on a four year data sample:  64.548%

   Discount Rate based on Daily Treasury Bills long term rates on 12/31/11: .5%

   Management estimated discount applied to fair market value: 10.0%

Management changed the data sample used to calculate volatility in 2010 to a four year sample annualized from a one year sample used in prior reports. As a result of this change management believes the volatility input in our valuation will be reduced by looking at a longer time period for the data. If management had used the same sampling method in 2009 the net result would have been a reduction in volatility changing the valuation of the option on December 31, 2009 to $557,100 compared to the reported valuation of $855,900. This would lower the Company's unrealized gain on the warrant by $298,800 for 2009. This in turn would of raised the unrealized gain on the warrant in 2010 by $298,800 and the Company would of reported an unrealized $132,300 gain rather than the unrealized $166,500 loss as currently reported in the year end 2010 Form 10-K financial report. Management believes the new method will produce a more realistic valuation subject to less variation due to market conditions and activity.

(3) The Company had $10,424 in a cash account with a brokerage firm at 12/31/2010.  This cash account balance was zero at 12/31/2011.  This amount was included in cash and cash equivalents on the Balance Sheet.

(4) The Company had $15 in a money market fund as of 12/31/2011.

(5) Regal purchased Common Stock valued at cost of $1,200 as an investment in Rampart Detection Systems Ltd.

</table>

            See accompanying notes to the financial statements.

                                        F-3

                          REGAL ONE CORPORATION

                    STATEMENTS OF CHANGES IN NET ASSETS

                                              For the        For the

                                             Year Ended     Year Ended

                                             December 31,   December 31,

                                                2011            2010

                                              (Audited)      (Audited)

OPERATIONS:                                   ----------    -----------

Net investment loss from operations          $ (125,446)      (165,374)

Gain on legal expense settlement                      0         63,484

Net realized gain on portfolio securities        35,815         65,553

Net change in unrealized appreciation

  (depreciation) of portfolio securities       (445,331)        69,688

Net Change in unrealized appreciation

  (depreciation) of option investments         (594,000)      (166,500)

Income tax expense                                 (942)           (62)

Interest income                                      --             --

Interest (expense)                               (1,608)          (499)

                                             ------------   ----------

Net increase (decrease) in net assets

  resulting from operations                   (1,131,512)     (133,711)

SHAREHOLDER ACTIVITY:

  Declared dividend                                 (600)            --

NET INCREASE (DECREASE) IN NET ASSETS         (1,132,112)     (133,711)

NET ASSETS:

     Beginning of period                       1,501,754     1,635,465

     End of period                               369,642     1,501,754

     Average net assets                          935,698     1,568,610

TOTAL NET ASSET VALUE RETURN                      (121.0%)        (8.5%)

Ratios to average net assets:

     Net expenses                                125,446       165,374

     Net investment gain (loss)               (1,132,112)     (133,711)

     Per share ratio expenses                      3.5%            4.6%

     Per share ratio net investment gain (loss)   (31.2%)         (3.7%)

           See accompanying notes to the financial statements.

                                    REGAL ONE CORPORATION.

                                  STATEMENTS OF OPERATIONS

                                                For the Years Ended December 31

                                                      2011           2010

                                                   (Audited)      (Audited)

                                 ------------- -------------     ----------

Investment income:                                $      --      $      --

Operating expenses:

 Professional services                               33,952         67,775

 Accounting fees- related party                      58,650         64,870

 Other selling, general and

    administrative expenses                          32,483         32,331

 Penalties and fines expense                            362            398

                                                  ---------       --------

Total Operating expenses                            125,446        165,374

                                                  ---------       --------

Net Operating loss                                 (125,446)      (165,374)

Other income (expense):

 Gain on payable settlements                             --         63,484

                                                  ---------       --------

Net income (loss) before provision

    for income taxes                               (125,446)      (101,890)

Income tax expenses                                     942             62

                                                  ----------       ---------

Net investment loss                                (126,388)      (101,952)

                                                 ----------      ----------

  Net realized gain on portfolio                     35,815         65,553

  Net change in unrealized

    (depreciation) appreciation in

     portfolio company investments                 (445,331)        69,688

  Net change in unrealized appreciation

     in stock options                              (594,000)      (166,500)

  Interest (expense)                                 (1,608)          (499)

                                                 ----------      ----------

Net increase (decrease) in net assets

  resulting from operations                   $  (1,131,512)    $ (133,711)

                                                 ==========    ===========

Weighted average number of

      common shares                               3,633,067      3,633,067

Basic earnings per share                           $ (0.311)$     $ (0.037)

Weighted average number of

   fully diluted shares (1)                      13,633,067     13,633,067

                                                 ==========     ===========

(1) Includes Series B Preferred Shares convertible at 100 for 1.

See accompanying notes the financial statements.

                                   REGAL ONE CORPORATION

                                  STATEMENTS OF CASH FLOWS

                                                   For the Years Ended December 31,

                                                            2011          2010

                                                         (Audited)     (Audited)

                                                   ------------------  ----------

Cash flows from operating activities:

Net decrease in net assets from operations           $  (1,131,512)  $ (133,711)

Adjustments to reconcile net increase (decrease)

    in net assets resulting from operating activities:

      Realized gain on sale of marketable securities       (35,815)     (65,553)

      Unrealized decrease (increase) in investments

        in portfolio companies                             446,168      (68,400)

      Unrealized (increase) in investment in options       594,000      166,500

      Gain on settlement of liabilities                        --            --

      Impairment of investments                                --            --

Changes in operating assets and liabilities:

      Decrease in due to stockholders and officers             --            --

      Decrease (increase) in prepaid expense                   487       (2,221)

      Increase (decrease) in accounts payable and

        accrued expenses                                    24,935      (21,673)

                                                        ---------       --------

Net cash used in operating activities                     (101,737)    (125,058)

Cash flows from investing activities:

      Increase in investment deposit                            --       (1,200)

      Proceeds from sale of marketable securities           35,815       65,553

                                                        ---------      --------

Net cash provided by investing activities                   35,815       64,353

Cash Flows from financing activities:

      Increase (decrease) in officer loans                  45,419           --

      Dividends payable                                        600

                                                         ---------     --------

Net cash provided by (used in) financing activities         46,019           --

Net change in cash                                         (19,903)     (60,705)

Cash at beginning of period                                 23,009       83,714

                                                        ---------      --------

Cash at end of period                                 $      3,106    $  23,009

                                                       =============    =-========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                   499

   Cash paid for income taxes                                  --            --

   Non-Monetary Transactions:

      Unrealized gain (loss) in marketable securities     (446,168)      68,400

      Unrealized gain in stock option valuation           (594,000)    (166,500)

      Gain on settlement of liabilities                        --

      Dividend payable on 500,376 portfolio company shares    (600)          --

                                                        ---------   -   -------

      Total non-monetary transactions                $  (1,040,768)   $ (98,100)

                                                       ===========      =========

See accompanying notes to the financial statements.

                            REGAL ONE CORPORATION

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

    Per Share Unit Operating Performance

                                              Year Ended      Year Ended

                                             December 31,    December 31,

                                                 2011           2010

                                              (Audited)       (Audited)

                                         ----------------    -----------

OPERATIONS:

Net investment income (loss) from operations     (0.034)        (0.046)

Net realized gain (loss) on portfolio securities  0.01           0.018

Net change in unrealized appreciation

  (depreciation) of portfolio securities         (0.123)         0.019

Net change in unrealized appreciation

  (depreciation) of option investments           (0.163)        (0.046)

Gain on Legal Expense settlement                  0.0            0.017   --

Interest expense                                 (0.00)          (0.00)

                                               ---------       --------

Net increase (decrease) in net assets

  from operations                                (0.311)        (0.037)

SHAREHOLDER ACTIVITY

    Declared dividend                                --             --

                                               --------        --------

NET INCREASE (DECREASE) IN NET ASSETS         $  (0.311)        (0.037)

NET ASSET VALUE, BEGINNING OF PERIOD            $ 0.413          0.450

NET ASSET VALUE, END OF PERIOD                  $ 0.102          0.413

                                              =========         =======

TOTAL NET ASSET VALUE RETURN (LOSS)              (121.0%)         (8.5%)

                                               =========        ========

RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period                      $369,642     $1,501,754

                                            ===========     ===========

Ratios to average net assets:

    Net expenses                                  13.4%           10.5%

    Net investment gain (loss)                  (121.0%)          (8.5%)

    Portfolio turnover rate                      0.039           0.043

See accompanying notes to the financial statements.

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

Revenue Recognition

The Company recognizes revenue as it is earned through the provision of services.  Compensation received for services rendered in the form of securities are recognized at fair market value, held as trading securities, and marked-to-market each period in accordance with Fair Value Accounting discussed below.

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

Advertising

The Company expenses advertising costs when incurred. There were no advertising fees incurred during the period.

Valuation of Investments (as an Investment Company)

Fair Value Accounting

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

                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 15,044       $338,233

West America cash account      Level 1              0              0

LMP Money Market Trust Fund    Level 1             15             15

Investment Deposit             Level 2          1,200          1,200

Neuralstem Warrant             Level 3   --    50,000         95,400

                                            ---------      ---------

Total Investments                            $ 66,259       $434,848

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

Exchange of Non-monetary Assets

In December 2004, the FASB issued ASC 845, "Non-monetary Transaction". ASC 845 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The Company applies the requirements of ASC 845 to all non-monetary exchange transactions.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the creation of assets and the liquidation of liabilities in the normal course of business. The Company does not currently generate operating revenue and must liquidate the Company's investment portfolio to provide cash flow for its operations. The Company is actively seeking sources of revenue for its consulting services but does not have contractual obligations now or in the near future to generate revenue. This fact and the declining market value of the portfolio investment stock it owns due to sales of inventory securities and volatile market conditions has raised substantial doubt regarding Regal's ability to continue as a going concern.  In response, management will continue to liquidate assets as necessary while actively searching out new equity investors and continue to rely upon current shareholders to provide loans or additional investment to meet the Company’s ongoing obligations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - CASH AND MARKETABLE SECURITIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and may include instruments with maturities of three months or less at the time of purchase and cash equivalent balances on deposit with investment brokerage firms.

Marketable Securities

As of December 31, 2011, Regal held 350,500 Neuralstem common shares valued at a fair market value of $338,233 as an investment. Of the total shares held at December 31, 2011, all have been recorded as a current asset, which are registered and freely tradable under rule 144. These shares constitute working capital that is available to Regal as of December 31, 2011. Regal also has ten year warrants to purchase 1,000,000 common stock shares containing certain anti-dilution provisions, at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares, carried as a long term investment under Other Assets. During 2007, 2008, 2009, 2010 and 2011, the Company sold part of its inventory of Neuralstem shares to finance operations and reduce debt.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed recently issued accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

The Company has 50,000,000 shares of common stock, par value $.001, authorized with 3,633,067 outstanding shares.  If all outstanding convertible debt and preferred equity were converted the outstanding shares would increase to 13,633,067.  On May 31, 2011 the Board of Directors declared a liquidating dividend in which 300,000 shares of Rampart Detection Systems LTD common stock held as investment would be distributed to shareholders of record on June 10, 2011.  The liquidation value of this dividend distribution was $0.00017 per share.

Preferred Stock

The Company's Certificate of Incorporation allows for segregating the preferred stock into separate series. As of December 31, 2011, the Company had authorized 50,000,000 shares of total preferred stock; 50,000 shares of Series A preferred stock with no shares outstanding; 500,000 shares of Series B convertible preferred stock were authorized and 100,000 shares of Series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class shareholders' voted by a large majority to void the dividend preference. At the option of the holder of Series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to the now outstanding 100,000 shares. As of December 31, 2011, 2010, 2009, 2008, 2007 and 2006, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 6 - INVESTMENTS

Neuralstem, Inc.

At December 31, 2011, the Company owned 350,500 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $383,233 based on the closing market price of the stock. 19,500 shares were sold in 2011 to finance Company operations. These shares are not restricted and are freely tradable.

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

As of December 31, 2011, using a Black-Scholes Option Pricing model, a $95,400 value has been assigned to this warrant including a 10% discount assigned by management due to low trading volume and volatility of Neuralstem common stock. Regal recorded a $594,000 unrealized loss on the investment in 2011 due to decreases in the stock price and volatility ratio. Management changed the data sample used to calculate volatility using Black-Sholes to include a four year sample annualized from a one year sample used in our prior reports. As a result of this change in method management believes will reduce the volatility input in our valuation by looking at a longer time period for the data.

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. The Investment Committee of the Board of Directors has adopted provisions for valuation of the portfolio as described in Note 1 under Fair Value Accounting through ASC 820. The Investment Committee bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of and the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

As of the end of December 31, 2011, the Company did not reduce the valuation of the inventory of portfolio securities included as a current asset on its balance sheet below the market value as of December 31, 2011.

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

At December 31, 2011 and 2010, the Company had a federal operating loss carry forward of $2,719,071 and $2,626,889 respectively. Under IRC Section 172(b)(3), the taxpayer elects to relinquish the entire two year carryback period with respect to any regular tax and AMT net operating loss incurred during the current tax year. Regal became a BDC in June 2005. The deferred tax expires in the periods between 2019 to 2030.

The provision for income taxes consisted of the following components for the years ended December 31, 2011 and 2010:

                                            2011          2010

                                         ---------     ----------

   Current:

        Federal                                --           --

        State                                  --           --

   Deferred:                             (1,163,762)  (1,124,309)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

   Deferred tax assets:                     2011          2010

                                        ---------      --------

   Net operating loss carry forward    $1,163,762    $ 1,124,309

                                        ------------   ----------

          Total deferred tax assets    $1,163,762    $ 1,124,309

   Less: Valuation Allowance           (1,163,762)    (1,124,309)

                                       ------------   ----------

    Net Deferred Tax Assets            $      --     $        --

FASB authoritative guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $1,163,762 and $1,124,309, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. In assessing the recovery of the deferred tax assets, management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010. Net Deferred Tax Assets are not presented on our Balance Sheets.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

                                              2011           2010

Federal statutory tax rate                   (34.0)%        (34.0)%

State taxes, net of federal tax benefit  (8.8)%       (8.8)%

Permanent difference and other           42.8          42.8%

Effective tax rate                         0%            0%

NOTE 8 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2011 Bernard L. Brodkorb who is a Director of Regal received $58,650 in fee compensation for providing accounting and financial reporting services not related to his duties as a Director of Regal One Corporation and no compensation for his Director duties. In 2010 he received $64,870 for these services and no compensation for being a Director.  As of the year ended December 31, 2011, Bernard L. Brodkorb has a balance owed in accounts payable of $18,800 for services rendered.  There were no payables due to Bernard L. Brodkorb as of December 31, 2010.

The Company has three outstanding notes payable due to Charles J. Newman in the amounts of $20,000, $12,500 and $12,500 with accrued interest due of approximately $1,020 as of December 31, 2011.  The notes accrue interest at 6% per annum and are collateralized with 62,500 shares of Neuralstem common stock held as an investment.  All three notes were due in full with interest at the option of the Company on December 31, 2011.  Although the option to pay in full is upon the Company, these notes are considered to be in default as of the date of this filing.

NOTE 9 - Legal Proceedings

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

NOTE 10 - Subsequent Events

The management of the Company has evaluated all of the subsequent events through the filing date of these financial statements and has determined there are no material subsequent events to disclose.

NOTE 11 – Reclassification

The common stock and additional paid-in capital have been modified to correct a misstatement through typographical errors.  The prior year presentation has also been updated for continuity of comparison.  This reclassification between the accounts has no effect on revenue, expenses, or earnings per share.