Form 10-Q
period 2012-03-31
REGAL ONE Corp
filed 2012-05-15
CIK 845385

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                       EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2012

                    Commission File Number:  814-00710

                    -----------------------------------

                          REGAL ONE CORPORATION

            (Exact name of registrant as specified in its charter)

          Florida                                 95-4158065

(State of incorporation)            (I.R.S. Employer Identification No.)

              P.O.Box 25610, Scottsdale, AZ                85255-0110

        (Address of principal executive offices)           (Zip Code)

                (Issuer's telephone number)   (310) 312-6888

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

As of March 31, 2012, there were 3,633,067 shares of common stock, par value $0.001 and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

1

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

2

PART I  FINANCIAL INFORMATION

REGAL ONE CORPORATION

BALANCE SHEETS

(Unaudited)

                                                   March 31, 2012   December 31, 2011

                              ASSETS               --------------   -----------------

Assets:

   Cash and cash equivalents                         $    11,055          $     3,106

   Prepaid insurance                                      15,896               22,708

   Investment deposit                                      1,200                1,200

   Marketable securities at fair value                   288,975              277,935

                                                      ----------          -----------

Total current assets:                                    317,126              304,949

Investments:

   Investments in non-affiliated portfolio companies     392,475              373,335

   Less: marketable securities portion                  (288,975)            (277,935)

   Investments in non-affiliated portfolio companies

     Pledged to secure Note Payable – Related Party       70,000               60,313

                                                        --------          -----------

Total investments, net                                   173,500              155,713

                                                        --------          -----------

TOTAL ASSETS                                         $   490,626          $   460,662

                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS

Current liabilities:

   Accounts payable and accrued liabilities          $    17,106          $    25,600

   Accounts payable – Related party                       35,150               18,800

   Note payable – Officer                                 45,000               45,000

   Accrued interest – Notes Payable Related Party          1,693                1,020

   Dividends payable                                         600                  600

                                                      ----------            ---------

Total current liabilities                                 99,549               91,020

                                                      ----------            ---------

Stockholders' Equity:

   Preferred stock, no par value

Authorized 50,000,000 shares;

     Series A - Authorized 50,000 shares,

      0 issued and outstanding at March 31, 2012

      and December 31, 2011, respectively                     --                   --

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at March 31, 2012

      and December 31, 2011, respectively                    500                  500

   Common stock, par value $0.001,:

     Authorized 50,000,000 shares; 3,633,067 shares

     issued and outstanding at March 31, 2012

     and December 31, 2011, respectively                   3,633                3,633

   Additional paid-in capital                          8,373,060            8,373,060

   Accumulated deficit                                (7,986,116)          (8,007,551)

                                                     -----------          -----------

  Total net assets                                       391,077              369,642

                                                     -----------          -----------

TOTAL LIABILITIES AND NET ASSETS                     $   490,626         $    460,662

                                                    ============          ===========

Net asset value per outstanding share                $     0.108         $      0.102

    The accompanying notes are an integral part of the financial statements.

                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                     March 31, 2012

                                      (Unaudited)

Equity Investments:

                        Description         Percent    Carrying Cost  Discounted

Company                 of Business         Ownership   Investment    Fair Value  Affiliation

Neuralstem, Inc. (CUR)  Biomedical company     1%       $ 13,757  (1)    $358,960      No

Neuralstem, Inc. Warrant                                  50,000  (2)     103,500      No

Rampart Detection Systems Ltd                              1,200  (3)       1,200      No

Money Market Fund                                             15  (4)          15      No

                                                       ---------        ---------

      Total Investments                                 $ 64,972      $   463,675

                                                       =========        =========

(1) As of March 31, 2012 there were 320,500 Neuralstem shares held reported on a fair value basis at the closing market price of $1.12 with no reduction in Fair Market Value applied. 30,000 shares were sold in the first quarter. All common shares held have been recorded as a current asset.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of March 31, 2012 using a Black-Scholes Option Pricing model, a $103,500 value has been assigned to these warrants including a 10% discount assigned by management due to low trading volumes and volatility of Neuralstem stock.  There is currently no market for Neuralstem options carried as an investment.

To calculate the March 31, 2012 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Term of option in years: 10.0

   Neuralstem Common Stock closing price on 03/31/2012:  1.12

   Annual volatility based on a four year data sample:  62.007%

   Discount Rate based on Daily Treasury Bills long term rates on 03/31/12: .57%

   Management estimated discount applied to fair market value: 10.0%

(3) Regal purchased Common Stock valued at cost of $1,200 as an investment in Rampart Detection Systems Ltd.

(4) The company had $15 in a money market fund as of 3/31/2012 with a investment brokerage.

    The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

                                             Three Months Ended  Three Months Ended

                                               March 31, 2012      March 31, 2011

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                          $   (36,955)     $  (32,325)

Net realized gain on portfolio securities              29,324          20,580

Net change in unrealized appreciation

  (depreciation) of portfolio securities               22,015        (135,971)

Net change in valuation of stock options                8,100        (202,500)

Income tax expense                                        (50)           (800)

Interest expense                                         (999)           (146)

                                                  ------------     ----------

Net increase(decrease) in net assets

 Resulting from operations                             21,435        (351,162)

SHAREHOLDER ACTIVITY:

    Declared dividend                                      --              --

NET INCREASE(DECREASE) IN NET ASSETS                   21,435        (351,162)

NET ASSETS:

     Beginning of period                              369,642       1,501,754

     End of period                                    391,077       1,150,592

     Average net assets                               380,359       1,326,173

                                                    =========       =========

Ratios to average net assets:

     Net operating expenses                             9.7%            2.4%

     Net investment gain(loss)                          5.6%          (26.5)%

     Per share ratio expenses                           1.0%            0.9%

     Per share ratio net investment gain(loss)          0.6%           (9.7)%

   The accompanying notes are an integral part of the financial statements.

                                    REGAL ONE CORPORATION.

                                  STATEMENTS OF OPERATIONS

                                                     Three Months            Three Months

                                                        Ended                    Ended

                                                     March 31 2012           March 31 2011

                                                      (Unaudited)             (Unaudited)

                                                     -------------          -------------

Investment income:                                       $      --               $     --

Operating expenses:

 Professional services                                      12,545                  9,947

 Accounting fees- related party                             16,350                 14,100

 Other selling, general and administrative expenses          8,060                  8,278

                                                         ---------               ---------

Total operating expenses                                    36,955                 32,325

                                                         ---------               ---------

Loss before provision for income taxes                     (36,955)               (32,325)

Income tax expenses                                             50                    800

                                                         ---------              ----------

Net loss                                                   (37,005)               (33,125)

                                                         ==========             ==========

 Net realized gain on portfolio                             29,324                 20,580

  Net change in unrealized (depreciation)

   appreciation in portfolio investments                    22,015               (135,971)

  (Depreciation)appreciation of stock options                8,100               (202,500)

  Interest expense                                            (326)                  (146)

  Interest expense – Related Party                            (673)                    --

                                                         ---------              ----------

Net increase (decrease) in net assets

  resulting from operations                             $   21,435              $(351,162)

                                                        ==========              ==========

Weighted average number of

      common shares - basic                              3,633,067              3,633,067

Basic earnings per share                                 $   0.006                $(0.097)

Weighted average number of

   fully diluted shares                                 13,633,067             13,633,067

Diluted earnings per share                             $     0.002

                                                        ==========             ==========

       The accompanying notes are an integral part of the financial statements.

                                   REGAL ONE CORPORATION

                                  STATEMENTS OF CASH FLOWS

                                                  Three Months Ended Three Months Ended

                                                    March 31, 2012       March 31, 2011

                                                      (Unaudited)           (Unaudited)

                                                   ------------------  ----------------

Cash flows from operating activities:

Net increase (decrease) in net assets

   from operations                                      $     21,345         $(351,162)

Adjustments to reconcile net increase (decrease)

    in net assets resulting from operating activities:

      Realized gain on sale of marketable securities         (29,324)          (20,580)

      Unrealized (gain) loss on short term investments       (20,728)           136,400

      Unrealized (gain) loss on stock option investments      (8,100)           202,500

      Increase in investment deposit                              --                --

Changes in operating assets and liabilities:

      Decrease in prepaid expense                              6,812             6,959

      Increase/(Decrease) in accounts payable, accrued

        Expenses, and taxes                                    7,857            (7,609)

                                                            ---------          --------

Net cash used in operating activities                        (22,048)          (33,492)

Cash flows from investing activities:

      Proceeds from sale of marketable securities             29,324            20,580

                                                           ---------          --------

Net cash provided by investing activities                     29,324            20,580

Cash flows from financing activities:

      Increase (decrease) in related party

        interest on loans                                        673                --

                                                           ---------          --------

Net cash provided by financing activities                        673                --

Net change in cash                                             7,949           (12,912)

Cash at beginning of period                                    3,106            23,009

                                                           ---------          --------

Cash at end of period                                   $     11,055        $   10,097

                                                       =============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                              $          --         $       --

                                                         ----------           --------

  Non-Monetary Transactions:

    Unrealized gain (loss) in security investments           20,728           (136,400)

    Unrealized gain (loss) in stock option investment         8,100           (202,500)

                                                      -------------        -----------

Total non-monetary transactions                              28,828           (338,900)

                                                      =============        ===========

      The accompanying notes are an integral part of the financial statements.

                            REGAL ONE CORPORATION

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

                                         Three Months Ended Three Months Ended

                                           March 31, 2012     March 31, 2011

                                            (Unaudited)         (Audited)

                                         ----------------    ---------------

  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:

Net income (loss) from operations              $ (0.010)      $ (0.009)

Net realized gain on portfolio securities         0.008          0.006

Net change in unrealized (depreciation)

   appreciation of portfolio companies            0.006         (0.037)

Net change in unrealized (deprecation)

   appreciation of stock option investment        0.002         (0.056)

                                              ---------      ---------

Total from investment operations                  0.006         (0.097)

SHAREHOLDER ACTIVITY

    Declared dividend                                --             --

                                              =========        =======

NET INCREASE IN NET ASSETS                        0.006         (0.097)

                                              =========        =======

NET ASSETS

    Beginning of period                           0.102          0.413

    End of period                                 0.108          0.317

                                              =========      =========

TOTAL NET ASSET VALUE RETURN                        6.1%         (26.5)%

RATIOS AND SUPPLEMENTAL DATA:

Ratios to average net assets:

    Net expenses                                   9.3%           2.4%

    Net investment gain (loss)                     6.1%         (26.5)%

 The accompanying notes are an integral part of the financial statements.

                              REGAL ONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company" or "Regal One") located in Scottsdale, Arizona, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc. Since inception the Company has been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined it was in our shareholder's best interest to change the focus of the Company's operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company ("BDC") under the Investment Company Act of 1940. On September 16, 2005, we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company began reporting as an operating BDC in the March 31, 2006 10-QSB.

Basis of Presentation

In 2006, the Company began reporting as a BDC and the attached financial statements for the periods covered by this report have been formatted in conformity with the December 31, 2011 and 2010 financial statements, including the BDC required supplemental schedules, for comparative purposes. The nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company. The Company's financial position and its operating results, cash flows and changes in net assets for the periods covered by this report are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, is also presented as they relate to each of the above referenced periods. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.

It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

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

                              ASC 820                          Fair Market

                              Level of      Carrying Cost      Value as of

Equity Investments:          Investment      Investment     March 31, 2011

Neuralstem, Inc.(CUR)          Level 1      $  13,757            $ 358,960

Neuralstem Warrant             Level 3         50,000              103,500

Rampart Detection Systems Ltd  Level 1          1,200                1,200

LMP Money Market Trust Fund    Level 1             15                   15

                                            ---------            ---------

Total Investments                           $  64,972            $ 463,675

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

Stock Based Incentive Program

ASC 718, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share based payment transactions. The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. There was no stock based compensation for the periods ended March 31, 2012 and March 31, 2011.

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

As of March 31, 2012, Regal held 320,500 Neuralstem shares valued at $358,960. Of the total shares held at March 31, 2012, only 258,000 have been recorded as a current asset with the remaining 62,500 shares pledged to secure notes payable to officers. The shares recorded as current assets constitute working capital available to Regal as of March 31, 2012. Regal also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. In the first quarter of 2012, the unrealized gain for this warrant was $8,100 compared to a $202,500 loss recorded the first quarter ending March 31, 2011. This option was priced using fair market valuation. This Neuralstem warrant is carried as a long term investment.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 5 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of March 31, 2012 and at December 31, 2011 are 3,633,067 of $0.001 par value common shares.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of March 31, 2012 and December 31, 2011, the Company had authorized 50,000,000 total preferred shares with 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the three months ended March 31, 2012 and the year ended December 31, 2011, no dividends have been declared on the Series A or Series B convertible preferred stock.

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

At March 31, 2012, 258,000 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet with 62,500 shares held as a pledge against notes payable to officers in the investments section of the Balance Sheet. Regal One also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in posting an unrealized gain of $466,600 in the first quarter of 2009. In the first quarter of 2012, the unrealized gain was $8,100. This Neuralstem warrant is carried as a long term investment.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party transactions in the first quarter of 2012 included accounting consulting fees of $16,350 earned by Bernard L. Brodkorb who is a Director of Regal One.  Interest was also accrued against notes payable to officers in the amount of $637.

NOTE 8 - Subsequent Events

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

Portfolio Investments

During the three months ended March 31, 2012, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments

                                                      Value of Investments

     Name of Company                 Investment      as of March 31, 2012

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $358,960

Neuralstem, Inc.                    Warrants                      103,500

Rampart Detection Systems           Common Stock                    1,200

LMP Money Market Trust Fund         Money Market Fund                  15

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

As of March 31, 2012, the Company holds 320,500 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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

Financial Condition Overview

The Company's total assets were $490,626 and its net assets were $392,722 at March 31, 2012, compared to $460,662 and $369,642, respectively, for the period at December 31, 2011. The changes in total assets during the three months ended March 31, 2012 were primarily attributable to a increase of $20,727 in unrealized appreciation in marketable securities and a gain of $8,100 in unrealized appreciation in stock option investments. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the three months ended March 31, 2012 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the three month period ending March 31, 2012 vs. 2011.

Operating Expenses

For the three months ended March 31, 2012, operating expenses were $36,955 compared to $32,325 for the comparable period of 2011. The increase for the three month period ending March 31, 2012 compared to the comparable period of 2011 was primarily due to decreased Professional Services expenses of $4,848.

Net Income/ (Loss)

For the three months ending March 31, 2012, our net loss after taxes was $37,005 compared to a loss of $33,125 for the comparable period in 2011. The net change of $3,880 in the three month period ending March 31, 2012 as compared to the comparable period ended March 31, 2011 was attributable to the factors discussed above.

Other increases (decreases) in net assets from investments

For the three months ended March 31, 2012, net assets increased by $21,435 in excess of the net loss from operations of $36,955.  This gain is primarily from the realized gain on portfolio securities of $29,324 along with the unrealized gain in value of portfolio securities of $20,727 combined with the unrealized gain of $8,100 in the valuation of the investment warrant. This compares to an unrealized investment loss of $135,971 for the comparable period in 2011 and increased by an additional unrealized loss of $202,500 in a stock option. Refer to the Statements of Operations page F-5.

Liquidity and Capital Resources

At March 31, 2012, we had $317,126 in liquid and semi-liquid current assets mainly consisting of $11,055 in cash, $15,896 in Prepaid Insurance expense, a $1,200 deposit, and $288,975 in saleable marketable securities at fair market value. For the three month period ended March 31, 2012, we primarily satisfied our working capital needs through sales of marketable securities. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $6,812.

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of March 31, 2012 held 320,500 shares of Regal's Neuralstem stock. No additional loans were required during the first quarter of 2012, leaving a balance of $45,000 plus $1,693 in accrued interest.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $12,318. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

Item 1A. Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

We Have Historically Lost Money and Losses May Continue in the Future:

Our net operating loss for the 2011 fiscal year was $125,446 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations in which case, the Company could deplete its cash and liquid resources.

The Company's cash expenses are very large relative to its cash flow which requires the Company continually to sell its investment inventory shares. This could result in substantial dilution to our shareholders net equity and our ability to continue in operations should additional capital not be raised:

For the year ended December 31, 2011 the Company had no operating revenues and operating expenses of $125,446. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first three months of 2012, the Company sold 30,000 shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

The Company's common stock is trading at a substantial discount to net asset value:

The following table summarizes the Company's historical approximate net asset value per common share and corresponding stock price:

As of December 31,             2011     2010     2009     2008     2007

      Net Asset Value          $.10     $.41    $ .45    $ .31    $ .67

      Stock Price*             $.06     $.06    $ .03    $ .11    $ .06

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

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements:

Our common stock is currently traded on the Over the Counter Pink Sheets under the symbol RONE where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTC Pink Sheet stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

   None during the first quarter of 2012.

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

       Dated: May 11, 2012

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

/s/ Charles J. Newman                                     May 11, 2012

By: Charles J. Newman

   Chief Executive Officer, Chief Financial Officer, and

   Director (Principal Executive Officer)

/s/ Malcolm Currie                                        May 11, 2012

By: Malcolm Currie          Director

/s/ Bernard L. Brodkorb                                   May 11, 2012

By: Bernard L. Brodkorb     Director

24