Form 10-Q
period 2012-06-30
REGAL ONE Corp
filed 2012-08-13
CIK 845385

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                       EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2012

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

As of June 30, 2012, there were 3,633,067 shares of common stock, par value $0.001 and 100,000 shares of Series B convertible preferred stock, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

1

                            TABLE OF CONTENTS

                   PART I. FINANCIAL INFORMATION

                                                                     PAGE

Item 1. Financial Statements                                         ----

        Balance Sheets                                                F-2

        Schedule of Investments                                       F-3

        Statements of Changes in Net Assets                           F-4

        Statements of Operations                                      F-5

        Statements of Cash Flows                                      F-6

        Statements of Financial Highlights                            F-7

        Notes to Financial Statements                                9-15

Item 2. Management's Discussion and Analysis of Financial Condition and

        Results of Operations                                       16-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk     21

Item 4. Controls and Procedures                                        22

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              23

Item 1A. Risk Factors                                               23-29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    30

Item 3. Defaults upon Senior Securities                                30

Item 4. Submission of Matters to a Vote of Security Holders            30

Item 5. Other Information                                              30

Item 6. Exhibits and Reports on Form 8-K                               30

        Signatures                                                     31

2

PART I  FINANCIAL INFORMATION

REGAL ONE CORPORATION

BALANCE SHEETS

(Unaudited)

                                                   June 30, 2012   December 31, 2011

                              ASSETS               --------------   -----------------

Assets:

   Cash and cash equivalents                         $     1,118          $     3,106

   Prepaid insurance                                       9,083               22,708

   Investment deposit                                      1,200                1,200

   Marketable securities at fair value                   232,775              277,935

                                                      ----------          -----------

Total current assets:                                    244,176              304,949

Investments:

   Investments in non-affiliated portfolio companies     296,675              373,335

   Less: marketable securities portion                  (232,775)            (277,935)

   Investments in non-affiliated portfolio companies

     Pledged to secure Note Payable – Related Party       57,500               60,313

                                                        --------          -----------

Total investments, net                                   121,400              155,713

                                                        --------          -----------

TOTAL ASSETS                                         $   365,576          $   460,662

                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS

Current liabilities:

   Accounts payable and accrued liabilities          $    15,748          $    25,600

   Accounts payable – Related party                       49,250               18,800

   Note payable – Related party                           47,366               45,000

   Accrued interest – Notes Payable Related Party              0                1,020

   Dividends payable                                         600                  600

                                                      ----------            ---------

Total current liabilities                                112,964               91,020

                                                      ----------            ---------

Stockholders' Equity:

   Preferred stock, no par value

Authorized 50,000,000 shares;

     Series A - Authorized 50,000 shares,

      0 issued and outstanding at June 30, 2012

      and December 31, 2011, respectively                     --                   --

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at June 30, 2012

      and December 31, 2011, respectively                    500                  500

   Common stock, par value $0.001,:

     Authorized 50,000,000 shares; 3,633,067 shares

     issued and outstanding at June 30, 2012

     and December 31, 2011, respectively                   3,633                3,633

   Additional paid-in capital                          8,373,060            8,373,060

   Accumulated deficit                                (8,124,581)          (8,007,551)

                                                     -----------          -----------

  Total net assets                                       252,612              369,642

                                                     -----------          -----------

TOTAL LIABILITIES AND NET ASSETS                     $   365,576         $    460,662

                                                    ============          ===========

Net asset value per outstanding share                $     0.070         $      0.102

    The accompanying notes are an integral part of the financial statements.

                                 REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                     June 30, 2012

                                      (Unaudited)

Equity Investments:

                        Description         Percent    Carrying Cost  Discounted

Company                 of Business         Ownership   Investment    Fair Value  Affiliation

Neuralstem, Inc. (CUR)  Biomedical company     1%       $ 13,542  (1)    $290,260      No

Neuralstem, Inc. Warrant                                  50,000  (2)      63,900      No

Rampart Detection Systems Ltd                              1,200  (3)       1,200      No

Money Market Fund                                             15  (4)          15      No

                                                       ---------        ---------

      Total Investments                                 $ 64,757      $   355,375

                                                       =========        =========

(1) As of June 30, 2012 there were 315,500 Neuralstem shares held reported on a fair value basis at the closing market price of $0.92 with no reduction in Fair Market Value applied. 5,000 shares were sold in the second quarter. All common shares held have been recorded as a current asset.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of June 30, 2012 using a Black-Scholes Option Pricing model, a $63,900 value has been assigned to these warrants including a 10% discount assigned by management due to low trading volumes and volatility of Neuralstem stock.  There is currently no market for Neuralstem options carried as an investment.

To calculate the June 30, 2012 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Term of option in years: 10.0

   Neuralstem Common Stock closing price on 06/30/2012:  0.92

   Annual volatility based on a four year data sample:  61.879%

   Discount Rate based on Daily Treasury Bills long term rates on 06/30/12: .19%

   Management estimated discount applied to fair market value: 10.0%

(3) Regal purchased Common Stock valued at cost of $1,200 as an investment in Rampart Detection Systems Ltd.

(4) The company had $15 in a money market fund as of 6/30/2012 with a investment brokerage.

    The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

                                             Six Months Ended   Six Months Ended

                                               June 30, 2012      June 30, 2011

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations                          $   (70,728)     $  (75,697)

Net realized gain on portfolio securities              33,519          30,575

Net change in unrealized appreciation

  (depreciation) of portfolio securities              (46,470)       (251,256)

Net change in valuation of stock options              (31,500)       (364,500)

Income tax expense                                        (50)           (800)

Interest expense – Related party                       (1,346)             (0)

Interest expense                                         (455)           (292)

                                                  ------------     ----------

Net increase(decrease) in net assets

 Resulting from operations                           (117,030)       (661,971)

SHAREHOLDER ACTIVITY:

    Declared dividend                                      --            (600)

NET INCREASE(DECREASE) IN NET ASSETS                 (117,030)       (662,571)

NET ASSETS:

     Beginning of period                              369,642       1,501,754

     End of period                                    252,612         839,183

     Average net assets                               311,127       1,170,469

                                                    =========       =========

Ratios to average net assets:

     Net operating expenses                            22.7%            3.7%

     Net investment gain(loss)                        (37.6)%         (56.6)%

Per share ratios:

     Operating expense ratio                            1.9%            2.1%

     Net gain(loss) ratio                              (3.2)%         (18.2)%

   The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION.

STATEMENTS OF OPERATIONS

(Unaudited)

                                      Three Months   Three Months   Six Months    Six Months

                                         Ended          Ended          Ended         Ended

                                      June 30 2012   June 30 2011   June 30 2012  June 30 2011

                                      -------------  -------------  ------------  ------------

Investment income:                     $      --       $     --    $      --       $     --

Operating expenses:

 Professional services                    11,616         21,855       24,161         31,802

 Accounting fees – related party          14,100         14,100       30,450         28,200

 Other selling, general and

 administrative expenses                   8,057          7,417       16,117         15,695

                                        ---------      ---------   ---------      ---------

Total operating expenses                  33,773         43,372       70,728         75,697

                                        ---------      ---------   ---------      ---------

Net operating loss                       (33,773)       (43,372)     (70,728)       (75,697)

Net loss before provision

 for income taxes                        (33,773)       (43,372)     (70,728)       (75,697)

Income tax expenses                            0              0           50            800

                                        ---------     ----------   ---------     ----------

Net loss                                 (33,773)       (43,372)     (70,778)       (76,497)

                                        ==========     ==========  ==========     ==========

 Net realized gain on portfolio            4,195          9,994       33,519         30,575

  Net change in unrealized

  (depreciation) appreciation in

  portfolio investments                  (68,485)      (115,285)     (46,470)     (251,256)

  (Depreciation)/Appreciation

   of stock options                      (39,600)      (162,000)     (31,500)     (364,500)

  Interest expense                          (129)          (146)        (455)         (293)

  Interest expense – Related Party          (673)            --       (1,346)           --

                                        ---------     ----------   ---------     ----------

Net increase (decrease) in net assets

  resulting from operations           $ (138,465)    $ (310,809)  $ (117,030)   $ (661,971)

                                       ==========     ==========  ==========     ==========

Weighted average number of

      common shares - basic            3,633,067      3,633,067    3,633,067      3,633,067

Basic earnings per share                $ (0.038)      $ (0.086)    $ (0.032)      $ (0.182)

Weighted average number of

   fully diluted shares               13,633,067     13,633,067   13,633,067     13,633,067

Diluted earnings per share              $ (0.010)      $ (0.023)    $ (0.009)      $ (0.049)

                                       ==========    ==========   ==========     ==========

       The accompanying notes are an integral part of the financial statements.

                                   REGAL ONE CORPORATION

                                  STATEMENTS OF CASH FLOWS

                                                  Three Months Ended Three Months Ended

                                                    June 30, 2012       June 30, 2011

                                                      (Unaudited)           (Unaudited)

                                                   ------------------  ----------------

Cash flows from operating activities:

Net increase (decrease) in net assets

   from operations                                      $   (117,030)        $(661,971)

Adjustments to reconcile net increase (decrease)

    in net assets resulting from operating activities:

      Realized gain on sale of marketable securities         (33,519)          (30,575)

      Unrealized (gain) loss on short term investments        47,973           251,900

      Unrealized (gain) loss on stock option investments      31,500           364,500

      Increase in investment deposit                              --                --

Changes in operating assets and liabilities:

      Decrease in prepaid expense                             13,625            13,917

Increase/(Decrease) in accounts payable, accrued

        Expenses, and taxes                                   (9,852)           13,995

Increase/(Decrease) in accounts payable – Related party       30,450                 0

                                                            ---------          --------

Net cash used in operating activities                        (36,853)          (48,234)

Cash flows from investing activities:

      Proceeds from sale of marketable securities             33,519            30,575

                                                           ---------          --------

Net cash provided by investing activities                     33,519            30,575

Cash flows from financing activities:

      Increase (decrease) in related party

        interest on loans                                      1,346                --

                                                           ---------          --------

Net cash provided by financing activities                      1,346                --

Net change in cash                                            (1,988)          (17,659)

Cash at beginning of period                                    3,106            23,009

                                                           ---------          --------

Cash at end of period                                   $      1,118        $    5,350

                                                       =============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                              $          --         $       --

                                                         ----------           --------

  Non-Monetary Transactions:

    Unrealized gain (loss) in security investments          (47,973)          (251,900)

    Unrealized gain (loss) in stock option investment       (31,500)          (364,500)

                                                      -------------        -----------

Total non-monetary transactions                             (79,473)          (616,400)

                                                      =============        ===========

      The accompanying notes are an integral part of the financial statements.

                            REGAL ONE CORPORATION

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

                                          Six Months Ended   Six Months Ended

                                           June 30, 2012     June 30, 2011

                                            (Unaudited)         (Audited)

                                         ----------------    ---------------

  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:

Net income (loss) from operations              $ (0.018)      $ (0.020)

Net realized gain on portfolio securities         0.009          0.008

Net change in unrealized (depreciation)

   appreciation of portfolio companies           (0.013)        (0.069)

Net change in unrealized (deprecation)

   appreciation of stock option investment       (0.009)        (0.100)

                                              ---------      ---------

Total from investment operations                 (0.031)        (0.182)

SHAREHOLDER ACTIVITY

    Declared dividend                                --             --

                                              =========        =======

NET INCREASE IN NET ASSETS                       (0.031)        (0.182)

                                              =========        =======

NET ASSETS

    Beginning of period                           0.102          0.413

    End of period                                 0.070          0.231

                                              =========      =========

TOTAL NET ASSET VALUE RETURN                      (37.6)%        (56.6)%

RATIOS AND SUPPLEMENTAL DATA:

Ratios to average net assets:

    Net expenses                                  22.7%           2.1%

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all marketable securities to be cash equivalents (see Note 3: "Cash and Marketable Securities"). None of the Company's cash is restricted.

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

                              ASC 820                          Fair Market

                              Level of      Carrying Cost      Value as of

Equity Investments:          Investment      Investment      June 30, 2012

Neuralstem, Inc.(CUR)          Level 1      $  13,542            $ 290,260

Neuralstem Warrant             Level 3         50,000               63,900

Rampart Detection Systems Ltd  Level 1          1,200                1,200

LMP Money Market Trust Fund    Level 1             15                   15

                                            ---------            ---------

Total Investments                           $  64,757            $ 355,375

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

Stock Based Incentive Program

ASC 718, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share based payment transactions. The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. There was no stock based compensation for the periods ended June 30, 2012 and June 30, 2011.

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

As of June 30, 2012, Regal held 315,500 Neuralstem shares valued at $290,260. Of the total shares held at June 30, 2012, only 253,000 have been recorded as a current asset with the remaining 62,500 shares pledged to secure notes payable to officers. The shares recorded as current assets constitute working capital available to Regal as of June 30, 2012. Regal also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. In the second quarter of 2012, the unrealized loss for this warrant was $39,600 compared to a $162,000 loss recorded the second quarter ending June 30, 2011. This option was priced using fair market valuation. This Neuralstem warrant is carried as a long term investment.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 5 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of June 30, 2012 and at December 31, 2011 are 3,633,067 of $0.001 par value common shares.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of June 30, 2012 and December 31, 2011, the Company had authorized 50,000,000 total preferred shares with 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the six months ended June 30, 2012 and the year ended December 31, 2011, no dividends have been declared on the Series A or Series B convertible preferred stock.

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

At June 30, 2012, 253,000 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet with 62,500 shares held as a pledge against notes payable to officers in the investments section of the Balance Sheet. Regal One also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. This resulted in posting an unrealized gain of $466,600 in the first quarter of 2009. In the second quarter of 2012, the unrealized loss was $39,600. This Neuralstem warrant is carried as a long term investment with a current value of $63,900.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party transactions in the second quarter of 2012 included accounting consulting fees of $14,100 earned by Bernard L. Brodkorb who is a Director of Regal One.  These fees have not been paid and are currently held as Accounts Payable – Related party.  Interest was also accrued against notes payable to officers in the amount of $673.  This accrued interest plus all previously accrued interest on the notes payable to officers were renegotiated and consolidated into one single note with the two outstanding notes of $20,000 and $25,000.  The current single note payable to officers is in the amount of $47,366 and has 62,500 shares of Neuralstem stock pledged as collateral against this note as described above in Note 6 - Investments. This note bears interest at a rate of 6% per annum and is due with interest thereon as of December 31, 2012.  There is currently no interest accrued on this note as of June 30,2012.

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

Portfolio Investments

During the three months ended June 30, 2012, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments

                                                      Value of Investments

     Name of Company                 Investment      as of June 30, 2012

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $290,260

Neuralstem, Inc.                    Warrants                       63,900

Rampart Detection Systems           Common Stock                    1,200

LMP Money Market Trust Fund         Money Market Fund                  15

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

As of June 30, 2012, the Company holds 315,500 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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

Financial Condition Overview

The Company's total assets were $365,577 and its net assets were $252,613 at June 30, 2012, compared to $460,662 and $369,642, respectively, for the period at December 31, 2011. The changes in total assets during the six months ended June 30, 2012 were primarily attributable to a decrease of $24,455 in unrealized appreciation in marketable securities and a loss of $23,400 in unrealized appreciation in stock option investments. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the six months ended June 30, 2012 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the six month period ending June 30, 2012 vs. 2011.

Operating Expenses

For the six months ended June 30, 2012, operating expenses were $70,728 compared to $75,697 for the comparable period of 2011. The decrease for the three month period ending March 31, 2012 compared to the comparable period of 2011 was primarily due to decreased Professional Services expenses of $5,391.

Net Income/ (Loss)

For the six months ending June 30, 2012, our net loss after taxes was $70,778 compared to a loss of $76,497 for the comparable period in 2011. The net change of $4,969 in the six month period ending June 30, 2012 as compared to the comparable period ended June 30, 2011 was attributable to the factors discussed above.

Other increases (decreases) in net assets from investments

For the six months ended June 30, 2012, net assets decreased by $46,302 in excess of the net loss from operations of $70,728.  This loss is primarily from the unrealized loss on portfolio securities and investment warrants of $77,970 combined with the realized gain of $33,519 in the sale of portfolio investments. This compares to an unrealized investment loss of $615,756 for the comparable period in 2011 along with a realized gain of $30,575 in the sale of portfolio investments during that same period. Refer to the Statements of Operations page F-5.

Liquidity and Capital Resources

At June 30, 2012, we had $244,176 in liquid and semi-liquid current assets mainly consisting of $1,118 in cash, $9,083 in Prepaid Insurance expense, a $1,200 deposit, and $232,775 in saleable marketable securities at fair market value. For the three month period ended June 30, 2012, we primarily satisfied our working capital needs through sales of marketable securities. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $6,812.

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of June 30, 2012 held 315,500 shares of Regal's Neuralstem stock. No additional loans were required during the second quarter of 2012, leaving a balance of $45,000 plus $2,366 in accrued interest that have been refinanced into a new consolidated loan in the amount of $47,366 dated June 30, 2012.

From inception, the Company has relied on the infusion of capital through capital share transactions and loans. The Company plans to either: (i) dispose of its current portfolio securities to meet operational needs; or (ii) borrow against such securities via a traditional margin account or other such credit facility. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $11,258. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

For the year ended December 31, 2011 the Company had no operating revenues and operating expenses of $125,446. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first six months of 2012, the Company sold 35,000 shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

   None during the second quarter of 2012.

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

       Dated: August 13, 2012

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

/s/ Charles J. Newman                                     August 13, 2012

By: Charles J. Newman

   Chief Executive Officer, Chief Financial Officer, and

   Director (Principal Executive Officer)

/s/ Malcolm Currie                                        August 13, 2012

By: Malcolm Currie          Director

/s/ Bernard L. Brodkorb                                   August 13, 2012

By: Bernard L. Brodkorb     Director

24