Form 10-Q
period 2012-09-30
REGAL ONE Corp
filed 2012-11-08
CIK 845385

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                       EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2012

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

As of September 30, 2012, there were 3,633,067 shares of common stock, par value $0.001 and 100,000 shares of Series B convertible preferred stock no par, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

1

                            TABLE OF CONTENTS

                   PART I. FINANCIAL INFORMATION

                                                                     PAGE

Item 1. Financial Statements                                         ----

        Balance Sheets                                                F-2

        Schedule of Investments                                       F-3

        Statements of Changes in Net Assets                           F-4

        Statements of Operations                                      F-5

        Statements of Cash Flows                                      F-6

        Statements of Financial Highlights                            F-7

        Notes to Financial Statements                                9-15

Item 2. Management's Discussion and Analysis of Financial Condition and

        Results of Operations                                       16-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk     23

Item 4. Controls and Procedures                                        23

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              24

Item 1A. Risk Factors                                               24-30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    31

Item 3. Defaults upon Senior Securities                                31

Item 4. Submission of Matters to a Vote of Security Holders            31

Item 5. Other Information                                              31

Item 6. Exhibits and Reports on Form 8-K                               31

        Signatures                                                     32

2

PART I  FINANCIAL INFORMATION

REGAL ONE CORPORATION

BALANCE SHEETS

(Unaudited)

                                                 September 30, 2012   December 31, 2011

                              ASSETS             ------------------   -----------------

Assets:

   Cash and cash equivalents                         $    13,021          $     3,106

   Prepaid insurance                                       2,271               22,708

   Investment deposit                                      1,200                1,200

   Marketable securities at fair value                   296,890              277,935

                                                      ----------          -----------

Total current assets:                                    313,382              304,949

Investments:

   Investments in non-affiliated portfolio companies     452,590              373,335

   Less: marketable securities portion                  (296,890)            (277,935)

   Investments in non-affiliated portfolio companies

     Pledged to secure Note Payable – Related Party       78,125               60,313

                                                        --------          -----------

Total investments, net                                   233,825              155,713

                                                        --------          -----------

TOTAL ASSETS                                         $   547,207          $   460,662

                                                      ==========          ===========

                      LIABILITIES AND NET ASSETS

Current liabilities:

   Accounts payable and accrued liabilities          $    11,186          $    25,600

   Accounts payable – Related party                       63,350               18,800

   Note payable – Related party                           47,366               45,000

   Accrued interest – Notes Payable Related Party            716                1,020

   Dividends payable                                         600                  600

                                                      ----------            ---------

Total current liabilities                                123,218               91,020

                                                      ----------            ---------

Stockholders' Equity:

   Preferred stock, no par value

Authorized 50,000,000 shares;

     Series A - Authorized 50,000 shares,

      0 issued and outstanding at September 30, 2012

      and December 31, 2011, respectively                     --                   --

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at September 30, 2012

      and December 31, 2011, respectively                    500                  500

   Common stock, par value $0.001,:

     Authorized 50,000,000 shares; 3,633,067 shares

     issued and outstanding at September 30, 2012

     and December 31, 2011, respectively                   3,633                3,633

   Additional paid-in capital                          8,373,060            8,373,060

   Accumulated deficit                                (7,953,204)          (8,007,551)

                                                     -----------          -----------

  Total net assets                                       423,989              369,642

                                                     -----------          -----------

TOTAL LIABILITIES AND NET ASSETS                     $   547,208         $    460,662

                                                    ============          ===========

Net asset value per outstanding share                $     0.117         $      0.102

    The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

Equity Investments:

                        Description         Percent    Carrying Cost  Discounted

Company                 of Business         Ownership   Investment    Fair Value  Affiliation

Neuralstem, Inc. (CUR)  Biomedical company     1%       $ 12,877  (1)    $375,000      No

Neuralstem, Inc. Warrant                                  50,000  (2)     155,700      No

Rampart Detection Systems Ltd                              1,200  (3)       1,200      No

Money Market Fund                                             15  (4)          15      No

                                                       ---------        ---------

      Total Investments                                 $ 64,092      $   531,915

                                                       =========        =========

(1) As of September 30, 2012 there were 300,000 Neuralstem shares held reported on a fair value basis at the closing market price of $1.25 with no reduction in Fair Market Value applied. 15,500 shares were sold in the third quarter. All common shares held have been recorded as a current asset.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of September 30, 2012 using a Black-Scholes Option Pricing model, a $155,700 value has been assigned to these warrants including a 10% discount assigned by management due to low trading volumes and volatility of Neuralstem stock.  There is currently no market for Neuralstem options carried as an investment.

To calculate the September 30, 2012 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Term of option in years: 10.0

   Neuralstem Common Stock closing price on 09/30/2012:  1.25

   Annual volatility based on a four year data sample:  71.058%

   Discount Rate based on Daily Treasury Bills long term rates on 06/30/12: -.04%

   Management estimated discount applied to fair market value: 10.0%

(3) Regal purchased Common Stock valued at cost of $1,200 as an investment in Rampart Detection Systems Ltd.

(4) The company had $15 in a money market fund as of 9/30/2012 with a investment brokerage.

The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

                                             Nine Months Ended   Nine Months Ended

                                               Sept 30, 2012      Sept 30, 2011

                                              ---------------    ---------------

OPERATIONS:

Net loss from operations Before Taxes             $   (94,930)     $ (121,256)

Net realized gain on portfolio securities              52,641          30,575

Net change in unrealized appreciation

  (depreciation) of portfolio securities               38,935        (322,256)

Net change in valuation of stock options               60,300        (468,900)

Income tax expense                                        (50)           (800)

Interest expense – Related party                       (2,063)             (0)

Interest expense                                         (487)           (802)

                                                  ------------     ----------

Net increase(decrease) in net assets

 Resulting from operations                             54,347        (883,440)

SHAREHOLDER ACTIVITY:

    Declared dividend                                      --            (600)

NET INCREASE(DECREASE) IN NET ASSETS                   54,347        (884,040)

NET ASSETS:

     Beginning of period                              369,642       1,501,754

     End of period                                    423,989         617,714

     Average net assets                               396,815       1,059,734

                                                    =========       =========

Ratios to average net assets:

     Net operating expenses                            23.9%           11.4%

     Net investment gain(loss)                         13.7%          (83.4)%

Per share ratios:

     Operating expense ratio                            2.6%            3.3%

     Net gain(loss) ratio                               1.5%          (24.3)%

The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION.

STATEMENTS OF OPERATIONS

(Unaudited)

                                      Three Months   Three Months   Nine Months    Nine Months

                                         Ended          Ended          Ended         Ended

                                      Sept 30 2012   Sept 30 2011   Sept 30 2012   Sept 30 2011

                                      -------------  -------------  ------------  ------------

Investment income:                     $      --       $     --    $      --       $     --

Operating expenses:

 Professional services                     1,290         20,105       25,451         51,907

 Accounting fees – related party          14,100         16,350       44,550         44,550

 Other selling, general and

 administrative expenses                   8,812          8,804       24,929         24,499

 Penalties and Fines

300

 300

                                        ---------      ---------   ---------      ---------

Total operating expenses                  24,202         45,559       94,930        121,256

                                        ---------      ---------   ---------      ---------

Operating loss                           (24,202)       (45,559)     (94,930)      (121,256)

Net loss before provision

 for income taxes                        (24,202)       (45,559)     (94,930)      (121,256)

Income tax expenses                            0              0           50            800

                                        ---------     ----------   ---------     ----------

Net loss                                 (24,202)       (45,559)     (94,980)      (122,056)

                                        ==========     ==========  ==========     ==========

 Net realized gain on portfolio           19,122             --       52,641         30,575

  Net change in unrealized

  (depreciation) appreciation in

  portfolio investments                   85,405        (71,000)      38,935      (322,256)

  (Depreciation)/Appreciation

   of stock options                       91,800       (104,400)      60,300      (468,900)

  Interest expense                           (32)          (510)        (487)         (802)

  Interest expense – Related Party          (717)            --       (2,063)           --

                                        ---------     ----------   ---------     ----------

Net increase (decrease) in net assets

  resulting from operations           $  171,377     $ (221,470)  $   54,347    $ (883,440)

                                       ==========     ==========  ==========     ==========

Weighted average number of

      common shares - basic            3,633,067      3,633,067    3,633,067      3,633,067

Basic earnings per share                $  0.047       $ (0.061)    $  0.015       $ (0.243)

Weighted average number of

   fully diluted shares               13,633,067     13,633,067   13,633,067     13,633,067

Diluted earnings per share              $  0.013       $ (0.061)    $  0.004       $ (0.243)

                                       ==========    ==========   ==========     ==========

The accompanying notes are an integral part of the financial statements.

                                   REGAL ONE CORPORATION

                                  STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended  Nine Months Ended

                                                    Sept 30, 2012       Sept 30, 2011

                                                      (Unaudited)         (Unaudited)

                                                   ------------------  ----------------

Cash flows from operating activities:

Net increase (decrease) in net assets

   from operations                                      $     54,347         $(883,440)

Adjustments to reconcile net increase (decrease)

    in net assets resulting from operating activities:

      Realized gain on sale of marketable securities         (52,641)          (30,575)

      Unrealized (gain) loss on short term investments       (36,768)          322,900

      Unrealized (gain) loss on stock option investments     (60,300)          468,900

      Increase in investment deposit                              --                --

Changes in operating assets and liabilities:

      Decrease in prepaid expense                             20,437            20,876

Increase/(Decrease) in accounts payable, accrued

        Expenses, and taxes                                  (14,414)           14,480

Increase/(Decrease) in accounts payable – Related party       44,550               363

                                                            ---------          --------

Net cash used in operating activities                        (44,789)          (86,496)

Cash flows from investing activities:

      Proceeds from sale of marketable securities             52,641            30,575

                                                           ---------          --------

Net cash provided by investing activities                     52,641            30,575

Cash flows from financing activities:

      Increase (decrease) in related party

        Loans and interest on loans                            2,063            32,500

                                                           ---------          --------

Net cash provided by financing activities                      2,063            32,500

Net change in cash                                             9,915           (19,521)

Cash at beginning of period                                    3,106            23,009

                                                           ---------          --------

Cash at end of period                                   $     13,021        $    3,488

                                                       =============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                              $          --         $       --

  Cash paid for income tax                            $          --         $       --

                                                         ----------           --------

  Non-Monetary Transactions:

    Unrealized gain (loss) in security investments           36,768           (322,900)

    Unrealized gain (loss) in stock option investment        60,300           (468,900)

                                                      -------------        -----------

Total non-monetary transactions                              97,068           (791,800)

                                                      =============        ===========

      The accompanying notes are an integral part of the financial statements.

                            REGAL ONE CORPORATION

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

                                          Nine Months Ended  Nine Months Ended

                                           Sept 30, 2012      Sept 30, 2011

                                            (Unaudited)         (Audited)

                                         ----------------    ---------------

  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:

Net income (loss) from operations              $ (0.026)      $ (0.033)

Net realized gain on portfolio securities         0.014          0.008

Net change in unrealized (depreciation)

   appreciation of portfolio companies            0.011         (0.089)

Net change in unrealized (deprecation)

   appreciation of stock option investment        0.017         (0.130)

Net income tax expense

     --        (0.0002)

                                              ---------      ---------

Total from investment operations                 (0.016)        (0.243)

SHAREHOLDER ACTIVITY

    Declared dividend                                --             --

                                              =========        =======

NET INCREASE IN NET ASSETS                        0.015         (0.244)

                                              =========        =======

NET ASSETS

    Beginning of period                           0.102          0.413

    End of period                                 0.117          0.170

                                              =========      =========

TOTAL NET ASSET VALUE RETURN                       13.7%         (83.4)%

RATIOS AND SUPPLEMENTAL DATA:

Ratios to average net assets:

    Net expenses                                  23.9%          11.4%

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

                              ASC 820                          Fair Market

                              Level of      Carrying Cost      Value as of

Equity Investments:          Investment      Investment      Sept 30, 2012

Neuralstem, Inc.(CUR)          Level 1      $  12,877            $ 375,000

Neuralstem Warrant             Level 3         50,000              155,700

Rampart Detection Systems Ltd  Level 1          1,200                1,200

LMP Money Market Trust Fund    Level 1             15                   15

                                            ---------            ---------

Total Investments                           $  64,092            $ 531,915

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

Stock Based Incentive Program

ASC 718, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share based payment transactions. The Company adopted ASC 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. There was no stock based compensation for the periods ended Sept 30, 2012 and Sept 30, 2011.

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

In late December 2006, the shares began trading on the OTC: BB under the ticker symbol NRLS.OB. On February 5, 2007, the Company distributed 500,473 Neuralstem shares to its shareholder of which 35,038 were returned to the Company's ownership in connection with the settlement of the Eco Litigation. On August 27, 2007, Neuralstem shares began trading on the American Stock Exchange under the symbol CUR.

As of September 30, 2012, Regal held 300,000 Neuralstem shares valued at $375,000. Of the total shares held at September 30, 2012, only 237,500 have been recorded as a current asset with the remaining 62,500 shares pledged to secure notes payable to officers. The shares recorded as current assets constitute working capital available to Regal as of September 30, 2012. Regal also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. In the third quarter of 2012, the unrealized gain for this warrant was $91,800 compared to a $104,400 loss recorded the third quarter ending September 30, 2011. This option was priced using fair market valuation. This Neuralstem warrant is carried as a long term investment.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 5 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of September 30, 2012 and at December 31, 2011 are 3,633,067 of $0.001 par value common shares.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of September 30, 2012 and December 31, 2011, the Company had authorized 50,000,000 total preferred shares with 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the nine months ended September 30, 2012 and the year ended December 31, 2011, no dividends have been declared on the Series A or Series B convertible preferred stock.

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

At September 30, 2012, 237,500 Neuralstem shares held were classified as Marketable Securities in the current assets section of the Balance Sheet with 62,500 shares held as a pledge against notes payable to officers in the investments section of the Balance Sheet. Regal One also has one ten year warrant at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares.

In the first quarter of 2009 the Company implemented ASC 820 fair market valuation using a Black-Scholes Option Pricing model for this Neuralstem warrant. In the third quarter of 2012, the unrealized gain was $91,800. This Neuralstem warrant is carried as a long term investment with a current value of $155,700.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party transactions in the third quarter of 2012 included accounting consulting fees of $14,100 earned by Bernard L. Brodkorb who is a Director of Regal One.  These fees have not been paid and are currently held as Accounts Payable – Related party.  The total balance payable to Bernard L. Brodkorb for his services was $63,350 and $18,800 as of September 30, 2012 and December 31, 2011, respectively.

Interest was also accrued against notes payable to officers in the amount of $716.  This accrued interest is associated with one current single note payable to officers in the amount of $47,366 and has 62,500 shares of Neuralstem stock pledged as collateral against this note as described above in Note 6 - Investments. This note bears interest at a rate of 6% per annum and is due with interest thereon as of December 31, 2012.  There is currently $716 interest accrued on this note as of September 30, 2012.

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

Portfolio Investments

During the three months ended September 30, 2012, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments

                                                      Value of Investments

     Name of Company                 Investment      as of September 30, 2012

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $375,000

Neuralstem, Inc.                    Warrants                      155,700

Rampart Detection Systems           Common Stock                    1,200

LMP Money Market Trust Fund         Money Market Fund                  15

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

As of September 30, 2012, the Company holds 300,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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

Financial Condition Overview

The Company's total assets were $547,207 and its net assets were $423,989 at September 30, 2012, compared to $460,662 and $369,642, respectively, for the period at December 31, 2011. The changes in total assets during the nine months ended September 30, 2012 were primarily attributable to an increase of $38,935 in unrealized appreciation in marketable securities and a gain of $60,300 in unrealized appreciation in stock option investments. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the nine months ended September 30, 2012 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the three month period ending September 30, 2012 vs. 2011.

Operating Expenses

For the three months ended September 30, 2012, operating expenses were $24,202 compared to $45,559 for the comparable period of 2011. The decrease for the three month period ending September 30, 2012 compared to the comparable period of 2011 was primarily due to decreased Professional Services expenses of $18,815.

Net Income/ (Loss)

For the three months ending September 30, 2012, our net loss after taxes was $24,202 compared to a loss of $45,559 for the comparable period in 2011. The net change of $21,357 in the three month period ending September 30, 2012 as compared to the comparable period ended September 30, 2011 was attributable to the factors discussed above.

Other increases (decreases) in net assets from investments

For the three months ended September 30, 2012, net assets increased by $171,377 in excess of the net loss from operations of $24,202.  This increase is primarily from the unrealized gain on portfolio securities and investment warrants of $177,205 combined with the realized gain of $19,122 in the sale of portfolio investments. This compares to an unrealized investment loss of $175,400 for the comparable period in 2011 and no realized positions in the sale of portfolio investments during that same period. Refer to the Statements of Operations page F-5.

Result of Operations for the nine month period ending September 30, 2012 vs. 2011.

Operating Expenses

For the nine months ended September 30, 2012, operating expenses were $94,930 compared to $121,256 for the comparable period of 2011. The decrease for the nine month period ending September 30, 2012 compared to the comparable period of 2011 was primarily due to decreased Professional Services expenses of $26,456.

Net Income/ (Loss)

For the nine months ending September 30, 2012, our net loss after taxes was $94,980 compared to a loss of $122,056 for the comparable period in 2011. The net change of $27,076 in the nine month period ending September 30, 2012 as compared to the comparable period ended September 30, 2011 was attributable to the factors discussed above.

Other increases (decreases) in net assets from investments

For the nine months ended September 30, 2012, net assets increased by $54,347 in excess of the net loss from operations of $94,980.  This increase is primarily from the unrealized gain on portfolio securities and investment warrants of $99,235 combined with the realized gain of $52,641 in the sale of portfolio investments. This compares to an unrealized investment loss of $791,156 for the comparable period in 2011 along with a realized gain of $30,575 in the sale of portfolio investments during that same period. Refer to the Statements of Operations page F-5.

Liquidity and Capital Resources

At September 30, 2012, we had $313,382 in liquid and semi-liquid current assets mainly consisting of $13,021 in cash, $2,271 in Prepaid Insurance expense, a $1,200 deposit, and $296,890 in saleable marketable securities at fair market value. For the three month period ended September 30, 2012, we primarily satisfied our working capital needs through sales of marketable securities. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $6,812.

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of September 30, 2012 held 300,000 shares of Regal's Neuralstem stock. No additional loans were required during the third quarter of 2012, leaving a balance of $47,366 plus $716 in accrued interest.

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

Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $10,547. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

For the year ended December 31, 2011 the Company had no operating revenues and operating expenses of $125,446. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first nine months of 2012, the Company sold 50,500 shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At September 30, 2012, 99% of the Company's investments asset value resulted from a single portfolio holding.

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

   None during the third quarter of 2012.

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

       Dated: November 7, 2012

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

/s/ Charles J. Newman                                     November 7, 2012

By: Charles J. Newman

   Chief Executive Officer, Chief Financial Officer, and

   Director (Principal Executive Officer)

/s/ Malcolm Currie                                        November 7, 2012

By: Malcolm Currie          Director

/s/ Bernard L. Brodkorb                                   November 7, 2012

By: Bernard L. Brodkorb     Director

21