Form 10-K
period 2012-12-31
REGAL ONE Corp
filed 2013-04-11
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of accelerated filer, large accelerated filer and smaller reporting company in rule 12b-2 of the Exchange Act. (Check one.)

    Large accelerated filer  []      Accelerated filer []

    Non Accelerated filer    [X]     Smaller Reporting Company []

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $143,164 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity on the over-the-counter pink sheet market (OTC Pink Sheets), as of the last business day of the registrant's most recently completed second fiscal quarter.

As of March 29, 2013, there were: 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

TABLE OF CONTENTS

                                                                        Page

                                    PART I

ITEM 1.     Business                                                       4

Item 1A.    Risk Factors                                                 8-14

Item 1B.    Unresolved Staff Comments                                     15

Item 2.     Properties                                                    15

Item 3.     Legal Proceedings                                             15

Item 4.     Mine Safety Disclosures

  15

                                    PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder

              Matters and Issuer Purchases of Equity Securities           16

Item 6.     Selected Financial Data                                       18

Item 7.     Management's Discussion and Analysis of Financial Condition

                And Results of Operations                                 19

Item 7A.    Quantitative an Qualitative Disclosures About Market Risk     23

Item 8.     Financial Statements and Supplementary Data                   23

Item 9.     Changes in and Disagreements with Accountants on Accounting

                And Financial Disclosure                                  24

Item 9A.    Controls and Procedures                                       24

Item 9B.    Other Information                                             25

                                   PART III

Item 10.    Directors, Executive Officers and Corporate Governance        26

Item 11.    Executive and Director Compensation                           27

Item 12.    Security Ownership of Certain Beneficial Owners and

                 Management and Related Stockholder Matters               29

Item 13.    Certain Relationships and Related Transactions, and Director

                 Independence                                             30

Item 14.    Principal Accountant Fees and Services                        30

                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules                    31

Signatures                                                                32

Report of Independent Registered Public Accounting Firm                   F1

Financial Statement Schedules                                          F2-F8

Notes to Financial Statements                                          33-41

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

DESCRIPTION OF BUSINESS

Overview

Regal One Corporation (“Regal”, or the “Company”) is a financial services company which coaches and assists biomedical companies, through our network of professionals, in listing their securities usually on the over-the-counter pink sheet market. Since inception we have been involved in a number of industries.

Regal was initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our Board of Directors determined it was in our shareholders best interest to change the focus of the company's operation to providing financial services through our network of advisors and professionals.

Typically these services are provided to early stage biomedical companies who can benefit from our managerial skills, network of professional consultants and other partners.

During our clients' early stage of development, they typically have limited resources and may compensate us for our services in capital stock. Accordingly, although our primary business is to provide consulting services and not to be engaged in the business of investing, reinvesting, owning, holding or trading in securities, we may nonetheless be considered an investment company as that term is defined in the Investment Company Act of 1940 (1940 Act). In order to lessen the regulatory restrictions associated with the requirements of the 1940 Act, on June 16, 2005 we elected to be treated as a Business Development Company (BDC) in accordance with sections 55 through 65 of the 1940 Act.

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

Portfolio Investments

Our investment portfolio is summarized as follows:

                                                           Carrying Value

Name of Company                        Investment        of Investment as of

                                                            Dec. 31, 2012

Neuralstem, Inc. (OTC Pink Sheet: CUR)   Common Stock        $   305,200  (1)

Neuralstem, Inc.                         Warrant                 118,800  (1)

Western Asset Money Market Fund          Money Market Fund           372

Rampart Detections Systems Ltd.          Common Stock              1,200  (2)

   -----------

Total                                                           $425,572

See also Schedule F-3 Schedule of Investments and Note 4 Investments in Notes to Financial Statements.

(1) At December 31, 2012, we held 280,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of $5.00 per share.

(2) The Company has an investment in the common stock of Rampart Detection Systems Ltd.

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

Audit Committee:

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board. Such responsibilities shall include but not be limited to the selection, and if necessary, the replacement of the Company's independent registered public accounting firm; the review and discussion with such independent registered public accounting firm and the Company's internal audit department of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the Company's annual report on Form 10-K.

The Company's Audit Committee and Compensation Committee are comprised of one director. We anticipate that additional board members will be admitted and will augment the current audit committee. In January 2009, Mr. Bernard L. Brodkorb was accepted as a Regal Board Member and Director. Mr. Brodkorb is a licensed Certified Public Accountant (CPA) who is a qualified financial expert and will be actively participating on the Audit Committee.

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

Item 1A. RISK FACTORS

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

The Company Has Historically Lost Money and Losses May Continue in the Future:

Except for 2009 when the Company booked a net operating gain of $514,737 including an unrealized appreciation in value of our stock option investment of $805,900, the Company has historically lost money. For the year ended December 31, 2012 the Company had a net investment loss of $122,173 excluding our realized and unrealized gain from investments. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations and future losses are likely to occur.

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,421,673 at December 31, 2012. The net investment loss was $122,173 for the twelve month period ended December 31, 2012 compared to a net investment loss of $127,996 for the same period last year. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern depends upon obtaining sufficient financing to maintain adequate liquidity until such time as operations produce positive cash flow. However, there can be no assurance these actions will be successful.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

The Company's cash expenses are very large relative to its cash flow which requires the Company continually to sell shares from its investments. This could result in substantial dilution to our shareholders equity or our ability to continue in operations should additional capital not be raised:

For years ended December 31, 2012 and December 31, 2011 the Company had no investment income and had operating expenses of $122,173 and $127,996 respectively. Consequently, the Company was required to sell shares of the Company's inventory of investment common stock to raise the cash necessary to pay ongoing expenses. Net proceeds from the sale of securities in 2012 amounted to $76,639. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in net asset value for the Company's stockholders. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

Regulations governing operations of a business development company will affect the Company's ability to raise, and the way in which the Company raises additional capital. This could result in the Company not being able to raise additional capital and accordingly cease operations:

Under the provisions of the 1940 Act, the Company is permitted, as a business development company, to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of portfolio assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to sell a portion of its investments and, depending on the nature of the Company's leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices. Applicable law requires that business development companies may invest 70% of its assets only in privately held U.S. companies, small, publicly traded U.S. companies, certain high-quality debt, and cash. The Company is not generally able to issue and sell common stock at a price below net asset value per share. The Company may, however, sell common stock, or warrants, options or rights to acquire common stock, at prices below the current net asset value of the common stock if the Board of Directors determines that such sale is in the best interests of the Company and its stockholders approve such sale. In any such case, the price at which the Company's securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount)

The success of the Company will depend in part on its size, and in part on management's ability to make successful investments:

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

The Company's common stock is trading at a substantial discount to net asset value:

The following summarizes the Company's approximate net asset value per common share and corresponding stock price:

As of December 31,         2012

 2011      2010     2009      2008

  Net Asset Value         $0.09     $0.10     $0.41    $0.45     $0.31

  Stock Price*             0.07      0.06      0.06     0.03      0.11

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

Our common stock is traded on the "Over-the-Counter Pink Sheet" market, which may make it more difficult for investors to resell their shares due to suitability requirements:

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At December 31, 2012, 91% of the Company's asset value resulted from a single portfolio holding.

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

The market values of publicly traded portfolio companies are likely to be extremely volatile:

Our clients tend to be early stage biotech companies. As a result, their operations and futures are highly dependent on their ability to develop products and successfully bring them to the marketplace. Unlike more seasoned companies with historical financial projections that can be used to evaluate performance, our clients typically do not possess such historical figures. Accordingly, the publically traded shares of our portfolio companies will generally be thinly traded and may be subject to volatile swings in value.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

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

Item 3. LEGAL PROCEEDINGS

As of the date of this annual report and subsequent events, there are no  material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no other material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 4. MINE SAFETY DISCLSOURES

Not applicable.

                                  PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

         Quarter Ending          Quarterly High  Quarterly Low

   Dec. 31, 2012              $ 0.25          $0.02

         Sep. 30, 2012              $ 0.10          $0.04

         Jun. 30, 2012              $ 0.09          $0.04

         Mar. 31, 2012              $ 0.09          $0.04

   Dec. 31, 2011              $ 0.06          $0.06

         Sep. 30, 2011              $ 0.06          $0.06

         Jun. 30, 2011              $ 0.15          $0.15

         Mar. 31, 2011              $ 0.08          $0.08

         Dec. 31, 2010              $ 0.06          $0.03

         Sep. 30, 2010              $ 0.06          $0.03

         Jun. 30, 2010              $ 0.10          $0.06

         Mar. 31, 2010              $ 0.10          $0.03

Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company's common stock will be sustained or grow in the future.

Holders of record

As of March 15, 2013, there were:

     621 shareholders of our common stock; and

     5 shareholders of our preferred stock.

The Company feels the actual number of common stock holders may be significantly higher as 2,386,067 common shares are held in street name which is 65.7% of the total common shares outstanding.

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

There were no sales of Regal One Corporation unregistered securities in 2012 or 2011.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan ("1995 Stock Plan") on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. As of December 31, 2012, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled.

Item 6. SELECTED FINANCIAL DATA

Financial Position as of December 31:

                          2012       2011       2010       2009       2008

                     --------------------------------------------------------

Total assets          $467,401    $460,662  $1,521,219  $1,676,604 $1,181,256

Total liabilities     $149,899     $91,020     $19,465     $41,138    $60,528

Net assets            $317,502    $369,642  $1,501,754  $1,635,466 $1,120,728

Net asset value per

  outstanding share     $0.087      $0.102      $0.413      $0.450     $0.308

Common shares

outstanding          3,633,067  3,633,067    3,633,067   3,633,067  3,633,067

Operating Data for the last five fiscal years ended December 31:

                              2012

    2011       2010       2009       2008

                     --------------------------------------------------------

Total investment income        $-        $-          $-        $-       $-

Total expenses            122,173    127,996     165,436   298,027   314,952

Payable settlement gain         -          -      63,484         -        -

Net investment loss     $(122,173) $(127,996)  $(101,952)$(298,027)$(314,952)

Stock dividends                 $-      $600          $-        $-        $-

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

Financial Condition Overview

The Company's total assets were $467,401 and its net assets were $317,502 at December 31, 2012, compared to $460,662 and $369,642 at December 31, 2011. Net decrease in net assets resulting from operations changed during the twelve months ended December 31, 2012 to a decrease of $52,140 from a decrease of $1,131,512 in 2011. The decrease was mainly attributable to the unrealized losses in our stock investment and warrants during 2011. Net investment loss (total operating expenses) decreased by $5,823 compared to 2011.

During 2012, the Company realized a gain of $76,639 on the sale of investment securities and also had unrealized depreciation in its investment portfolio of $30,006. The Company sold 70,500 shares of portfolio stock at an investment cost of $3,026. The Company also booked an unrealized gain in investments in warrants of $23,400 due to change in the fair value of the stock warrants.

During 2012 the Company increased liabilities by approximately $58,900 which was primarily a result of an increase in a note payable with a related party.

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

The company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,421,673 at December 31, 2012. The net investment loss was $122,173 for the year ended December 31, 2012 compared to a net investment loss of $127,996 for the same period last year. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern depends upon obtaining sufficient financing to maintain adequate liquidity until such time as operations produce positive cash flow. However, there can be no assurance these actions will be successful.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Result of Operations for the twelve month periods ending December 31, 2012 and 2011

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared. The Company did not have any investment income during 2012 or 2011.

Net realized and unrealized gain (loss) on investments, net for the twelve months ended December 31, 2012 and 2011 was a gain of $70,033 and a loss of $1,003,516, respectively. The significant loss during 2011 was primarily related to the decrease in the share price of Neuralstem, Inc.

Operating Expenses

Our operating expenses consist mostly of fees paid to outside attorneys, consultants, and accountants in connection with the advisory services we provide our clients and to a lesser extent for general overhead.

For the year ended December 31, 2012, operating expenses were $122,173 compared to $127,996 for the year ended December 31, 2011. The decrease of $5,823 for the year ended December 31, 2012 as compared to the comparable period of 2011 is primarily attributable to decreases in legal expenses. The Company plans to decrease its operational expenses in 2013 if no more companies are added to our portfolio.

Net Investment Income/(Loss)

For the twelve months ending December 31, 2012, our net investment loss amounted to $122,173. This compares to a loss of $127,996 for the year ended December 31, 2011. The 2012 operating expenses consisted primarily of legal fees, professional services and consulting fees.

The Company anticipates our net investment loss will increase upon the addition of more companies to our portfolio, and if we can hold onto the securities of our portfolio companies for long term capital growth. Currently we have been selling the securities in our investment portfolio to finance our operations.

Liquidity and Capital Resources

At December 31, 2012, we had $467,401 in assets consisting of: $19,121 in cash, $22,708 in prepaid insurance, and $425,572 in investments.

For the twelve month period ended December 31, 2012, we satisfied our working capital needs from cash on hand at the beginning of the period and the net proceeds from the sale of marketable securities in the amount of $79,309. As of December 31, 2012, the Company's net asset value (Equity) was $317,502.

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

Contractual Obligations

                                   Less than   1-3     3-5     More than

                            Total   1 year    years   years     5 years

Insurance financing        $16,519  $16,519   $  -    $  -       $    -

Significant Accounting Estimates and Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our financial statements in addition to those discussed below.

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

Valuation of Portfolio Investments

At December 31, 2012, the Company owned 280,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $305,200 based on the closing market price of the stock. 70,500 shares were sold in 2012 to finance Company operations. 217,500 of these shares are not restricted and are freely tradable with 62,500 shares being restricted as they are held as collateral for a note payable to a related party.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. There is currently no market for Neuralstem stock options. The price of the publicly traded common stock is used as a significant input in the valuation process.

As of December 31, 2012, using a Black-Scholes Option Pricing model, a $118,800 value has been assigned to this warrant including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. Regal recorded a $23,400 unrealized gain on the investment in 2012 due to increases in the fair value as determined by the Black-Scholes model.

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

The financial statements for Regal One Corporation are annexed in PART IV of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 5, 2013, the Audit Committee of the Board of Directors of Regal One Corporation (“Regal” or the “Registrant” or the “Issuer”) engaged the Minneapolis, MN firm of Boulay, Heutmaker, Zibell and Co. P.L.L.P as the Independent Registered Public Accountant to audit Regal One Corporation’s financial statements for the year ending December 31, 2012. During the Registrant’s two most recent fiscal years and any subsequent interim period, Regal One Corporation did not consult with Boulay, Heutmaker, Zibell and Co. P.L.L.P. or any of its members about the application of accounting principles to any specified transaction or any other matter.  The decision to change accountants was approved by the Audit Committee of the Board of Directors of Regal consisting of Charles J. Newman (Chairman), Bernard L. Brodkorb, and Malcom R. Currie.

The engagement effective February 5, 2013 of Boulay, Heutmaker, Zibell and Co. P.L.L.P. as the new Independent Registered Public Accountant for Regal Once Corporation necessarily results in the termination or dismissal of the principal accountant which audited Regal One Corporation’s financial statements for the year ended December 31, 2011, Seale and Beers, CPA’s, Las Vegas, NV.

During the Registrant’s two most recent years ended December 31, 2011 and 2012 and the subsequent interim periods, there were no disagreements between the Registrant and Seale and Beers, CPA’s concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to Seale and Beers, CPA’s satisfaction would have caused them to make a reference to the subject matter of the disagreements in connection with their reports; there were no reportable events as described in Item 304(a)(1)(v)of Regulation S-K.

Seale and Beers, CPA’s report dated April 16, 2012 did not contain any adverse opinion or disclaimer of opinion, but did include an emphasis-of- matter paragraph describing the conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

Regal has provided Seale and Beers, CPA’s with a copy of the foregoing disclosures and requested from Seale and Beers, CPA’s a letter addressed to the Commission stating whether Seale and Beers, CPA’s agrees with the statements made by Regal One Corporation in response to Item 304 (a) of Regulation S-K and, if not, stating the respects in which it does not agree.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, under the direction, supervision, and involvement of the Chief Executive Officer and Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") of the Company. Based on this evaluation, the Chief Executive Officer has concluded that disclosure controls and procedures in place at the Company are not effective to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

(b) Management's Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Company's management, including our Chief Executive Officer and principal financial officers, the Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO-Framework"). Based on the results of this evaluation under the COSO Framework, management has concluded that its internal control over financial reporting was not effective as of December 31, 2012.

The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override. Specifically, there is a lack of segregation of duties as there is only one officer/employee overseeing the finance department. Although the controls are not effective, this material weakness did not result in any material misstatements in our financial statements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules for non-accelerated filers by the Securities and Exchange Commission permitting the company to provide only management's report in this annual report.

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

Item 9B. OTHER INFORMATION

Compensatory Arrangements of Certain Officers

No stock options were issued or stock grants granted during fiscal year 2012. Regal's Chief Executive Officer did not receive any salary or other compensation other than direct expense reimbursements.

Departure of Directors or Certain Officers

None in 2012.

                                   PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2012. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                      Age     Current Position            Position

                                                             Held Since

Charles J. Newman          67     Chairman of the Board,

                                  CEO, CFO, Secretary,

                                  Treasurer, and Director        2008

Dr. Malcolm Currie         85     Director                       1995

Bernard L. Brodkorb        71     Director                       2009

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

BERNARD L. BRODKORB was appointed to the Board of Directors on February 1, 2009. Mr. Brodkorb has served on the Board of Directors of ISA Internationale Inc., a public company, for over eleven years. He has served as Chairman of the Board of Directors, President, Chief Executive Officer, and Chief Financial Officer from February 2001 to present. Mr. Brodkorb has been an independent practicing licensed Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting, and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION

For the year ended December 31, 2012 there was no executive or director compensation. One director received consulting fees for work performed not related to being a director.

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

In 2012 Charles J. Newman filed a periodic Statement of Changes in Beneficial Ownership on Form 4. Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required, we believe its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended December 31, 2012.

EXECUTIVE AND DIRECTOR COMPENSATION

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At the end of fiscal year 2012, there were no outstanding equity awards, unexercised options exercisable or unexercisable, and no equity incentive plan awards that are vested or not vested due to Officers of the Company or outside consultants.

SUMMARY NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2012:

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

No additional Director compensation has been authorized for services for the period from January 1, through December 31, 2012 and through the date of this Form 10-K report filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best knowledge of the Company, as of March 29, 2013 with respect to each person known by us to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address                   Common Share          Percent of

of                                 Equivalents          Common Share

Beneficial owner                beneficially owned   Equivalents owned (1)

Charles J. Newman, Officer and Director

P.O. Box 25610

Scottsdale, AZ 85255                     2,234,300           16.39%

Malcolm Currie, Director (2)

11300 W. Olympic Blvd., Suite 800

Los Angeles, California 90064            2,024,200           14.85%

C.B. Family Trust (Richard Babbitt)(3)

10104 Empyrean Way

Los Angeles, California 90067            1,400,000           10.27%

AB Investments LLC (4)

4235 Cornell Road

Agoura, CA 91301                         3,841,500           28.18%

Aaron Grunfeld (5)

10390 Santa Monica Blvd., 4th Floor

Los Angeles, CA 90025-5057               1,200,000            8.80%

Bernard L. Brodkorb, Director

2560 Rice Street

Saint Paul, MN 55113                        47,000            0.34%

All Officers and Directors as a Group    4,305,550           31.58%

(1) Includes (i) 3,633,067 shares of common stock issued and outstanding as of December 31, 2012, and (ii) 10,000,000 maximum common shares upon the conversion of the Series B preferred class, and totals to 13,633,067 fully diluted common share equivalents outstanding.  Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 30,585 shares (30.6%) are held by a Director of the Company (Dr. Malcolm Currie, 20,242 shares and Charles Newman, 10,343 shares).

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

For the year ended December 31, 2012, Mr. Bernard L. Brodkorb who is a Director of Regal received $58,650 in fee compensation for providing accounting and financial reporting services not related to his duties as a Director of Regal One Corporation. He received $58,650 for these services in 2011 and no compensation for being a Director.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors (Boulay, Heutmaker, Zibell, and Co. P.L.L.P.) for the professional services rendered in connection with the annual audit of the Company's financial statements for the year ended December 31, 2012 was approximately $11,000.

Audit Related Fees: None

Tax Fees: None

All Other Fees: None

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

*  Filed herewith

Financial Statement Schedules

Financial statements required by Item 15 of this form are filed as a separate part of this report following Part IV:

  Report of Independent Registered Public Accounting Firm               F-1

  Balance Sheets at December 31, 2012 and at December 31, 2011          F-2

  Statement of Investments as of December 31, 2012                      F-3

  Statement of Investments as of December 31, 2011                      F-4

  Statements of Changes in Net Assets                                   F-5

  Statements of Operations                                              F-6

  Statements of Cash Flows                                              F-7

  Statements of Financial Highlights                                    F-8

  Notes to Financial Statements                                  Pages 33-41

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

Dated: April 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       NAME                           TITLE                      DATE

/s/ Charles J. Newman      Chief Executive Officer,        April 11, 2013

    Charles J. Newman      Chief Financial Officer, and

                           Chairman of the Board

/s/ Malcolm Currie         Director                        April 11, 2013

    Malcolm Currie

/s/ Bernard L. Brodkorb    Director                        April 11, 2013

    Bernard L. Brodkorb

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Regal One Corporation.

St. Paul, Minnesota

We have audited the accompanying balance sheet, including the schedule of investments, of Regal One Corporation (a Florida Corporation)(the “Company”) as of December 31, 2012, and the related statements of changes in net assets, operations, cash flows and financial highlights for the year ended December 31, 2012. The financial statements of Regal One Corporation as of and for the year ended December 31, 2011, were audited by other auditors whose report dated April 10, 2012, included an emphasis-of-matter paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Regal One Corporation’s management is responsible for these financial statements and financial highlights. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2012, and the results of its operations, its cash flows, and its financial highlights for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and recurring negative cash flows from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Minneapolis, Minnesota

April 11, 2013

REGAL ONE CORPORATION

BALANCE SHEETS

                                                  December 31, 2012 December 31, 2011

                              ASSETS               --------------  ------------------

Assets:

   Investments:

     Investments in non-affiliated companies         $   357,447           $  374,535

     Investments in non-affiliated companies

        Pledged to secure note payable - officer          68,125               60,313

                                                        --------          -----------

    Total investments                                    425,572              434,848

   Cash                                                   19,121                3,106

   Prepaid insurance                                      22,708               22,708

                                                      ----------          -----------

       Total assets                                  $   467,401           $  460,662

                                                      ==========          ===========

                      LIABILITIES

   Accounts payable and accrued liabilities           $   27,550           $   25,600

   Accounts payable – related party                       72,950               18,800

   Note payable - officer                                 47,366               45,000

   Accrued interest-notes payable                          1,433                1,020

   Dividends payable                                         600                  600

                                                      ----------            ---------

        Total liabilities                                149,899               91,020

                                                      ==========          ===========

NET ASSETS

   Preferred stock, no par value

      Series A - 50,000 shares authorized, none issued

        or outstanding                                        -                    -

      Series B - 500,000 shares authorized, 100,000

        issued and outstanding at December 31, 2012

        and 2011

       500                  500

   Common stock, par value $0.001,

     50,000,000 shares authorized; 3,633,067 shares

       issued and outstanding at December 31, 2012

       and 2011

     3,633                3,633

   Additional paid-in capital                         8,373,060             8,373,060

   Losses and distributions in excess of earnings    (8,421,673)           (8,376,140)

   Net unrealized appreciation on investments           361,982               368,589

                                                     -----------          -----------

        Total net assets                                317,502               369,642

                                                     -----------           -----------

TOTAL LIABILITIES AND NET ASSETS                     $  467,401         $     460,662

                                                    ============           ===========

Net asset value per outstanding share of common

   stock                                             $    0.087         $       0.102

                                                    ============           ===========

The accompanying notes are an integral part of these financial statements.

                                  REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                   December 31, 2012

Equity Investments:

    Fair

Description      Percent    Carrying Cost   Market

Company

of Business      Ownership   Investment     Value  Affiliation

Neuralstem, Inc.(CUR)

Biomedical company    1%     $ 12,018 (1)   $305,200      No

Neuralstem Warrant

Biomedical company             50,000 (2)    118,800      No

LMP Money Market Trust

Money Market Fund                 372 (3)        372      No

Rampart Detection Systems

Manufacturing                   1,200 (4)      1,200      No

   ---------      ---------

      Total Investments

  $ 63,590     $  425,572

(1) As of December 31, 2012, there were 280,000 Neuralstem shares held reported on a fair value basis valued at the closing market price of $ 1.09 with no reduction in fair market value applied. 70,500 shares were sold during 2012. 62,500 shares  have been classified as Investments in non-affiliated companies – Pledged to secure note payable - officer.

(2) Regal also has a ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of December 31, 2012 using a Black-Scholes Option Pricing Model, a $118,800 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no market for Neuralstem options carried as an investment. At December 31, 2011 Regal valued the investment at $95,400.

To calculate the December 31, 2012 value of the Neuralstem warrant, management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in warrant: 1,000,000

   Date option was issued: 9/15/2005

   Remaining term of option in years: 2.7

   Neuralstem Common Stock closing price on 12/31/2012:  $1.09

   Annual volatility:  75.033%

   Discount Rate based on Daily Treasury Bills long term rates on 12/31/12: 0.25%

   Management estimated discount applied to fair market value: 10.0%

(3) The Company had $372 in a money market fund at 12/31/2012.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of these financial statements.

                                  REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                   December 31, 2011

Equity Investments:

    Fair

Description      Percent    Carrying Cost   Market

Company

of Business      Ownership   Investment     Value  Affiliation

Neuralstem, Inc.(CUR)

Biomedical company    1%     $ 15,044 (1)   $338,233      No

Neuralstem Warrant

Biomedical company             50,000 (2)     95,400      No

LMP Money Market Trust

Money Market Fund                  15 (3)         15      No

Rampart Detection Systems

Manufacturing                   1,200 (4)      1,200      No

   ---------      ---------

      Total Investments

  $ 66,259     $  434,848

(1) As of December 31, 2011, there were 350,500 Neuralstem shares held reported on a fair value basis valued at the closing market price of $0.965 with no reduction in fair market value applied. 19,500 shares were sold during 2011. 62,500 shares have been classified as Investments in non-affiliated companies – Pledged to secure note payable - officer.

(2) Regal also has a ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of December 31, 2011 using a Black-Scholes Option Pricing Model, a $95,400 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no market for Neuralstem options carried as an investment.

To calculate the December 31, 2011 value of the Neuralstem warrant, management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in warrant: 1,000,000

   Date option was issued: 9/15/2005

   Remaining term of option in years: 3.7

   Neuralstem Common Stock closing price on 12/31/2011:  $0.965

   Annual volatility:  64.548%

   Discount Rate based on Daily Treasury Bills long term rates on 12/31/11: 0.50%

   Management estimated discount applied to fair market value: 10.0%

(3) The Company had $15 in a money market fund at 12/31/2011.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of these financial statements.

                          REGAL ONE CORPORATION

                    STATEMENTS OF CHANGES IN NET ASSETS

                                              For the        For the

                                             Year Ended     Year Ended

                                             December 31,   December 31,

                                                2012            2011

OPERATIONS:                                   ----------    -----------

Net investment loss

               $ (122,173)    $ (127,996)

Net realized gain on investments                 76,639         35,815

Unrealized depreciation of investments          (30,006)      (445,331)

Unrealized appreciation(depreciation)

  of warrant investment

 23,400       (594,000)

                                             ------------   ----------

Net decrease in net assets

  resulting from operations                     (52,140)    (1,131,512)

SHAREHOLDER ACTIVITY:

  Declared dividend                                   -           (600)

NET DECREASE IN NET ASSETS                      (52,140)    (1,132,112)

NET ASSETS:

     Beginning of period                        369,642      1,501,754

     End of period                              317,502        369,642

     Average net assets                        $343,572       $935,698

TOTAL NET ASSET VALUE RETURN                    (15.2%)        (121.0%)

Ratios to average net assets:

     Net expenses                               $118,656      $125,446

     Net investment loss                         (52,140)   (1,132,112)

     Per share ratio expenses                       3.4%          3.5%

     Per share ratio net investment loss           (1.4%)       (31.2%)

The accompanying notes are an integral part of these financial statements.

                                    REGAL ONE CORPORATION.

                                  STATEMENTS OF OPERATIONS

                                                For the Years Ended December 31,

                                                      2012           2011

   -----------     ----------

Investment income                                 $      --      $      --

Operating expenses:

 Professional services                               27,201         33,952

 Accounting fees- related party                      58,650         58,650

 Interest expense                                     3,467          1,607

 Other selling, general and

    administrative expenses                          32,855         33,787

                                                   ---------       --------

    Total operating expenses                        122,173        127,996

                                                   ---------       --------

Net investment loss                                (122,173)      (127,996)

Realized and unrealized gain (loss) on investments

  Net realized gain on investments                   76,639         35,815

  Net unrealized depreciation on investments        (30,006)      (445,331)

  Net unrealized appreciation (depreciation)

    in warrant investment                            23,400       (594,000)

     --------      --------

    Net realized and unrealized gain (loss)

     on investments

      70,033     (1,003,516)

     --------     ---------

Net decrease in net assets resulting

   from operations                              $   (52,140)  $ (1,131,512)

                                                 ==========    ===========

Per share information:

Weighted average common shares outstanding

        Basic                                     3,633,067      3,633,067

        Diluted (1)                              13,633,067     13,633,067

Net investment loss per share:

        Basic and diluted                         $ (0.034)      $ (0.035)

                                                 ==========     ===========

Net decrease in net assets resulting from

  Operations per share:

        Basic and diluted                         $ (0.014)      $ (0.311)

                                                 ==========     ===========

(1) Includes Series B Preferred Shares convertible at 100 for 1.

The accompanying notes are an integral part of these financial statements.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

                                                   For the Years Ended December 31,

                                                            2012          2011

                                                   ------------------  ----------

Cash flows from operating activities:

Net decrease in net assets from operations               $ (52,140) $(1,131,512)

Adjustments to reconcile net decrease

    in net assets from operating activities:

      Realized gain on sale of marketable securities       (76,639)     (35,815)

      Unrealized decrease in investments

        in portfolio companies                              30,006      445,331

      Unrealized (increase) in investment in options       (23,400)     594,000

      Proceeds from sale of investments                     79,309       36,651

      Changes in operating assets and liabilities:

        Prepaid expense                                        --           487

        Accounts payable and

          accrued expenses                                  56,100       25,535

                                                         ---------      --------

Net cash provided by (used in) operating activities         13,236      (65,323)

Cash Flows from financing activities:

      Increase in officer loans                              2,779       46,020

      Dividends payable                                         --         (600)

                                                         ---------      --------

Net cash provided by financing activities                    2,779       45,420

Net change in cash                                          16,015      (19,903)

Cash at beginning of period                                  3,106       23,009

                                                        ----------      --------

Cash at end of period                                   $   19,121    $   3,106

                                                       =============  ===========

The accompanying notes are an integral part of these financial statements.

                            REGAL ONE CORPORATION

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

    Per Common Share Unit Operating Performance

                                              Year Ended      Year Ended

                                             December 31,    December 31,

                                                 2012           2011

                                           ----------------    -----------

OPERATIONS:

Net investment loss from operations           $  (0.033)      $ (0.034)

Net realized gain on portfolio securities         0.021          0.009

Net change in unrealized

  depreciation of portfolio securities           (0.008)        (0.123)

Net change in unrealized

  depreciation of option investments             (0.006)        (0.163)

Interest expense                                 (0.000)        (0.000)

                                               ---------       --------

Net decrease in net assets

  from operations                                (0.014)        (0.311)

SHAREHOLDER ACTIVITY

    Declared dividend                                --             --

                                               --------        --------

NET DECREASE IN NET ASSETS                      $(0.014)        (0.311)

NET ASSET VALUE, BEGINNING OF PERIOD            $ 0.102          0.413

NET ASSET VALUE, END OF PERIOD                  $ 0.087          0.102

                                              =========         =======

TOTAL NET ASSET VALUE LOSS                       (15.2%)       (121.0%)

                                               =========        ========

RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period                      $317,502        $369,642

                                             ===========     ===========

Ratios to average net assets:

    Net expenses                                  34.5%           13.4%

    Net investment loss                          (15.2%)        (121.0%)

The accompanying notes are an integral part of these financial statements.

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company" or "Regal One"), located in Scottsdale, Arizona, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation.

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

Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP").

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: the valuation of portfolio investments and the assumptions used as part the going concern analysis. It is at least reasonably possible that these estimates will change in the future. Actual amounts may differ from these estimates, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

Valuation of Portfolio Investments

Investments are reported on the balance sheet at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as follows:

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained. The Company uses the Black-Scholes pricing model to determine the fair value of the Company’s warrant investments.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, "Affiliated Investments" are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, "Non-affiliated Investments" are defined as investments that are neither Control Investments nor Affiliated Investments. The Company has no control investments or affiliated investments as defined under the 1940 Act.

Cash and cash equivalents

Cash consists of balances and may include instruments with maturities of three months or less at the time of purchase and cash equivalent balances on deposit with investment brokerage firms.

Net Decrease in Net Assets from Operations per Share

Basic net decrease in net assets from operations per share is computed by dividing the net decrease in net assets from operations amount adjusted for cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase (decrease) in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options and from the assumed conversion of the Series B Convertible Preferred Stock. Diluted net decrease in net assets from operations per share is computed by dividing the net decrease in net assets from operations amount adjusted for cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For all periods presented the above potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

Income Taxes

The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis. Income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Management has established a valuation allowance to reduce deferred tax assets to the amounts expected to be realized in future years. For years before 2009, the Company is no longer subject to U.S. Federal income tax examinations.

Advertising

The Company expenses advertising costs when incurred. There were no advertising fees incurred during the period.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments are calculated using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

REGAL ONE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

NOTE 3 - FAIR VALUE OF FINANCICAL INSTRUMENTS

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

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of cash, and accounts payable, note payable officer, and accrued interest approximates fair value due to the short maturity nature of these instruments.

Assets measured at fair value on a recurring basis at December 31, 2012:

                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 12,018       $305,200

LMP Money Market Trust Fund    Level 1            372            372

Investment Deposit             Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000        118,800

                                            ---------      ---------

  Total investments                          $ 63,233       $425,572

Assets measured at fair value on a recurring basis at December 31, 2011:                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 15,044       $338,233

LMP Money Market Trust Fund    Level 1             15             15

Investment Deposit             Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000         95,400

                                            ---------      ---------

  Total investments                          $ 66,259       $434,848

REGAL ONE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

Beginning balance as of December 31, 2011

$  95,400

Net change in unrealized appreciation

  of stock options

   23,400

       ---------

Ending balance as of December 31, 2012

$ 118,800

Beginning balance as of December 31, 2010

     $  689,400

Net change in unrealized depreciation

  of stock options

 (594,000)

       ---------

Ending balance as of December 31, 2011

$  95,400

The table below presents the significant unobservable inputs used to value the Company’s Level 3 financial instruments:

    Level 3 financial

  Significant unobservable inputs

Significant unobservable inputs

      instruments            by valuation technique

    as of December 31, 2012

       Warrants

  Black-Scholes Option Pricing Model:

Expected term

2.7 years

                        Risk free rate

0.25%

                              Annual volatility

75.033%

                              Fair value of stock

$1.09 per share

                              Dividend rate

0%

                              Liquidity discount

10%

NOTE 4 - EQUITY TRANSACTIONS

Common Stock

The Company has 50,000,000 shares of common stock, par value $.001, authorized with 3,633,067 issued and outstanding shares.  If all outstanding preferred equity were converted the outstanding shares would increase to 13,633,067.

Preferred Stock

The Company's Certificate of Incorporation allows for segregating the preferred stock into separate series. As of December 31, 2012, the Company had authorized 50,000,000 shares of total preferred stock; 50,000 shares of Series A preferred stock with no shares outstanding; 500,000 shares of Series B convertible preferred stock were authorized and 100,000 shares of Series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class shareholders' voted by a large majority to void the dividend preference. At the option of the holder of Series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to the now outstanding 100,000 shares. For the years ended December 31, 2012, and 2011, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 5 - INVESTMENTS

Neuralstem, Inc.

At December 31, 2012, the Company owned 280,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $305,200 based on the closing market price of the stock. 70,500 shares were sold in 2012 to finance Company operations. 217,500 of these shares are not restricted and are freely tradable with 62,500 shares being restricted as they are held as collateral for a note payable to a related party.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. There is currently no market for Neuralstem stock Options. The price of the underlying publicly traded common stock is used as a significant input in the valuation process.

As of December 31, 2012, using a Black-Scholes Option Pricing model, a $118,800 value has been assigned to this warrant including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. Regal recorded a $23,400 unrealized gain on the investment in 2012 due to increase in the fair value as determined by the Black-Scholes model.

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

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

At December 31, 2012 and 2011, the Company had a federal operating loss carry forward of $2,672,423 and $2,719,071 respectively. Under IRC Section 172(b)(3), the taxpayer elects to relinquish the entire two year carryback period with respect to any regular tax and AMT net operating loss incurred during the current tax year. Regal became a BDC in June 2005. The deferred tax expires in the periods between 2019 to 2030.

The provision for income taxes consisted of the following components for the years ended December 31, 2012 and 2011:

                                            2012          2011

                                         ---------     ----------

   Current:

        Federal                                --           --

        State                                  --           --

   Deferred:                                   --           --

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

   Deferred tax assets:                     2012          2011

                                        ---------      --------

   Net operating loss carry forward    $1,143,797    $ 1,163,762

                                        ------------   ----------

          Total deferred tax assets    $1,143,797    $ 1,163,762

   Less: Valuation allowance           (1,143,797)    (1,163,762)

                                       ------------   ----------

    Net deferred tax assets            $      --     $        --

FASB authoritative guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $1,143,797 and $1,163,762, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. In assessing the recovery of the deferred tax assets, management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011. Net Deferred Tax Assets are not presented on our Balance Sheets.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

                                              2012           2011

Federal statutory tax rate                   (34.0)%        (34.0)%

State taxes, net of federal tax benefit  (8.8)%       (8.8)%

Increase in valuation allowance          42.8%        42.8%

Effective tax rate                          0%            0%

NOTE 7 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2012 Bernard L. Brodkorb who is a Director of Regal received $58,650 in fee compensation for providing accounting and financial reporting services not related to his duties as a Director of Regal One Corporation and no compensation for his Director duties. In 2011 he received $58,650 for these services and no compensation for being a Director.  As of the year ended December 31, 2012, Bernard L. Brodkorb has a balance owed in accounts payable of $72,950 for services rendered.  There was $18,800 owed in accounts payable due to Bernard L. Brodkorb for services rendered as of December 31, 2011.

The Company has an outstanding note payable due to Charles J. Newman in the amount of $47,366 with accrued interest due of approximately $1,433 as of December 31, 2012.  The note accrues interest at 6% per annum and is collateralized with 62,500 shares of Neuralstem common stock held as an investment.  The note was due in full with interest at the option of the Company on December 31, 2012.  Although the option to pay in full is upon the Company, these notes are considered to be in default as of the date of this filing.

NOTE 8 - Legal Proceedings

As of the date of this report and subsequent events, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no other material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

REGAL ONE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

Note 9 - Quarterly Financial Data (Unaudited)

For the year ended December 31, 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$-	$-	$-	$-
Net loss	$(37,005)	$(33,773)	$(24,202)	$(23,726)
Net increase (decrease) in net assets from operations	$21,435	$(138,465)	$171,377	$(106,487)
Net increase (decrease) in net assets from operations per common share:
Basic	$0.006	$(0.038)	$0.047	$(0.029)
Diluted	$0.002	$(0.038)	$0.013	$(0.029)

For the year ended December 31, 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$-	$-	$-	$-
Net loss	$(33,125)	$(43,372)	$(45,559)	$(4,332)
Net decrease in net assets from operations	$(351,162)	$(310,809)	$(221,470)	$(248,071)
Net decrease in net assets from operations per common share:
Basic	$(0.097)	$(0.086)	$(0.061)	$(0.067)
Diluted	$(0.097)	$(0.086)	$(0.061)	$(0.067)