Form 10-Q
period 2013-03-31
REGAL ONE Corp
filed 2013-05-15
CIK 845385

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                       EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2013

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

As of May 12, 2013, there were 3,633,067 shares of common stock, par value $0.001 and 100,000 shares of Series B convertible preferred stock no par, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

                            TABLE OF CONTENTS

                   PART I. FINANCIAL INFORMATION

                                                                     PAGE

Item 1. Financial Statements                                         ----

        Balance Sheets                                                F-2

        Schedule of Investments at March 31, 2013                     F-3

        Schedule of Investments at December 31, 2012                  F-4

        Statements of Changes in Net Assets                           F-5

        Statements of Operations                                      F-6

        Statements of Cash Flows                                      F-7

        Statements of Financial Highlights                            F-8

        Notes to Financial Statements                                9-14

Item 2. Management's Discussion and Analysis of Financial Condition and

        Results of Operations                                       15-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk     22

Item 4. Controls and Procedures                                        22

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              23

Item 1A. Risk Factors                                               23-29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    30

Item 3. Defaults upon Senior Securities                                30

Item 4. Mine Safety Disclosures

           30

Item 5. Other Information                                              30

Item 6. Exhibits and Reports on Form 8-K                               30

        Signatures                                                     31

2

PART I  FINANCIAL INFORMATION

REGAL ONE CORPORATION

BALANCE SHEETS

(Unaudited)

                                                   March 31, 2013    December 31, 2012

                                                 ------------------   -----------------

                 ASSETS                              (Unaudited)

   Investments:

   Investments in non-affiliated companies          $    337,409         $    357,447

   Investments in non-affiliated companies

     pledged to secure note payable – officer             70,000               68,125

                                                        --------          -----------

     Total investments                                   407,409              425,572

   Cash and cash equivalents                               6,431               19,121

   Prepaid insurance                                      15,896               22,708

                                                      ----------          -----------

   Total assets                                      $   429,736          $   467,401

                                                      ==========          ===========

                LIABILITIES & NET ASSETS

   Accounts payable and accrued liabilities          $    22,802          $    27,550

   Accounts payable – related party                       87,050               72,950

   Note payable – officer                                 47,366               47,366

   Accrued interest – notes payable – officer              2,134                1,433

   Dividends payable                                         600                  600

                                                      ----------            ---------

   Total liabilities                                     159,952              149,899

                                                      ----------            ---------

   Net assets                                        $   269,784          $   317,052

                                                      ==========          ===========

   Net assets are comprised of:

   Preferred stock, no par value

     Series A - Authorized 50,000 shares,

      none issued and outstanding at March 31, 2013

      and December 31, 2012                                  --                   --

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at March 31, 2013

      and December 31, 2012                                  500                  500

   Common stock, par value $0.001,

     Authorized 50,000,000 shares; 3,633,067 shares

     issued and outstanding at March 31, 2013

     and December 31, 2012                                 3,633                3,633

   Additional paid-in capital                          8,373,060            8,373,060

   Losses and distributions in excess of earnings     (8,445,405)          (8,421,673)

   Net unrealized appreciation on investments            337,996              361,982

                                                     -----------          -----------

         Total net assets                                269,784              317,502

                                                     -----------          -----------

TOTAL LIABILITIES AND NET ASSETS                     $   429,736         $    467,401

                                                    ============          ===========

Net asset value per outstanding share of common

   Stock                                             $     0.074         $      0.087

    The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2013

(Unaudited)

Equity Investments:

    Fair

Description      Percent    Carrying Cost   Market

Company

of Business      Ownership   Investment     Value  Affiliation

Neuralstem, Inc.(CUR)

Biomedical company    1%     $ 11,804 (1)  $ 308,000      No

Neuralstem Warrant

Biomedical company             50,000 (2)     91,800      No

LMP Money Market Trust

Money Market Fund               6,409 (3)      6,409      No

Rampart Detection Systems

Manufacturing                   1,200 (4)      1,200      No

   ---------      ---------

      Total Investments

  $ 69,413      $ 407,409

(1) As of March 31, 2013 there were 275,000 Neuralstem shares held reported on a fair value basis at the closing market price of $1.12 with no reduction in fair market value applied. 5,000 shares were sold in the first quarter of 2013. 62,500 shares have been classified as Investments in non-affiliated companies – Pledged to secure note payable – officer.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of March 31, 2013 using a Black-Scholes Option Pricing model, a $91,800 value has been assigned to these warrants including a 10% discount assigned by management due to low trading volumes of Neuralstem stock.  There is currently no market for Neuralstem options carried as an investment.

To calculate the March 31, 2013 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Remaining term of option in years: 2.46

   Neuralstem Common Stock closing price on 03/31/2013:  1.12

   Annual volatility:  71.3%

   Discount Rate based on Daily Treasury Bills long term rates on 03/31/13: .26%

   Management estimated discount applied to fair market value: 10.0%

(3) The company had $6,409 in a money market fund as of 3/31/2013 with an investment brokerage.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2012

Equity Investments:

    Fair

Description      Percent    Carrying Cost   Market

Company

of Business      Ownership   Investment     Value  Affiliation

Neuralstem, Inc.(CUR)

Biomedical company    1%     $ 12,018 (1)  $ 305,200      No

Neuralstem Warrant

Biomedical company             50,000 (2)    118,800      No

LMP Money Market Trust

Money Market Fund                 372 (3)        372      No

Rampart Detection Systems

Manufacturing                   1,200 (4)      1,200      No

   ---------      ---------

      Total Investments

  $ 63,590      $ 425,572

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

To calculate the December 31, 2012 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Remaining term of option in years: 2.7

   Neuralstem Common Stock closing price on 12/31/2012:  1.09

   Annual volatility:  75.033%

   Discount Rate based on Daily Treasury Bills long term rates on 12/31/2012: 0.25%

   Management estimated discount applied to fair market value: 10.0%

(3) The Company had $372 in a money market fund at 12/31/2012.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

                                             Three Months Ended   Three Months Ended

                                               March 31, 2013      March 31, 2012

                                              ---------------    ---------------

OPERATIONS:

Net investment loss                               $   (29,556)     $  (38,004)

Net realized gain on investments                        5,822          29,324

Unrealized appreciation of investments                  3,015          22,015

Unrealized appreciation (depreciation)

  of warrant investment                               (27,000)          8,100

                                                  ------------     ----------

Net increase (decrease) in net assets

 resulting from operations                            (47,719)         21,435

SHAREHOLDER ACTIVITY:

    Declared dividend                                      --              --

NET INCREASE (DECREASE) IN NET ASSETS                 (47,719)         21,435

NET ASSETS:

     Beginning of period                              317,503         369,642

     End of period                                    269,784         391,077

     Average net assets                               293,643         380,359

                                                    =========       =========

Ratios to average net assets:

     Net operating expenses                             9.8%             9.7%

     Net investment gain (loss)                      (16.3)%             5.6%

Per share ratios:

     Operating expense ratio                            0.8%            1.0%

     Net gain (loss) ratio                            (1.3)%            0.6%

The accompanying notes are an integral part of the financial statements.

                                    REGAL ONE CORPORATION.

                                  STATEMENTS OF OPERATIONS

                                                     Three Months            Three Months

                                                         Ended                   Ended

                                                     March 31, 2013         March 31, 2012

                                                      (Unaudited)             (Unaudited)

                                                     -------------          -------------

Investment income:                                       $      --               $     --

Operating expenses:

 Professional services                                       5,910                 12,545

 Accounting fees- related party                             14,100                 16,350

 Interest expense                                              924                    999

 Other selling, general and administrative expenses          8,622                  8,110

                                                         ---------               ---------

Total operating expenses                                    29,556                 38,004

                                                         ---------               ---------

Net investment loss                                        (29,556)               (38,004)

Realized and unrealized gain (loss) on investments

  Net realized gain on investments                           5,822                 29,324

  Net unrealized appreciation on investments                 3,015                 22,015

  Net unrealized appreciation (depreciation)

     in warrant investment                                 (27,000)                 8,100

                                                         ---------              ----------

     Net realized and unrealized gain (loss)

       On investments                                      (18,163)                59,439

                                                         ---------              ----------

Net increase (decrease) in net assets resulting

  from operations                                       $  (47,719)             $  21,435

                                                        ==========              ==========

Per share information:

Weighted average common shares outstanding

        Basic                                            3,633,067              3,633,067

        Diluted (1)                                     13,633,067             13,633,067

Net increase (decrease) in net assets resulting from

  Operations per share:

        Basic                                             $ (0.014)              $  0.006

        Diluted                                           $ (0.014)              $  0.002

                                                         ==========            ===========

(1) Includes Series B Preferred Shares convertible at 100 for 1, not included in diluted calculation for the period ended March 31, 2013 due to it being anti-dilutive.

The accompanying notes are an integral part of the financial statements.

                                   REGAL ONE CORPORATION

                                  STATEMENTS OF CASH FLOWS

                                                  Three Months Ended Three Months Ended

                                                   March 31, 2013       March 31, 2012

                                                      (Unaudited)         (Unaudited)

                                                   ------------------  ----------------

Cash flows from operating activities:

Net increase (decrease) in net assets

   from operations                                      $    (47,719)        $  21,345

Adjustments to reconcile net increase (decrease)

    in net assets from operating activities:

      Realized gain on sale of marketable securities          (5,822)          (29,324)

      Unrealized increase in investments

        in portfolio companies                                (8,837)          (20,728)

      Unrealized (increase) decrease in warrants              27,000            (8,100)

      Proceeds from sale of investments                        5,822            29,324

      Changes in operating assets and liabilities:

        Prepaid expense                                        6,814             6,812

        Accounts payable and accrued expenses                  9,351             7,857

                                                            ---------          --------

Net cash provided by (used in) operating activities          (13,391)            7,186

Cash flows from financing activities:

      Increase in related party loans and interest               701               673

                                                           ---------          --------

Net cash provided by financing activities                        701               673

Net change in cash                                           (12,690)            7,949

Cash at beginning of period                                   19,121             3,106

                                                           ---------           --------

Cash at end of period                                    $     6,431        $   11,055

                                                        =============       ===========

The accompanying notes are an integral part of the financial statements.

                            REGAL ONE CORPORATION

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

                                        Three Months Ended  Three Months Ended

                                           March 31, 2013      March 31, 2012

                                            (Unaudited)         (Unaudited)

                                         ----------------    ---------------

  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:

Net investment loss from operations            $ (0.008)      $ (0.010)

Net realized gain on investments                  0.002          0.008

Net unrealized appreciation of investments        0.001          0.006

Net unrealized (deprecation) appreciation

   of warrant investment                         (0.007)         0.002

                                              ---------      ---------

Net increase (decrease) in net assets

   From operations                               (0.012)         0.006

SHAREHOLDER ACTIVITY

    Declared dividend                                --             --

                                              =========        =======

NET INCREASE (DECREASE) IN NET ASSETS            (0.012)         0.006

                                              =========        =======

NET ASSETS

    Beginning of period                           0.087          0.102

    End of period                                 0.074          0.108

                                              =========      =========

TOTAL NET ASSET VALUE RETURN                     (16.3)%          6.1%

RATIOS AND SUPPLEMENTAL DATA:

Ratios to average net assets:

    Net expenses                                    9.8%          9.3%

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

10

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

Income Taxes

The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis. Income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  For years before 2010, the Company is no longer subject to U.S. Federal income tax examinations.

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

Assets measured at fair value on a recurring basis at March 31, 2013:

                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 11,804       $308,000

LMP Money Market Trust Fund    Level 1          6,409          6,409

Investment Deposit             Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000         91,800

                                            ---------      ---------

  Total investments                          $ 69,413       $407,409

Assets measured at fair value on a recurring basis at December 31, 2012:                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 12,018       $305,200

LMP Money Market Trust Fund    Level 1            372            372

Investment Deposit             Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000        118,800

                                            ---------      ---------

  Total investments                          $ 63,233       $425,572

12

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

Beginning balance as of December 31, 2012

$ 118,800

Net change in unrealized appreciation

  of warrant investment

  (27,000)

       ---------

Ending balance as of March 31, 2013

$  91,800

The table below presents the significant unobservable inputs used to value the Company’s Level 3 financial instruments:

    Level 3 financial

  Significant unobservable inputs

Significant unobservable inputs

      instruments            by valuation technique

    as of March 31, 2013

       Warrants    Liquidity discount

outside Black-Scholes

      pricing model

10%

All other assumptions used in Black-Scholes pricing model were observable.

NOTE 4 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of March 31, 2013 and at December 31, 2012 are 3,633,067 of $0.001 par value common shares.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of March 31, 2013 and December 31, 2012, the Company had authorized 50,000,000 total preferred shares with 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the three months ended March 31, 2013 and the year ended December 31, 2012, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 5 - INVESTMENTS

Neuralstem, Inc.

At March 31, 2013, the Company owned 275,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $308,000 based on the closing market price of the stock. 5,000 shares were sold in the first quarter

2013 to finance operations. 212,500 of these shares are not restricted and are freely tradable with 62,500 shares being restricted as they are held as collateral for a note payable to a related party.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. There is currently no market for Neuralstem stock Options. The price of the underlying publicly traded common stock is used as a significant input in the valuation process.

As of March 31, 2013, using a Black-Scholes Option Pricing model, a $91,800 fair value has been assigned to this warrant including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. Regal recorded a $27,000 unrealized loss on the investment in the first quarter 2013 due to decrease in the fair value as determined by the Black-Scholes model.

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. The Investment Committee of the Board of Directors has adopted provisions for valuation of the portfolio as described in Note 3 under Fair Value Accounting through ASC 820. The Investment Committee bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of and the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions in the first quarter of 2013 included accounting consulting fees of $14,100 earned by Bernard L. Brodkorb who is a Director of Regal One.  These fees have not been paid and are currently held as Accounts Payable – Related party.  The total balance payable to Bernard L. Brodkorb for his services was $87,050 and $72,950 as of March 31, 2013 and December 31, 2012, respectively.

14

Interest was also accrued against notes payable to officers in the amount of $701. This accrued interest is associated with one current single note payable to officers in the amount of $47,366 and has 62,500 shares of Neuralstem stock pledged as collateral against this note as described above in Note 5 - Investments. This note bears interest at a rate of 6% per annum and was due with interest thereon as of December 31, 2012.  As of March 31, 2013, the note holder and management have agreed to renew the note with identical terms payable in full with accrued interest thereon as of March 31, 2013.  There is currently $2,133 interest accrued on this note as of March 31, 2013.

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

16

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

Portfolio Investments

During the three months ended March 31, 2013, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments

                                                      Value of Investments

     Name of Company                 Investment      as of March 31, 2013

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $308,000

Neuralstem, Inc.                    Warrants                       91,800

Rampart Detection Systems           Common Stock                    1,200

LMP Money Market Trust Fund         Money Market Fund               6,409

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

As of March 31, 2013, the Company holds 275,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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

Financial Condition Overview

The Company's total assets were $429,736 and its net assets were $269,784 at March 31, 2013, compared to $467,401 and $317,502, respectively at December 31, 2012. The changes in total assets during the three months ended March 31, 2013 were primarily attributable to a loss of $27,000 in unrealized depreciation in warrant investments. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the three months ended March 31, 2013 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the three month period ending March 31, 2013 vs. 2012.

Operating Expenses

For the three months ended March 31, 2013, operating expenses were $29,556 compared to $38,004 for the comparable period of 2012. The decrease for the three month period ending March 31, 2013 compared to the comparable period of 2012 was primarily due to decreased Professional Services expenses of $6,635.

Net Income/ (Loss)

For the three months ending March 31, 2013, our net decrease in net assets resulting from operations was $47,719 compared to a net increase in net assets resulting from operations of $21,435 for the comparable period in 2012. The net change of $69,154 in the three month period ending March 31, 2013 as compared to the comparable period ended March 31, 2012 was attributable to the factors discussed above.

Other increases (decreases) in net assets from investments

For the three months ended March 31, 2013, net assets decreased by $47,719.  This decrease is primarily from the unrealized loss on portfolio securities and investment warrants of $27,000. This compares to an unrealized investment gain of $8,100 for the comparable period in 2012 and $29,324 realized gain position on the sale of portfolio investments during that same period compared to only a gain of $5,822 for the current quarter. Refer to the Statements of Operations page F-5.

Liquidity and Capital Resources

At March 31, 2013, we had $267,936 in liquid and semi-liquid assets mainly consisting of $6,431 in cash, $15,896 in Prepaid Insurance expense, a $1,200 deposit, and $238,000 in unrestricted investments at fair market value. For the three month period ended March 31, 2013, we primarily satisfied our working capital needs through sales of marketable securities. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $6,812.

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of March 31, 2013 held 275,000 shares of Regal's Neuralstem stock. No additional loans were required during the first quarter of 2013, leaving a balance of $47,366 plus $2,133 in accrued interest.

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

Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $9,544. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

Item  4. Controls and Procedures

    Evaluation of Controls and Procedures

The Company's management, under the supervision and with the participation of various members of management, including our CEO and our CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our CEO and CFO have concluded that our current disclosure controls and procedures are not effective as of the end of the period covered by this quarterly report.

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

We Have Historically Lost Money and Losses May Continue in the Future:

Our net operating loss for the 2012 fiscal year was $52,140 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations in which case, the Company could deplete its cash and liquid resources.

The Company's cash expenses are very large relative to its cash flow which requires the Company continually to sell its investment inventory shares. This could result in substantial dilution to our shareholders net equity and our ability to continue in operations should additional capital not be raised:

For the year ended December 31, 2012 the Company had no operating revenues and operating expenses of $29,556. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first three months of 2013, the Company sold 5,000 shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

The Company's common stock is trading at a substantial discount to net asset value:

The following table summarizes the Company's historical approximate net asset value per common share and corresponding stock price:

As of December 31,              2012    2011     2010     2009     2008

      Net Asset Value           $.09    $.10     $.41    $ .45    $ .31

      Stock Price*              $.07    $.06     $.06    $ .03    $ .11

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At March 31, 2013, 99% of the Company's investments asset value resulted from a single portfolio holding.

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

Item 4. Mine Safety Disclosures

   None.

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

       Dated: May 14, 2013

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

/s/ Charles J. Newman                                         May 14, 2013

By: Charles J. Newman

   Chief Executive Officer, Chief Financial Officer, and

   Director (Principal Executive Officer)

/s/ Malcolm Currie                                            May 14, 2013

By: Malcolm Currie          Director

/s/ Bernard L. Brodkorb                                       May 14, 2013

By: Bernard L. Brodkorb     Director