Form 10-Q
period 2013-06-30
REGAL ONE Corp
filed 2013-08-14
CIK 845385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, there were 3,633,067 shares of common stock, par value $0.001 and 100,000 shares of Series B convertible preferred stock no par, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

                            TABLE OF CONTENTS

                   PART I. FINANCIAL INFORMATION

                                                                     PAGE

Item 1. Financial Statements                                         ----

        Balance Sheets                                                F-2

        Schedule of Investments at June 30, 2013                      F-3

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

2

PART I  FINANCIAL INFORMATION

REGAL ONE CORPORATION

BALANCE SHEETS

                                                   June 30, 2013    December 31, 2012

                                                 ------------------   -----------------

                 ASSETS                              (Unaudited)

   Investments:

   Investments in non-affiliated companies          $    421,347         $    357,447

   Investments in non-affiliated companies

     pledged to secure note payable – officer             93,125               68,125

                                                        --------          -----------

     Total investments                                   514,472              425,572

   Cash and cash equivalents                              21,554               19,121

   Prepaid insurance                                       9,083               22,708

                                                      ----------          -----------

   Total assets                                      $   545,109          $   467,401

                                                      ==========          ===========

                LIABILITIES & NET ASSETS

   Accounts payable and accrued liabilities          $    16,513          $    27,550

   Accounts payable – related party                       92,150               72,950

   Note payable – officer                                 47,366               47,366

   Accrued interest – notes payable – officer              2,842                1,433

   Dividends payable                                         600                  600

                                                      ----------            ---------

   Total liabilities                                     159,471              149,899

                                                      ----------            ---------

   Net assets                                        $   385,638          $   317,502

                                                      ==========          ===========

   Net assets are comprised of:

   Preferred stock, no par value

     Series A - Authorized 50,000 shares,

      none issued and outstanding at June 30, 2013

      and December 31, 2012                          $        --          $        --

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at June 30, 2013

      and December 31, 2012                                  500                  500

   Common stock, par value $0.001,

     Authorized 50,000,000 shares; 3,633,067 shares

     issued and outstanding at June 30, 2013

     and December 31, 2012                                 3,633                3,633

   Additional paid-in capital                          8,373,060            8,373,060

   Losses and distributions in excess of earnings     (8,059,690)          (8,421,673)

   Net unrealized appreciation on investments             68,135              361,982

                                                     -----------          -----------

         Total net assets                                385,638              317,502

                                                     -----------          -----------

TOTAL LIABILITIES AND NET ASSETS                     $   545,109         $    467,401

                                                    ============          ===========

Net asset value per outstanding share of common

   stock                                             $     0.106         $      0.087

    The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

June 30, 2013

(Unaudited)

Equity Investments:

    Fair

Description      Percent    Carrying Cost   Market

Company

of Business      Ownership   Investment     Value  Affiliation

Neuralstem, Inc.(CUR)

Biomedical company    1%     $ 10,731 (1)  $ 372,500      No

Neuralstem Warrant

Biomedical company    -        50,000 (2)    140,400      No

LMP Money Market Trust

Money Market Fund     -           372 (3)        372      No

Rampart Detection Systems

Manufacturing         -         1,200 (4)      1,200      No

   ---------      ---------

      Total Investments

   $ 62,302      $ 514,472

(1) As of June 30, 2013 there were 250,000 Neuralstem shares held reported on a fair value basis at the closing market price of $1.49 with no reduction in fair market value applied. 5,000 shares were sold in the first quarter of 2013, and an additional 25,000 shares were sold in the second quarter. 62,500 shares have been classified as Investments in non-affiliated companies – Pledged to secure note payable – officer.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of June 30, 2013 using a Black-Scholes Option Pricing model, a $140,400 value has been assigned to these warrants including a 10% discount assigned by management due to low trading volumes of Neuralstem stock.  There is currently no market for Neuralstem options carried as an investment.

To calculate the June 30, 2013 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Remaining term of option in years: 2.210

   Neuralstem Common Stock closing price on 06/30/2013:  1.49

   Annual volatility:  69.2%

   Discount Rate based on Daily Treasury Bills long term rates on 06/30/13: 1.00%

   Management estimated discount applied to fair market value: 10.0%

(3) The company had $372 in a money market fund as of 6/30/2013 with an investment brokerage.

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

REGAL ONE CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

                                             Six Months Ended   Six Months Ended

                                               June 30, 2013      June 30, 2012

                                              ---------------    ---------------

OPERATIONS:

Net investment loss                               $   (56,253)     $  (70,778)

Net realized gain on investments                       35,961          33,519

Unrealized appreciation of investments                 68,588         (46,470)

Unrealized appreciation (depreciation)

  of warrant investment                                21,600         (31,500)

Interest expense – related party                       (1,409)         (1,346)

Interest expense                                         (352)           (455)

                                                   ------------     ----------

Net increase (decrease) in net assets

 resulting from operations                             68,135        (117,030)

SHAREHOLDER ACTIVITY:

    Declared dividend                                      --              --

NET INCREASE (DECREASE) IN NET ASSETS                  68,135        (117,030)

NET ASSETS:

     Beginning of period                              317,503         369,642

     End of period                                    385,638         252,612

     Average net assets                           $   351,570      $   311,127

                                                     =========       =========

Ratios to average net assets:

     Net operating expenses                           16.0%             22.7%

     Net investment gain (loss)                       19.4%           (37.6)%

Per share ratios:

     Operating expense ratio                           1.5%              1.9%

     Net gain (loss) ratio                             1.9%            (3.2)%

The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

                                      Three Months   Three Months   Six Months    Six Months

                                         Ended          Ended          Ended         Ended

                                     June 30, 2013  June 30, 2012  June 30, 2013 June 30, 2012

                                      -------------  -------------  ------------  ------------

Investment income:                     $      --       $     --    $      --       $     --

Operating expenses:

 Professional services                     5,315         11,616       11,225         24,161

 Accounting fees – related party          14,100         14,100       28,200         30,450

 Interest expense

     837

802        1,761          1,801

 Other selling, general and

   administrative expenses                 8,207          8,057       16,828         16,167

                                        ---------      ---------   ---------      ---------

Total operating expenses                  28,459         34,575       58,014         72,579

                                        ---------      ---------   ---------      ---------

Net investment loss                      (28,459)       (34,575)     (58,014)       (72,579)

Realized and unrealized gain (loss)

  on investments

 Net realized gain on investments         30,139          4,195       35,961        33,519

  Net unrealized appreciation

   (depreciation) on investments          65,573        (68,485)      68,588       (46,470)

  Net unrealized appreciation

   (depreciation) on warrant investment   48,600        (39,600)      21,600       (31,500)

                                        ---------      ----------   ---------     ----------

Net realized and unrealized gain (loss)

   on investments                        144,312       (103,890)     126,149       (44,451)

                                        ---------     ----------   ---------     ----------

Net increase (decrease) in net assets

  resulting from operations           $  115,853     $ (138,465)  $   68,135    $ (117,030)

                                       ==========     ==========   ==========    ==========

Per share information:

Weighted average common shares

  Outstanding:

        Basic                           3,633,067      3,633,067    3,633,067      3,633,067

        Diluted (1)                    13,633,067     13,633,067   13,633,067     13,633,067

Net increase (decrease) in net assets

  resulting from operations per share:

        Basic                            $  0.032      $ (0.038)     $  0.019      $  (0.032)

        Diluted                          $  0.008      $ (0.038)     $  0.005      $  (0.032)

                                       ==========    ===========    ==========    ===========

(1) Includes Series B Preferred Shares convertible at 100 for 1, not included in diluted calculation for the three and six month periods ended June 30, 2012 due to it being anti-dilutive.

                                           Page F-6

The accompanying notes are an integral part of the financial statements.

                                   REGAL ONE CORPORATION

                                  STATEMENTS OF CASH FLOWS

                                                   Six Months Ended    Six Months Ended

                                                     June 30, 2013       June 30, 2012

                                                      (Unaudited)         (Unaudited)

                                                   ------------------  ----------------

Cash flows from operating activities:

Net increase (decrease) in net assets

   from operations                                      $     68,135       $  (117,030)

Adjustments to reconcile net increase (decrease)

    in net assets from operating activities:

      Realized gain on sale of investments                   (35,961)          (33,519)

      Unrealized (increase) decrease in investments          (67,300)           47,973

      Unrealized (increase) decrease in warrants             (21,600)           31,500

      Proceeds from sale of investments                       35,961            33,519

      Changes in operating assets and liabilities:

        Prepaid expense                                       13,625            13,625

        Accounts payable and accrued expenses                  8,162            (9,852)

        Accounts Payable – related party                           -            30,450

                                                            ---------          --------

Net cash provided by (used in) operating activities            1,022           (36,853)

Cash flows from financing activities:

      Increase in related party loans and interest             1,409             1,346

                                                            ---------          --------

Net cash provided by financing activities                      1,409             1,346

Net change in cash                                             2,431            (1,988)

Cash at beginning of period                                   19,121             3,106

                                                           ---------           --------

Cash at end of period                                    $    21,552        $    1,118

                                                        =============       ===========

The accompanying notes are an integral part of the financial statements.

                            REGAL ONE CORPORATION

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

                                                     Six Months Ended  Six Months Ended

                                                       June 30, 2013      June 30, 2012

                                                        (Unaudited)         (Unaudited)

                                                    ----------------    ---------------

  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:

Net investment loss from operations                     $ (0.015)          $ (0.019)

Net realized gain on investments                           0.010              0.009

Net unrealized appreciation of investments                 0.019             (0.013)

Net unrealized (deprecation) appreciation

   of warrant investment                                   0.006             (0.009)

                                                        ---------          ---------

Net increase (decrease) in net assets

   From operations                                         0.019             (0.032)

SHAREHOLDER ACTIVITY

    Declared dividend                                         --                 --

                                                        =========            =======

NET INCREASE (DECREASE) IN NET ASSETS                      0.038             (0.064)

                                                        =========            =======

NET ASSETS

    Beginning of period                                    0.087              0.102

    End of period                                          0.106              0.070

                                                         =========          =========

TOTAL NET ASSET VALUE RETURN                              19.38%            (37.61)%

RATIOS AND SUPPLEMENTAL DATA:

Ratios to average net assets:

    Net expenses                                          16.00%             22.73%

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

Assets measured at fair value on a recurring basis at June 30, 2013:

                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 10,730       $372,500

LMP Money Market Trust Fund    Level 1            372            372

Investment Deposit             Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000        140,400

                                            ---------      ---------

  Total investments                          $ 62,302       $514,472

Assets measured at fair value on a recurring basis at December 31, 2012:                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 12,018       $305,200

LMP Money Market Trust Fund    Level 1            372            372

Investment Deposit             Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000        118,800

                                            ---------      ---------

  Total investments                          $ 63,590       $425,572

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

Beginning balance as of December 31, 2012

$ 118,800

Net change in unrealized appreciation

  of warrant investment

   21,600

       ---------

Ending balance as of June 30, 2013

$ 140,400

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

Beginning balance as of December 31, 2011

$ 95,400

Net change in unrealized depreciation

  of warrant investment

 (31,500)

       ---------

Ending balance as of June 30, 2012

$ 63,900

The table below presents the significant unobservable inputs used to value the Company’s Level 3 financial instruments:

    Level 3 financial

  Significant unobservable inputs

Significant unobservable inputs

      instruments            by valuation technique

    as of June 30, 2013

       Warrants    Liquidity discount

outside Black-Scholes

      pricing model

10%

All other assumptions used in Black-Scholes pricing model were observable.

NOTE 4 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of June 30, 2013 and at December 31, 2012 are 3,633,067 of $0.001 par value common shares.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of June 30, 2013 and December 31, 2012, the Company had authorized 50,000,000 total preferred shares with 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

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

As of the six months ended June 30, 2013 and the year ended December 31, 2012, no dividends have been declared on the Series A or Series B convertible preferred stock

NOTE 5 - INVESTMENTS

Neuralstem, Inc.

At June 30, 2013, the Company owned 250,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $372,500 based on the closing market price of the stock. 5,000 and 25,000 shares were sold in the first and second quarter of 2013 to finance operations. 187,500 of these shares are not restricted and are freely tradable with 62,500 shares being restricted as they are held as collateral for a note payable to a related party.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. There is currently no market for Neuralstem warrants. The price of the underlying publicly traded common stock is used as a significant input in the valuation process.

As of June 30, 2013, using a Black-Scholes Option Pricing model, a $140,400 fair value has been assigned to this warrant including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. Regal recorded a $27,000 unrealized loss on the investment in the first quarter of 2013, and a $48,600 gain in the second quarter due to changes in the fair value as determined by the Black-Scholes model. The gain in the current quarter is primarily due to the increase in the fair value of Neuralstem’s common stock.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions in the second quarter of 2013 included accounting consulting fees of $14,100 earned by Bernard L. Brodkorb who is a Director of Regal One.  These fees have not been paid and are currently held as Accounts Payable – Related party.  The total balance payable to Bernard L. Brodkorb for his services was $92,150 and $72,950 as of June 30, 2013 and December 31, 2012, respectively.

Interest was also accrued against notes payable to officers in the amount of $709. This accrued interest is associated with one current single note payable to officers in the amount of $47,366 and has 62,500 shares of Neuralstem stock pledged as collateral against this note as described above in Note 5 - Investments. This note bears interest at a rate of 6% per annum and was due with interest thereon as of December 31, 2012.  As of June 30, 2013, the note holder and management have agreed to renew the note with identical terms payable in full with accrued interest thereon as of June 30, 2013.  There is currently $2,842 interest accrued on this note as of June 30, 2013.

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

Portfolio Investments

During the six months ended June 30, 2013, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments

                                                      Fair value of Investments

     Name of Company                 Investment          as of June 30, 2013

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $372,500

Neuralstem, Inc.                    Warrants                      140,400

Rampart Detection Systems           Common Stock                    1,200

LMP Money Market Trust Fund         Money Market Fund                 372

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

As of June 30, 2013, the Company holds 250,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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

Financial Condition Overview

The Company's total assets were $545,109 and its net assets were $385,638 at June 30, 2013, compared to $467,401 and $317,502, respectively at December 31, 2012. The changes in total assets during the six months ended June 30, 2013 were primarily attributable to a gain of $21,600 in unrealized appreciation in warrant investments and $68,588 in unrealized appreciation on portfolio investments. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the six months ended June 30, 2013 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the six month period ending June 30, 2013 vs. 2012.

Operating Expenses

For the six months ended June 30, 2013, operating expenses were $58,014 compared to $72,579 for the comparable period of 2012. The decrease for the six month period ending June 30, 2013 compared to the comparable period of 2012 was primarily due to decreased Professional Services expenses of $12,936.

Net Increase (Decrease) in Net Assets resulting from Operations

For the six months ending June 30, 2013, our net increase in net assets resulting from operations was $68,135 compared to a net decrease in net assets resulting from operations of $117,030 for the comparable period in 2012. The net change of $115,853 in the three month period ending June 30, 2013 as compared to the comparable period ended June 30, 2012 was attributable to the factors discussed above.

Other increases (decreases) in net assets from investments

For the six months ended June 30, 2013, net assets increased by $68,135.  This increase is primarily from the unrealized gain on portfolio securities and investment warrants of $90,188. This compares to an unrealized investment loss of $77,970 for the comparable period in 2012. A $33,519 realized gain position on the sale of portfolio investments was reported for 2012 compared to a gain of $35,961 for the same period in 2013. Refer to the Statements of Operations page F-6.

Liquidity and Capital Resources

At June 30, 2013, we had $311,212 in liquid and semi-liquid assets mainly consisting of $21,554 in cash, $9,083 in Prepaid Insurance expense, a $1,200 deposit, and $279,375 in unrestricted investments at fair market value (which does not include the $140,400 Neuralstem warrant investment). For the six month period ended June 30, 2013, we primarily satisfied our working capital needs through sales of marketable securities. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $12,995.

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of June 30, 2013 held 250,000 shares of Regal's Neuralstem stock. No additional loans were required during the second quarter of 2013, leaving a balance of $47,366 plus $2,842 in accrued interest.

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

Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $9,376. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For the year ended December 31, 2012 the Company had no operating revenues and operating expenses of $70,778. Consequently, the Company was required to sell shares of the Company's inventory of investment stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. During the first six months of 2013, the Company sold 30,000 shares of inventory stock. Further sales of inventory investment stock could lead to continuing dilution in net asset value for Company stockholders.

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At June 30, 2013, 99% of the Company's investments asset value resulted from a single portfolio holding.

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

       Dated: August 14, 2013

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

/s/ Charles J. Newman                                         August 14, 2013

By: Charles J. Newman

   Chief Executive Officer, Chief Financial Officer, and

   Director (Principal Executive Officer)

/s/ Malcolm Currie                                            August 14, 2013

By: Malcolm Currie          Director

/s/ Bernard L. Brodkorb                                       August 14, 2013

By: Bernard L. Brodkorb     Director