Form 10-Q
period 2013-09-30
REGAL ONE Corp
filed 2013-11-14
CIK 845385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of November 14, 2013, there were 3,633,067 shares of common stock, par value $0.001 and 100,000 shares of Series B convertible preferred stock no par, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

                            TABLE OF CONTENTS

                   PART I. FINANCIAL INFORMATION

                                                                     PAGE

Item 1. Financial Statements                                         ----

        Balance Sheets                                                F-2

        Schedule of Investments at September 30, 2013                 F-3

        Schedule of Investments at December 31, 2012                  F-4

        Statements of Changes in Net Assets                           F-5

        Statements of Operations                                      F-6

        Statements of Cash Flows                                      F-7

        Statements of Financial Highlights                            F-8

        Notes to Financial Statements                                9-14

Item 2. Management's Discussion and Analysis of Financial Condition and

        Results of Operations                                       15-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk     22

Item 4. Controls and Procedures                                        22

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              23

Item 1A. Risk Factors                                                  23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    24

Item 3. Defaults upon Senior Securities                                24

Item 4. Mine Safety Disclosures

           24

Item 5. Other Information                                              24

Item 6. Exhibits and Reports on Form 8-K                               24

        Signatures                                                     25

2

PART I  FINANCIAL INFORMATION

REGAL ONE CORPORATION

BALANCE SHEETS

                                                   Sept 30, 2013    December 31, 2012

                                                 ------------------   -----------------

                 ASSETS                              (Unaudited)

   Investments:

   Investments in non-affiliated companies          $    995,097         $    357,447

   Investments in non-affiliated companies

     pledged to secure note payable – officer             93,125               68,125

                                                        --------          -----------

     Total investments                                 1,088,222              425,572

   Cash

     37,951               19,121

   Prepaid insurance                                       2,270               22,708

                                                      ----------          -----------

   Total assets                                     $  1,128,443          $   467,401

                                                      ==========          ===========

                LIABILITIES & NET ASSETS

   Accounts payable and accrued liabilities          $    12,641          $    27,550

   Accounts payable – related party                       92,750               72,950

   Note payable – officer                                 23,000               47,366

   Accrued interest – notes payable – officer                639                1,433

   Dividends payable                                         600                  600

                                                      ----------            ---------

   Total liabilities                                     129,630              149,899

                                                      ----------            ---------

   Net assets                                        $   998,813          $   317,502

                                                      ==========          ===========

   Net assets are comprised of:

   Preferred stock, no par value

     Series A - Authorized 50,000 shares,

      none issued and outstanding at September 30, 2013

      and December 31, 2012                          $        --          $        --

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at September 30, 2013

      and December 31, 2012                                  500                  500

   Common stock, par value $0.001,

     Authorized 50,000,000 shares; 3,633,067 shares

     issued and outstanding at September 30, 2013

     and December 31, 2012                                 3,633                3,633

   Additional paid-in capital                          8,373,060            8,373,060

   Losses and distributions in excess of earnings     (8,043,821)          (8,421,673)

   Net unrealized appreciation on investments            665,440              361,982

                                                     -----------          -----------

         Total net assets                                998,813              317,502

                                                     -----------          -----------

TOTAL LIABILITIES AND NET ASSETS                     $ 1,128,443         $    467,401

                                                    ============          ===========

Net asset value per outstanding share of common

   stock                                             $     0.275         $      0.087

    The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

September 30, 2013

(Unaudited)

Equity Investments:

    Fair

Description      Percent    Carrying Cost   Market

Company

of Business      Ownership   Investment     Value  Affiliation

Neuralstem, Inc.(CUR)

Biomedical company  0.3%     $  9,228 (1)  $ 582,650      No

Neuralstem Warrant

Biomedical company    -        50,000 (2)    504,000      No

LMP Money Market Trust

Money Market Fund     -           372 (3)        372      No

Rampart Detection Systems

Manufacturing         -         1,200 (4)      1,200      No

   ---------      ---------

      Total Investments

  $  60,800    $ 1,088,222

(1) As of September 30, 2013 there were 215,000 Neuralstem shares held reported on a fair value basis at the closing market price of $2.71 with no reduction in fair market value applied. 5,000 shares were sold in the first quarter of 2013, 25,000 shares sold in the second quarter, and an additional 35,000 shares were sold in the third quarter. 62,500 shares have been classified as Investments in non-affiliated companies – Pledged to secure note payable – officer.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is above the present fair market value of Neuralstem shares. As of September 30, 2013 using a Black-Scholes Option Pricing model, a $582,650 value has been assigned to these warrants including a 10% discount assigned by management due to low trading volumes of Neuralstem stock.  There is currently no market for Neuralstem options carried as an investment.

To calculate the September 30, 2013 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Remaining term of option in years: 1.96

   Neuralstem Common Stock closing price on 09/30/2013:  $2.71

   Annual volatility:  69.964%

   Discount Rate based on Daily Treasury Bills long term rates on 09/30/13: 1.00%

   Management estimated discount applied to fair market value: 10.0%

(3) The company had $372 in a money market fund as of 9/30/2013 with an investment brokerage.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2012

Equity Investments:

    Fair

Description      Percent    Carrying Cost   Market

Company

of Business      Ownership   Investment     Value  Affiliation

Neuralstem, Inc.(CUR)

Biomedical company  0.4%     $ 12,018 (1)  $ 305,200      No

Neuralstem Warrant

Biomedical company             50,000 (2)    118,800      No

LMP Money Market Trust

Money Market Fund                 372 (3)        372      No

Rampart Detection Systems

Manufacturing                   1,200 (4)      1,200      No

   ---------      ---------

      Total Investments

  $ 63,590      $ 425,572

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

REGAL ONE CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

                                             Nine Months Ended   Nine Months Ended

                                            September 30, 2013   September 30, 2012

                                              ---------------    ---------------

OPERATIONS:

Net investment loss                               $   (85,859)     $  (94,930)

Net realized gain on investments                      104,162          52,641

Unrealized appreciation of investments                280,240          38,935

Unrealized appreciation

  of warrant investment                               385,200          60,300

Interest expense – related party                       (2,049)         (2,063)

Interest expense                                         (384)           (487)

Income tax expense                                         --             (50)

                                                   ------------     ----------

Net increase in net assets

 resulting from operations                             681,310          54,347

SHAREHOLDER ACTIVITY:

    Declared dividend                                      --              --

NET INCREASE IN NET ASSETS                             681,310          54,347

NET ASSETS:

     Beginning of period                              317,503         369,642

     End of period                                    998,812         423,989

     Average net assets                           $   658,157     $   396,815

                                                     =========       =========

Ratios to average net assets:

     Net operating expenses                            13.0%             23.9%

     Net investment gain                              103.5%             13.7%

Per share ratios:

     Operating expense ratio                           2.4%              2.6%

     Net gain ratio                                   18.8%              1.5%

The accompanying notes are an integral part of the financial statements.

REGAL ONE CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

                                      Three Months   Three Months   Nine Months    Nine Months

                                         Ended          Ended          Ended         Ended

                                    Sept 30, 2013   Sept 30, 2012   Sept 30, 2013   Sept 30, 2012

                                      -------------  -------------  ------------  ------------

Investment income:                     $      --       $     --    $      --       $     --

Operating expenses:

 Professional services                     5,687          1,290       16,912         25,451

 Accounting fees – related party          14,100         14,100       42,300         44,550

 Interest expense

     672

749        2,433          2,550

 Other selling, general and

   administrative expenses                 9,818          8,812       26,647         24,929

Income tax expense                                                                       50

                                        ---------      ---------   ---------      ---------

Total operating expenses                  30,277         24,951       88,292         97,530

                                        ---------      ---------   ---------      ---------

Net investment loss                      (30,277)       (24,951)     (88,292)       (97,530)

Realized and unrealized gain (loss)

  on investments

 Net realized gain on investments         68,200          19,122     104,162         52,641

  Net unrealized appreciation

   on investments                        211,652          85,405     280,240         38,935

  Net unrealized appreciation

   on warrant investment                 363,600          91,800     385,200         60,300

                                        ---------      ----------   ---------     ----------

Net realized and unrealized gain

   on investments                        643,452         196,327     769,602        151,876

                                        ---------     ----------   ---------     ----------

Net increase in net assets

  resulting from operations           $  613,175     $  171,377   $  681,310    $    54,346

                                       ==========     ==========   ==========    ==========

Per share information:

Weighted average common shares

  Outstanding:

        Basic                           3,633,067      3,633,067    3,633,067      3,633,067

        Diluted (1)                    13,633,067     13,633,067   13,633,067     13,633,067

Net increase in net assets

  resulting from operations per share:

        Basic                            $  0.169      $  0.047      $  0.188      $   0.015

        Diluted                          $  0.045      $  0.013      $  0.050      $   0.004

                                       ==========    ===========    ==========    ===========

(1) Includes Series B Preferred Shares convertible at 100 for 1.

                                           Page F-6

The accompanying notes are an integral part of the financial statements.

                                   REGAL ONE CORPORATION

                                  STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended    Nine Months Ended

                                                 September 30, 2013   September 30, 2012

                                                      (Unaudited)         (Unaudited)

                                                   ------------------  ----------------

Cash flows from operating activities:

Net increase in net assets

   from operations                                      $     681,310         $  54,346

Adjustments to reconcile net increase (decrease)

    in net assets from operating activities:

      Realized gain on sale of investments                   (104,162)          (52,641)

      Unrealized (increase) decrease in investments          (277,450)          (36,768)

      Unrealized (increase) decrease in warrants             (385,200)          (60,300)

      Changes in operating assets and liabilities:

        Prepaid expense                                       20,438             20,437

        Accounts payable and accrued expenses                  4,891            (14,414)

        Accounts Payable – related party                           -             44,550

                                                            ---------          --------

Net cash used in operating activities                        (60,172)           (44,789)

Cash flows from investing activities:

 Proceeds from sale of investments                           104,161            52,641

                                                            ---------          --------

Net cash provided by investing activities                    104,161            52,641

Cash flows from financing activities:

   Proceeds from (payments on) related party loans and

interest

 (25,159)            2,063

                                                            ---------          --------

Net cash provided (used in)by financing activities           (25,159)            2,063

Net change in cash                                            18,830             9,915

Cash at beginning of period                                   19,121             3,106

                                                           ---------           --------

Cash at end of period                                    $    37,951        $    13,021

                                                        =============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                              $       2,433         $       --

The accompanying notes are an integral part of the financial statements.

                            REGAL ONE CORPORATION

                      STATEMENTS OF FINANCIAL HIGHLIGHTS

                                                   Nine Months Ended   Nine Months Ended

                                                  September 30, 2013  September 30, 2012

                                                      (Unaudited)         (Unaudited)

                                                    ----------------    ---------------

  Per Share Unit Operating Performance

INCOME FROM INVESTMENT OPERATIONS:

Net investment loss from operations                     $ (0.024)          $ (0.026)

Net realized gain on investments                           0.029              0.014

Net unrealized appreciation of investments                 0.077              0.011

Net unrealized appreciation

   of warrant investment                                   0.106              0.017

                                                        ---------          ---------

Net increase (decrease) in net assets

   from operations                                         0.188              0.016

SHAREHOLDER ACTIVITY

    Declared dividend                                         --                 --

                                                        =========            =======

NET INCREASE IN NET ASSETS                                 0.188              0.016

                                                        =========            =======

NET ASSETS

    Beginning of period                                    0.087              0.102

    End of period                                          0.275              0.117

                                                         =========          =========

TOTAL NET ASSET VALUE RETURN                             103.52%             13.70%

RATIOS AND SUPPLEMENTAL DATA:

Ratios to average net assets:

    Net expenses                                          13.05%             23.92%

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

Net Increase in Net Assets from Operations per Share

Basic net increase in net assets from operations per share is computed by dividing the net earnings amount adjusted for any cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed conversion of the Series B Convertible Preferred Stock. Diluted net increase in net assets from operations per share is computed by dividing the net earnings amount adjusted for any cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For all periods presented that indicate a net decrease in net assets from operations, the above potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the creation of assets and the liquidation of liabilities in the normal course of business. The Company does not currently generate operating revenue and must liquidate the Company's investment portfolio to provide cash flow for its operations. The Company is actively seeking sources of revenue for its consulting services but does not have contractual obligations now or in the near future to generate revenue. This fact and the volatile market conditions effecting the Company’s investment has raised substantial doubt regarding Regal's ability to continue as a going concern. In response, management will continue to liquidate assets as necessary while actively searching out new equity investors and continue to rely upon current shareholders to provide loans or additional investment to meet the Company’s ongoing obligations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Assets measured at fair value on a recurring basis at September 30, 2013:

                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $  9,228       $582,650

LMP Money Market Trust Fund    Level 1            372            372

Rampart Detection Systems      Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000        504,000

                                            ---------      ---------

  Total investments                          $ 60,800     $1,088,222

Assets measured at fair value on a recurring basis at December 31, 2012:                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 12,018       $305,200

LMP Money Market Trust Fund    Level 1            372            372

Rampart Detection Systems      Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000        118,800

                                            ---------      ---------

  Total investments                          $ 63,590       $425,572

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

Beginning balance as of December 31, 2012

$ 118,800

Net change in unrealized appreciation

  of warrant investment

  385,200

       ---------

Ending balance as of September 30, 2013

$ 504,000

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

Beginning balance as of December 31, 2011

$ 95,400

Net change in unrealized depreciation

  of warrant investment

 (35,100)

      ---------

Ending balance as of September 30, 2012

$ 60,300

The table below presents the significant unobservable inputs used to value the Company’s Level 3 financial instruments:

    Level 3 financial

  Significant unobservable inputs

Significant unobservable inputs

      instruments            by valuation technique

    as of September 30, 2013

       Warrants    Liquidity discount

outside Black-Scholes

      pricing model

10%

All other assumptions used in Black-Scholes pricing model were observable.

NOTE 4 - EQUITY TRANSACTIONS

The Company's outstanding common share balances as of September 30, 2013 and at December 31, 2012 are 3,633,067 of $0.001 par value common shares.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of September 30, 2013 and December 31, 2012, the Company had authorized 50,000,000 total preferred shares with 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B convertible preferred stock were issued and outstanding.

Holders of Series A convertible preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B convertible preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class shareholders voted by a large majority to void the dividend preference. At the option of the holder of Series B convertible preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred.

As of the nine months ended September 30, 2013 and the year ended December 31, 2012, no dividends have been declared on the Series A or Series B convertible preferred stock

NOTE 5 - INVESTMENTS

Neuralstem, Inc.

At September 30, 2013, the Company owned 215,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $582,650 based on the closing market price of the stock. 5,000, 25,000 and 35,000 shares were sold in the first, second, and third quarter of 2013, respectively, to finance operations. 152,500 of these shares are not restricted and are freely tradable with 62,500 shares being restricted as they are held as collateral for a note payable to a related party.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. There is currently no market for Neuralstem warrants. The price of the underlying publicly traded common stock is used as a significant input in the valuation process.

As of September 30, 2013, using a Black-Scholes Option Pricing model, a $504,000 fair value has been assigned to this warrant including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. Regal recorded a $27,000 unrealized loss on the investment in the first quarter of 2013, a $48,600 unrealized gain in the second quarter, and a $363,300 unrealized gain in the third quarter due to changes in the fair value as determined by the Black-Scholes model. The gain in the current quarter is primarily due to the increase in the fair value of Neuralstem’s common stock.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions in the third quarter of 2013 included accounting consulting fees of $14,100 earned by Bernard L. Brodkorb who is a Director of Regal One. These fees for the nine-month period ended September 30, 2012 totaled $42,300. These fees have not been paid and are currently held as Accounts Payable – Related party.  The total balance payable to Bernard L. Brodkorb for his services was $92,750 and $72,950 as of September 30, 2013 and December 31, 2012, respectively.

Interest was also accrued against notes payable to officers in the amount of $639. This accrued interest is associated with one current single note payable to officers in the amount of $23,000 and has 62,500 shares of Neuralstem stock pledged as collateral against this note as described above in Note 5 - Investments. This note bears interest at a rate of 6% per annum and was due with interest thereon as of December 31, 2012.  As of September 30, 2013, the note holder and management have agreed to renew the note with identical terms payable in full with accrued interest thereon. There is currently $639 interest accrued on this note as of September 30, 2013 and it is due and payable in full on December 31, 2013.

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

Portfolio Investments

During the nine months ended September 30, 2013, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments

                                                      Fair value of Investments

     Name of Company                 Investment        as of September 30, 2013

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $582,650

Neuralstem, Inc.                    Warrants                      504,000

Rampart Detection Systems           Common Stock                    1,200

LMP Money Market Trust Fund         Money Market Fund                 372

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

As of September 30, 2013, the Company holds 215,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at an option price of $5.00 per share.

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

Financial Condition Overview

The Company's total assets were $1,128,443 and its net assets were $998,813 at September 30, 2013, compared to $467,401 and $317,502, respectively at December 31, 2012. The changes in total assets during the nine months ended September 30, 2013 were primarily attributable to a gain of $385,200 in unrealized appreciation in warrant investments and $280,240 in unrealized appreciation on portfolio investments. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the nine months ended September 30, 2013 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the nine month period ending September 30, 2013 vs. 2012.

Operating Expenses

For the nine months ended September 30, 2013, operating expenses were $85,859 compared to $94,930 for the comparable period of 2012. The decrease for the nine month period ending September 30, 2013 compared to the comparable period of 2012 was primarily due to decreased professional services expenses of $8,539.

Net Increase in Net Assets resulting from Operations

For the nine months ending September 30, 2013, our net increase in net assets resulting from operations was $681,310 compared to a net increase in net assets resulting from operations of $54,346 for the comparable period in 2012. The net change of $613,175 in the three month period ending September 30, 2013 as compared to the comparable period ended September 30, 2012 was attributable to the factors discussed above.

Other increases in net assets from investments

For the nine months ended September 30, 2013, net assets increased by $681,310.  This increase is primarily from the unrealized gain on portfolio securities and investment warrants of $665,440. This compares to an unrealized investment gain of $99,235 for the comparable period in 2012. A $52,641 realized gain position on the sale of portfolio investments was reported for 2012 compared to a gain of $104,162 for the same period in 2013. Refer to the Statements of Operations page F-6.

Liquidity and Capital Resources

At September 30, 2013, we had $624,443 in liquid and semi-liquid assets mainly consisting of $37,951 in cash, $2,270 in Prepaid Insurance expense, a $1,200 investment, and $583,022 in unrestricted investments at fair market value (which does not include the $504,000 Neuralstem warrant investment). For the nine month period ended September 30, 2013, we primarily satisfied our working capital needs through sales of marketable securities. Working capital expenditures included: (i) a decrease in prepaid insurance in the amount of $20,438.

The Company may receive loans from an established collateralized loan account with a securities broker/dealer that as of September 30, 2013 held 215,000 shares of Regal's Neuralstem stock. No additional loans were required during the third quarter of 2013, leaving a balance of $23,000 plus $639 in accrued interest.

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

Additionally, when the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $6,686. Because our revenues, if generated, tend to be in the form of portfolio securities, such revenues are not normally of a type capable of being liquidated to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2013 there are no material changes for risk factors since previously disclosed in the Company’s 2012 Form 10-K.

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

       Dated: November 14, 2013

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

/s/ Charles J. Newman                                         November 14, 2013

By: Charles J. Newman

   Chief Executive Officer, Chief Financial Officer, and

   Director (Principal Executive Officer)

/s/ Malcolm Currie                                            November 14, 2013

By: Malcolm Currie          Director

/s/ Bernard L. Brodkorb                                       November 14, 2013

By: Bernard L. Brodkorb     Director