Form 10-K
period 2013-12-31
REGAL ONE Corp
filed 2014-04-01
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

                                               Which Registered

Common Stock, par value $.001 per share       OTC Bulletin Board

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

    Large accelerated filer  []      Accelerated filer []

    Non Accelerated filer    [X]     Smaller Reporting Company []

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $119,303 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity on the over-the-counter pink sheet market (OTC Pink Sheets), as of the last business day of the registrant's most recently completed second fiscal quarter.

As of March 31, 2014, there were: 3,633,067 shares of common stock, $.001 par value, issued and outstanding; and 100,000 shares of Series B convertible preferred stock outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

                            TABLE OF CONTENTS

                                                                        Page

                                    PART I

ITEM 1.     Business                                                       4

Item 1A.    Risk Factors                                                 8-13

Item 1B.    Unresolved Staff Comments                                     14

Item 2.     Properties                                                    14

Item 3.     Legal Proceedings                                             14

Item 4.     Mine Safety Disclosures                                       14

                                    PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder

              Matters and Issuer Purchases of Equity Securities           15

Item 6.     Selected Financial Data                                       17

Item 7.     Management's Discussion and Analysis of Financial Condition

                And Results of Operations                                 18

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk    22

Item 8.     Financial Statements and Supplementary Data                   22

Item 9.     Changes in and Disagreements with Accountants on Accounting

                And Financial Disclosure                                  23

Item 9A.    Controls and Procedures                                       23

Item 9B.    Other Information                                             24

                                   PART III

Item 10.    Directors, Executive Officers and Corporate Governance        25

Item 11.    Executive and Director Compensation                           27

Item 12.    Security Ownership of Certain Beneficial Owners and

                 Management and Related Stockholder Matters               28

Item 13.    Certain Relationships and Related Transactions, and Director

                 Independence                                             29

Item 14.    Principal Accountant Fees and Services                        29

                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules                    30

Signatures                                                                31

Report of Independent Registered Public Accounting Firm                   F1

Financial Statement Schedules                                          F2-F8

Notes to Financial Statements                                          41-49

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

     How long cash and assets on hand can sustain our operations.

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

Regal was initially incorporated in 1959 as Electro-Mechanical Services Inc., in the state of Florida. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our Board of Directors determined it was in our shareholders' best interest to change the focus of the company's operation to providing financial services through our network of advisors and professionals.

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

Portfolio Investments

Our investment portfolio is summarized as follows:

                                                           Carrying Value

Name of Company                        Investment        of Investment as of

                                                            Dec. 31, 2013

Neuralstem, Inc. (OTCBB: CUR)            Common Stock        $   611,100 (1)

Neuralstem, Inc.                         Warrant                 513,000 (1)

Western Asset Money Market Fund          Money Market Fund        14,615

Rampart Detections Systems Ltd.          Common Stock              1,200 (2)

                                                              -----------

Total                                                        $ 1,139,515

See also Schedule F-3 Schedule of Investments and Note 4 Investments in Notes to Financial Statements.

(1) At December 31, 2013, we held 210,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of $5.00 per share.

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

Item 1A. RISK FACTORS

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

The Company Has Historically Lost Money and Losses May Continue in the Future:

Except for 2013 and 2009 when the Company booked a net operating gain of 707,991 and $514,737, respectively, including an unrealized appreciation in value of our common stock and stock option investments, the Company has historically lost money.  As a result, it has an accumulated deficit of $8,416,787 at December 31, 2013. For the year ended December 31, 2013 the Company had a net investment loss from operations of $111,791 excluding $819,782 in realized and unrealized gain from investments. Accordingly, the Company may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations and future losses are likely to occur. The Company's investment portfolio is concentrated in one company which increases the risk of favorable investment results. These factors raise doubt about the Company’s ability to continue as a going concern.

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

The Company's cash expenses for operations are large relative to its cash flow which requires the Company continually to sell shares from its investments. This could result in substantial dilution to our shareholders equity and our ability to continue operations should additional capital not be raised:

For years ended December 31, 2013 and December 31, 2012 the Company had total operating expenses of $111,791 and $122,173 respectively. Consequently, the Company was required to sell shares of the Company's inventory of investment common stock to raise the cash necessary to pay ongoing expenses. The Company sold 70,000 shares of Neuralstem common stock in 2013 to finance operational costs. During 2012 it sold 20,000 shares of stock. Net proceeds from the sale of securities in 2013 amounted to $115,054. This practice is likely to continue for the foreseeable future and could lead to continuing dilution in net asset value for the Company's stockholders. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

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

The Company's common stock is trading at a substantial discount to net asset value:

The following table summarizes the Company's approximate net asset value per common share and corresponding stock price for the last five years:

As of December 31,     2013     2012     2011      2010     2009

  Net Asset Value       $0.28   $0.09     $0.10    $0.41    $0.45

  Stock Price*           0.04    0.07      0.06     0.06     0.03

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

Our common stock is traded on the Over-the-Counter Bulletin Board "Pink Sheet" market, which may make it more difficult for investors to resell their shares due to suitability requirements:

Our common stock is currently traded on the Over the Counter Bulletin Board under the symbol (RONE) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTC Pink Sheet stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

The Company's concentration of portfolio company securities:

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At December 31, 2013, 98% of the Company's asset value resulted from a single portfolio holding.

The unlikelihood of cash distributions:

Although the Company has the corporate power to make cash distributions or dividends to shareholders, such distributions are not among the Company's objectives. Consequently, management does not expect to make any cash distributions in the immediate future.

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

N/A

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

         Quarter Ending          Quarterly High  Quarterly Low

   Dec. 31, 2013              $ 0.06          $0.04

         Sep. 30, 2013              $ 0.05          $0.03

         Jun. 30, 2013              $ 0.11          $0.04

         Mar. 31, 2013              $ 0.09          $0.05

   Dec. 31, 2012              $ 0.25          $0.02

         Sep. 30, 2012              $ 0.10          $0.04

         Jun. 30, 2012              $ 0.09          $0.04

         Mar. 31, 2012              $ 0.09          $0.04

   Dec. 31, 2011              $ 0.06          $0.06

         Sep. 30, 2011              $ 0.06          $0.06

         Jun. 30, 2011              $ 0.15          $0.15

         Mar. 31, 2011              $ 0.08          $0.08

         Dec. 31, 2010              $ 0.06          $0.03

         Sep. 30, 2010              $ 0.06          $0.03

         Jun. 30, 2010              $ 0.10          $0.06

         Mar. 31, 2010              $ 0.10          $0.03

Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company's common stock will be sustained or grow in the future.

Holders of record

As of March 31, 2014, there were:

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

There were no sales of Regal One Corporation unregistered securities in 2013 or 2012.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan ("1995 Stock Plan") on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. As of December 31, 2013, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled.

Item 6. SELECTED FINANCIAL DATA

Financial Position as of December 31:

                        2013        2012       2011        2010       2009

                     --------------------------------------------------------

Total assets          $1,162,686  $467,401  $460,662  $1,521,219  $1,676,604

Total liabilities        137,193   149,899    91,020      19,465      41,138

Net assets            $1,025,493  $317,502  $369,642  $1,501,754  $1,635,466

Net asset value per

  outstanding share       $0.282    $0.087    $0.102      $0.413      $0.450

Common shares

outstanding            3,633,067  3,633,067  3,633,067  3,633,067  3,633,067

Operating Data for the last five fiscal years ended December 31:

                           2013        2012       2011       2010      2009

                     ------------------------------------------------------

Total investment income         -         -          -          -         -

Total expenses           $111,791     122,173    127,996   165,936  299,012

Payable settlement gain           -         -          -    63,484        -

                         ---------------------------------------------------

Net investment loss      ($111,790)  (122,173)  (127,996) (165,936)(299,012)

Stock dividends                 $-        $-        $600        $-      $-

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

Financial Condition Overview

The Company's total assets were $1,162,686 and its net assets were $1,025,493 at December 31, 2013, compared to $467,401 and $317,502 at December 31, 2012. In 2013 the Company had a net increase in Net Assets resulting from operations of $707,991 including a $819,782 gain from investing activities offset by a loss of $111,791 in operating expense. The increase was mainly attributable to the unrealized gains in our stock investment and warrants during 2013. Net investment loss (total operating expenses) decreased by $9,903 compared to 2012.

During 2013 the Company realized a net gain of $115,054 on the sale of investment securities and also had an unrealized appreciation on its investment portfolio of $310,528. The Company sold 70,000 shares of portfolio stock at an investment cost of $3,004. The Company also booked an unrealized gain of $394,200 due to the change in the fair value of the stock warrants.

During 2013 the Company decreased liabilities by $12,706 which was primarily a result of a decrease in a note payable with a related party.

The Company's unrealized appreciation (depreciation) on investments varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities. Our financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company's help. These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have limited operating history.

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $8,051,800 at December 31, 2013. The net investment loss from operations was reduced to $111,791 for the year ended December 31, 2013 compared to a net investment loss of $122,173 for the same period last year. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern depends upon its ability to liquidate investments as needed and obtaining sufficient financing to maintain adequate liquidity until such time as operations produce positive cash flow. However, there can be no assurance these actions will be successful.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Result of Operations for the twelve month periods ending December 31, 2013 and 2012

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared. The Company did not have any investment income from operations during 2013 or 2012.

Net realized and unrealized gain (loss) on investments, net for the twelve months ended December 31, 2013 was a gain of $819,782 and a gain of $70,033, respectively for the twelve months ended December 31, 2012. The significant gain during 2013 was primarily related to the increase in the share price of Neuralstem, Inc.

Operating Expenses and Net Investment Income/(Loss)

Our operating expenses consist mostly of fees paid to outside attorneys, consultants, and accountants in connection with the advisory services we provide our clients and to a lesser extent for general overhead. The Company has not received any direct investment income. Net realized gain on portfolio investments sold and the net unrealized appreciation (depreciation) in the value of its portfolio investments and stock options are not included in Net Investment Income but are included in the net increase in net assets resulting from operations. Unrealized gains are not recognized for income tax purposes.

For the year ended December 31, 2013, Total Operating Expenses and Net Investment Loss was $111,791 compared to $122,173 for the year ended December 31, 2012. The decrease of $10,382 in Net Investment Loss as compared to 2012 is primarily attributable to decreases in legal expenses. The 2013 operating expenses consisted primarily of insurance expense, professional services and consulting fees.

The Company plans to decrease its operational expenses in 2014 if no more companies are added to our portfolio. Insurance and interest expense costs will be reduced. Regal has been selling securities in our investment portfolio to finance our operations.

Liquidity and Capital Resources

At December 31, 2013, we had $1,162,686 in assets consisting of: $22,771 in cash and $1,139,915 in investments. Included in investments is $14,615 in liquid money market funds in our investment accounts.

For the twelve month period ended December 31, 2013, we satisfied our working capital needs from cash on hand at the beginning of the period and the net proceeds from the sale of marketable securities in the amount of $115,054. As of December 31, 2013, the Company's net asset value (Equity) was $1,025,493.

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

Because our revenues, if generated, tend to be in the form of unrealized gains on our investment portfolio securities, such revenues are not of a type capable of being used to satisfy the Company's ongoing monthly expenses. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms. There is no assurance that the Company will be able to do so. Further, if the Company is unable to secure adequate funding under acceptable terms, there is substantial doubt that the Company can continue as a going concern.

Contractual Obligations

                                   Less than   1-3     3-5     More than

                            Total   1 year    years   years     5 years

Loan Payable – Officer      $13,000          $13,000      -          -

The Company did not renew its D & O insurance policy in October in which the premiums were financed.

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

Valuation of Portfolio Investments

At December 31, 2013, the Company owned 210,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $611,100 based on the closing market price of the stock. 70,000 shares were sold in 2013 to finance Company operations. 147,500 of these shares are not restricted and are freely tradable with 62,500 shares being restricted as they are held as collateral for a note payable to a related party. The collateral shares will be released when the note is paid.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. There is currently no market for these Neuralstem stock options. The price of the publicly traded common stock is used as a significant input in the valuation process.

Using a Black-Scholes Option Pricing model, a $513,000 value has been assigned to this warrant as of December 31, 2013 including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. The Company recorded a $394,200 unrealized gain on the stock option investment in 2013 due to the increase in the fair value as determined by the Black-Scholes model.

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

None.

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

(b) Management's Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Company's management, including our Chief Executive Officer and principal financial officer, the Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) ("COSO-Framework"). Based on the results of this evaluation under the COSO Framework, management has concluded that its internal control over financial reporting was not effective as of December 31, 2013.

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

None in 2013.

                                   PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2013. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name                      Age     Current Position            Position

                                                             Held Since

Charles J. Newman          68     Chairman of the Board,

                                  CEO, CFO, Secretary,

                                  Treasurer, and Director        2008

Dr. Malcolm Currie         86     Director                       1995

Bernard L. Brodkorb        72     Director                       2009

Christopher H. Dieterich   66     Director                       2013

CHARLES J. NEWMAN is the present Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer appointed on June 16, 2008. Mr. Newman is a private investor with corporate management experience. From 1982 to the present, Mr. Newman has been serving as Chief Executive Officer of NCJ Corporation from 1985 to the present. Mr. Newman has been serving as the Chief Executive Officer of Mid America Venture Capital Fund, Inc. Mr. Newman has been serving since 1988 as the Chief Financial Officer of Lincoln Loan and Finance Corporation, National Acceptance Corporation and Ambassador Finance Co., Inc. and Director of Mid America Capital Corp. Since 1992 Mr. Newman has served as the President and Director of the Max and Gertrude Newman - Charles and Phyllis Newman Foundation, a 501(C)(3) charitable foundation. From 2000 to the present, Mr. Newman has served as Vice-President and Director of Doubletree Capital Partners, LLC. He is also a Director of North Central Capital Corporation.

DR. MALCOLM CURRIE was appointed as Chairman of the Board of Directors in 1995 and CEO, CFO of the Company in August 2001 and served in those capacities until June 16, 2008. He remains in his position as Director. From 1969 to 1973, Dr. Currie was the Undersecretary of Research and Engineering for the Office of Defense. From 1973 to 1977, Dr. Currie was President of the Missile Systems Group for Hughes Aircraft Corporation. From 1977 to 1988, Dr. Currie started as Executive Vice President and eventually became Chief Executive Officer and Chairman of the Board of Hughes Aircraft Corporation. From 1992 to present, Dr. Currie has been Chairman Emeritus of Hughes Aircraft Corporation. Dr. Currie is also on the Board of Directors of Innovative Micro Technology, Inc. Dr. Currie obtained a graduate MBA from the University of California, Berkeley, and a PhD in Engineering and Physics at the University of California, Berkeley.

BERNARD L. BRODKORB was appointed to the Board of Directors on February 1, 2009. Mr. Brodkorb served on the Board of directors of ISA Internationale, Inc. (ISAT), a public company, from October 1997 to July 2000 and has been Chairman of the Board of Directors, President, Chief Executive Officer, and Chief Financial Officer of ISAT from February 2001 to present. Mr. Brodkorb is a practicing licensed Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting, and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

CHRISTOPHER H. DIETERICH is the founder and managing partner of Dieterich & Associates, a litigation and commercial law firm based in Los Angeles, California, providing legal services to entrepreneurial and emerging technology companies during the past 33 years. His firm specializes in venture capital and private equity financings, as well as in SEC compliance issues for public companies. He obtained his undergraduate engineering degree from Virginia Tech, graduate engineering degree from UC Berkeley (1970) and graduated from the joint Law and Economics program at UCLA in 1979, after serving six years in the US Air Force as a flight instructor in advanced jets. He has been an officer and director of Strategic Environmental, a reporting company, since 2008, working on expanding the reach of the Paragon CoronaLux systems. Mr. Dieterich was chosen as a Director because of his experience in a broad range of businesses as well experience serving on the boards of directors and committees of private entities. He receives no salary from the Company.

BOARD AND COMMITTEE MEETINGS

During the Company's fiscal year ending December 31, 2013, the Board of Directors held a total of two meetings and approved no Actions by Written Consent. During that time, no incumbent Director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors (held during the period for which he has been a Director).

There are currently no committees of the Board of Directors as the Company does not have sufficient members on the Board that would be classified as independent members. Management is committed to finding additional appropriate knowledgeable independent Board members to assist in the growth of the Company and sit on various board committees. Prior to the establishment of an Audit and Compensation Committee, the entire Board of Directors will perform the functions to be assigned to this committee.

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION

For the year ended December 31, 2013 there was no executive or director compensation. Two directors received consulting fees for work performed not related to being a director.

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

EXCHANGE ACT SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

In 2013 Charles J. Newman filed a periodic Statement of Changes in Beneficial Ownership on Form 4. Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required, we believe its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended December 31, 2013.

EXECUTIVE AND DIRECTOR COMPENSATION

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At the end of fiscal year 2013, there were no outstanding equity awards, unexercised stock options, or equity incentive plan awards vested or not vested due to Company Officers or outside consultants.

SUMMARY NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2013:

            Fees                              Nonqualified

           Earned                  Non-Equity   Deferred       All

          Or paid     Stock Option Incentive   Compensation   Other

Name      in Cash    Awards Awards Compensation  Earnings  Compensation Total

----------------------------------------------------------------------------

Brodkorb    $0          0      0          0          0           0       0

Currie      $0          0      0          0          0           0       0

Newman      $0          0      0          0          0           0       0

Dieterich   $0          0      0          0          0           0       0

No additional Director compensation has been authorized for services for the period from January 1, through December 31, 2013 and through the date of this Form 10-K report filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best knowledge of the Company, as of March 29, 2014 with respect to each person known by us to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

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

Rodney Unger, Managing Partner

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

(1) Includes (i) 3,633,067 shares of common stock issued and outstanding as of December 31, 2013, and (ii) 10,000,000 maximum common shares upon the conversion of the Series B preferred class, and totals to 13,633,067 fully diluted common share equivalents outstanding.  Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 30,585 shares (30.6%) are held by a Director of the Company (Dr. Malcolm Currie, 20,242 shares and Charles Newman, 10,343 shares).

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

For the year ended December 31, 2013, Mr. Bernard L. Brodkorb who is a Director of Regal received $56,400 in fee compensation for providing accounting and financial reporting services not related to his duties as a Director of Regal One Corporation and no compensation for being a Director.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors (Boulay PLLP) for the professional services rendered in connection with the audit services of the Company's financial statements for the year ended December 31, 2013 and 2012  was approximately $19,000 and $10,000, respectively.

Audit Related Fees: None

Tax Fees: None

All Other Fees: None

                              PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this Annual Report on form 10-K. References to "the Company" in this Exhibit List mean Regal One Corporation, a Florida corporation.

Exhibit

Number      Description

31.1  Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  Filed herewith.

32.2  Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350.

  Filed herewith

Financial Statement Schedules

Financial statements required by Item 15 of this form are filed as a separate part of this report following Part IV:

  Report of Independent Registered Public Accounting Firm               F-1

  Balance Sheets at December 31, 2013 and at December 31, 2012          F-2

  Statement of Investments as of December 31, 2013                      F-3

  Statement of Investments as of December 31, 2012                      F-4

  Statements of Changes in Net Assets                                   F-5

  Statements of Operations                                              F-6

  Statements of Cash Flows                                              F-7

  Statements of Financial Highlights                                    F-8

  Notes to Financial Statements                                  Pages 41-49

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

Dated: April 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       NAME                           TITLE                      DATE

/s/ Charles J. Newman      Chief Executive Officer,        April 1, 2014

    Charles J. Newman      Chief Financial Officer, and

                           Chairman of the Board

/s/ Malcolm Currie         Director                        April 1, 2014

    Malcolm Currie

/s/ Bernard L. Brodkorb    Director                        April 1, 2014

    Bernard L. Brodkorb

/s/ Christopher Dieterich  Director                        April 1, 2014

    Christopher Dieterich

0

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Regal One Corporation

St. Paul, Minnesota

We have audited the accompanying balance sheets, including the schedule of investments, of Regal One Corporation (a Florida Corporation) (the “Company”) as of December 31, 2013 and 2012, and the related statements of changes in net assets, operations, cash flows, and financial highlights for the years ended December 31, 2013 and 2012. Regal One’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2013 and 2012, and the results of its operations, its cash flows, and its financial highlights for each of the years in the two year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boulay PLLP

Boulay PLLP

Minneapolis, Minnesota

March 31, 2014

REGAL ONE CORPORATION

BALANCE SHEETS

                                                           As of December 31,

                                                        2013                  2012

                              ASSETS             -----------------  ------------------

Assets:

   Investments:

     Investments in non-affiliated companies         $   958,040     $        357,447

     Investments in non-affiliated companies

        (Pledged to secure note payable – officer)       181,875               68,125

                                                        --------          -----------

    Total investments                                  1,139,915              425,572

   Cash                                                   22,771               19,121

   Prepaid insurance                                           -               22,708

                                                      ----------          -----------

TOTAL ASSETS                                         $ 1,162,686              467,401

                                                      ==========          ===========

                      LIABILITIES

   Accounts payable and accrued liabilities           $   15,800       $       27,550

   Accounts payable – related party                      106,850               72,950

   Note payable - officer                                 13,000               47,366

   Accrued interest-notes payable - officer                  943                1,433

   Dividends payable                                         600                  600

                                                      ----------            ---------

        Total liabilities                                137,193              149,899

                                                      ==========          ===========

                       NET ASSETS

Net Assets are comprised of:

   Preferred stock, no par value

      Series A - 50,000 shares authorized, none issued

        or outstanding                                         -                   -

      Series B - 500,000 shares authorized, 100,000

        issued and outstanding at December 31, 2013

        and 2012                                             500                 500

   Common stock, par value $0.001,

     50,000,000 shares authorized; 3,633,067 shares

       issued and outstanding at December 31, 2013

       and 2012                                            3,633                3,633

   Additional paid-in capital                          8,373,060            8,373,060

   Losses and distributions in excess of earnings     (8,416,787)          (8,421,673)

   Cumulative unrealized appreciation on investments   1,065,087              361,982

                                                      -----------          -----------

        Total net assets                               1,025,493              317,502

                                                      -----------           ----------

TOTAL LIABILITIES AND NET ASSETS                      $1,162,686           $  467,401

                                                    ============           ===========

Net asset value per outstanding share of common

   stock                                             $    0.282                 0.087

                                                    ============           ===========

The accompanying notes are an integral part of these condensed financial statements.

REGAL ONE CORPORATION

                                SCHEDULE OF INVESTMENTS

                                   December 31, 2013

Equity Investments:

                                                               Fair    Percent

                           Description         Carrying Cost   Market  Ownership

Portfolio Company          of Business         Investment      Value        Affiliation

Neuralstem, Inc.(CUR)      Biomedical company  $  9,013 (1)  $ 611,100     1.0%   No

Neuralstem Warrant         Biomedical company    50,000 (2)    513,000     0.0%   No

LMP Money Market Trust     Money Market Fund     14,615 (3)     14,615     0.0%   No

Rampart Detection Systems  Manufacturing          1,200 (4)      1,200     0.1%   No

                                                 ---------   ---------    -----

Total Investments                              $ 74,828     $1,139,915

(1) As of December 31, 2013, there were 210,000 Neuralstem shares held reported on a fair value basis valued at the closing market price of $ 2.91 in fair market value applied. 70,000 shares were sold during 2013. 62,500 shares have been pledged as collateral to secure a note payable - officer.

(2) Regal also has a ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is above the present fair market value of Neuralstem shares. As of December 31, 2013 using a Black-Scholes Option Pricing Model, a $513,000 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no market for Neuralstem warrants carried as an investment.

To calculate the December 31, 2013 value of the Neuralstem warrant, management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in warrant:                                        1,000,000

   Date option was issued:                                             9/15/2005

   Remaining term of option in years:                                        1.7

   Neuralstem Common Stock closing price on 12/31/2013:                    $2.91

   Annual volatility:                                                    69.210%

   Discount Rate based on Daily Treasury Bills long term rates on 12/31/13: 1.31%

   Management estimated discount applied to fair market value:             10.0%

(3) The Company had $14,615 in an investment money market fund at 12/31/2013.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of these condensed financial statements.

                             REGAL ONE CORPORATION

                            SCHEDULE OF INVESTMENTS

                               December 31, 2012

Equity Investments:

                                                 Carrying        Fair   Percentage

                             Description           Cost          Market  Ownership

Portfolio Company            of Business         investment      Value      Affiliation

Neuralstem, Inc.(CUR)        Biomedical company $ 12,018 (1)   $305,200    1.0%    No

Neuralstem Warrant           Biomedical company   50,000 (2)    118,800    0.0%    No

LMP Money Market Trust       Money Market Fund       372 (3)        372    0.0%    No

Rampart Detection Systems    Manufacturing         1,200 (4)      1,200    0.1%    No

                                                ---------     ---------    -----

Total Investments                               $ 63,590      $ 425,572

(1) As of December 31, 2012, there were 280,000 Neuralstem shares held reported on a fair value basis valued at the closing market price of $ 1.09 with no reduction in fair market value applied. 70,500 shares were sold during 2012. 62,500 shares have been classified as Investments in non-affiliated companies – Pledged to secure note payable - officer.

(2) Regal also has a ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of December 31, 2012 using a Black-Scholes Option Pricing Model, a $118,800 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no active market for the Neuralstem Warrants (stock options) carried as an investment.

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

The accompanying notes are an integral part of these condensed financial statements.

                          REGAL ONE CORPORATION

                    STATEMENTS OF CHANGES IN NET ASSETS

                                              For the        For the

                                             Year Ended     Year Ended

                                             December 31,   December 31,

                                                2013            2012

OPERATIONS:                                   ----------    -----------

Net investment loss                          $ (111,791)    $ (122,173)

Net realized gain on investments                115,054         76,639

Net change in unrealized appreciation

  (depreciation)of stock investments            310,528        (30,006)

Unrealized appreciation (depreciation)

  of warrant investment                         394,200         23,400

                                             ------------   ----------

Net increase (decrease) in net assets

  resulting from operations                     707,991        (52,140)

SHAREHOLDER ACTIVITY:

  Declared dividend                                   -              -

NET INCREASE (DECREASE) IN NET ASSETS           707,991        (52,140)

NET ASSETS:

     Beginning of period                        317,502        369,642

     End of period                            1,025,493        317,502

     Average net assets                       $ 671,498       $343,572

TOTAL NET ASSET VALUE RETURN                     105.4%        (15.2%)

Ratio to average net assets:

     Net investment loss                          16.6%          35.6%

The accompanying notes are an integral part of these condensed financial statements.

                                    REGAL ONE CORPORATION.

                                  STATEMENTS OF OPERATIONS

                                               For the Years Ended December 31,

                                                      2013           2012

               -----------     ----------

Investment income                                 $      --      $      --

Operating expenses:

 Professional services                               22,400         27,201

 Accounting fees- related party                      56,400         58,650

 Interest expense                                     2,736          3,467

Other selling, general and

    administrative expenses                          30,255         32,805

Income tax expense                                        0             50

                                                   ---------       --------

    Total operating expenses                        111,791        122,173

                                                   ---------       --------

Net investment loss                                (111,791)      (122,173)

Realized and unrealized gain (loss) on investments

  Net realized gain on portfolio investments        115,054         76,639

Net change in unrealized appreciation

  (depreciation)of stock investments          310,528       (30,006)

  Net unrealized appreciation (depreciation)

    in warrant investment                           394,200         23,400

                                                    --------       --------

    Net realized and unrealized gain (loss)

     on investments                                 819,782         70,033

                                                   --------       ---------

Net increase (decrease) in net assets

   Resulting from operations                    $   707,991     $  (52,140)

                                                  ==========    ===========

Per share information:

Weighted average common shares outstanding

        Basic                                     3,633,067      3,633,067

        Diluted (1)                              13,633,067     13,633,067

Net investment loss per share:

        Basic and diluted                         $ (0.031)      $ (0.034)

                                                 ==========     ===========

Net increase (decrease) in net assets resulting from

  Operations per share:

        Basic                                     $  0.195        (0.014)

        Diluted                                   $  0.052        (0.014)

                                                 ==========     ===========

(1) Includes Series B Preferred Shares convertible at 100 for 1.

The accompanying notes are an integral part of these condensed financial statements.

REGAL ONE CORPORATION

STATEMENTS OF CASH FLOWS

                                                   For the Years Ended December 31,

                                                            2013          2012

                                                   ------------------  ----------

Cash flows from operating activities:

Net decrease in net assets from operations              $  707,991   $  (52,140)

Adjustments to reconcile net decrease

    in net assets from operating activities:

Realized gain on sale of marketable securities      (115,054)     (76,639)

Proceeds from sale of investments                    105,437       79,309

Net change in unrealized (appreciation)

Depreciation of stock investments               (310,526)      30,006

Unrealized (increase) in investment in options      (394,200)     (23,400)

Changes in operating assets and liabilities:

        Prepaid expense                                     22,708            -

        Accounts payable and accrued expenses              (12,240)       1,950

        Accounts payable – Related Party                    33,900       54,150

                                                         ---------      --------

Net cash provided by (used in) operating activities        38,016        13,236

Cash Flows from financing activities:

      Increase (decrease) in officer loans

           and interest payable                            (34,366)       2,779

                                                         ---------      --------

Net cash provided by financing activities                  (34,366)       2,779

Net change in cash                                           3,650       16,015

Cash at beginning of period                                 19,121        3,106

                                                        ----------      --------

Cash at end of period                                   $   22,771       19,121

                                                       =============  ===========

Cash Paid for interest                                      $2,842           -

The accompanying notes are an integral part of these condensed financial statements.

                                              F-7

39

                                             REGAL ONE CORPORATION

                                       STATEMENTS OF FINANCIAL HIGHLIGHTS

                                                  For the Years Ended December 31,

                                                   2013      2012       2011      2010      2009

                                           -----------    --------   -------   --------   --------

    Per Common Share Unit Operating Performance

OPERATIONS:

Net investment loss from operations           $  (0.031)   (0.034)    (0.34)    (0.046)    (0.082)

Net realized gain on portfolio securities         0.032     0.021      0.009     0.018      0.069

Net change in unrealized appreciation

  (depreciation)of stock investments              0.085    (0.008)     0.123     0.019     (0.67)

Net unrealized appreciation

  (depreciation) of option investments            0.109    (0.006)     0.163    (0.046)     0.222

Gain on Legal Expense settlement                                                 0.017

                                               ---------  --------   -------    -------     ------

Net increase (decrease) in net assets

  from operations                                 0.195    (0.014)     0.311    (0.037)     0.142

SHAREHOLDER ACTIVITY

    Declared dividend                                --        --         --         --        --

                                               --------   --------   --------    --------  -------

NET DECREASE IN NET ASSETS                      $ 0.195   $(0.014)     0.311    (0.037)     0.142

NET ASSET VALUE, BEGINNING OF PERIOD              0.087   $ 0.102      0.413     0.450      0.308

NET ASSET VALUE, END OF PERIOD                    0.282   $ 0.087      0.102     0.413      0.450

                                              =========   =======     =======    ======     =====

TOTAL NET ASSET VALUE RETURN (LOSS)             105.4%    (15.2%)      121.0%    (8.5%)     37.4%

                                               =======   ========     =======    =======    ======

                                                        F-8

40

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

On March 7, 2005, our board of directors determined it was in our shareholders' best interest to change the focus of the company's operation to providing financial consulting services through our network of advisors and professionals, and to be treated as a business development company ("BDC") under the Investment Company Act of 1940. On September 16, 2005, we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company has reported as an operating BDC since March 31, 2006.

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

Valuation of Portfolio Investments

Investments are reported on the balance sheet at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair market value. Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained. The Company uses the Black-Scholes pricing model to determine the fair value of the Company’s warrant investments.

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

Cash and cash equivalents

Cash consists of bank account balances and may include instruments with maturities of three months or less at the time of purchase and cash equivalent balances on deposit with investment brokerage firms. Currently we classified the money market funds on deposit in our investment brokerage account as part of our investments.

Net Decrease in Net Assets from Operations per Share

Basic net decrease in net assets from operations per share is computed by dividing the net decrease in net assets from operations amount adjusted for cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase (decrease) in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options and from the assumed conversion of the Series B Convertible Preferred Stock. Diluted net decrease in net assets from operations per share is computed by dividing the net decrease in net assets from operations amount adjusted for cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For the period ending December 31, 2012 the above potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

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

Assets measured at fair value on a recurring basis at December 31, 2013:

                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $  9,013       $611,100

LMP Money Market Trust Fund    Level 1         14,615         14,615

Rampart Detection Systems      Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000        513,000

                                            ---------      ---------

  Total investments                          $ 74,828     $1,139,915

Assets measured at fair value on a recurring basis at December 31, 2012:

                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $ 12,018       $305,200

LMP Money Market Trust Fund    Level 1            372            372

Rampart Detection Systems      Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000        118,800

                                            ---------      ---------

  Total investments                          $ 63,590       $425,572

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

Beginning balance as of December 31, 2011                $  95,400

Net change in unrealized appreciation

  of warrants in 2012                                       23,400

                                                          ---------

Ending balance as of December 31, 2012                   $ 118,800

Net change in unrealized appreciation

  of warrants in 2013                                      394,200

                                                          ---------

Ending balance as of December 31, 2013                   $ 513,000

The table below presents the inputs used to value the Company’s Level 3 financial instruments as of December 31, 2013 using the Black-Scholes Option Pricing Model:

 Warrants:              Expected term             1.7 years

                              Risk free rate            1.31%

                              Annual volatility        69.21%

                              Fair value of stock      $2.91 per share

                              Dividend rate               0%

                              Liquidity discount         10%

Of the inputs noted above, the liquidity discount is an unobservable input.

NOTE 4 - EQUITY TRANSACTIONS

Common Stock

The Company has 50,000,000 shares of common stock, par value $.001, authorized with 3,633,067 issued and outstanding shares. If all outstanding preferred equity were converted the outstanding shares would increase to 13,633,067.

Preferred Stock

The Company's Certificate of Incorporation allows for segregating the preferred stock into separate series. As of December 31, 2013, the Company had authorized 50,000,000 shares of total preferred stock; 50,000 shares of Series A preferred stock with no shares outstanding; 500,000 shares of Series B convertible preferred stock were authorized and 100,000 shares of Series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. The Series B preferred stock had been entitled to a non-cumulative dividend of 8.75% of revenues which exceed $5,000,000. In 2004, the Series B class shareholders' voted by a large majority to void the dividend preference. At the option of the holder of Series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. In connection with the acquisition of O2 Technology on February 9, 2004, the Share Exchange agreement required that the Series B preferred as a class be restricted to a cumulative conversion into no more than 10,000,000 common shares. This reduction was sought by the Company and was agreed to by 98.5% of the Series B class, effecting a compression of the outstanding Series B preferred from 208,965 shares to the now outstanding 100,000 shares. For the years ended December 31, 2013, and 2012, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 5 - INVESTMENTS

Neuralstem, Inc.

At December 31, 2013, the Company owned 210,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $513,000 based on the closing market price of the stock. 70,000 shares were sold in 2013 to finance Company operations. Regal recorded an unrealized gain of $310,528 in 2013 due to an increase in the price of Neuralstem shares. 147,500 of these shares are not restricted and are freely tradable with 62,500 shares being restricted as they are held as collateral for a note payable to a related party.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. There is currently no market for these Neuralstem stock Options. The price of the underlying publicly traded common stock is used as a significant input in the valuation process.

As of December 31, 2013, using a Black-Scholes Option Pricing model, a $513,000 value was assigned to this warrant including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. Regal recorded a $394,200 unrealized gain on the investment in 2013 due to increase in the fair value as determined by the Black-Scholes model.

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

At December 31, 2013 and 2012, the Company had a federal operating loss carry forward of $2,605,735 and $2,764,604 respectively. Under IRC Section 172(b)(3), the taxpayer elects to relinquish the entire two year carryback period with respect to any regular tax and AMT net operating loss incurred during the current tax year. Regal became a BDC in June 2005. The deferred tax expires in the periods between 2019 to 2030.

The provision for income taxes consisted of the following components for the years ended December 31, 2013 and 2012:

                                            2013          2012

                                         ---------     ----------

   Current:

        Federal                             $--           $--

        State                                --            --

   Deferred:                                 --            --

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

   Deferred tax assets:                     2013          2012

                                        ---------      --------

   Net operating loss carry forward    $2,605,735     $2,764,604

                                        ------------   ----------

          Total deferred tax assets     1,115,255     $1,183,251

   Less: Valuation allowance           (1,115,255)    (1,183,251)

                                       ------------   -----------

    Net deferred tax assets                  $ -          $    -

FASB authoritative guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $1,115,255 and $1,183,251, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. In assessing the recovery of the deferred tax assets, management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012. Net Deferred Tax Assets are not presented on our Balance Sheets.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

                                              2013           2012

Federal statutory tax rate                   (34.0)%        (34.0)%

State taxes, net of federal tax benefit  (8.8)%       (8.8)%

Increase in valuation allowance          42.8%        42.8%

Effective tax rate                          0%            0%

NOTE 7 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2013 Bernard L. Brodkorb who is a Director of Regal received $56,400 in fee compensation for providing accounting and financial reporting services, of which $22,500 was paid during the year, not related to his duties as a Director of Regal One Corporation and no compensation for his Director duties. In 2012 he received $58,650 for these services and no compensation for being a Director.  As of the year ended December 31, 2013, Bernard L. Brodkorb has a balance owed in accounts payable of $106,850 for services rendered.  There was $72,950 owed in accounts payable due to Bernard L. Brodkorb for services rendered as of December 31, 2012. Dieterich and Associates was owed $10,668 as of December 31, 2012.

The Company has an outstanding note payable due to Charles J. Newman in the amount of $13,000 with accrued interest due of approximately $943 as of December 31, 2013.  The note accrues interest at 6% per annum and is collateralized with 62,500 shares of Neuralstem common stock held as an investment.  The note was due in full with interest at the option of the Company on December 31, 2012.  Although the option to pay in full is upon the Company, these notes are considered to be in default as of the date of this filing.

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

Note 9 - Quarterly Financial Data (Unaudited)

For the year ended December 31, 2013

                               First       Second       Third      Fourth

                              Quarter      Quarter     Quarter    Quarter

                           ----------------------------------------------

Investment income----

Net Loss                     $(29,556)   $(28,459)   $(30,277)  $(23,498)

                              -------------------------------------------

Net increase (decrease) in

 Net assets from operations   (47,719)    115,853     613,176     26,681

Net increase (decrease) in

 Net assets from operations

   Per common share.

     Basic                    (0.0131)     0.0319      0.1688     0.0073

     Diluted                  (0.0131)     0.0085      0.0450     0.0020

For the year ended December 31, 2012

                              First      Second     Third     Fourth

                             Quarter     Quarter   Quarter   Quarter

                           -------------------------------------------

Investment income                --         --          --         --

Net loss from operations    $(37,005)   $(33,773)  $(24,202) $(27,193)

Investment income             59,440    (103,891)   196,328   (81,844)

                             -----------------------------------------

Net increase (decrease) in

 Net assets from operations   21,435    (138,465)   171,377   (106,487

Net increase (decrease) in

 Net assets from operations

   Per common share.

     Basic                     0.006     (0.038)      0.047    (0.029)

     Diluted                   0.002     (0.038       0.013    (0.029)

End of document

41