Form 10-Q
period 2014-03-31
REGAL ONE Corp
filed 2014-05-15
CIK 845385

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                       EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2014

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

-------------------------------------------------------------------------------------

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

As of May 15, 2014, there were 3,633,067 shares of common stock, par value $0.001 and 100,000 shares of Series B convertible preferred stock no par, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

                            TABLE OF CONTENTS

                   PART I. FINANCIAL INFORMATION

                                                                     PAGES

Item 1. Financial Statements                                          3-8

        Balance Sheets                                                F-2

        Schedule of Investments at March 31, 2014                     F-3

        Schedule of Investments at December 31, 2013                  F-4

        Statements of Changes in Net Assets                           F-5

        Statements of Operations                                      F-6

        Statements of Cash Flows                                      F-7

        Statements of Financial Highlights                            F-8

        Notes to Financial Statements                                10-15

Item 2. Management's Discussion and Analysis of Financial Condition

         and Results of Operations                                   16-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk     22

Item 4. Controls and Procedures                                        22

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              23

Item 1A. Risk Factors                                                  23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    23

Item 3. Defaults upon Senior Securities                                23

Item 4. Mine Safety Disclosures ˑ                                      23

Item 5. Other Information                                              23

Item 6. Exhibits and Reports on Form 8-K                               24

        Signatures                                                     25

PART I  FINANCIAL INFORMATION

REGAL ONE CORPORATION

BALANCE SHEETS

                                                   March 31, 2014    December 31, 2013

                                                 ------------------   -----------------

                 ASSETS                              (Unaudited)

   Investments:

   Investments in non-affiliated companies          $  1,630,947         $    958,040

   Investments in non-affiliated companies

     pledged to secure note payable – officer            261,875              181,875

                                                        --------          -----------

     Total investments                                 1,892,822            1,139,915

   Cash and cash equivalents                              40,406               22,771

                                                      ----------          -----------

   Total assets                                      $ 1,933,228          $ 1,162,686

                                                      ==========          ===========

                LIABILITIES and NET ASSETS

   Accounts payable and accrued liabilities          $    26,846          $    15,800

   Accounts payable – related party                      116,450              106,850

   Note payable – officer                                  8,591               13,000

   Accrued interest – notes payable – officer                 55                  943

   Dividends payable                                         600                  600

                                                      ----------            ---------

   Total liabilities                                     152,542              137,193

                                                      ----------            ---------

NET ASSETS

   Net assets are comprised of:

   Preferred stock, no par value

     Series A - Authorized 50,000 shares, none issued

or outstanding                                          -                    -

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at March 31, 2014

      and December 31, 2013                                  500                  500

   Common stock, par value $0.001,

     50,000,000 shares authorized; 3,633,067 shares

     issued and outstanding at March 31, 2014

     and December 31, 2013                                 3,633                3,633

   Additional paid-in capital                          8,373,060            8,373,060

   Losses and distributions in excess of earnings     (8,428,958)          (8,416,787)

   Cumulative unrealized appreciation on investments   1,832,451            1,065,087

                                                     -----------          -----------

         Total net assets                              1,780,686            1,025,493

                                                     -----------          -----------

TOTAL LIABILITIES AND NET ASSETS                     $ 1,933,228         $  1,162,686

                                                    ============          ===========

Net asset value per outstanding share of common

   Stock                                             $    0.532         $      0.282

    The accompanying notes are an integral part of the condensed financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

March 31, 2014

(Unaudited)

Equity Investments:

                                                                         Fair

                                 Description   Percent    Carrying Cost  Market

Company                          of Business   Ownership   Investment    Value  Affiliation

Neuralstem, Inc.(CUR)       Biomedical company    1.1%    $  8,799 (1)  $ 858,950      No

Neuralstem Warrant          Biomedical company    0.0%      50,000 (2)  1,032,300      No

MS Money Market Trust       Money Market Fund     0.0%         372 (3)        372      No

Rampart Detection Systems   Manufacturing         0.1%       1,200 (4)      1,200      No

                                                         ---------      ---------

      Total Investments                                   $ 60,371    $ 1,892,822

(1) As of March 31, 2014 there were 205,000 Neuralstem shares held reported on a fair value basis at the closing market price of $4.190 in fair value applied. 5,000 shares were sold in the first quarter of 2014. 62,500 shares have been classified as Investments in non-affiliated companies – Pledged to secure note payable – officer.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is above the present fair market value of Neuralstem shares. As of March 31, 2014 using a Black-Scholes Option Pricing model, a $1,032,300 value has been assigned to these warrants including a 10% discount assigned by management due to low trading volumes of Neuralstem stock.  There is currently no market for these warrants carried as an investment.

To calculate the March 31, 2014 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Remaining term of option in years: 1.46

   Neuralstem Common Stock closing price on 03/31/2014:  4.19

   Annual volatility:  69.94

   Discount Rate based on Daily Treasury Bills long term rates on 03/31/13: 1.03%

   Management estimated discount applied to fair market value: 10.0%

(3) The company had $372 in an investment money market fund as of 3/31/2014.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of the condensed financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2013

Equity Investments:

                                                Percent                       Fair

                               Description      Ownership    Carrying Cost   Market

Company                        of Business                  Investment     Value  Affiliation

Neuralstem, Inc.(CUR)          Biomedical company    1%     $  9,014 (1)  $  611,100      No

Neuralstem Warrant             Biomedical company             50,000 (2)     513,000      No

LMP Money Market Trust         Money Market Fund              14,615 (3)      14,615      No

Rampart Detection Systems      Manufacturing                   1,200 (4)       1,200      No

                                                             ---------      ---------

      Total Investments                                     $ 74,829    $  1,139,915

(1) As of December 31, 2013, there were 210,000 Neuralstem shares held reported on a fair value basis valued at the closing market price of $ 2.91 with no reduction in fair market value applied. 70,000 shares were sold during 2013. 62,500 shares have been classified as Investments in non-affiliated companies – Pledged to secure note payable - officer.

(2) Regal also has a ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of December 31, 2013 using a Black-Scholes Option Pricing Model, a $513,000 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no market for these warrants held as an investment.

To calculate the December 31, 2013 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Remaining term of option in years: 1.7

   Neuralstem Common Stock closing price on 12/31/2013:  2.91

   Annual volatility:  69.210%

   Discount Rate based on Daily Treasury Bills long term rates on 12/31/2013: 1.31%

   Management estimated discount applied to fair market value: 10.0%

(3) The Company had $14,615 in an investment money market fund at 12/31/2013.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of the condensed financial statements.

REGAL ONE CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

                                             Three Months Ended   Three Months Ended

                                               March 31, 2014      March 31, 2013

                                              ---------------    ---------------

OPERATIONS:

Net investment loss                               $   (30,351)     $  (29,556)

Net realized gain on investments                       18,179           5,822

Unrealized appreciation of investments                248,065           3,015

Unrealized appreciation (depreciation)

  of warrant investment                               519,300         (27,000)

                                                  ------------     ----------

Net increase (decrease) in net assets

 resulting from operations                            755,193        (47,719)

SHAREHOLDER ACTIVITY:

    Declared dividend                                      --              --

NET INCREASE (DECREASE) IN NET ASSETS                 755,193        (47,719)

NET ASSETS:

     Beginning of period                            1,025,493         317,503

     End of period                                  1,780,686         269.784

     Average net assets                             1,403,090         293,644

                                                    =========       =========

TOTAL NET ASSET VALUE RETURN                     51.88%          6.1%

Ratio to average net assets:

     Net investment loss                                 2.2%           10.1%

    The accompanying notes are an integral part of the condensed financial statements.

                                    REGAL ONE CORPORATION

                                  STATEMENTS OF OPERATIONS

                                                     Three Months            Three Months

                                                         Ended                   Ended

                                                     March 31, 2014         March 31, 2013

                                                      (Unaudited)             (Unaudited)

                                                     -------------          -------------

Investment income:                                       $      --              $     --

Operating expenses:

 Professional services                                      14,660                 5,910

 Accounting fees- related party                             14,100                14,100

 Interest expense                                              164                   924

 Other selling, general and administrative expenses          1,427                 8,622

                                                          ---------             ---------

Total operating expenses                                    30,351                29,556

                                                          ---------             ---------

Net investment loss                                        (30,351)              (29,556)

Realized and unrealized gain (loss) on investments

  Net realized gain on portfolio investments                18,179                 5,822

  Net change in unrealized appreciation

  of stock investments                                     248,065                 3,015

  Net unrealized appreciation (depreciation)

     in warrant investment                                 519,300               (27,000)

                                                         ---------              ----------

     Net realized and unrealized gain (loss)

       On investments                                      785,544               (18,163)

                                                        ---------             ----------

Net increase (decrease) in net assets resulting

  from operations                                       $  755,193               (47,719)

                                                         ==========             ==========

Per share information:

Weighted average common shares outstanding

        Basic                                            3,633,067              3,633,067

        Diluted (1)                                     13,633,067             13,633,067

Net increase (decrease) in net assets resulting from

  Operations per share:

        Basic                                             $  0.208              $  (0.013)

        Diluted                                           $  0.055              $  (0.013)

                                                         ==========            ===========

(1) Includes Series B Preferred Shares convertible at 100 for 1, not included in diluted calculation for the period ended March 31, 2013 due to it being anti-dilutive.

 The accompanying notes are an integral part of the condensed financial statements.

                           REGAL ONE CORPORATION

                         STATEMENTS OF CASH FLOWS

                                                  Three Months Ended Three Months Ended

                                                   March 31, 2014       March 31, 2013

                                                      (Unaudited)         (Unaudited)

                                                   ------------------  ----------------

Cash flows from operating activities:

Net increase (decrease) in net assets

   from operations                                      $    755,193          (47,719)

Adjustments to reconcile net increase (decrease)

    in net assets from operating activities:

     Realized gain on sale of marketable securities          (18,179)          (5,822)

     Proceeds from sale of marketable securities              32,637            5,822

     Net change in unrealized appreciation

        of stock investments                                (248,065)          (8,837)

      Unrealized (increase) decrease in options             (519,300)          27,000

      Changes in operating assets and liabilities:

        Prepaid expense                                            -            6,813

        Accounts payable and accrued expenses                 10,158            9,352

        Accounts payable - Related parties                     9,600                -

                                                            ---------          --------

Net cash provided by (used in) operating activities           22,044          (19,213)

Cash flows from financing activities:

    Increase (decrease) in officer loans and interest payable (4,409)             701

                                                           ---------          --------

Net cash provided by (used)  financing activities             (4,409)             701

Net change in cash                                            17,635          (12,690)

Cash at beginning of period                                   22,771           19,121

                                                           ---------           --------

Cash at end of period                                    $    40,406            6,431

                                                        =============       ===========

Cash paid for interest                                       $1,052                $-

                                                           ---------           --------

The accompanying notes are an integral part of the condensed financial statements.

                                             REGAL ONE CORPORATION

                                       STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Common Share Unit Operating Performance

                                   Three Months Ended

                                          March 31          For the Years Ended December 31,

                                            2014       2013      2012       2011      2010     2009

OPERATIONS:

Net investment loss from operations	$(0.007)	$(0.031)	$(0.034)	$(0.340)	$(0.046)	(0.082)
Net realized gain on portfolio securities	0.005	0.032	0.021	0.009	0.018	0.069
Net change in unrealized appreciation (depreciation)of stock investments	0.024	0.085	(0.008)	0.123	0.019	(0.067)
Net unrealized appreciation (depreciation) of option investments	0.025	0.109	0.006	0.163	(0.046)	0.222
Gain on Legal Expense settlement					0.017

Net increase (decrease) in net assets from operations	0.047	0.195	(0.015)	0.311	(0.037)	0.142

SHAREHOLDER ACTIVITY
Declared dividend	-	-	-	-	-	-

NET INCREASE (DECREASE) IN NET ASSETS	0.047	0.195	(0.015)	0.311	(0.037)	0.142

NET ASSET VALUE, BEGINNING OF PERIOD	0.282	0.087	0.102	0.413	0.450	0.308

NET ASSET VALUE, END OF PERIOD	0.490	0.282	0.087	0.102	0.413	0.450

TOTAL NET ASSET VALUE RETURN (LOSS)	51.9%	105.4%	(15.2%)	121.0%	(8.5%)	37.4%

The accompanying notes are an integral part of the condensed financial statements.

                                                        F-8

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the "Company" or "Regal One") located in Scottsdale, Arizona, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc. Since inception the Company has been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined it was in our shareholder's best interest to change the focus of the Company's operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company ("BDC") under the Investment Company Act of 1940. On September 16, 2005, we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company has been reporting as an operating BDC since March 31, 2006.

Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2013 is derived from audited financial statements. The unaudited interim condensed financial statements of the Company reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its annual report for the year ended December 31, 2013 filed on Form 10-K with the SEC.

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

Income Taxes

The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis. Income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company had a net deferred tax asset which was fully offset by a valuation allowance at March 31, 2014. No provision for income tax expense during the period was recorded.

Advertising

No advertising fees were incurred during the periods covered by this report.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the creation of assets and the liquidation of liabilities in the normal course of business. The Company does not currently generate operating revenue and must liquidate the Company's investment portfolio to provide cash flow for its operations. The Company is actively seeking sources of revenue for its consulting services but does not have contractual obligations now or in the near future to generate revenue. This fact and the declining amount of shares of the portfolio investment stock it owns due to sales of inventory securities and volatile market conditions has raised substantial doubt regarding Regal's ability to continue as a going concern.  In response, management will continue to liquidate assets as necessary while actively searching out new equity investors and continue to rely upon current shareholders to provide loans or additional investment to meet the Company’s ongoing obligations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - FAIR VALUE OF FINANCICAL INSTRUMENTS

The Accounting Standards Codification (ASC) Section 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

Assets measured at fair value on a recurring basis at March 31, 2014:

                                                               Fair

                              Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $  8,799    $   858,950

LMP Money Market Trust Fund    Level 1            372            372

Rampart Detection Systems      Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000      1,032,300

                                            ---------      ---------

  Total investments                          $ 60,371    $ 1,892,822

Assets measured at fair value on a recurring basis at December 31, 2013:

                               Level of      Carrying Cost     Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $  9,013    $   611,100

LMP Money Market Trust Fund    Level 1         14,615         14,615

Rampart Detection Systems      Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000        513,000

                                            ---------      ---------

  Total investments                          $ 74,828    $ 1,139,915

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

Beginning balance as of December 31, 2012                   $ 118,800

Net change in unrealized appreciation

  of warrant investment                                       394,200

                                                            ---------

Ending balance  as of December 31, 2013                     $ 513,000

Net change in unrealized appreciation

  of warrant investment                                       519,300

                                                            ---------

Ending balance as of March 31, 2014                       $ 1,032,300

The table below presents the significant unobservable inputs used to value the Company’s Level 3 financial instruments:

Level 3 financial    Significant unobservable inputs    Significant unobservable inputs

      instruments            by valuation technique            as of March 31, 2014

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

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of March 31, 2014 and December 31, 2013, the Company had authorized 50,000,000 total preferred shares with 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock and 100,000 shares of Series B preferred stock were issued and outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. At the option of the holder of Series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. As of the three months ended March 31, 2014 and the year ended December 31, 2013, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 5 - INVESTMENTS

Neuralstem, Inc.

At March 31, 2014, the Company owned 205,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $858,950 based on the closing market price of the stock. 5,000 shares were sold in the first quarter 2014 to finance operations. 143,000 of these shares are not restricted and are freely tradable with 62,500 shares being restricted as they are held as collateral for a note payable to a related party. Regal recorded a $248,065 unrealized gain on this investment in the first quarter of 2014 due to the increase in the common stock price of Neuralstem, Inc.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. There is currently no market for these Neuralstem stock Options. The price of the underlying publicly traded common stock is used as a significant input in the valuation process.

As of March 31, 2014, using a Black-Scholes Option Pricing model, a $1,032,300 fair value has been assigned to this warrant including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. Regal recorded a $519,300 unrealized gain on the investment in the first quarter 2014 due to increase in the fair value as determined by the Black-Scholes model.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2014 Bernard L. Brodkorb who is a Director of Regal received $14,100 in fee compensation for providing accounting and financial reporting services, of which $9,600 was paid during the period, not related to his duties as a Director of Regal One Corporation and no compensation for his Director duties. In the three months ended March, 31, 2013 he received $14,100 for these services and no compensation for being a Director.  As of March 31, 2014 and December 31, 2013, Bernard L. Brodkorb has a balance owed in accounts payable of $116,450 and $106,850, respectively, for services rendered.

The Company has an outstanding note payable due to Charles J. Newman in the amount of $8,591 with accrued interest due of approximately $55 as of March 31, 2014.  The note accrues interest at 6% per annum and is collateralized with 62,500 shares of Neuralstem common stock held as an investment.  The note was due in full with interest at the option of the Company on December 31, 2012.  Although the option to pay in full is upon the Company, these notes are considered to be in default as of the date of this filing.

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

Portfolio Investments

During the three months ended March 31, 2014, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments

                                                      Value of Investments

     Name of Company                 Investment      as of March 31, 2014

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $858,950

Neuralstem, Inc.                    Warrants                    1,032,300

Rampart Detection Systems           Common Stock                    1,200

LMP Money Market Trust Fund         Money Market Fund                 372

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

As of March 31, 2014, the Company holds 205,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock of Neuralstem at an option price of $5.00 per share.

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

Audit and Compensation Committee: The primary responsibility of the Audit and Compensation Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary, the replacement of the Company's independent registered public accounting firm; the review and discussion with such independent registered public accounting firm and the Company's internal audit department of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements included in the Company's annual report on Form 10-K.

The Company's Audit and Compensation Committee duties are presently assigned to the Board of Directors. The Company is seeking additional independent board members to augment the current Audit and Compensation Committee and improve its controls and procedures.

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

Financial Condition Overview

The Company's total assets were $1,933,228 and its net assets were $1,780,686 at March 31, 2014, compared to $1,162,686 and $1,025,493, respectively at December 31, 2013. The changes in total assets during the three months ended March 31, 2014 were primarily attributable to a gain of $519,300 in unrealized appreciation in warrant investments and a gain of $248,065 in unrealized appreciation in investments in portfolio companies. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the three months ended March 31, 2014 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the three month period ending March 31, 2014 vs. 2013.

Operating Expenses

For the three months ended March 31, 2014, operating expenses were $30,351 compared to $29,556 for the comparable period of 2013. The increase for the three month period ending March 31, 2014 compared to the comparable period of 2013 was primarily due to an increase in Professional Services expenses of $8,750 offset by a $7,647 decrease in other selling, general and administrative expenses, primarily due to discontinuing D & O insurance.

Net Income/ (Loss)

For the three months ending March 31, 2014, our net increase in net assets resulting from operations was $755,193 compared to a net decrease in net assets resulting from operations of $47,719 for the comparable period in 2013. The net change of $802,912 comparing the three month period ending March 31, 2014 to the period ended March 31, 2013 was mostly attributable to the unrealized gains recorded in the recent quarter.

Other increases (decreases) in net assets from investments

For the three months ended March 31, 2014, net assets increased by $755,193. This increase is due to the unrealized gain on portfolio securities and investment warrants combined of $767,365. This compares to an unrealized investment loss of $23,985 for the comparable period in 2013 and a realized gain position on the sale of portfolio investments of $18,179 during the current period compared to only a gain of $5,822 for the prior quarter.

Liquidity and Capital Resources

At March 31, 2014, we had $1,933,228 in Total Assets. This includes the fair value of our warrant investment in Neuralstem at $1,032,300 and $900,928 in liquid and semi-liquid current assets consisting of $40,406 in cash, a $1,200 investment, and $859,322 in unrestricted investments (which does not include warrants) at fair market value. For the three month period ended March 31, 2014, we primarily satisfied our working capital needs through sales of marketable securities.

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

If the Company enters into a margin agreement loan using its portfolio securities as collateral, a decrease in their market value may result in a liquidation of such securities which could greatly depress the value of such securities in the market. The Company's average current monthly cash operating expense is approximately $10,000. To fund these expenses, the Company uses our realized revenues and cash generated from gains from the sale of portfolio securities. Consequently, for us to be able to avoid having to defer expenses or sell portfolio companies' securities to raise cash to pay operating expenses, we are constantly seeking to secure adequate funding under acceptable terms.

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

The Company's operations are controlled by its Principal Executive Officer and the Company's Board lacks a sufficient representation of independent disinterested directors. The Company is seeking to add members to its board and augment its Audit and Compensation committee.

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2014 there are no material changes for risk factors since previously disclosed in the Company’s 2013 Form 10-K.

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

      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.       [X]

32.1 Certification of Principal Executive Officer

     Pursuant to 18 U.S.C Section 1350.                                [X]

Form 8-K Reports filed during the quarter

None

Form 14-C Reports filed during the quarter

Regal filed Schedule 14C Information Statement with the SEC on February 14, 2014 presenting the results of a shareholder meeting held on November 19, 2013 where three proposals were voted upon.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Regal One Corporation

       Dated: May 14, 2014

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

                         OFFICERS AND DIRECTORS

      Name                   Title                               Date

/s/ Charles J. Newman                                         May 15, 2014

By: Charles J. Newman     Chief Executive Officer,

                          Chief Financial Officer,

                          Secretary, and

                          Director

/s/ Malcolm Currie                                            May 15, 2014

By: Malcolm Currie          Director

/s/ Bernard L. Brodkorb                                       May 15, 2014

By: Bernard L. Brodkorb     Director

/s/ Christopher Dieterich                                     May 15, 2014

By: Christopher Dieterich   Director