Form 10-Q
period 2014-06-30
REGAL ONE Corp
filed 2014-08-11
CIK 845385

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                       EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2014

                          REGAL ONE CORPORATION

            (Exact name of registrant as specified in its charter)

Florida (State of incorporation)	814-00710 (Commission File Number)	95-4158065 (IRS Employer Identification No.)

P.O. Box 25610 Scottsdale, AZ (Address of principal executive offices)	85255-0110 (Zip Code)

                (Issuer's telephone number)   (310) 312-6888

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

As of August 11, 2014, there were 3,633,067 shares of common stock, no par value, and 100,000 shares of Series B convertible preferred stock, no par value, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

                            TABLE OF CONTENTS

                   PART I. FINANCIAL INFORMATION

                                                                     PAGES

Item 1. Financial Statements                                          3-9

        Balance Sheets                                                  3

        Schedule of Investments at June 30, 2014                        4

        Schedule of Investments at December 31, 2013                    5

        Statements of Changes in Net Assets                             6

        Statements of Operations                                        7

        Statements of Cash Flows                                        8

        Statements of Financial Highlights                              9

        Notes to Financial Statements                               10-15

Item 2. Management's Discussion and Analysis of Financial Condition

         and Results of Operations                                  16-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk     22

Item 4. Controls and Procedures                                        22

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              23

Item 1A. Risk Factors                                                  23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    23

Item 3. Defaults upon Senior Securities                                23

Item 4. Mine Safety Disclosures ˑ                                      23

Item 5. Other Information                                              23

Item 6. Exhibits and Reports on Form 8-K                               24

        Signatures                                                     25

PART I  FINANCIAL INFORMATION

REGAL ONE CORPORATION

BALANCE SHEETS

                                                   June 30, 2014    December 31, 2013

                                                 ------------------   -----------------

                 ASSETS                              (Unaudited)          (Audited)

   Investments:

   Investments in non-affiliated companies          $  1,593,393         $    958,040

   Investments in non-affiliated companies

     pledged to secure note payable – officer                  -              181,875

                                                        --------          -----------

     Total investments                                 1,593,393            1,139,915

   Cash and cash equivalents                              37,801               22,771

                                                      ----------          -----------

   Total assets                                      $ 1,631,194          $ 1,162,686

                                                      ==========          ===========

                LIABILITIES and NET ASSETS

   Accounts payable and accrued liabilities          $    16,057          $    15,800

   Accounts payable – related party                           50              106,850

   Note payable – officer                                      -               13,000

   Accrued interest – notes payable – officer                  -                  943

   Dividends payable                                         600                  600

                                                      ----------            ---------

   Total liabilities                                      16,707              137,193

                                                      ----------            ---------

NET ASSETS

Net assets are comprised of:

   Preferred stock, no par value

     Series A – Authorized 50,000 shares,

      None issued or outstanding

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at June 30, 2014

      and December 31, 2013                                 500                  500

   Common stock, no par value,

     50,000,000 shares authorized; 3,633,067 shares

     issued and outstanding at June 30, 2014

     and December 31, 2013                             8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Losses and distributions in excess of earnings     (8,289,457)          (8,416,787)

   Cumulative unrealized appreciation on investments   1,526,751            1,065,087

                                                     -----------          -----------

         Total net assets                              1,614,487            1,025,493

                                                     -----------          -----------

TOTAL LIABILITIES AND NET ASSETS                     $ 1,631,194         $  1,162,686

                                                    ============          ===========

Net asset value per outstanding share of common

   Stock                                             $    0.444         $      0.282

    The accompanying notes are an integral part of the condensed financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

June 30, 2014

(Unaudited)

Equity Investments:

                                                                         Fair

                                 Description   Percent     Cost of       Market

Company                          of Business   Ownership   Investment    Value  Affiliation

Neuralstem, Inc.(CUR)       Biomedical company    1.1%    $  6,945 (1)  $ 682,796      No

Neuralstem Warrant          Biomedical company    0.0%      50,000 (2)    900,900      No

MS Money Market Trust       Money Market Fund     0.0%       8,497 (3)      8,497      No

Rampart Detection Systems   Manufacturing         0.1%       1,200 (4)      1,200      No

                                                         ---------      ---------

      Total Investments                                   $ 66,642    $ 1,593,393

(1) As of June 30, 2014 there were 161,800 Neuralstem shares held reported on a fair value basis at the closing market price of $4.22 in fair value applied. 48,200 shares were sold in the first half of 2014.

(2) Regal also has one ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is above the present fair market value of Neuralstem shares. As of June 30, 2014 using a Black-Scholes Option Pricing model, a $900,900 value has been assigned to these warrants including a 10% discount assigned by management due to low trading volumes of Neuralstem stock.  There is currently no public market for these warrants carried as an investment.

To calculate the June 30, 2014 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Remaining term of option in years: 1.21

   Neuralstem Common Stock closing price on 06/30/2014:  4.22

   Annual volatility:  68.134%

   Discount Rate based on Daily Treasury Bills long term rates on 06/30/14: 0.71%

   Management estimated discount applied to fair market value: 10.0%

(3) The company had $8,497 in an investment money market fund as of 6/30/2014.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of the condensed financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2013

Equity Investments:

                                                Percent                    Fair

                               Description      Ownership   Cost of        Market

Company                        of Business                  Investment     Value  Affiliation

Neuralstem, Inc.(CUR)          Biomedical company   1.1%    $  9,014 (1)  $  611,100      No

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

(1) As of December 31, 2013, there were 210,000 Neuralstem shares held reported on a fair value basis valued at the closing market price of $2.91 with no reduction in fair market value applied. 70,000 shares were sold during 2013. 62,500 shares have been classified as Investments in non-affiliated companies – Pledged to secure note payable - officer.

(2) Regal also has a ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is significantly above the present fair market value of Neuralstem shares. As of December 31, 2013 using a Black-Scholes Option Pricing Model, a $513,000 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no public market for these warrants held as an investment.

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

REGAL ONE CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

                                              Six Months Ended    Six Months Ended

                                               June 30, 2014      June 30, 2013

                                              ---------------    ---------------

OPERATIONS:

Net investment loss                               $   (69,621)     $  (58,014)

Net realized gain on investments                      196,950          35,961

Unrealized appreciation of investments                 73,765          68,588

Unrealized appreciation

  of warrant investment                               387,900          21,600

                                                  ------------     ----------

Net increase (decrease) in net assets

 resulting from operations                            588,994          68,135

NET INCREASE (DECREASE) IN NET ASSETS                 588,994          68,135

NET ASSETS:

     Beginning of period                            1,025,493         317,503

     End of period                                  1,614,487         385,638

     Average net assets                             1,319,990         351,570

                                                    =========       =========

TOTAL NET ASSET VALUE RETURN                     44.6%          19.4%

Ratios to average net assets:

     Net investment loss                          5.3%          16.5%

    The accompanying notes are an integral part of the condensed financial statements.

                                    REGAL ONE CORPORATION

                                  STATEMENTS OF OPERATIONS

                                         Three Months   Three Months    Six Months   Six Months

                                            Ended         Ended           Ended         Ended

                                        June 30, 2014  June 30, 2013  June 30, 2014  June 30, 2013

                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

                                        -------------  -------------    -----------   -----------

Investment income:                          $      --     $     --      $      --     $     --

Operating expenses:

 Professional services                          24,788       5,315         39,448       11,225

 Accounting fees- related party                 14,100      14,100         28,200       28,200

 Interest expense                                   86         837            250        1,761

 Other selling, general and

      administrative expenses                    1,277       8,207          2,704       16,828

                                             ---------    ---------      ---------    ---------

Total operating expenses                        40,251      28,459         70,602       58,014

                                             ---------      ---------    --------       --------

Net investment loss before tax                 (40,251)    (28,459)       (70,602)     (58,014)

   Income Tax benefit                              981           -            981             -

Net investment loss after taxes                (39,270)    (28,459)       (69,621)     (58,014)

Realized and unrealized gain (loss) on investments

  Net realized gain on portfolio investments   178,771      30,139        196,950       35,961

  Net change in unrealized appreciation (depreciation)

     on portfolio investments                 (174,300)     65,573         73,765       68,588

  Net unrealized appreciation (depreciation)

     in warrant investment                    (131,400)     48,600        387,900       21,600

                                              ---------    --------     ---------      --------

     Net realized and unrealized gain

       (loss) on investments                  (126,929)    144,312        658,615      126,149

                                              --------    ---------      --------     ---------

Net increase (decrease) in net assets

    resulting from operations               $ (166,199)   $ 115,853     $  588,994   $  68,135

                                            ==========    =========     ==========   ==========

Per share information:

Weighted average common shares outstanding

        Basic                                3,633,067    3,633,067      3,633,067   3,633,067

        Diluted (1)                         13,633,067   13,633,067     13,633,067  13,633,067

Net increase (decrease) in net assets

  resulting from operations per share:

        Basic                               $ (0.046)    $  0.032       $ 0.162      $ 0.019

        Diluted (1)                           (0.046)       0.008         0.043        0.005

                                            =========    ========       =======      =======

(1) Includes Series B Preferred Shares convertible at 100 for 1 are not included in diluted calculation for the three month period ended June 30, 2014 loss due to it being anti-dilutive.

 The accompanying notes are an integral part of the condensed financial statements.

                           REGAL ONE CORPORATION

                         STATEMENTS OF CASH FLOWS

                                                   Six Months Ended   Six Months Ended

                                                   June 30, 2014       June 30, 2013

                                                      (Unaudited)        (Unaudited)

                                                   ------------------  ---------------

Cash flows from operating activities:

Net increase (decrease) in net assets

   from operations                                       $   588,994       $    68,135

Adjustments to reconcile net increase (decrease)

    in net assets from operating activities:

     Realized gain on sale of marketable securities         (196,950)         (35,961)

     Proceeds from sale of marketable securities             205,137           35,961

     Net change in unrealized appreciation

        of stock investments                                 (73,765)         (67,300)

      Unrealized increase in warrant investment             (387,900)         (21,600)

      Changes in operating assets and liabilities:

        Prepaid expense                                            -           13,625

        Accounts payable and accrued expenses                   (686)           8,162

        Accounts payable - Related parties                  (106,800)               -

                                                            ---------          --------Net cash provided by (used in) operating activities           28,030            1,022

Cash flows from financing activities:

  Increase (decrease) in officer loans                      (13,000)            1,409

                                                           ---------          --------

Net cash provided by (used in)  financing activities        (13,000)            1,409

Net change in cash                                            15,030            2,431

Cash at beginning of period                                   22,771           19,121

                                                           ---------           -------

Cash at end of period                                    $    37,801         $ 21,552

                                                        =============       ==========

Cash paid for interest                                       $ 1,193               $-

                                                           ---------           -------

The accompanying notes are an integral part of the condensed financial statements.

                                             REGAL ONE CORPORATION

                                       STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Common Share Unit Operating Performance

                                         Six Months Ended

                                            June 30          For the Years Ended December 31,

                                              2014       2013      2012      2011      2010     2009

OPERATIONS:

Net investment loss from operations	$(0.019)	$(0.031)	$(0.034)	$(0.340)	$(0.046)	(0.082)
Net realized gain on portfolio securities	0.054	0.032	0.021	0.009	0.018	0.069
Net change in unrealized appreciation (depreciation)of stock investments	0.020	0.085	(0.008)	0.123	0.019	(0.067)
Net unrealized appreciation (depreciation) of option investments	0.107	0.109	0.006	0.163	(0.046)	0.222
Gain on legal expense settlement					0.017

Net increase (decrease) in net assets from operations	0.162	0.195	(0.015)	0.311	(0.037)	0.142

SHAREHOLDER ACTIVITY
Declared dividend	-	-	-	-	-	-

NET INCREASE (DECREASE) IN NET ASSETS	0.162	0.195	(0.015)	0.311	(0.037)	0.142

NET ASSET VALUE, BEGINNING OF PERIOD	0.282	0.087	0.102	0.413	0.450	0.308

NET ASSET VALUE, END OF PERIOD	0.444	0.282	0.087	0.102	0.413	0.450

TOTAL NET ASSET VALUE RETURN (LOSS)	44.62%	105.4%	(15.2%)	121.0%	(8.5%)	37.4%

The accompanying notes are an integral part of the condensed financial statements.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF June 30, 2014

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation(the "Company" or "Regal One")and its subsidiary Princeton Capital Corporation located in Scottsdale, Arizona, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc. Since inception the Company has been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined it was in our shareholder's best interest to change the focus of the Company's operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company ("BDC") under the Investment Company Act of 1940. On September 16, 2005, we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transformed the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company has been reporting as an operating BDC since March 31, 2006.

Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2013 is derived from audited financial statements. The unaudited interim condensed financial statements of the Company reflect all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its annual report for the year ended December 31, 2013 filed on Form 10-K with the SEC.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: the valuation of portfolio investments and the assumptions used as part of the going concern analysis. It is at least reasonably possible that these estimates will change in the future. Actual amounts may differ from these estimates, and such differences may be material to the financial statements.

The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

Net Increase (Decrease) in Net Assets from Operations per Share

Basic net increase (decrease) in net assets from operations per share is computed by dividing the net increase (decrease) in net assets resulting from operations amount adjusted for any cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase (decrease) in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options and from the assumed conversion of the Series B Convertible Preferred Stock.

Diluted net increase (decrease) in net assets from operations per share is computed by dividing the net increase (decrease) in net assets resulting from operations amount adjusted for any cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For all periods presented that indicate a net decrease in net assets from operations, the above potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

Income Taxes

The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis. Income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company had a net deferred tax asset which was fully offset by a valuation allowance at June 30, 2014. No provision for income tax expense for the current six month period was recorded. A credit of $981 was recorded for state income tax expense recorded in prior years but reversed this year as not owed.

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

Assets measured at fair value on a recurring basis at June 30, 2014:

                                                               Fair

                              Level of       Cost of          Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $  6,945    $   682,796

LMP Money Market Trust Fund    Level 1          8,497          8,497

Rampart Detection Systems      Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000        900,900

                                            ---------      ---------

  Total investments                          $ 66,642    $ 1,593,393

Assets measured at fair value on a recurring basis at December 31, 2013:

                                                               Fair

                               Level of      Cost of          Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $  9,013    $   611,100

LMP Money Market Trust Fund    Level 1         14,615         14,615

Rampart Detection Systems      Level 2          1,200          1,200

Neuralstem Warrant             Level 3         50,000        513,000

                                            ---------      ---------

  Total investments                          $ 74,828    $ 1,139,915

The Company has determined the investment in Rampart is a Level 2 investment as the Company is not publicly traded on an exchange.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

Beginning balance as of December 31, 2012                   $ 118,800

Net change in unrealized appreciation

  of warrant investment                                       394,200

                                                            ---------

Ending balance as of December 31, 2013                      $ 513,000

Net change in unrealized appreciation

  of warrant investment                                       387,900

                                                            ---------

Ending balance as of June 30, 2014                       $    900,900

The table below presents the significant unobservable inputs used to value the Company’s Level 3 financial instruments:

Level 3 financial    Significant unobservable inputs    Significant unobservable inputs

      instruments            by valuation technique            as of June 30, 2014

       Warrants    Liquidity discount outside Black-Scholes

                      pricing model                                     10%

All other assumptions used in Black-Scholes pricing model were observable.

NOTE 4 - EQUITY TRANSACTIONS

The Company has 50,000,000 shares of common stock, no par value, authorized with 3,633,067 issued and outstanding shares. If all outstanding preferred equity were converted to common the outstanding shares would increase to 13,633,067.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of June 30, 2014 and December 31, 2013, the Company had authorized 50,000,000 total preferred shares with 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock. 100,000 shares of Series B preferred stock were issued and outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. At the option of the holder of Series B preferred stock, each share is convertible into common stock at a rate of 100 shares of common for each share of preferred. As of the six months ended June 30, 2014 and the year ended December 31, 2013, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 5 - INVESTMENTS

Neuralstem, Inc.

At June 30, 2014, the Company owned 161,800 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $682,796 based on the closing market price of the stock. 48,200 shares were sold in the six months ended June 30, 2014 to finance operations. Regal recorded a $73,765 unrealized gain on this investment in the first six months of 2014 due to the increase in the common stock price of Neuralstem, Inc. During the last three months Regal had a $174,300 unrealized depreciation in portfolio investments compared to a $248,065 gain in the first three months of 2014 primarily due to investments sold in the second quarter.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is above the present fair market value of Neuralstem shares. There is currently no market for these Neuralstem stock Options. The price of the underlying publicly traded common stock is used as a significant input in the valuation process.

As of June 30, 2014, using a Black-Scholes Option Pricing model, a $900,900 fair value has been assigned to this warrant including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. Regal recorded a $387,900 unrealized gain on the investment in the six months ended June 30, 2014 due to increase in the fair value as determined by the Black-Scholes model. During the three months ended June 30, 2014, the Company recorded a $131,400 unrealized loss on the investment due to the decrease in the fair value during that time. The market price of Neuralstem, Inc. common stock is the primary reason for unrealized gains and losses.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

For the three months and six months ended June 30, 2014 Bernard L. Brodkorb, who is a Director of Regal, received $14,100 and $28,200, respectively in fee compensation for providing accounting and financial reporting services, not related to his duties as a Director of Regal One Corporation. He receives no compensation for his Director duties. As of June 30, 2014 and December 31, 2013, Bernard L. Brodkorb has a balance owed in accounts payable of $50 and $106,850, respectively, for services rendered.

The Company had a note payable due to Charles J. Newman which was repaid in full in May 2014. The note accrued interest at 6% per annum and was collateralized with 62,500 shares of Neuralstem common stock held as an investment.

For the six months ended June 30, 2014 the Company recorded $26,098 in legal fees for Dieterich and Associates for services provided by Christopher Dieterich for submission of reports to the SEC and general legal work. Mr. Dieterich is a Director of Regal.

NOTE 7 – SUBSEQUENT EVENTS

On July 15, 2014 the Company filed Form 8-K with the SEC to report the entry into a Material Definitive Agreement. Regal One Corporation and Princeton Capital Corporation entered into an Asset Purchase Agreement with Capital Point Partners, LP and Capital Point Partners II, LP (“the Partnerships”) whereby the Partnerships have agree to sell equity and debt investments to Regal in exchange for common stock. The agreement is included as an exhibit to the Form 8-K.

The Company and Princeton also signed a Merger Agreement where the Company will merge with and into Princeton and the separate corporate existence of the Company shall cease and Princeton will be the surviving corporation of the merger.

On July 23, Regal filed Form 14-C Preliminary Information Statement informing shareholders of the Merger Agreement including a one for two reverse stock split and Asset Purchase Agreement which includes the issuance of new common shares by Princeton in exchange for investment assets of Capital Point Partners, LP and Capital Point Partners II, LP.

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

Strategy

Our business operation and strategy will be influenced by the Reverse Merger Agreement announced on July 17, 2014 with Princeton Capital Corporation and affiliated companies Capital Point Partners, LP and Capital Point Partners II, LP. The focus of our efforts has been assisting private biomedical companies with distinctive investment potential and well-defined, near-term applications that address significant and quantifiable markets to become public and  benefit from our network of business professionals. This focus will broaden with the inclusion of other types of investments and industries once the merger is completed. Future business strategy will be determined by the new management team. Regal’s current investments will represent less than 5% of the new merged company.

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

Portfolio Investments

During the six months ended June 30, 2014, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments

                                                      Value of Investments

     Name of Company                 Investment       as of June 30, 2014

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $682,796

Neuralstem, Inc.                    Warrants                      900,900

Rampart Detection Systems           Common Stock                    1,200

LMP Money Market Trust Fund         Money Market Fund               8,497

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

As of June 30, 2014, the Company holds 161,800 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock of Neuralstem at an option price of $5.00 per share.

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

Financial Condition Overview

The Company's total assets were $1,631,194 and its net assets were $1,614,486 at June 30, 2014, compared to $1,162,686 and $1,025,493, respectively at December 31, 2013. The changes in total assets during the six months ended June 30, 2014 were primarily attributable to a gain of $196,950 in net realized gain from the sale of securities, $387,900 in unrealized appreciation in warrant investments, and a gain of $73,765 in unrealized appreciation in investments in portfolio companies. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the six months ended June 30, 2014 were attributable to the same factors attributable to total assets above as there was no shareholder activity.

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

Result of Operations for the three month and six month periods ending June 30, 2014 versus 2013.

Operating Expenses

For the three months and six months ended June 30, 2014, operating expenses were $40,251 and $70,602, respectively compared to $28,459 and $58,014 for the comparable periods of 2013. The increase for the six month period ending June 30 2014 compared to the comparable period of 2013 was primarily due to an increase in Professional Services expenses of $28,223 offset by a $15,635 decrease in other selling, general and administrative expenses, primarily due to discontinuing D & O insurance and less interest expense. There was no change in accounting fees from the prior year.

Net Increase (Decrease) in Net Assets

For the three months and six months ending June 30, 2014, our net increase (decrease) in net assets resulting from operations was a decrease of $166,199 and an increase of $588,994, respectively. This is compared to a net increase in net assets resulting from operations of $115,853 and $68,135, respectively for the comparable periods in 2013. Comparing the six month period ending June 30, 2014 to the period ended June 30, 2013 the change was mostly attributable to the unrealized appreciation recorded in the recent six month period for stock warrant investments, the unrealized gain in portfolio investments and the net realized gain from the sale of securities in our portfolio.

Other increases (decreases) in net assets from investments

For the six months ended June 30, 2014, net assets increased by $588,994. This increase is due to the realized and unrealized gain combined of $658,615. This compares to an investment gain of $126,149 both realized and unrealized combined for the comparable six month period in 2013.

Liquidity and Capital Resources

At June 30, 2014, we had $1,631,194 in Total Assets. This includes the fair value of our warrant investment in Neuralstem at $900,900 and $730,294 in liquid and semi-liquid current assets consisting of $37,801 in cash, a $1,200 investment, $8,497 in money market funds and $682,796 in unrestricted investments (which does not include warrants) at fair market value. For the three and six month period ended June 30, 2014, we primarily satisfied our working capital needs through sales of marketable securities in our investment portfolio.

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

    Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2014 there are no material changes for risk factors since previously disclosed in the Company’s 2013 Form 10-K.

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

     Pursuant to 18 U.S.C Section 1350.                                [X]

Form 8-K Reports filed during the quarter

None

Form 14-C Reports filed during the quarter

None

Reports filed with the S.E.C. subsequent to June 30, 2014

Form 8-K filed on July 17, 2014 announcing a Reverse Merger Agreement with Princeton Capital Corporation and an Asset Purchase Agreement with Capital Point Partners, LP, and Capital Point Partners II, LP dated July 14, 2014. The partnerships agree to sell equity and debt investments in excess of $50,000,000 to Regal in exchange for common stock.

Form 14-C filed on July 25, 2014 providing an preliminary information statement to stockholders of Regal of (i) the actions by written consent of a majority of the shareholders of Regal as described before such actions take effect in accordance with Section 607.0704 of the FBCA and Rules 14c-2 promulgated under the Exchange Act and (ii) to provide information about the individuals who will constitute a majority of the directors following the closing of the Transactions in accordance with Rule 14f-1 of the Exchange Act.  The closing of the matters described herein and the change in a majority of the Board will not occur until at least twenty (20) days following the mailing of this Information Statement.

Actions include the Merger Agreement, the Asset Purchase Agreement, the Articles of Amendment to effect the reverse stock split, the Articles of Amendment of Incorporation and Bylaws to reincorporate in Maryland, Stockholder Dissenter Rights, and an External Investment Advisory Agreement with Princeton Capital Corporation. All agreements and actions are included in our filing as exhibits and can be viewed at www.sec.gov/filings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Regal One Corporation

       Dated: August 11, 2014

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

/s/ Charles J. Newman                                         August 11, 2014

By: Charles J. Newman     Chief Executive Officer,

                          Chief Financial Officer,

                          Secretary, and Director

/s/ Malcolm Currie                                            August 11, 2014

By: Malcolm Currie          Director

/s/ Bernard L. Brodkorb                                       August 11, 2014

By: Bernard L. Brodkorb     Director

/s/ Christopher Dieterich                                     August 11, 2014

By: Christopher Dieterich   Director