Form 10-Q
period 2014-09-30
REGAL ONE Corp
filed 2014-11-14
CIK 845385

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                          EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2014

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

    Large Accelerated filer   [ ]     Accelerated filer [ ]

    Non Accelerated filer     [X]     Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [X]

Indicate the number of shares outstanding of each of the Issuer's classes of stock, as of the latest practical date.

As of November 14, 2014, there were 3,633,067 shares of common stock, no par value, and 100,000 shares of Series B convertible preferred stock, no par value, issued and outstanding. The outstanding Series B convertible preferred stock is convertible into an aggregate of 10,000,000 shares of common stock.

The outstanding Series B convertible preferred stock is currently convertible into an aggregate of 10,000,000 shares of common stock, but the Company is contemplating changes to the voting rights of the preferred stock to allow for 1 common share vote for each 100 preferred shares outstanding as of November 14, 2014, resulting to the equivalent of 100,000 common share votes.

                            TABLE OF CONTENTS

                   PART I. FINANCIAL INFORMATION

                                                                     PAGES

Item 1. Financial Statements                                          3-9

        Balance Sheets                                                  3

        Schedule of Investments at September 30, 2014                   4

        Schedule of Investments at December 31, 2013                    5

        Statements of Changes in Net Assets                             6

        Statements of Operations                                        7

        Statements of Cash Flows                                        8

        Statements of Financial Highlights                              9

        Notes to Financial Statements                               10-16

Item 2. Management's Discussion and Analysis of Financial Condition

         and Results of Operations                                  16-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk     22

Item 4. Controls and Procedures                                        22

                  PART II OTHER INFORMATION

Item 1. Legal Proceedings                                              23

Item 1A. Risk Factors                                                  23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    23

Item 3. Defaults upon Senior Securities                                23

Item 4. Mine Safety Disclosures ˑ                                      23

Item 5. Other Information                                              23

Item 6. Exhibits and Reports on Form 8-K                               24

        Signatures                                                     25

PART I  FINANCIAL INFORMATION

REGAL ONE CORPORATION

BALANCE SHEETS

                                                   September 30, 2014    December 31, 2013

                                                   ------------------   ------------------

                 ASSETS                              (Unaudited)

   Investments:

   Investments in non-affiliated companies             $ 803,413

$  958,040

   Investments in non-affiliated companies

     pledged to secure note payable – officer                -                181,875

                                                        --------          -----------

     Total investments                                   803,413            1,139,915

   Cash and cash equivalents                              61,911               22,771

                                                      ----------          -----------

   Total assets                                        $ 865,324          $ 1,162,686

                                                      ==========          ===========

                LIABILITIES and NET ASSETS

   Accounts payable and accrued liabilities          $     3,902           $   15,800

   Accounts payable – related parties                     12,690              106,850

   Note payable – officer                                      -               13,000

   Accrued interest – notes payable – officer                  -                  943

   Dividends payable                                         600                  600

                                                      ----------            ---------

   Total liabilities                                      17,192              137,193

                                                      ----------            ---------

NET ASSETS

Net assets are comprised of:

   Preferred stock, no par value

     Series A – Authorized 50,000 shares,

      None issued or outstanding

     Series B - Authorized 500,000 shares, 100,000

      issued and outstanding at September 30, 2014

      and December 31, 2013                                  500                  500

   Common stock, no par value,

     50,000,000 shares authorized; 3,633,067 shares

     issued and outstanding at September 30, 2014

     and December 31, 2013                             8,184,567            8,184,567

   Additional paid-in capital                            192,126              192,126

   Losses and distributions in excess of earnings     (8,276,125)          (8,416,787)

   Cumulative unrealized appreciation on investments     747,064            1,065,087

                                                     -----------          -----------

         Total net assets                                848,132            1,025,493

                                                     -----------          -----------

TOTAL LIABILITIES AND NET ASSETS                       $ 865,324          $ 1,162,686

                                                    ============          ===========

Net asset value per outstanding share of common

   Stock                                              $    0.233           $    0.282

    The accompanying notes are an integral part of the condensed financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

September 30, 2014

(Unaudited)

Investments:

                                                                           Fair

                                Description      Percent     Cost of       Market

Type           Company          of Business     Ownership   Investment     Value   Affiliation

Common stock   Neuralstem     Biomedical company    1.1%    $  4,936 (1)   $377,200      No

Warrant        Neuralstem     Biomedical company    0.0%      50,000 (2)    424,800      No

Money Fund     MS Trust       Money Market Fund     0.0%         213 (3)        213      No

Common stock   Rampart        Manufacturing         0.1%       1,200 (4)      1,200      No

                                                            ---------      ---------

      Total Investments                                     $ 56,349

$803,413

(1) As of September 30, 2014 there were 115,000 Neuralstem, Inc. (AMEX:CUR) shares held reported on a fair value basis at the closing market price of $3.28 in fair value applied. 95,000 shares were sold in the nine months of 2014.

(2) Regal also has one ten year Neuralstem, Inc. warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is above the present fair market value of Neuralstem shares. As of September 30, 2014 using a Black-Scholes Option Pricing model, a $424,800 value has been assigned to these warrants including a 10% discount assigned by management due to low trading volumes of Neuralstem stock.  There is currently no public market for these warrants carried as an investment.

To calculate the September 30, 2014 value of the Neuralstem warrant Management used the following factors in a Black-Scholes Option Pricing Model:

   Number of shares in option: 1,000,000

   Date option was issued: 9/15/2005

   Remaining term of option in years: 0.96

   Neuralstem Common Stock closing price on 09/30/2014: $3.28

   Annual volatility:  71.747%

   Discount Rate based on Daily Treasury Bills long term rates on 09/30/14: 0.92%

   Management estimated discount applied to Black-Scholes value: 10.0%

(3) The company had $213 in an investment money market fund as of 9/30/2014.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of the condensed financial statements.

REGAL ONE CORPORATION

SCHEDULE OF INVESTMENTS

December 31, 2013

Investments:

                                                                           Fair

                                Description      Percent     Cost of       Market

Type           Company          of Business     Ownership   Investment     Value   Affiliation

Common stock   Neuralstem     Biomedical company    1.1%    $  9,013 (1)   $611,100      No

Warrant        Neuralstem     Biomedical company    0.0%      50,000 (2)    513,000      No

Money Fund     MS Trust       Money Market Fund     0.0%      14,615 (3)     14,615      No

Common stock   Rampart        Manufacturing         0.1%       1,200 (4)      1,200      No

                                                           ---------       ---------

      Total Investments                                      $74,828     $1,139,915

(1) As of December 31, 2013, there were 210,000 Neuralstem shares held reported on a fair value basis valued at the closing market price of $2.91 in fair market value applied. 70,000 shares were sold during 2013. 62,500 shares were pledged as collateral to secure a note payable – officer. As of September 30, 2014, these shares are no longer pledged as the loan payable by the Company has been paid in full.

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

   Management estimated discount applied to Black-Scholes value: 10.0%

(3) The Company had $14,615 in an investment money market fund at 12/31/2013.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of the condensed financial statements.

REGAL ONE CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

                                              Nine Months Ended    Nine Months Ended

                                              September 30, 2014   September 30, 2013

                                              -----------------    -------------=----

OPERATIONS:

Net investment loss                               $   (208,995)       $    (88,292)

Net realized gain on investments                       349,657             104,162

Unrealized appreciation (depreciation)

  of investments

             (229,822)            280,240

Unrealized appreciation (depreciation)

  of warrant investment                                (88,200)            385,200

                                                   ------------         ----------

Net increase (decrease) in net assets

 resulting from operations                            (177,360)            681,310

NET INCREASE (DECREASE) IN NET ASSETS                 (177,360)            681,310

NET ASSETS:

     Beginning of period                              1,025,493            317,503

     End of period                                      848,132            998,812

     Average net assets                            $    936,813        $   658,157

                                                    ===========         ==========

TOTAL NET ASSET VALUE RETURN                     (18.9%)          103.5%

Ratios to average net assets:

     Net investment loss                         (22.3%)          (13.4%)

    The accompanying notes are an integral part of the condensed financial statements.

                                    REGAL ONE CORPORATION

                                  STATEMENTS OF OPERATIONS

                                         Three Months   Three Months    Nine Months   Nine Months

                                            Ended           Ended           Ended         Ended

                                        Sept 30, 2014   Sept 30, 2013   Sept 30, 2014 Sept 30, 2013

                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

                                        -------------  -------------    -----------   -----------

Investment income:                          $      --     $     --      $      --       $     --

Operating expenses:

 Professional services                          25,282          5,687         64,730        16,912

 Accounting fees- related party                 24,025         14,100         52,225        42,300

 Consulting Fees

75,000

                       75,000

 Interest expense                                                 672            250         2,433

 Other selling, general and

      administrative expenses                   15,067          9,818         17,771        26,647

                                             ---------      ---------      ---------       --------

Total operating expenses                       139,374         30,277        209,976        88,292

                                             ---------      ---------      ---------       --------

Net investment loss before tax                (139,374)       (30,277)      (209,976)      (88,292)

   Income Tax benefit                            -                -              981         -

Net investment loss after taxes               (139,374)       (30,277)      (208,995)      (88,292)

Realized and unrealized gain (loss) on investments

  Net realized gain on portfolio investments   152,708         68,200        349,657       104,162

  Net change in unrealized appreciation (depreciation)

     on portfolio investments                 (303,587)       211,652       (229,822)      280,240

  Net unrealized appreciation (depreciation)

     in warrant investment                    (476,100)       363,600        (88,200)      385,200

                                              ---------    ----------     -----------    ---------

     Net realized and unrealized gain

       (loss) on investments                  (626,979)       643,452         31,635       769,602

                                              --------     ----------      ----------     ---------

Net increase (decrease) in net assets

    resulting from operations               $ (766,353)     $ 613,175     $ (177,360)    $ 681,310

                                            ===========    ==========     ==========    ==========

Per share information:

Weighted average common shares outstanding

        Basic                                3,633,067      3,633,067      3,633,067     3,633,067

        Diluted (1)                         13,633,067     13,633,067     13,633,067    13,633,067

Net increase (decrease) in net assets

  resulting from operations per share:

        Basic                                 $ (0.211)      $  0.169

$ (0.049)       $ 0.188

        Diluted (1)                             (0.211)         0.045

  (0.049)         0.050

                                              =========      ========       ========      =========

(1) Includes Series B Preferred Shares convertible at 100 for 1 are not included in diluted calculation for the three and nine month periods ended September 30, 2014 loss due to it being anti-dilutive.

 The accompanying notes are an integral part of the condensed financial statements.

                           REGAL ONE CORPORATION

                         STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended   Nine Months Ended

                                                    Sept 30, 2014       Sept 30, 2013

                                                     (Unaudited)          (Unaudited)

                                                   ------------------  ---------------

Cash flows from operating activities:

Net increase (decrease) in net assets

   from operations                                       $  (177,360)     $    681,310

Adjustments to reconcile net increase (decrease)

    in net assets from operating activities:

     Realized gain on sale of marketable securities         (349,657)         (104,161)

     Proceeds from sale of marketable securities             368,136           106,950

     Net change in unrealized (appreciation) depreciation

        of stock investments                                 229,822          (280,240)

      Unrealized (increase) decrease in warrant investment    88,200          (385,200)

      Changes in operating assets and liabilities:

        Prepaid expense                                            -            20,438

        Accounts payable and accrued expenses                (12,841)            4,892

        Accounts payable - Related parties                   (94,160)

                                                            ---------          --------

Net cash provided by (used in) operating activities           52,140           43,989

      ---------        -------

Cash flows from financing activities:

  Payments on officer loans                                  (13,000)          (25,159)

                                                           ---------          --------

Net cash provided by (used in) financing activities          (13,000)          (25,159)

---------          --------

Net change in cash                                            39,140            18,830

Cash and cash equivalents, at beginning of period             22,771            19,121

                                                           ---------           -------

Cash at end of period                                    $    61,911          $ 37,951

                                                        =============       ==========

Cash paid for interest                                       $ 1,193            $2,842

                                                            ---------           -------

The accompanying notes are an integral part of the condensed financial statements.

                                             REGAL ONE CORPORATION

                                       STATEMENTS OF FINANCIAL HIGHLIGHTS

Per Common Share Unit Operating Performance

                                           Nine Months

                                          Ended Sept 30        For the Years Ended December 31,

                                              2014        2013      2012      2011      2010     2009

OPERATIONS:

Net investment loss from operations	$(0.058)	$(0.031)	$(0.034)	$(0.035)	$(0.046)	(0.082)
Net realized gain on portfolio securities	0.096	0.032	0.021	0.010	0.018	0.069
Net change in unrealized appreciation (depreciation)of stock investments	(0.063)	0.085	(0.008)	(0.123)	0.019	(0.067)
Net unrealized appreciation (depreciation) of option investments	(0.138)	0.109	0.006	(0.163)	(0.046)	0.222
Gain on legal expense settlement					0.017

Net increase (decrease) in net assets from operations	(0.049)	0.195	(0.015)	(0.311)	(0.037)	0.142

SHAREHOLDER ACTIVITY
Declared dividend	-	-	-	-	-	-

NET INCREASE (DECREASE) IN NET ASSETS	(0.049)	0.195	(0.015)	(0.311)	(0.037)	0.142

NET ASSET VALUE, BEGINNING OF PERIOD	0.282	0.087	0.102	0.413	0.450	0.308

NET ASSET VALUE, END OF PERIOD	0.233	0.282	0.087	0.102	0.413	0.450

TOTAL NET ASSET VALUE RETURN (LOSS)	(18.9)%	105.4%	(15.2%)	(121.0%)	(8.5%)	37.4%

The accompanying notes are an integral part of the condensed financial statements.

REGAL ONE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF September 30, 2014

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation(the "Company" or "Regal One")and its subsidiary Princeton Capital Corporation located in Scottsdale, Arizona, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc. Since inception the Company has been involved in a number of industries. In 1998 we changed our name to Regal One Corporation. On March 7, 2005, our board of directors determined it was in our shareholder's best interest to change the focus of the Company's operation to that of providing financial services through our network of advisors and professionals, and to be treated as a business development company ("BDC") under the Investment Company Act of 1940. On September 16, 2005, we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transformed the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company has been reporting as an operating BDC since March 31, 2006. Our business operation and strategy will be influenced by the Reverse Merger Agreement as described in Note 7.

Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2013 is derived from audited financial statements. The unaudited interim condensed financial statements of the Company reflect all adjustments consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its annual report for the year ended December 31, 2013 filed on Form 10-K with the SEC.

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

Income Taxes

The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis. Income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company had a net deferred tax asset which was fully offset by a valuation allowance at September 30, 2014. No provision for income tax expense for the current nine month period was recorded. A credit of $981 was recorded for state income tax expense recorded in prior years but reversed this year as not owed.

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

The carrying value of cash, and accounts payable, and accrued interest approximates fair value due to the short maturity nature of these instruments.

Assets measured at fair value on a recurring basis at September 30, 2014:

                                                                Fair

                              Level of         Cost of         Market

Equity Investments:          Investment      Investment        Value

Neuralstem, Inc.(CUR)          Level 1       $  4,936      $   377,200

LMP Money Market Trust Fund    Level 1            213              213

Rampart Detection Systems      Level 2          1,200            1,200

Neuralstem Warrant             Level 3         50,000          424,800

                                            ---------        ---------

  Total investments                          $ 56,349      $   803,413

Assets measured at fair value on a recurring basis at December 31, 2013:

                                                                Fair

                               Level of        Cost of         Market

Equity Investments:          Investment      Investment         Value

Neuralstem, Inc.(CUR)          Level 1       $  9,013      $   611,100

LMP Money Market Trust Fund    Level 1         14,615           14,615

Rampart Detection Systems      Level 2          1,200            1,200

Neuralstem Warrant             Level 3         50,000          513,000

                                            ---------      -----------

  Total investments                          $ 74,828    $   1,139,915

The Company has determined the investment in Rampart is a Level 2 investment as the Company is not publicly traded on an exchange.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

Beginning balance as of December 31, 2012                    $ 118,800

Net change in unrealized appreciation

  of warrant investment                                        394,200

                                                             ---------

Ending balance as of December 31, 2013                         513,000

Net change in unrealized appreciation

  of warrant investment                                        (88,200)

                                                             ---------

Ending balance as of September 30, 2014                      $ 424,800

The table below presents the significant unobservable input used to value the Company’s Level 3 financial instruments:

Level 3 financial    Significant unobservable inputs    Significant unobservable inputs

      instruments         by valuation technique            as of September 30, 2014

       Warrants    Liquidity discount outside

10%

                   Black-Scholes pricing model

All other assumptions used in Black-Scholes pricing model were observable.

NOTE 4 - EQUITY TRANSACTIONS

The Company has 50,000,000 shares of common stock, no par value, authorized with 3,633,067 issued and outstanding shares. If all outstanding preferred equity were converted to common the outstanding shares would increase to 13,633,067.

The Company's Certificate of Incorporation allows for segregating preferred stock into separate series. As of September 30, 2014 and December 31, 2013, the Company had authorized 50,000,000 total preferred shares with 50,000 shares of Series A preferred stock and 500,000 shares of Series B convertible preferred stock. There were no outstanding shares of Series A preferred stock. 100,000 shares of Series B preferred stock were issued and outstanding.

As of September 30, 2014, holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock votes for each one share of preferred stock. The Series B preferred stock has certain dividend and liquidation preferences over common stockholders.

As of the nine months ended September 30, 2014 and the year ended December 31, 2013, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 5 - INVESTMENTS

Neuralstem, Inc.

At September 30, 2014, the Company owned 115,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $377,200 based on the closing market price of the stock. 95,000 shares were sold in the nine months ended September 30, 2014 to finance operations. Regal recorded a $229,822 unrealized loss on this investment in the first nine months of 2014 due to the decrease in the common stock price of Neuralstem, Inc. During the last three months Regal had a $303,587 unrealized depreciation in portfolio investments compared to a $73,765 gain in the first six months of 2014 primarily due to investments sold in the second quarter.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is above the present fair market value of Neuralstem shares. The warrants expire on September 15, 2015. There is currently no market for these Neuralstem warrants. The price of the underlying publicly traded common stock is used as a significant input in the valuation process.

As of September 30, 2014, using a Black-Scholes Option Pricing model, a $424,800 fair value has been assigned to this warrant including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. Regal recorded a $88,200 unrealized loss on the investment in the nine months ended September 30, 2014 due to decrease in the fair value as determined by the Black-Scholes model. During the three months ended September 30, 2014, the Company recorded a $476,100 unrealized loss on the investment primarily due to the decrease in the fair value during that time. The change in the market price of Neuralstem, Inc. common stock is the primary reason for unrealized gains and losses.

The Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company. The Investment Committee of the Board of Directors has adopted provisions for valuation of the portfolio as described in Note 3 under Fair Value Accounting through ASC 820 Fair Value Measurements and Disclosures. The Investment Committee bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of and the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market. Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there was a ready market for such equity securities.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the three months and nine months ended September 30, 2014 Bernard L. Brodkorb, who is a Director of Regal, received $24,025 and $52,225, respectively in fee compensation for providing accounting and financial reporting services, not related to his duties as a Director of Regal One Corporation. He receives no compensation for his Director duties. As of September 30, 2014 and December 31, 2013, Bernard L. Brodkorb has a balance owed in accounts payable of $9,925 and $106,850, respectively, for services rendered.

The Company had a note payable due to Charles J. Newman, its Chief Executive Officer, which was repaid in full in May 2014. The note accrued interest at 6% per annum and was collateralized with 62,500 shares of Neuralstem common stock held as an investment. As of September 30, 2014, the note payable has been paid in full.

For the nine months ended September 30, 2014 the Company recorded $39,270 in legal fees for Dieterich and Associates for services provided by Christopher Dieterich for submission of reports to the SEC and general legal work. Mr. Dietrich was a former Director of Regal One until November 10, 2014, when he resigned. See Item 6 for Form 8-K filed by the Company.

NOTE 7 – COMMITMENTS

On July 15, 2014 the Company filed Form 8-K with the SEC to report the entry into a Material Definitive Agreement. Regal One Corporation and Princeton Capital Corporation entered into an Asset Purchase Agreement with Capital Point Partners, LP and Capital Point Partners II, LP (“the Partnerships”) whereby the Partnerships have agreed to sell equity and debt investments to Regal in exchange for common stock. The agreement is included as an exhibit to the Form 8-K.

The Company and Princeton also signed a Merger Agreement where the Company will merge with and into Princeton and the separate corporate existence of the Company shall cease and Princeton will be the surviving corporation of the merger.

On July 23, 2014 Regal filed Form 14-C Preliminary Information Statement informing shareholders of the Merger Agreement including a one for two reverse stock split and Asset Purchase Agreement which includes the issuance of new common shares by Princeton in exchange for investment assets of Capital Point Partners, LP and Capital Point Partners II, LP.

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

Strategy

Our business operation and strategy will be influenced by the Reverse Merger Agreement with Princeton Capital Corporation and affiliated companies Capital Point Partners, LP and Capital Point Partners II, LP. The focus of our efforts has been assisting private biomedical companies with distinctive investment potential and well-defined, near-term applications that address significant and quantifiable markets to become public and   benefit from our network of business professionals. This focus will broaden with the inclusion of other types of investments and industries once the merger is completed. Future business strategy will be determined by the new management team. Regal’s current investments will represent less than 5% of the new merged company.

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

Portfolio Investments

During the nine months ended September 30, 2014, we did not add any companies to our portfolio. Our portfolio valued at fair market value is as follows:

Regal One Corporation Portfolio Investments

                                                       Value of Investments

     Name of Company                Investment       as of September 30, 2014

Neuralstem, Inc. (OTCBB: CUR)       Common Stock                 $377,200

Neuralstem, Inc.                    Warrants                      424,800

Rampart Detection Systems           Common Stock                    1,200

LMP Money Market Trust Fund         Money Market Fund                 213

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

As of September 30, 2014, the Company holds 115,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock of Neuralstem at an option price of $5.00 per share.

Employees

We have no employees but do instead utilize part-time consultants. We expect to use independent consultants, attorneys, and accountants as necessary and do not anticipate a need to engage any additional full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Compliance with BDC Reporting Requirements

The Board of Directors of the Company adopted in March 2006 a number of resolutions, codes and charters to complete compliance with BDC operating requirements prior to reporting as a BDC.  These include establishing Board committees for Audit, Nominating, Compensation, Investment, and Corporate Governance, and adopting a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter.

Voting rights of preferred stock are noncompliant, which is in the process of being remedied.

Compliance with the 1940’s Act is being reviewed and director elections are going to be held to properly constitute the board with sufficient uninterested directors.

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

Financial Condition Overview

The Company's total assets were $865,324 and its net assets were $848,132 at September 30, 2014, compared to $1,162,686 and $1,025,493, respectively at December 31, 2013. The changes in total assets during the nine months ended September 30, 2014 were primarily attributable to net investment loss of $208,995 and the use of cash to reduce payables by $120,001 offset by net realized and unrealized gain on investments of $31,635. The Company's unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company's portfolio securities and the number of shares owned.

The changes in net assets during the nine months ended September 30, 2014 were attributable to the net investment loss and realized and unrealized gain on investments noted above as there was no shareholder activity.

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

Result of Operations for the three month and nine month periods ending September 30, 2014 versus 2013.

Operating Expenses

For the three months and nine months ended September 30, 2014, operating expenses were $139,374 and $209,976, respectively compared to $30,277 and $88,292 for the comparable periods of 2013. The increase for the nine month period ending September 30 2014 compared to the comparable period of 2013 was primarily due to an increase in merger-related consulting fees of $75,000, Professional Services expenses of $47,818 offset by a $8,876 decrease in other selling, general and administrative expenses, primarily due to discontinuing D & O insurance and less interest expense. There was a change in accounting fees for the three and nine months ended from the prior year of $9,925 and $9,925, respectively.

Net Increase (Decrease) in Net Assets

For the three months and nine months ending September 30, 2014, our net increase (decrease) in net assets resulting from operations was a decrease of $766,354 and a decrease of $177,360, respectively. This is compared to a net increase in net assets resulting from operations of $613,175 and $681,310, respectively for the comparable periods in 2013. Comparing the nine month period ending September 30, 2014 to the period ended September 30, 2013 the change was mostly attributable to the unrealized depreciation recorded in the recent nine month period for stock warrant investments, the unrealized gain in portfolio investments and the net realized gain from the sale of securities in our portfolio.

Other increases (decreases) in net assets from investments

For the nine months ended September 30, 2014, net assets decreased by $177,360. This decrease is due to the realized and unrealized gain (loss) combined of $31,635. This compares to an investment gain of $769,602 both realized and unrealized combined for the comparable nine month period in 2013.

Liquidity and Capital Resources

At September 30, 2014, we had $865,324 in Total Assets. This includes the fair value of our warrant investment in Neuralstem at $424,800 and $440,525 in liquid and semi-liquid current assets consisting of $61,911 in cash, a $1,200 investment, $213 in money market funds and $377,200 in unrestricted investments (which does not include warrants) at fair market value. For the three and nine month period ended September 30, 2014, we primarily satisfied our working capital needs through sales of marketable securities in our investment portfolio.

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

As of September 30, 2014, the Company has been involved in potential merger discussions with a private Company that may further develop the growth of the Company. The Company has filed with the SEC two documents with the SEC making reference to these discussions. However, no conclusions or completion of any merger agreement has been finalized and the Company makes no representation or assurance that current discussions will ever be finalized or completed.

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

     Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2014 there are no material changes for risk factors since previously disclosed in the Company’s 2013 Form 10-K.

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

Exhibit Number     Description                                  Filed Herewith

31.1 Certification of the Principal Executive Officer

      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.       [X]

32.1 Certification of Principal Executive Officer

     Pursuant to 18 U.S.C Section 1350.                                [X]

On November 13, 2014 the Company filed Form 8-K that as of November 10, 2014 the Company accepted the resignation of Christopher Dieterich as a director. There were no disagreements with the Company, as he resigned to allow for the election of uninterested directors to complete a properly constituted board for regulatory purposes.

Form 8-K Reports filed during the quarter

Form 8-K filed on July 17, 2014 announcing a Reverse Merger Agreement with Princeton Capital Corporation and an Asset Purchase Agreement with Capital Point Partners, LP, and Capital Point Partners II, LP dated July 14, 2014. The partnerships agree to sell equity and debt investments in excess of $50,000,000 to Regal in exchange for common stock.

Form 14-C Reports filed during the quarter

Form 14-C filed on July 25, 2014 providing a preliminary information statement to stockholders of Regal of (i) the actions by written consent of a majority of the shareholders of Regal as described before such actions take effect in accordance with Section 607.0704 of the FBCA and Rules 14c-2 promulgated under the Exchange Act and (ii) to provide information about the individuals who will constitute a majority of the directors following the closing of the Transactions in accordance with Rule 14f-1 of the Exchange Act.  The closing of the matters described herein and the change in a majority of the Board will not occur until at least twenty (20) days following the mailing of this Information Statement.

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

No further action will be taken on this 14-C as a Proxy Statement is now being prepared for some of these matters.

On November 12, 2014, the Company filed a Form 14-A document with the SEC providing information regarding a common shareholder’s meeting to increase the Board of Directors to five (5) members and approval of the Boulay Group CPA’s to serve as the Company’s auditors for the year ended December 31, 2014. The meeting date is currently being determined to be late November or early December 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Regal One Corporation

       Dated: November 14, 2014

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

/s/ Charles J. Newman                                        November 14, 2014

By: Charles J. Newman       Chief Executive Officer,

                            Chief Financial Officer,

                            Secretary, and Director

/s/ Malcolm Currie                                           November 14, 2014

By: Malcolm Currie          Director

/s/ Bernard L. Brodkorb                                      November 14, 2014

By: Bernard L. Brodkorb     Director