Form 10-K
period 2014-12-31
PRINCETON CAPITAL CORP
filed 2015-04-15
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number 814-00710

PRINCETON CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	46-3516073
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

One Riverway, Suite 2020 Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (713) 594-1460

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of accelerated filer, large accelerated filer and smaller reporting company in rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐
Non Accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $544,960 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity on the over-the-counter pink sheet market (OTC Pink Sheets), as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2015, there were: 120,486,051 shares of common stock, $.001 par value, issued and outstanding.

- i -

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with Princeton Investment Advisors;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of Princeton Investment Advisors to locate suitable investments for us and to monitor and administer our investments;

●	the ability of Princeton Investment Advisors to attract and retain highly talented professionals;

●	our ability to maintain our qualification as a RIC and as a BDC; and

●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Item 1. DESCRIPTION OF BUSINESS

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Princeton Capital Corporation; and “Princeton Investment Advisors” refers to our investment adviser Princeton Investment Advisors, LLC.

Overview and Background

Our predecessor, was initially incorporated in Florida in 1959 as Electro-Mechanical Services, Inc. In 1998 it changed its name from Electro-Mechanical Services, Inc. to Regal One Corporation (“Regal One”). In 2005, the then board of directors of Regal One determined it would be in the best interest of shareholders to change the focus of Regal One’s operations to providing financial services through a network of advisors and professionals.

As previously disclosed in the 8-K filed July 17, 2014, on July 14, 2014, Regal One, the Company (then a wholly-owned subsidiary of Regal One), Capital Point Partners, LP, a Delaware limited partnership (“CPP”), and Capital Point Partners II, LP, a Delaware limited partnership (“CPPII” and, together with CPP, the “Partnerships”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which we would acquire certain equity and debt investments of the Partnerships in exchange for shares of common stock. In addition to the customary conditions to closing the transactions contemplated by the Purchase Agreement, Regal One was required to (i) effect a reverse stock split of its then outstanding common stock at a ratio of 1-for-2, (ii) reincorporate from Florida to Maryland by merging with and into the Company with the Company continuing as the surviving corporation (the “Reincorporation”) and (iii) become an externally managed business development company by entering into an external investment advisory agreement with Princeton Investment Advisors.

On March 13, 2015, following the reverse stock split and the Reincorporation, we completed our previously announced acquisition of the equity and debt investments of the Partnerships with an aggregate value of approximately $60.1 million and issued approximately 115.5 million shares of our common stock to the Partnerships. We also entered into the investment advisory agreement with Princeton Investment Advisors. The equity and debt investments acquired from the Partnerships and the Partnerships results of operations are not reflected in our financial statements and have not been included in our 2014 results of operations.

General

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act, and as a RIC for U.S. federal income tax purposes. We originate and invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment. We expect to source investments primarily through the extensive network of relationships that the principals of Princeton Investment Advisors have developed with financial sponsor firms, financial institutions, middle-market companies, management teams and other professional intermediaries. The companies in which we intend to invest will typically be highly leveraged, and, in most cases, our investments in such companies will not be rated by national rating agencies. If such investments were rated, we believe that they would likely receive a rating below investment grade (i.e., below BBB or Baa), which are often referred to as “junk bonds.” Our investment activities are managed by our investment advisor, Princeton Investment Advisors, an investment advisory firm led by certain senior investment professionals of the advisor for the Partnerships which have collectively invested over $1.0 billion of capital.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation by:

●	accessing the extensive origination channels that have been developed and established by the Princeton Investment Advisors’ investment team that include long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;

●	investing in what we believe to be companies with strong business fundamentals, generally within our core small and lower middle-market company focus;

●	focusing on a variety of industry sectors, including business services, energy, general industrial, government services, healthcare, software and specialty finance;

●	directly originating transactions rather than participating in broadly syndicated financings;

●	applying the disciplined underwriting standards that the Princeton Investment Advisors’ investment team has developed over their extensive investing careers; and

●	capitalizing upon the experience and resources of the Princeton Investment Advisors’ investment team to monitor our investments.

As a business development company, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of our securities and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowings.

We have elected and intend to qualify for the 2015 tax year to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code, or the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution and asset diversification requirements.

Our principal executive office is currently located at One Riverway, Suite 2020, Houston, TX 77056, and our telephone number is (713) 595-1460. We maintain a website on the Internet at www.princetoncapitalcorp.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Portfolio Investments

As of December 31, 2014 our investment portfolio (1) is summarized as follows:

Name of Company	Investment	Carrying Value of Investment as of Dec. 31, 2014
Neuralstem, Inc. (NYSEMKT: CUR)	Common Stock	$312,800	(2)
Neuralstem, Inc.	Warrant	156,060	(2)
LMP Money Market Trust	Money Market Fund	213
Rampart Detections Systems Ltd.	Common Stock	1,200	(3)

Total		$470,273

See also Schedule F-3 Schedule of Investments and Note 4 Investments in Notes to Financial Statements.

(1) Does not include the equity and debt investments acquired from the Partnerships on March 13, 2015.

(2) At December 31, 2014, we held 115,000 shares of Neuralstem, Inc. common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of $5.00 per share.

(3) The Company has an investment in the common stock of Rampart Detection Systems Ltd.

Princeton Investment Advisors

Since March 13, 2015, Princeton Investment Advisors manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis. Princeton Investment Advisors is a newly formed investment advisory firm led by certain senior investment professionals of the advisor for the Partnerships. The senior investment professionals of Princeton Investment Advisors have an average of over twenty years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies during their investing career. The Princeton Investment Advisors’ investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles.

In addition to serving as our investment advisor, Princeton Investment Advisors is currently seeking to raise capital for a private credit fund, that will have an investment strategy that is similar to our investment strategy. We intend to co-invest with investment funds, accounts and investment vehicles managed by Princeton Investment Advisors where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

Princeton Investment Advisors is headquartered in Houston, Texas, with offices in Kingston, New Jersey.

Market Opportunity

We originate and invest primarily in private small and lower middle-market companies through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment. We believe the environment for investing in small and lower middle-market companies is attractive for several reasons, including:

Increased M&A and Leveraged Buy-out Activity.  We believe that large amounts of private equity capital raised over the past 5-7 years remain available for investment. We expect the large amount of uninvested capital commitments will drive buyout activity over the next several years, which should, in turn, create lending opportunities for us. In addition to increased buyout activity, a high volume of senior secured and high yield debt was originated prior to the credit crisis of 2007 and 2008 and will come due in the near term and, accordingly, we believe that new financing opportunities will increase as many companies seek to refinance this indebtedness.

Reduced Availability of Capital for Middle-Market Companies.  We believe there are fewer providers of, and less capital available for financing to the small and lower middle-market companies we seek to make investments in, as a result of consolidation in the banking and asset management industry. We believe that, as a result many financing providers are constrained by their larger economies of scale and have chosen to focus on large, liquid corporate loans and managing capital markets transactions rather than lending to middle-market businesses. In addition, we believe recent regulatory changes, including the adoption of the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under Basel III Accords, have disrupted their securitization activities, and forced a reduction of their loan portfolio and as a result of their refocusing on larger clients have caused them to curtail their lending to middle-market-companies. We also believe hedge funds and collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced availability of funding for new investments. As a result, we believe that less competition will facilitate higher quality deal flow and allow for greater selectivity throughout the investment process.

Attractive Deal Pricing and Structures.  We believe that the pricing of middle-market debt investments in fundless equity sponsored transactions, which are more prevalent in our target market, is higher, and the terms of such investments are more conservative, compared to larger liquid, public debt financings, due to the more limited universe of lenders as well as the highly negotiated nature of these financings. These transactions tend to offer stronger covenant packages, higher interest rates, lower leverage levels and better call protection compared to larger financings. In addition, middle-market loans typically offer other investor protections such as default penalties, lien protection, change of control provisions and information rights for lenders.

Specialized Lending Requirements.  Lending to small and lower middle-market companies requires in depth diligence, credit expertise, restructuring experience and active portfolio management. We believe that several factors render many U.S. financial institutions ill-suited to lend to small and lower middle-market companies. For example, based on the experience of Princeton Investment Advisors’ investment team, lending to small and lower middle-market companies in the United States (a) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies, (b) requires specialized due diligence and underwriting capabilities, and (c) may also require more extensive ongoing monitoring by the lender. We believe that, through Princeton Investment Advisors, we have the experience and expertise to meet these specialized lending requirements.

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team.  Through our investment advisor, Princeton Investment Advisors, we have access to the experience and expertise of the Princeton Investment Advisors’ investment team, including its senior investment professionals who have an average of over twenty years of experience and have worked together at several companies. The Princeton Investment Advisors’ investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. We believe the members of Princeton Investment Advisors’ investment team are proven and experienced, with extensive capabilities in leveraged credit investing, having participated in these markets for the predominant portion of their careers. We believe that the experience and demonstrated ability of the Princeton Investment Advisors’ investment team to complete transactions will enhance the quantity and quality of investment opportunities available to us.

Established, Rigorous Investment and Monitoring Process.  The Princeton Investment Advisors’ investment team has developed an extensive review and credit analysis process over the past nine years with the advisor for the Partnerships. Each investment opportunity that is reviewed by Princeton Investment Advisors is brought through a structured, multi-stage approval process. Of the over 750 investment transactions reviewed by Princeton Investment Advisors’ investment professionals from 2006 through 2013, 13, or approximately 1.7%, were fully approved and the transactions consummated. Princeton Investment Advisors will take an active approach in monitoring all investments, including reviews of financial performance on at least a quarterly basis and regular discussions with management. Princeton Investment Advisors’ investment and monitoring process and the depth and experience of its investment team should allow it to conduct the type of due diligence and monitoring that enables it to identify and evaluate risks and opportunities.

Ability to Structure Investments.  Princeton Investment Advisors has the expertise and ability to structure investments across all levels of a company’s capital structure. The Princeton Investment Advisors’ investment team has collectively invested over $1.0 billion across the entire capital structure in numerous small and lower middle-market companies. These investments included secured and unsecured debt and related equity securities. Furthermore, we believe that current market conditions will allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, payment-in-kind, or PIK, interest or some form of equity securities.

Resources of Princeton Investment Advisors Platform.  We have access to the resources and capabilities of Princeton Investment Advisors, which has seven investment professionals. These individuals have developed long-term relationships with small and lower middle-market companies, management teams, equity sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. The Princeton Investment Advisors’ investment team has completed several financing transactions with funded and fundless equity sponsors. In some cases, we have completed multiple financing transactions with those equity sponsors. We believe that these relationships will provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Princeton Investment Advisors’ due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by our network of third-party service professionals.

Investment Strategy

The Princeton Investment Advisors investment team will employ an opportunistic and flexible investing approach, combined with strong risk management processes, which we believe will yield a highly diversified portfolio across companies, industries, and investment types. We will seek direct origination opportunities of first lien, second lien, unitranche and mezzanine debt financing, often times with modest corresponding equity investments, in small and lower middle-market companies. We believe that businesses in this size range often have limited access to public financial markets, and will benefit from Princeton Investment Advisors’ reliable lending partnership. Many financing providers have chosen to focus on large corporate clients and managing capital markets transactions rather than lending to middle-market businesses. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing borrowers to reduce leverage. We also believe hedge funds and collateralized debt obligation/collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced liquidity for new investments.

With an average of over twenty years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment team of Princeton Investment Advisors has demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancings, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our targeted portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through warrants and other equity instruments structured as part of our investments. This flexible approach enables Princeton Investment Advisors to respond to market conditions and offer customized lending solutions.

Princeton Investment Advisors invests across a wide range of industries with deep expertise in select verticals including, but not limited to, business services, energy, general industrial, government services, healthcare software and specialty finance. We will seek to maintain a diversified portfolio of investments as a method to manage risk and capitalize on specific sector trends. Our objective is to act as the lead or largest investor in transactions, generally investing between $3.0 million and $12.0 million per transaction. We expect the average investment holding period to be between three and five years, depending upon portfolio company objectives and conditions in the capital markets.

We expect to focus on small and lower middle-market companies with less than $20.0 million of EBITDA in a variety of industry sectors with positive long-term dynamics and dependable cash flows. We will seek businesses with management teams with demonstrated track records and economic incentives in strong franchises and sustainable competitive advantages with dependable and predictable cash flows.

We intend to employ leverage prudently and within the limitations of the applicable laws and regulations for business development companies. Any decision on our part to use leverage will depend upon our assessment of the attractiveness of available investment opportunities in relation to the costs and perceived risks of such leverage.

Transaction Sourcing

As access to investment opportunities is highly relationship driven, the senior investment team and other investment professionals of Princeton Investment Advisors spend considerable time developing and maintaining contacts with key deal sources, including private equity firms, investment banks, and senior lenders. The senior investment team and other investment professionals of Princeton Investment Advisors have been actively investing in the middle-market sector for the past decade and have focused on extensive calling and marketing efforts via speaking engagements, sponsorships, industry events, and referrals to broaden their relationship network. Existing relationships are constantly cultivated through transactional work and other personal contacts.

In addition to financial sponsors, Princeton Investment Advisors has developed a network of other deal sources, including:

●	management teams and entrepreneurs;

●	portfolio companies of private equity firms;

●	other investment firms that have strategies similar to Princeton Investment Advisors and are seeking co-investors;

●	placement agents and investment banks representing financial sponsors and issuers;

●	corporate operating advisors and other financial advisors; and

●	consultants, attorneys and other service providers to small and lower middle-market companies and financial sponsors.

We believe that Princeton Investment Advisors’ broad network of deal origination contacts will afford us with a continuous source of investment opportunities.

These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Princeton Investment Advisors has completed several financing transactions with funded and fundless equity sponsors. In some cases, affiliates of Princeton Investment Advisors have completed multiple financing transactions with those equity sponsors.

We believe that over the past decade, the senior investment team and other investment professionals of Princeton Investment Advisors have built a reputation as a thoughtful and disciplined provider of capital to small and lower middle-market companies and a preferred financing source for private equity sponsors and management teams. We believe these factors give Princeton Investment Advisors a competitive advantage in sourcing investment opportunities, which will be put to use for our benefit.

Investment Structuring

Princeton Investment Advisors believes that each investment has unique characteristics that must be considered, understood and analyzed. Princeton Investment Advisors structures investment terms based on the business, credit profile, the outlook for the industry in which a potential portfolio company operates, the competitive landscape, the products or services which the company sells and the management team and ownership of the company, among other factors. Princeton Investment Advisors will rely upon the analysis conducted and information gathered through the investment process to evaluate the appropriate structure for our investments.

We invest primarily in the debt securities of small and lower middle-market companies. Our investments will typically carry a high level of cash pay interest and may incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, PIK interest and some form of equity participation, including preferred stock, common stock, warrants and other forms of equity participation. We expect that a typical debt investment in which we invest will have a maturity of between five and seven years. We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Princeton Investment Advisors negotiates covenants in connection with debt investments that provide protection for us but allow appropriate flexibility for the portfolio company. Such covenants may include affirmative and negative covenants, default penalties, lien protection and change of control provisions. Princeton Investment Advisors will require comprehensive information rights including access to management, financial statements and budgets and, in some cases, membership on the board of directors or board of directors observation rights. Additionally, Princeton Investment Advisors will generally require financial covenants and terms that restrict an issuers use of leverage and limitations on asset sales and capital expenditures.

Secured Debt

Secured debt, including first lien, second lien and unitranche financing, will have liens on the assets of the borrower that will serve as collateral in support of the repayment of such loans.

First Lien Debt.  First lien debt will be structured with first-priority liens on the assets of the borrower that will serve as collateral in support of the repayment of such loans. First lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Under market conditions as of the date of this prospectus, we expect that the interest rate on senior secured loans will range between 5% and 8% over applicable LIBOR.

Second Lien Debt.  Second lien debt will be structured as junior, secured loans, with second priority liens on an issuer’s assets. These loans typically provide for moderate loan amortization in the initial years of the loan, with the majority of the amortization deferred until loan maturity. Under market conditions as of the date of this prospectus, we expect that the interest rate on second lien loans will generally range between 8% and 12% over applicable LIBOR.

Unitranche Debt.  Unitranche debt typically will be structured as first lien loans with certain risk characteristics of mezzanine debt. Unitranche debt typically provides for moderate loan amortization in the initial years of the debt, with the majority of the principal payment deferred until loan maturity. Since unitranche debt generally allows the borrower to make a large lump sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In some cases, we will be the sole lender, or we together with our affiliates will be the sole lender, of unitranche debt, which can provide us with more influence interacting with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance. Under market conditions as of the date of this prospectus, we expect that the interest rate on unitranche debt will range between 8% and 12% over applicable LIBOR.

Mezzanine Debt

Mezzanine debt, including senior unsecured and subordinated loans, will not be secured by any collateral and will be effectively subordinated to the borrower’s secured indebtedness (to the extent of the collateral securing such indebtedness), including pursuant to one or more intercreditor agreements that we enter into with holders of a borrower’s senior debt.

Senior Unsecured Loans.  Senior unsecured loans will be structured as loans that rank senior in right of payment to any of the borrower’s unsecured indebtedness that is contractually subordinated to such loans. These loans generally provide for fixed interest rates and amortize evenly over the term of the loan. Senior unsecured loans are generally less volatile than subordinated loans due to their priority to creditors over subordinated loans. Under market conditions as of the date of this prospectus, we expect the interest rate on senior unsecured loans will generally range between 10% and 14%.

Subordinated Loans.  Subordinated loans will be structured as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with amortization of principal deferred to maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated loans are generally more volatile than secured loans and may involve a greater risk of loss of principal. Subordinated loans often include a PIK feature, which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan. Under market conditions as of the date of this prospectus, we expect the interest rate on subordinated loans will generally range between 11% and 17%.

Equity Securities

In connection with some of our debt investments, we will also invest in preferred or common stock or receive nominally priced warrants or options to buy an equity interest in the portfolio company. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such equity investments and warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Investment Process

Through the resources of Princeton Investment Advisors, we have access to significant research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Princeton Investment Advisors has designed a highly involved and interactive investment management process, which is the core of its culture and the basis for what we believe is a strong track record of investment returns. The investment process seeks to select only those investments which it believes have the most attractive risk/reward characteristics. The process involves several levels of review and is coordinated in an effort to identify risks in potential investments. Princeton Investment Advisors will apply its expertise to screen many of our investment opportunities as described below. This rigorous process combined with our broad origination capabilities have allowed the Princeton Investment Advisors team to be prudent in selecting opportunities in which to make an investment. From 2006 through 2013, the Princeton Investment Advisors’ team reviewed over 750 transactions, which resulted in 13 investments, or approximately 1.7% of total investments reviewed.

All potential investment opportunities undergo an initial informal review by Princeton Investment Advisors’ investment professionals. Each potential investment opportunity that an investment professional determines merits investment consideration will be presented and evaluated at a weekly meeting in which Princeton Investment Advisors’ investment professionals discuss the merits and risks of a potential investment opportunity as well as the due diligence process and the pricing and structure. If Princeton Investment Advisors’ investment professionals believe an investment opportunity merits further review, the deal team will prepare and present to the investment committee for initial review a prescreen memorandum that generally describes the potential transaction and includes a description of the risks, due diligence process and proposed structure and pricing for the proposed investment opportunity.

Prior to making an investment, Princeton Investment Advisors conducts a rigorous diligence on each investment opportunity. In connection with its due diligence on a potential investment opportunity, Princeton Investment Advisors utilizes its internal diligence resources which include its internally developed credit analytical framework, subscriptions to third party research resources, discussions with industry experts, internal information sharing systems, and the analytical expertise of its investment professionals. Princeton Investment Advisors will typically review the company’s historical financials; industry drivers and outlook, competitive threats, customer concentration, asset coverage, projected financials, and credit metrics; management background checks; and, if applicable, the track record and funding capabilities of the private equity sponsor.

Upon review of the prescreen memorandum, if the investment committee determines to proceed with the review of an investment opportunity, the deal team will continue its diligence and deal structuring plans, and prepare a credit approval memorandum for review by the investment committee. The credit approval memorandum, updates the prescreen memorandum with more deal specific detail, including an update to the diligence process and any changes in the structure and pricing of the proposed investment. Upon unanimous approval by the investment committee of the proposed investment as presented in the credit approval memorandum, the Chief Investment Officer will review any amendments before finalizing and closing negotiations with the prospective portfolio company.

Investment Committee

Each new investment opportunity is unanimously approved by Princeton Investment Advisors’ investment committee. Follow-on investments in existing portfolio companies will require the investment committee’s approval beyond that obtained when the initial investment in the company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the investment committee. The purpose of Princeton Investment Advisors’ investment committee, which is provided under the investment advisory agreement, is to evaluate and approve all of our investments, subject at all times to the oversight and approval of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee consists of Alfred Jackson, Munish Sood and Cesar Baez. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, investment committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with the investment committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members to work more efficiently.

We expect that each transaction will be presented to the investment committee in a formal written report. All of our new investments will require unanimous approval by the investment committee. Each member of the investment committee performs a similar role for other accounts managed by Princeton Investment Advisors. In certain instances, our board of directors may also determine that its approval is required prior to the making of an investment.

Monitoring Investments

In most cases, we do not have board of directors’ influence over portfolio companies. In some instances, Princeton Investment Advisors’ investment professionals may obtain board of directors representation or observation rights in conjunction with our investments. Princeton Investment Advisors will take an active approach in monitoring all investments, including reviews of financial performance on at least a quarterly basis and regular discussions with management. The monitoring process will begin with structuring terms and conditions which require the timely delivery and access to critical financial and business information on portfolio companies.

Specifically, Princeton Investment Advisors’ monitoring system will consist of the following activities:

Regular Investment Committee Updates.  Key portfolio company developments will be discussed each week as part of the standard investment committee agenda.

Written Reports.  The deal teams will provide written updates as appropriate for key events that impact portfolio company performance or valuation. In addition, deal teams will provide written updates following each portfolio company board of directors meeting.

Quarterly Full Portfolio Review.  Our chief investment officer and chief compliance officer will perform a quarterly comprehensive review of every portfolio company with the deal teams. This process will include a written performance and valuation update, and credit-specific discussion on each of our portfolio companies. In addition, pursuant to our valuation policy, quarterly valuations are reviewed by our independent third party valuation firm.

As part of the monitoring process, Princeton Investment Advisors will also track developments in the broader marketplace. Princeton Investment Advisors’ investment professionals have a wealth of information on the competitive landscape, industry trends, relative valuation metrics, and analyses that will assist in the execution of our investment strategy. In addition, Princeton Investment Advisors’ extensive communications with brokers and dealers allow its investment professionals to monitor market and industry trends that could affect portfolio investments. Princeton Investment Advisors may provide ongoing strategic, financial and operational guidance to some portfolio companies either directly or by recommending its investment professionals or other experienced representatives to participate on the board of directors. Princeton Investment Advisors maintains a vast network of strategic and operational advisors to call upon for industry expertise or to supplement existing management teams.

Asset Quality

In addition to various risk management and monitoring tools, Princeton Investment Advisors uses Princeton Investment Advisors’ investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system will use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

Investment Rating 1 will be used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

Investment Rating 2 will be used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

Investment Rating 3 will be used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

Investment Rating 4 will be used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

Determination of Net Asset Value

We will determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, we anticipate that our advisor will prepare portfolio company valuations using relevant inputs, including but not limited to indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.

The Accounting Standards Codification under Topic 820, or ASC Topic 820 clarifies the definition of fair value for accounting purposes and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we expect to undertake a multi-step valuation process each quarter, as described below:

●	our quarterly valuation process will begin with each portfolio company or investment being initially valued by our Advisor’s management team, with such valuation potentially taking into account information received from an independent valuation firm, if applicable;

●	preliminary valuation conclusions will then be documented and discussed with our valuation committee;

●	our valuation committee will review the preliminary valuation and our Advisor’s management team, together with our independent valuation firm, if applicable, supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

●	our board of directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of our Advisor, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our financial statements. Below is a description of factors that our board of directors may consider when valuing our equity and debt investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board will consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The board of directors, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

We may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. We may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors we deem relevant in assessing the value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

Realization of Investments

The potential exit scenarios of a portfolio company will play an important role in evaluating investment decisions. As such, Princeton Investment Advisors will formulate specific exit strategies at the time of investment. Our debt-orientation will provide for increased potential exit opportunities, including (a) the sale of investments in the private markets, (b) the refinancing of investments held, often due to maturity or recapitalizations, and (c) other liquidity events including the sale or merger of the portfolio company. Since we seek to maintain a debt orientation in our investments, we expect to receive interest income over the course of the investment period, receiving a significant return on invested capital well in advance of final exit.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our administrator will provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse our administrator for its allocated costs in providing such assistance, subject to the review by our board of directors, including our independent directors. See “Management Agreements — Administration  Agreement.”

Competition

Our primary competitors in providing financing to small and lower middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

We expect to use the expertise of the investment professionals of Princeton Investment Advisors to which we will have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the investment professionals of Princeton Investment Advisors will enable us to learn about, and compete effectively for, financing opportunities with attractive small and lower middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by Princeton Investment Advisors. We have a chief executive officer and president and a chief financial officer and chief compliance officer. To the extent necessary, our board of directors may hire additional personnel going forward. Our officers are employees of Princeton Investment Advisors and our allocable portion of the cost of our chief executive officer, chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement that we have entered into with PCC Administrator, LLC (“PCC Administrator”). PCC Adminstrator is a wholly-owned subsidiary of Princeton Investment Advisors.

Management Agreements

Princeton Investment Advisors serves as our investment advisor and is registered as an investment advisor under the 1940 Act.

Investment Advisory Agreement

Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, Princeton Investment Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the investment advisory agreement, Princeton Investment Advisors:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identifies, evaluate and negotiates the structure of the investments we make;

●	executes, closes, services and monitors the investments we make;

●	determines the securities and other assets that we purchase, retain or sell;

●	performs due diligence on prospective portfolio companies; and

●	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Pursuant to the investment advisory agreement, we have agreed to pay Princeton Investment Advisors a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents. For services rendered under the investment advisory agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter will be appropriately pro-rated.

Incentive Fee

We will pay Princeton Investment Advisors an incentive fee. The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not.

The first component, which is income-based, will be calculated and payable quarterly in arrears, commencing with the quarter beginning April 1, 2015, based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means, in each case on a consolidated basis, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The operation of the first component of the incentive fee for each quarter is as follows:

●	no incentive fee is payable to our investment advisor in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate of 2.00% (8.00% annualized);

●	100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.50% in any calendar quarter (10.00% annualized) is payable to our investment advisor. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.50%) as the “catch-up.” The effect of the “catch-up” provision is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.50% in any calendar quarter, our investment advisor will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and

●	20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.50% in any calendar quarter (10.00% annualized) is payable to our investment advisor (once the Hurdle Rate is reached and the catch-up is achieved).

The portion of such incentive fee that is attributable to deferred interest (such as PIK interest or original issue discount) will be paid to our investment advisor, together with interest from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possibly elimination of the incentive fees for such quarter.

There is no accumulation of amounts on the Hurdle Rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if subsequent quarters are below the quarterly Hurdle Rate and there is no delay of payment if prior quarters are below the quarterly Hurdle Rate. Since the Hurdle Rate is fixed, as interest rates rise, it will be easier for our investment advisor to surpass the Hurdle Rate and receive an incentive fee based on Pre-Incentive Fee Net Investment Income.

Our net investment income used to calculate this component of the incentive fee is also included in the amount of our consolidated gross assets used to calculate the 1.75% base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-based component of the incentive fee:

Quarterly Incentive Fee based on Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income allocated to first component of incentive fee

The second component, the capital gains component of the incentive fee, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), commencing on December 31, 2015, and will equal 20% of our cumulative aggregate realized capital gains from January 1st through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the investment advisory agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1

Assumptions

Investment income (including interest, distributions, fees, etc.) = 1.25%

Hurdle Rate(1) = 2.00%

Base management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.25%

Pre-Incentive Fee Net Investment Income

(investment income - (base management fee + other expenses)) = 0.5625%

Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate, therefore there is no incentive fee.

Alternative 2

Assumptions

Investment income (including interest, distributions, fees, etc.) = 2.70%

Hurdle Rate(1) = 2.00%

Base management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.25%

Pre-Incentive Fee Net Investment Income

(investment income - (base management fee + other expenses)) = 2.0125%

Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate, therefore there is an incentive fee.

Incentive fee = (100% x “Catch-Up”) + (the greater of 0% AND (20% x (Pre-Incentive Fee Net Investment Income - 2.50%))

= (100.0% x (Pre-Incentive Fee Net Investment Income – 2.00%)) + 0%

= 100.0% x (2.0125% - 2.00%)

= 100.0% x 0.0125%

= 0.0125%

Alternative 3

Assumptions

Investment income (including interest, distributions, fees, etc.) = 3.00%

Hurdle Rate(1) = 2.00%

Base management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.25%

Pre-Incentive Fee Net Investment Income

(investment income - (base management fee + other expenses)) = 2.3125%

Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate, therefore there is an incentive fee.

Incentive fee = (100% x “Catch-Up”) + (the greater of 0% AND (20% x (Pre-Incentive Fee Net Investment Income - 2.50%))

= (100% × (2.50% - 2.00%)) + (20.0% × (2.3125% - 2.50%))

= 0.50% + (20.0% × 0%)

= 0.50% + 0%

= 0.45%

(*)	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of net assets.
(1)	Represents 8.00% annualized Hurdle Rate.
(2)	Represents 1.75% annualized base management fee.
(3)	Excludes organizational and offering expenses.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
Year 2: Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million
Year 3: FMV of Investment B determined to be $25 million
Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

Year 1: None
Year 2: Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)
Year 3: None; $5.0 million (20.0% multiplied by ($30 million cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2)
Year 4: Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

Alternative 2

Assumptions

Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
Year 4: FMV of Investment B determined to be $35 million
Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

Year 1: None
Year 2: Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
Year 3: Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million (capital gains fee received in Year 2)
Year 4: None
Year 5: None; $5.0 million of capital gains incentive fee (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million (cumulative capital gains fee paid in Year 2 and Year 3)

Payment of Our Expenses

All investment professionals of Princeton Investment Advisors, when and to the extent engaged in providing investment advisory services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, will be provided and paid for by Princeton Investment Advisors and not by us. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

●	calculating our net asset value (including the cost and expenses of any third party independent valuation firm);

●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of our common stock and other securities;

●	base management and incentive fees;

●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Princeton Investment Advisors’ overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

●	transfer agent, dividend agent and custodial fees and expenses;

●	U.S. federal and state registration fees;

●	all costs of registration and listing our stock on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	proxy voting expenses; and

●	all other expenses incurred by us or Princeton Investment Advisors in connection with administering our business.

Duration and Termination

Unless terminated earlier as described below, the investment advisory agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The investment advisory agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Princeton Investment Advisors and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the investment advisory agreement without penalty upon 60 days’ written notice.

Indemnification

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations under the investment advisory agreement, Princeton Investment Advisors and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Princeton Investment Advisors’ services under the investment advisory agreement or otherwise as our investment advisor.

Board of Directors’ Approval of the Investment Advisory Agreement

Our board of directors, including a majority of our independent directors, approved the investment advisory agreement at its meeting, held on March 13, 2015. In its consideration of the investment advisory agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment advisory agreement as being in the best interests of our stockholders.

Administration Agreement

The administration agreement provides that PCC Administrator furnishes us with office facilities and equipment and provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the administration agreement, PCC Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, PCC Administrator assists us in determining and publishing our net asset value, oversee the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the administration agreement, PCC Administrator will also provide managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Payments under the administration agreement will be equal to an amount based upon our allocable portion (subject to the review of our board of directors) of PCC Administrator’s overhead in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, PCC Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The administration agreement will have an initial term of two years and may be renewed with the approval of our board of directors. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that PCC Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to PCC Administrator. Stockholder approval is not required to amend the administration agreement.

Indemnification

The administration agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, PCC Administrator, its affiliates and their respective directors, officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of PCC Administrator’s services under the administration agreement or otherwise as our administrator.

License Agreement

We have entered into a license agreement with Princeton Investment Advisors under which Princeton Investment Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Princeton.” Under this agreement, we have a right to use the “Princeton” name for so long as Princeton Investment Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Princeton” name. This license agreement will remain in effect for so long as the investment advisory agreement with Princeton Investment Advisors is in effect.

Exchange Act Reports

We maintain a website at www.princetoncapitalcorp.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, or the “Exchange Act.” These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Regulation as a Business Development Company

We are a business development company under the 1940 Act and intend to elect to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and may be changed without stockholder approval upon 60 days’ prior written notice to stockholders.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. Under the 1940 Act and the rules thereunder, “eligible portfolio companies” include (1) private domestic operating companies, (2) public domestic operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (3) public domestic operating companies having a market capitalization of less than $250 million. Public domestic operating companies whose securities are quoted on the over-the-counter bulletin board or through Pink Sheets LLC are not listed on a national securities exchange and therefore are eligible portfolio companies.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from a person who is or has been, within the past 13 months, an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the business development company purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Princeton Investment Advisors will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Princeton Investment Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan will be considered temporary if it is repaid within sixty days and is not extended or renewed. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). A proposal, approved by our stockholders at the Special Meeting of Stockholders held on March 6, 2015, authorizes us to sell shares equal to up to 25% of our outstanding common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on March 13, 2016. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to Princeton Investment Advisors. The Proxy Voting Policies and Procedures of Princeton Investment Advisors are set out below. The guidelines will be reviewed periodically by Princeton Investment Advisors and our directors who are not “interested persons,” and, accordingly, are subject to change.

Introduction

As an investment advisor registered under the Advisers Act, Princeton Investment Advisors has a fiduciary duty to act solely in our best interests. As part of this duty, Princeton Investment Advisors recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

Princeton Investment Advisors’ policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

Princeton Investment Advisors votes proxies relating to our portfolio securities in what it perceives, at that time, to be the best interest of our stockholders. Princeton Investment Advisors reviews on a case-by-case basis each proposal submitted to a stockholder vote to assess the effect on the portfolio securities we hold. In most cases Princeton Investment Advisors will vote in favor of proposals that Princeton Investment Advisors believes are likely to increase the value of the portfolio securities and vote against proposals that may have a negative effect on our portfolio securities. Notwithstanding this, the foregoing does not restrict or limit Princeton Investment Advisors from voting as it determines to be appropriate.

Princeton Investment Advisors has established a proxy voting committee and adopted proxy voting guidelines and related procedures. The proxy voting committee establishes proxy voting guidelines and procedures, oversees the internal proxy voting process, and reviews proxy voting issues. To ensure that Princeton Investment Advisors’ vote is not the product of a conflict of interest, Princeton Investment Advisors requires that (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how Princeton Investment Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, Princeton Investment Advisors will disclose such conflicts to us, including our independent directors and may request guidance from us on how to vote such proxies.

Proxy Voting Records

You may obtain information about how Princeton Investment Advisors voted proxies by making a written request for proxy voting information to: Princeton Capital Corporation, Attention: Jennifer Tanguy, Investor Relations, One Riverway, Suite 2020, Houston, Texas 77056, or by calling us collect at (713) 595-1460.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our stockholders to employees of Princeton Investment Advisors and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Other

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and Princeton Investment Advisors will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit all “joint transactions” between, among other things, entities that share a common investment advisor. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the advisor negotiates no term other than price and certain other conditions are met.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any remedial actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance with that act.

Taxation as a Regulated Investment Company

As a business development company, we have elected and intend to qualify for the 2015 tax year to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we:

●	qualify as a RIC; and

●	satisfy the Annual Distribution Requirement;

we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our net ordinary income for each calendar year, (b) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (c) any income realized, but not distributed, in the preceding year and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a business development company under the 1940 Act at all times during each year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (which generally are partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships, or the Diversification Tests.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. If we are not able to obtain sufficient cash from other sources to satisfy the Annual Distribution Requirement, we may fail to maintain our qualification as a RIC and become subject to corporate-level U.S. federal income taxes on all of our taxable income without the benefit of the dividends-paid deduction.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy (i) the Annual Distribution Requirements and to otherwise eliminate our liability for U.S. federal income and excise taxes and/or (ii) the Diversification Tests. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See Item 1A. “Regulation as a Business Development Company-Senior Securities.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Test may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualifications as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (a) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (b) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (c) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (d) convert lower-taxed long term capital gain into higher-taxed short-term capital gain or ordinary income, (e) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (f) cause us to recognize income or gain without a corresponding receipt of cash, (g) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (h) adversely alter the characterization of certain complex financial transactions and (i) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such capital gain or loss generally will be long term or short term, depending on how long we held a particular warrant. Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. federal corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

If we are unable to qualify for treatment as a RIC, and if certain remedial provisions are not available, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such distributions, non-corporate stockholders would be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years (or shorter applicable period). The remainder of this discussion assumes that we will maintain our qualification as a RIC and will satisfy the Annual Distribution Requirement.

Item 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are the principal risks with respect to an investment in our securities generally and with respect to a business development company with investment objectives, investment policies, capital structures or trading markets similar to ours. However, they may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to our Business and Structure

Neither we nor Princeton Investment Advisors has ever operated as or advised a business development company or a RIC, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed as a Maryland corporation in July 2013 and have not maintained any business operations since our formation. As a result of our limited operating history, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

Princeton Investment Advisors has never managed a business development company. The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor Princeton Investment Advisors has any experience operating or advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We are dependent upon key personnel of Princeton Investment Advisors for our future success. If Princeton Investment Advisors were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

We will depend on the diligence, skill and network of business contacts of the investment professionals of Princeton Investment Advisors to achieve our investment objective. We expect that Princeton Investment Advisors’ investment team will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of our investment advisory agreement. We can offer no assurance, however, that Princeton Investment Advisors’ investment team will continue to provide investment advice to us.

Princeton Investment Advisors’ investment committee, which provides oversight over our investment activities, is provided to us by Princeton Investment Advisors under the investment advisory agreement. Princeton Investment Advisors’ investment committee consists of Alfred Jackson, Munish Sood and Cesar Baez. The loss of any member of Princeton Investment Advisors’ investment committee would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon strong referral relationships. Any inability of Princeton Investment Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon Princeton Investment Advisors to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups, financial institutions and other service providers, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Princeton Investment Advisors fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom Princeton Investment Advisors has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition, results of operations and cash flows will depend on our ability to manage our business effectively.

For the years ended December 31, 2014 and December 31, 2013, we had total operating expenses of $261,964 and $111,791, respectively. Consequently, we were required to sell shares of common stock of Neuralstem, one of our portfolio companies, to raise the cash necessary to pay ongoing expenses. We sold 95,000 shares of Neuralstem common stock in 2014 to finance our operating costs, which resulted in proceeds of approximately $368,137. During 2013 we sold 70,000 shares of Neuralstem common stock.

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on Princeton Investment Advisors ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon Princeton Investment Advisors execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Princeton Investment Advisors’ investment team will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of Princeton Investment Advisors may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest that could negatively affect our investment returns.

The members of Princeton Investment Advisors investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Princeton Investment Advisors. Similarly, Princeton Investment Advisors may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Princeton Investment Advisors is currently seeking to raise capital for a private credit fund that will have an investment strategy that is identical to our investment strategy.

We intend to co-invest with investment funds, accounts and investment vehicles managed by Princeton Investment Advisors where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Without an exemptive order from the SEC (as described below), we generally will only be permitted to co-invest with such investment funds, accounts and investment vehicles when the only term that is negotiated is price. If we invest alongside other investment funds, accounts and investment vehicles managed by Princeton Investment Advisors, we expect to make such investments consistent with Princeton Investment Advisors’ allocation policy, which generally requires that each co-investment opportunity be allocated between us and the other investment funds, accounts and investment vehicles managed by Princeton Investment Advisors pro rata based on each entity’s capital available for investment, as determined by Princeton Investment Advisors. We expect that available capital for our investments will be determined based on the amount of cash on-hand, liquidity available under our financing arrangements, including the borrowing capacity under any borrowing facility we enter into, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or as imposed by applicable laws, rules, regulations or interpretations. In situations where co-investment alongside other investment funds, accounts and investment vehicles managed by Princeton Investment Advisors, is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, Princeton Investment Advisors will need to decide whether we or such other entity or entities will proceed with the investment. Princeton Investment Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by Princeton Investment Advisors has previously invested.

The senior investment team and other investment professionals of Princeton Investment Advisors may, from time to time, possess material non-public information, limiting our investment discretion.

The senior investment team and other investment professionals of Princeton Investment Advisors, including members of Princeton Investment Advisors’ investment committee, may serve as directors of, or in a similar capacity with portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

The incentive fee structure we have with Princeton Investment Advisors may create incentives that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to Princeton Investment Advisors. We have entered into an investment advisory agreement with Princeton Investment Advisors that provides that these fees will be based on the value of our gross assets. As a result, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on the value of our gross assets, Princeton Investment Advisors will benefit when we incur debt or use leverage. This fee structure may encourage Princeton Investment Advisors to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders.

Our board of directors is charged with protecting our interests by monitoring how Princeton Investment Advisors addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each investment decision, borrowing or incurrence of leverage, our independent directors will periodically review Princeton Investment Advisors’ services and fees as well as its portfolio management decisions and performance of our portfolio. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, Princeton Investment Advisors may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

Our incentive fee may induce Princeton Investment Advisors to make speculative investments.

Princeton Investment Advisors will receive an incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee that is based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. Additionally, under the incentive fee structure, Princeton Investment Advisors may benefit when capital gains are recognized and, because Princeton Investment Advisors will determine when to sell a holding, Princeton Investment Advisors will control the timing of the recognition of such capital gains. As a result, our investment advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Most of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from Princeton Investment Advisors may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed quarterly by an independent valuation firm, the ultimate determination of fair value will be made by our board of directors, including our interested directors, and not by such third party valuation firm. In addition, Messrs. Jackson and Sood, each an interested member of our board of directors, has a direct pecuniary interest in Princeton Investment Advisors. The participation of Princeton Investment Advisors’ investment professionals in our valuation process, and the pecuniary interest in Princeton Investment Advisors by certain members of our board of directors, could result in a conflict of interest as Princeton Investment Advisors’ management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains net of realized and unrealized losses.

There are conflicts related to other arrangements with Princeton Investment Advisors.

We have entered into a license agreement with Princeton Investment Advisors under which Princeton Investment Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Capital.” See “Management Agreements — License Agreement.” In addition, we have entered into an administration agreement with PCC Administrator pursuant to which we are required to pay to PCC Administrator our allocable portion of overhead and other expenses incurred by PCC Administrator in performing its obligations under such administration agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and his staff. This will create conflicts of interest that our board of directors will monitor. For example, under the terms of the license agreement, we will be unable to preclude Princeton Investment Advisors from licensing or transferring the ownership of the “Princeton” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Princeton Investment Advisors or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Princeton” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

The time and resources that Princeton Investment Advisors devote to us may be diverted, and we may face additional competition due to the fact that Princeton Investment Advisors and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Princeton Investment Advisors and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, Princeton Investment Advisors is currently seeking to raise capital for a private credit fund that will have an investment strategy that is identical to our investment strategy. We and Princeton Investment Advisors intend to seek exemptive relief from the SEC that would establish a co-investment program with investment funds, accounts and investment vehicles managed by Princeton Investment Advisors; however, there can be no assurance if and when the SEC would grant such relief. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

Our incentive fee arrangements with Princeton Investment Advisors may vary from those of other investment funds, accounts or investment vehicles managed by Princeton Investment Advisors, which may create an incentive for Princeton Investment Advisors to devote time and resources to a higher fee-paying fund.

If Princeton Investment Advisors is paid a higher performance-based fee from any of its other funds, it may have an incentive to devote more research and development or other activities, and/or recommend the allocation of investment opportunities, to such higher fee-paying fund. For example, to the extent Princeton Investment Advisors’ incentive compensation is not subject to a hurdle or total return requirement with respect to another fund, it may have an incentive to devote time and resources to such other fund.

Princeton Investment Advisors’ liability is limited under the investment advisory agreement and we have agreed to indemnify Princeton Investment Advisors against certain liabilities, which may lead Princeton Investment Advisors to act in a riskier manner on our behalf than it would when acting for its own account.

Under the investment advisory agreement, Princeton Investment Advisors has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our board of directors by following or declining to follow Princeton Investment Advisors’ advice or recommendations. Under the investment advisory agreement, Princeton Investment Advisors, its officers, members and personnel, and any person controlling or controlled by Princeton Investment Advisors will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the investment advisory agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that Princeton Investment Advisors owes to us under the investment advisory agreement. In addition, as part of the investment advisory agreement, we have agreed to indemnify Princeton Investment Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the investment advisory agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the investment advisory agreement. These protections may lead Princeton Investment Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private fund managed by Princeton Investment Advisors or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside Princeton Investment Advisors’ investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Princeton Investment Advisors, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. We may also invest alongside Princeton Investment Advisors’ investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and Princeton Investment Advisors’ allocation policy. This allocation policy provides that allocations among us and investment funds, accounts and investment vehicles managed by Princeton Investment Advisors and its affiliates will generally be made pro rata based on capital available for investment, as determined, in our case, by our board of directors as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for investment funds, accounts and investment vehicles managed by Princeton Investment Advisors. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with investment funds, accounts and investment vehicles managed by Princeton Investment Advisors, prior to receiving exemptive relief, is not permitted or appropriate, such as when there is an opportunity to invest concurrently in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of Princeton Investment Advisors’ clients, subject to the limitations described in the preceding paragraph, Princeton Investment Advisors will need to decide which client will proceed with the investment. Princeton Investment Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by Princeton Investment Advisors has previously invested.

We and Princeton Investment Advisors may seek exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Princeton Investment Advisors (other than the CPP group funds) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by Princeton Investment Advisors (other than the CPP group funds) may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, if we make an application for exemptive relief, we will seek an exemptive order permitting us to invest with investment funds, accounts and investment vehicles managed by Princeton Investment Advisors (other than the CPP group funds) in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. We expect that such exemptive relief permitting co-investments, if granted, would not require review and approval of each co-investment by our independent directors. There can be no assurance if and when the SEC would grant such relief.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we plan to make. We will compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by Princeton Investment Advisors. Although Princeton Investment Advisors will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. See “Risk Factors — Risks Relating to Our Business and Structure — There are significant conflicts of interest that could negatively affect our investment returns,” “— Conflicts related to obligations Princeton Investment Advisors has to other clients.”

We will be subject to corporate-level income tax if we are unable to qualify or maintain our qualification as a RIC under Subchapter M of the Code.

To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. If we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

You may not receive distributions, or our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this prospectus. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable business development company, and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of original issue discount. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, and increases in loan balances as a result of contracted PIK arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Business – Taxation as a Regulated Investment Company.”

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees and incentive fees payable by us to Princeton Investment Advisors.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to Princeton Investment Advisors is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to Princeton Investment Advisors.

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a business development company to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below then current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

We may finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

We may finance our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we may borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Princeton Investment Advisors will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, Princeton Investment Advisors will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Princeton Investment Advisors.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than potential leverage in future SBIC subsidiaries, should we apply for and receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on Princeton Investment Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual results may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1) (net of expenses)
	(10.0%)	(5.0%)	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(13.7%)	(7.5%)	(1.2%)	5.0%	11.2%

(1) Assumes $76.0 million in total assets, $15.0 million in debt and an average cost of funds of 5.0%. Actual interest payments may be different.

In addition, the terms of the agreement for future borrowings may impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code.

We may default under or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the event we default under any future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because we may use debt to finance our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net investment income.

Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to Princeton Investment Advisors.

Provisions in any future borrowing facility may limit our discretion in operating our business.

Any future borrowing facility may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants in any borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make stockholder distributions.

In addition, under any future borrowing facility we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under any borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur (for example, as a result of a broadening of the current Euro zone credit crisis), it may be difficult for us to enter into a borrowing facility, obtain financing for growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a business development company, we are required to invest at least 70% of our total assets in “qualifying assets” as defined under the 1940 Act. See “Business – Regulation as a Business Development Company.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

Most of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

We expect that most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Financial Accounting Standards Board Accounting Standards Codification “Fair Value Measurements and Disclosures”, or ASC 820. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

We will adjust the valuation of our portfolio quarterly to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We will be required to disclose changes made in our internal control and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Our common stock is traded on the Over-the-Counter Bulletin Board “Pink Sheet” market, which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over the Counter Bulletin Board under the symbol (RONED) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTC Pink Sheet stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

New or modified laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies will be subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may shift our investment focus from the areas of expertise of Princeton Investment Advisors to other types of investments in which Princeton Investment Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

Pending legislation may allow us to incur additional leverage.

As a business development company under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives in the last Congress would have modified this section of the 1940 Act and increased the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in common stock may increase.

Our board of directors is authorized to reclassify any unissued shares of common stock into one or more series of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law and our charter, our board of directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes or series of stock, including preferred stock of one or more series. Prior to the issuance of shares of each class or series, the board of directors will be required by Maryland law and our charter to set the preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption for each such class or series. Thus, the board of directors could authorize the issuance of shares of a series of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or that otherwise might be in their best interest. The cost of any such reclassification and issuance would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors. We currently have no plans to issue preferred stock. The issuance of shares of preferred stock convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our board of directors. However, these provisions may deprive a stockholder of the opportunity to sell such stockholder’s shares at a premium to a potential aquiver. We believe that the benefits of these provisions out weight the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our board of directors has considered both the positive and negative effects of the foregoing provisions determined that they are in the best interests of our stockholders.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Princeton Investment Corporation or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms and authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter without stockholder approval to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our board of directors. However, these provisions may deprive a stockholder of the opportunity to sell such stockholder’s shares of a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our board of directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interests of our stockholders.

Princeton Investment Advisors can resign as our investment advisor or cause our administrator to resign upon 60 days’ notice and we may not be able to find suitable replacements within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Princeton Investment Advisors has the right under the investment advisory agreement to resign as our investment advisor at any time upon 60 days’ written notice, whether we have found a replacement or not. Similarly, PCC Administrator has the right under the administration agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If Princeton Investment Advisors was to resign, we may not be able to find a new investment advisor or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Princeton Investment Advisors. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of Princeton Investment Advisors. In addition, certain of these systems are provided to Princeton Investment Advisors by third party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Recent market conditions materially and adversely affected debt and equity capital markets in the United States and around the world. If these conditions recur, debt capital may not be available to us on favorable terms, or at all, which could negatively affect our financial performance and results.

From 2007 through 2009, the global capital markets experienced a period of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a decline of general economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular during that time. These conditions may recur (for example, as a result of a broadening of the current Euro zone credit crisis), in which case, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we expect to make investments, including those currently included in our initial portfolio, are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

Investments in leveraged companies involve a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

We may hold the loans and debt securities of leveraged companies that may, due to the significant operating volatility typical of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect that company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our investments in private and small and lower middle-market portfolio companies are risky, and we could lose all or part of our investment.

Investments in private and small and lower middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we will rely on the ability of Princeton Investment Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Small and lower middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and adverse market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Small and lower middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and investment advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

The lack of liquidity in our investments may adversely affect our business.

All of our assets may be invested in illiquid loans and securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Also, as noted above, we may be limited or prohibited in our ability to sell or otherwise exit certain positions in our initial portfolio as such a transaction could be considered a joint transaction prohibited by the 1940 Act.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

●	Available current market data, including relevant and applicable market trading and transaction comparables;

●	applicable market yields and multiples;

●	security covenants;

●	call protection provisions;

●	information rights;

●	the nature and realizable value of any collateral;

●	the portfolio company’s ability to make payments, earnings, discounted cash flows and the markets in which it does business;

●	comparisons of financial ratios of peer companies that are public;

●	comparable merger and acquisition transactions; and

●	the principal market and enterprise values.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a non-diversified investment company as defined under the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company as defined under the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

●	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by Princeton Investment Advisors’ allocation policy.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We will not hold controlling equity positions in any of the portfolio companies included in our portfolio and, although we may do so in the future, we do not currently intend to hold controlling equity positions in our portfolio companies (including those included in our portfolio). As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and ability to make stockholder distributions and result in a decline in the market price of our shares.

We will be subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, we intend to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to repay amounts owed to us prior to maturity. Additionally, prepayments could negatively impact our ability to make, or the amount of, distributions with respect to our common stock, which could result in a decline in the market price of our shares.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

●	the ability to cause the commencement of enforcement proceedings against the collateral;

●	the ability to control the conduct of such proceedings;

●	the approval of amendments to collateral documents;

●	releases of liens on the collateral; and

●	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

The disposition of our investments may result in contingent liabilities.

We currently expect that substantially all of our investments will involve loans and private securities. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

We may not realize gains from our equity investments.

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Risks Relating to our Common Stock.

Shares of closed-end investment companies, including business development companies, frequently trade at a discount from their net asset value.

Shares of closed-end investment companies, including business development companies, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. On March 6, 2015, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on March 13, 2016. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing out net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock.

Stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

Our share ownership is concentrated.

The Partnerships beneficially own approximately 95% of our outstanding common stock. As a result, Partnerships will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of the Partnerships may not always coincide with the interests of our other stockholders.

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

Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own any real estate or other physical properties materially important to our operation. Our headquarters are located at One Riverway, Suite 2020, Houston, Texas 77056. All locations are provided to us by PCC Administrator pursuant to the administration agreement. We believe that our office facilities are suitable and adequate for our business as we contemplate conducting it.

Item 3. LEGAL PROCEEDINGS

We and Princeton Investment Advisors are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the Over the Counter Pink Sheets under the symbol “RONE” where we expect it to remain in the foreseeable future. On April 20, 2015 our common stock will trade under the symbol “PIAC”. Broker-dealers often decline to trade in OTC Pink Sheet stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Quarter Ending	Quarterly High	Quarterly Low
Dec. 31, 2014	$0.44	$0.26
Sep. 30, 2014	$0.90	$0.06
Jun. 30, 2014	$0.15	$0.06
Mar. 31, 2014	$0.09	$0.05

Dec. 31, 2013	$0.06	$0.04
Sep. 30, 2013	$0.05	$0.04
Jun. 30, 2013	$0.11	$0.05
Mar. 31, 2013	$0.09	$0.05

Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company’s common stock will be sustained or grow in the future.

Holders of record

As of December 31, 2014, there were: 621 shareholders of our common stock; five (5) shareholders of our preferred stock.

The Company feels the actual number of common stock holders may be significantly higher as 2,386,067 shares of common stock are held in street name which reflected approximately 65.7% of the outstanding shares of common stock as of December 31, 2014.

Dividends

Our dividends, if any, are determined by our board of directors. We have elected and intend to qualify for the 2015 tax year to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To maintain our qualification for RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

In connection with the transactions with the Partnerships, we adopted an “opt out” dividend reinvestment plan (“DRIP”) for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities of Regal One in the fiscal years ended December 31st, 2014 or 2013.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan (“1995 Stock Plan”) on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. As of December 31, 2014, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled.

Item 6. SELECTED FINANCIAL DATA

Financial Position as of December 31:

	2014	2013	2012	2011	2010
Total assets	$493,272	$1,162,686	$467,401	$460,662	$1,521,219
Total liabilities	31,250	137,193	149,899	91,020	19,465
Net assets	$462,022	$1,025,493	$317,502	$369,642	$1,501,754
Net asset value per outstanding share	$0.127	$0.282	$0.087	$0.102	$0.413
Common shares outstanding	3,633,067	3,633,067	3,633,067	3,633,067	3,633,067

Operating Data for the last five fiscal years ended December 31:

	2014	2013	2012	2011	2010
Total investment income	$--	$--	$--	$--	$--
Total expenses	261,966	111,791	122,173	127,996	165,936
Payable settlement gain					63,484
Net investment loss	($261,966)	($111,791)	($122,173)	($127,996)	($102,452)
Stock dividends	-	-	-	$600	-

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

On July 14, 2014, Regal One announced a strategic business transaction in which it would, amongst other matters, (i) effect a reverse stock split of Regal One’s outstanding common stock at a ratio of 1-for-2 (the “Reverse Stock Split”), (ii) reincorporate from Florida to Maryland by merging with and into the Company, (iii) become an externally managed business development company and be managed by Princeton Investment Advisors, and (iv) purchase certain equity and debt investments of Partnerships, pursuant to that certain Asset Purchase Agreement dated as of July 14, 2014, as amended (the “Purchase Agreement”). The equity and debt investments acquired from the Partnerships and the Partnerships results of operations are not reflected in our financial statements and have not been included in our 2014 results of operations.

Financial Condition Overview

The Company’s total assets were $493,272 and its net assets were $462,022 at December 31, 2014, compared to $1,162,686 and $1,025,493 at December 31, 2013. In 2014 the Company had a net decrease in Net Assets resulting from operations of $563,471 including a $304,565 loss from investing activities offset by a loss of $261,964 in operating expense. The decrease was mainly attributable to the unrealized losses in our stock investment and warrants during 2014. Net investment loss (total operating expenses) increased by $150,173 compared to 2013.

During 2014 the Company realized a net gain of $349,657 on the sale of investment securities and also had an unrealized depreciation on its investment portfolio of $660,162. The Company sold 95,000 shares of portfolio stock at an investment cost of $4,077. The Company also booked an unrealized loss of $356,940 due to the change in the fair value of the stock warrants.

During 2014 the Company decreased liabilities by $105,944 which was primarily a result of a decrease in a note payable with a related party.

The Company’s unrealized appreciation (depreciation) on investments varies significantly from period to period as a result of the wide fluctuations in value of the Company’s portfolio securities. Our financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company’s help. These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have limited operating history.

The Company has incurred losses since its inception and, as a result, has an accumulated deficit of $7,905,171 at December 31, 2014. The net investment loss from operations was increased to $261,964 for the year ended December 31, 2014 compared to a net investment loss of $111,791 for the same period last year.

Result of Operations for the twelve month periods ending December 31, 2014 and 2013

Investment Income

We anticipate generating revenue in the form of capital gains or losses on equity securities that we acquire in portfolio companies and subsequently sell. Potentially, we also anticipate receiving dividend income on any common or preferred stock that we own should a dividend be declared. The Company did not have any investment income from operations during 2014 or 2013.

Net realized and unrealized gain (loss) on investments, net for the twelve months ended December 31, 2014 was a loss of $301,505 compared to a gain of $819,782 for the twelve months ended December 31, 2013. The significant loss during 2014 was primarily related to the decrease in the share price of Neuralstem, Inc.

Operating Expenses and Net Investment Income/ (Loss)

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

For the year ended December 31, 2014, Total Operating Expenses and Net Investment Gain (Loss) was ($563,469) compared to $707,991 for the year ended December 31, 2013. The increase in Net Investment Loss as compared to 2013 is primarily attributable to the decrease in the share price of Neuralstem, Inc. and related valuation of warrants. The 2014 operating expenses consisted primarily of professional services and consulting fees.

The Company has been selling securities in our investment portfolio to finance operations.

Liquidity and Capital Resources

At December 31, 2014, we had $493,272 in assets consisting of: $22,999 in cash and $470,273 in investments. Included in investments is $213 in liquid money market funds in our investment accounts.

For the twelve month period ended December 31, 2014, we satisfied our working capital needs from cash on hand at the beginning of the period and the net proceeds from the sale of marketable securities in the amount of $368,137. As of December 31, 2014, the Company’s net asset value (Equity) was $462,022 and we had cash of $22,999.

Historically, the Company has relied on the infusion of capital through capital share transactions and loans. We expect that our liquidity and capital resources will be derived from cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations will include investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We expect to these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the future growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. A proposal, approved by our stockholders at the Special Meeting, authorizes us to sell shares equal to up to 25% of our outstanding common stock of our common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on the March 13, 2016. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value. Additionally, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%.

Significant Accounting Estimates and Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our financial statements in addition to those discussed below.

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

Valuation of Portfolio Investments

At December 31, 2014, the Company owned 115,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $312,800 based on the closing market price of the stock. 95,000 shares were sold in 2014 to finance Company operations. These shares are not restricted and are freely tradable.

The Company also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. The warrants expire in September 2015. There is currently no market for these Neuralstem stock options. The price of the publicly traded common stock is used as a significant input in the valuation process.

Using a Black-Scholes Option Pricing model, a $156,060 value has been assigned to this warrant as of December 31, 2014 including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. The Company recorded a $356,940 unrealized loss on the stock option investment in 2014 due to the decrease in the fair value as determined by the Black-Scholes model.

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

Net Operating Loss Availability

Regal One had approximately $856,000 of net operating losses available to offset future tax obligations. Management deemed it more likely than not that the utilization of those loss carryforwards would not be realized due to historical losses and future uncertainty. As a result of the March 13, 2015 transaction, these net operating loss carryforwards have only limited availability. The maximum annual availability is approximately $50,000 until the expiration of these losses during 2019 through 2035.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain high elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices of similar investments).

Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein. For a further discussion of the risk associated with the Company, please refer to the section of this annual report entitled “Risk Factors”.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Regal One Corporation

St. Paul, Minnesota

We have audited the accompanying balance sheets, including the schedule of investments, of Regal One Corporation (a Florida Corporation) as of December 31, 2014 and 2013, and the related statements of changes in net assets, operations, cash flows, and financial highlights for the years ended December 31, 2014 and 2013. Regal One Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2014 and 2013, and the results of its operations, its cash flows, and its financial highlights for each of the years in the two year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP

Boulay PLLP

Minneapolis, Minnesota

April 15, 2015

REGAL ONE CORPORATION
BALANCE SHEETS

	As of December 31,
	2014	2013
ASSETS
Assets:
Investments:
Investments in non-affiliated companies	$470,273	$958,040
Investments in non-affiliated companies (Pledged to secure note payable - officer)	-	181,875
Total investments	470,273	1,139,915
Cash	22,999	22,771
TOTAL ASSETS	$493,272	$1,162,686
LIABILITIES
Accounts payable and accrued liabilities	$12,150	$15,800
Accounts payable - related party	18,500	106,850
Note payable - officer	-	13,000
Accrued interest-notes payable - officer	-	943
Dividends payable	600	600
Total liabilities	31,250	137,193
NET ASSETS
Net Assets are comprised of:
Preferred stock, no par value
Series A - 50,000 shares authorized, none issued or outstanding	-	-
Series B - 500,000 shares authorized 100,000 issued and outstanding at December 31, 2014 and 2013	500	500
Common stock, par value $0.001, 50,000,000 shares authorized; 3,633,067 shares issued and outstanding at December 31, 2014 and 2013	8,184,567	8,184,567
Additional paid-in capital	192,126	192,126
Losses and distributions in excess of earnings	(8,329,095)	(8,416,787)
Cumulative unrealized appreciation on investments	413,924	1,065,087
Total net assets	462,022	1,025,493
TOTAL LIABILITIES AND NET ASSETS	$493,727	$1,162,686
Net asset value per outstanding share of common stock	$0.127	$0.282

The accompanying notes are an integral part of these financial statements.

REGAL ONE CORPORATION
SCHEDULE OF INVESTMENTS
December 31, 2014

Equity Investments:

Portfolio Company	Description of Business	Carrying Cost of Investment		Fair Market Value	Percent Ownership	Affiliation
Neuralstem,Inc.(CUR)	Biomedical company	$4,936	(1)	$312,800	1.0%	No
Neuralstem Warrant	Biomedical company	50,000	(2)	156,060	0.0%	No
LMP Money Market Trust	Money Market Fund	213	(3)	213	0.0%	No
Rampart Detection Systems	Manufacturing	1,200	(4)	1,200	0.1%	No
Princeton Capital Corp		--	(5)	--	100.0%	Yes
Total Investments		$56,349		$470,273

(1) As of December 31, 2014, there were 115,000 Neuralstem shares held reported on a fair value basis valued at the closing market price of $2.72 in fair market value applied. 95,000 shares were sold during 2014.

(2) Regal also has a ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is above the present fair market value of Neuralstem shares. As of December 31, 2014 using a Black-Scholes Option Pricing Model, a $156,060 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no market for Neuralstem warrants carried as an investment.

To calculate the December 31, 2014 value of the Neuralstem warrant management used the following factors in a Black-Scholes Option Pricing Model:

Number of shares in warrant:	1,000,000
Date option was issued:	9/15/2005
Remaining term of option in years:	.71
Neuralstem Common Stock closing price on 12/31/2014	$2.72
Annual volatility:	70.996%
Discount Rate based on 1 year Treasury Bills rates on 12/31/14	0.20%
Management estimated discount applied to fair market value:	10.0%

(3) The Company had $213 in an investment money market fund at 12/31/2014.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

(5) As of December 31, 2014, Princeton Capital Corp had no assets or liabilities. This subsidiary was created in July 2014 in contemplation of the transaction further described in Notes 1 and 9 that was completed on March 13, 2015.

The accompanying notes are an integral part of these financial statements.

REGAL ONE CORPORATION
SCHEDULE OF INVESTMENTS
December 31, 2013

Equity Investments:

Portfolio Company	Description of Business	Carrying Cost Investment	Fair Market Value	Percent Ownership	Affiliation
Neuralstem,Inc.(CUR)	Biomedical company	$ 9,013 (1)	$611,100	1.0%	No
Neuralstem Warrant	Biomedical company	50,000 (2)	513,000	0.0%	No
LMP Money Market Trust	Money Market Fund	14,615 (3)	14,615	0.0%	No
Rampart Detection Systems	Manufacturing	1,200 (4)	1,200	0.1%	No
Total Investments		$74,828	$1,139,915

(1) As of December 31, 2013, there were 210,000 Neuralstem shares held reported on a fair value basis valued at the closing market price of $ 2.91 in fair market value applied. 70,000 shares were sold during 2013. 62,500 shares have been pledged as collateral to secure a note payable - officer.

(2) Regal also has a ten year Neuralstem warrant to purchase 1,000,000 common stock shares at an exercise price of $5.00 per share which is above the present fair market value of Neuralstem shares. As of December 31, 2013 using a Black-Scholes Option Pricing Model, a $513,000 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no market for Neuralstem varrants carried as an investment.

To calculate the December 31, 2013 value of the Neuralstem warrant management used the following factors in a Black-Scholes Option Pricing Model:

Number of shares in warrant:	1,000,000
Date option was issued:	9/15/2005
Remaining term of option in years:	1.7
Neuralstem Common Stock closing price on 12/31/2014	$2.91
Annual volatility:	69.210%
Discount Rate based on Daily Treasury Bills long term rates on 12/31/13	1.31%
Management estimated discount applied to fair market value:	10.0%

(3) The Company had $14,615 in an investment money market fund at 12/31/2013.

(4) Regal purchased common stock valued at $1,200 as an investment in Rampart Detection Systems Ltd.

The accompanying notes are an integral part of these financial statements.

REGAL ONE CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
OPERATIONS:
Net investment loss	$(261,966)	$(111,791)
Net realized gain on investments	349,657	115,054
Net change in unrealized appreciation (depreciation) of stock investments	(294,222)	310,528
Unrealized appreciation (depreciation) of warrant investment	(356,940)	394,200
Net increase (decrease) in net assets resulting from operations	(563,471)	707,991
SHAREHOLDER ACTIVITY: Declared dividend	--	--
NET INCREASE (DECREASE) IN NET ASSETS	(563,471)	707,991
NET ASSETS:
Beginning of period	1,025,493	317,502
End of period	462,022	1,025,493
Average net assets	743,759	671,498
TOTAL NET ASSET VALUE RETURN	(75.8%)	105.4%
Ratio to average net assets:
Net investment loss	(35.2%)	(16.6%)

The accompanying notes are an integral part of these financial statements.

REGAL ONE CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Investment income	$--	$--
Operating expenses:
Professional services	162,610	22,400
Accounting fees- related party	74,900	56,400
Interest expense	250	2,736
Other selling, general and administrative expenses	24,206	30,255
Total operating expenses	261,966	111,791
Net investment loss	(261,966)	(111,791)
Realized and unrealized gain (loss) on investments
Net realized gain on portfolio investments	349,657	115,054
Net change in unrealized appreciation (depreciation) of stock investments	(294,222)	310,528
Net unrealized appreciation (depreciation) in warrant investment	(356,940)	394,200
Net realized and unrealized gain (loss) on investments	(301,505)	819,782
Net increase (decrease) in net assets Resulting from operations	$(563,471)	$707,991
Per share information:
Weighted average common shares outstanding
Basic	3,633,067	3,633,067
Diluted (1)	13,633,067	13,633,067
Net investment loss per share:
Basic and diluted	$(0.072)	$(0.031)
Net increase (decrease) in net assets resulting from operations per share:
Basic	$(0.155)	$0.195
Diluted	$(0.155)	$0.052

(1) Includes Series B Preferred Shares convertible at 100 for 1.

The accompanying notes are an integral part of these financial statements.

REGAL ONE CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$(563,471)	$707,991
Adjustments to reconcile net increase (decrease) in net assets from operating activities:
Realized gain on sale of marketable securities	(349,657)	(115,054)
Proceeds from sale of investments	368,137	105,437
Net change in unrealized (appreciation) depreciation of stock investments	294,222	(310,526)
Unrealized (increase) decrease in fair value of investment in warrants	356,940	(394,200)
Changes in operating assets and liabilities:
Prepaid expense	-	22,708
Accounts payable and accrued liabilities	(4,593)	(12,240)
Accounts payable - Related Party	(88,350)	33,900
Net cash provided by operating activities	13,228	38,016
Cash Flows from financing activities:
Increase (decrease) in officer loans and interest payable	(13,000)	(34,366)
Net cash used in financing activities	(13,000)	(34,366)
Net change in cash	228	3,650
Cash at beginning of period	22,771	19,121
Cash at end of period	$22,999	$22,771
Cash paid for interest	$1,193	$2,842

The accompanying notes are an integral part of these financial statements.

REGAL ONE CORPORATION
STATEMENTS OF FINANCIAL HIGHLIGHTS

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Per Common Share Unit Operating Performance
OPERATIONS:
Net investment loss from operations	$(0.072)	$(0.031)	$(0.034)	$(0.34)	$(0.046)
Net realized gain on portfolio securities	0.096	0.032	0.021	0.009	0.018
Net change in unrealized appreciation (depreciation) of stock investments	(0.081)	0.085	(0.008)	0.123	0.019
Net unrealized appreciation (depreciation) of option investments	(0.098)	0.109	(0.006)	0.163	(0.046)
Gain on Legal Expense settlement	--	--	--	--	0.017
Net increase (decrease) in net assets from operations	(0.155)	0.195	(0.014)	0.311	(0.037)
SHAREHOLDER ACTIVITY
Declared dividend	--	--	--	--	--
NET INCREASE (DECREASE) IN NET ASSETS	$(0.155)	$0.195	$(0.014)	$0.311	$(0.037)
NET ASSET VALUE, BEGINNING OF PERIOD	0.282	0.087	$0.102	0.413	0.450
NET ASSET VALUE, END OF PERIOD	0.127	0.282	0.087	0.102	0.413
TOTAL NET ASSET VALUE RETURN (LOSS)	(75.8%)	105.4%	(15.2%)	121.0%	(8.5%)

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Regal One Corporation (the “Company” or “Regal One”), has been located in Scottsdale, Arizona, is a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc. Since inception we have been involved in a number of industries. In 1998 we changed our name to Regal One Corporation.

On March 7, 2005, our board of directors determined it was in our shareholders’ best interest to change the focus of the company’s operation to providing financial consulting services through our network of advisors and professionals, and to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. On September 16, 2005, we filed a Form N54A (Notification of Election by Business Development Companies), with the Securities and Exchange Commission, which transforms the Company into a Business Development Company (BDC) in accordance with sections 55 through 65 of the Investment Company Act of 1940. The Company has reported as an operating BDC since March 31, 2006.

On July 14, 2014, Regal One, Princeton Capital Corporation, a Maryland corporation and wholly-owned subsidiary of Regal One (“Princeton Capital”), Capital Point Partners, LP, a Delaware limited partnership (“CPP”), and Capital Point Partners II, LP, a Delaware limited partnership (“CPPII” and, together with CPP, the “Partnerships”), entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Regal One would acquire certain equity and debt investments of the Partnerships in exchange for shares of common stock of Regal One. In addition to the customary conditions to closing the transactions contemplated by the Purchase Agreement, Regal One was required to (i) to effect a reverse stock split of Regal One’s outstanding common stock at a ratio of 1-for-2 (the “Reverse Stock Split”), (ii) reincorporate from Florida to Maryland by merging into Princeton Capital (the “Reincorporation”) and (iii) become an externally managed business development company by entering into an external investment advisory agreement with Princeton Investment Advisors, LLC, a Delaware Limited Liability Company (“Princeton Advisors”).

On March 13, 2015, following the reverse stock split and the Reincorporation, we completed our previously announced acquisition of the equity and debt investments of the Partnerships with an aggregate value of approximately $60.1 million and issued approximately 115.5 million shares of our common stock to the Partnerships. We also entered into the investment advisory agreement with Princeton Investment Advisors. The equity and debt investments acquired from the Partnerships and the Partnerships results of operations are not reflected in our financial statements and have not been included in our 2014 results of operations.

Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates and assumptions in accounting for the following significant matters, among others: the valuation of portfolio investments, the valuation of deferred tax assets and the assumptions used as part of the going concern analysis. It is at least reasonably possible that these estimates will change in the future. Actual amounts may differ from these estimates, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of any such revisions are reflected in the period in which the revision is made.

Valuation of Portfolio Investments

Investments are reported on the balance sheet at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair market value. Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company’s investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained. The Company uses the Black-Scholes pricing model to determine the fair value of the Company’s warrant investments.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. The Company has no control investments or affiliated investments as defined under the 1940 Act.

Cash and cash equivalents

Cash consists of bank account balances and may include instruments with maturities of three months or less at the time of purchase and cash equivalent balances on deposit with investment brokerage firms. Currently we classified the money market funds on deposit in our investment brokerage account as part of our investments.

Net Increase (Decrease) in Net Assets from Operations per Share

Basic net decrease in net assets from operations per share is computed by dividing the net decrease in net assets from operations amount adjusted for cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options and from the assumed conversion of the Series B Convertible Preferred Stock. Diluted net decrease in net assets from operations per share is computed by dividing the net decrease in net assets from operations amount adjusted for cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For the period ending December 31, 2014 the above potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

Income Taxes

The Company has not elected to be a regulated investment company for the 2014 tax year under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis. Income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Management has established a valuation allowance to reduce deferred tax assets to the amounts expected to be realized in future years. For years before 2011, the Company is no longer subject to U.S. Federal income tax examinations.

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

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets measured at fair value on a recurring basis at December 31, 2014:

Equity Investments:	Level of Investment	Carrying Cost of Investment	Fair Market Value
Neuralstem, Inc. (CUR)	Level 1	$4,936	$312,800
LMP Money Market Trust Fund	Level 1	213	213
Rampart Detection Systems	Level 3	1,200	1,200
Princeton Capital Corp	Level 3	--	--
Neuralstem Warrant	Level 3	50,000	156,060
Total Investments		$56,349	$470,273

Assets measured at fair value on a recurring basis at December 31, 2013:

Equity Investments:	Level of Investment	Carrying Cost of Investment	Fair Market Value
Neuralstem, Inc.(CUR)	Level 1	$9,013	$611,100
LMP Money Market Trust Fund	Level 1	14,615	14,615
Rampart Detection Systems	Level 3	1,200	1,200
Neuralstem Warrant	Level 3	50,000	513,000
Total investments		$74,828	$1,139,915

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

Balance as of December 31, 2012	$120,000
Net change in unrealized appreciation of warrants in 2013	394,200
Balance as of December 31, 2013	$514,200
Net change in unrealized appreciation of warrants in 2014	(356,940)
Balance as of December 31, 2014	$157,260

The table below presents the inputs used to value the Company’s Level 3 financial instruments as of December 31, 2014 using the Black-Scholes Option Pricing Model:

Warrants:	Expected term Risk free rate	.71 years 0.20%
	Annual volatility	70.996%
	Fair value of stock	$2.72 per share
	Dividend rate	0%
	Liquidity discount	10%

Of the inputs noted above, the liquidity discount is an unobservable input.

NOTE 3 – EQUITY TRANSACTIONS

Common Stock

The Company has 50,000,000 shares of common stock, par value $.001, authorized with 3,633,067 issued and outstanding shares. If all outstanding preferred stock were converted the outstanding shares would increase to 13,633,067.

Preferred Stock

The Company’s Certificate of Incorporation allows for segregating the preferred stock into separate series. As of December 31, 2014, the Company had authorized 50,000,000 shares of total preferred stock; 50,000 shares of Series A preferred stock with no shares outstanding; 500,000 shares of Series B convertible preferred stock were authorized and 100,000 shares of Series B preferred stock were outstanding.

Holders of Series A preferred stock shall be entitled to voting rights equivalent to 1,000 shares of common stock for each share of preferred. The Series A preferred stock has certain dividend and liquidation preferences over common stockholders.

Holders of Series B preferred stock shall be entitled to voting rights equivalent to 100 shares of common stock for each share of preferred. For the years ended December 31, 2014, and 2013, no dividends have been declared on the Series A or Series B convertible preferred stock.

NOTE 4 – INVESTMENTS – NEURALSTEM, INC.

At December 31, 2014, the Company owned 115,000 common shares of Neuralstem, Inc. held as an investment. These shares had a valuation of $312,800 based on the closing market price of the stock. 95,000 shares were sold in 2014 at a realized gain of approximately $350,000 to finance Company operations. Regal recorded an unrealized loss of $294,222 in 2014 due to a decrease in the price of Neuralstem shares.

Regal One also has one ten year warrant for 1,000,000 common shares of Neuralstem at an exercise price of $5 per share which is significantly above the present fair market value of Neuralstem shares. There is currently no market for these Neuralstem stock Options. The price of the underlying publicly traded common stock is used as a significant input in the valuation process.

As of December 31, 2014, using a Black-Scholes Option Pricing model, a $156,060 value was assigned to this warrant including a 10% discount assigned by management due to low trading volume of Neuralstem common stock. Regal recorded a $356,940 unrealized loss on the investment in 2014 due to a decrease in the fair value as determined by the Black-Scholes model.

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

NOTE 5 – INCOME TAXES

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

At December 31, 2014 and 2013, the Company had a federal operating loss carry forward of $2,517,443 and $2,605,435 respectively. Under IRC Section 172(b) (3), the taxpayer elects to relinquish the entire two year carryback period with respect to any regular tax and AMT net operating loss incurred during the current tax year. Regal became a BDC in June 2005. The deferred tax assets related to the taxable operating loss expire in the periods between 2019 and 2030.

The provision for income taxes consisted of the following components for the years ended December 31, 2014 and 2013:

	2014	2013
Current:	$--	$--
Federal	$--	$--
State-	$--	$--
Deferred:	$--	$--

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

Deferred tax assets:	2014	2013
Net operating loss carry forward	$856,000	$886,000
Cumulative unrealized gain on investments	(166,000)	(426,000)
Total deferred tax asset	690,000	460,000
Less: Valuation allowance	(690,000)	(460,000)
Net deferred tax assets	$--	$--

FASB authoritative guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $690,000 and $460,000, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. In assessing the recovery of the deferred tax assets, management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014 and 2013. Net Deferred Tax Assets are not presented on our Balance Sheets.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2014	2013
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(8.8)%	(8.8)%
Increase in valuation allowance	42.8%	42.8%
Effective tax rate	0%	0%

NOTE 6 – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2014 Bernard L. Brodkorb who is a Director of Regal received $74,900 in fee compensation for providing accounting and financial reporting services, of which $56,400 was paid during the year, not related to his duties as a Director of Regal One Corporation and no compensation for his Director duties. In 2013 he received $56,400 for these services and no compensation for being a Director.

As of the year ended December 31, 2014, Bernard L. Brodkorb has a balance owed in accounts payable of $18,500 for services rendered. There was $106,850 owed in accounts payable due to Bernard L. Brodkorb for services rendered as of December 31, 2013. Dieterich and Associates was owed $8,105 and $10,668 as of December 31, 2014 and 2013, respectively. The Company had a note payable to Charles J. Newman, its Chief Executive Officer, which was repaid in full in May 2014.

NOTE 7 – LEGAL PROCEEDINGS

As of the date of this report and subsequent events, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no other material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 8 – QUARTERLY FINANCIAL DATA (UNAUDITED)

For the year ended December 31, 2014

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$--	$--	$--	$--
Net investment gain(loss)	(30,351)	(40,251)	(139,374)	(51,988)
Net increase (decrease) in net assets from operations	$755,193	$(166,199)	$(766,354)	$(386,111)
Net increase (decrease) in net assets from operations per common share
Basic	0.2079	(0.0457)	(0.2109)	(0.1063)
Diluted	0.0554	(0.0457)	(0.2109)	(0.1063)

For the year ended December 31,2013

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$--	$--	$--	$--
Net investment gain(loss)	(29,556)	(28,451)	(30,277)	(23,498)
Net increase (decrease) in net assets from operations	$(47,719)	$115,853	$613,176	$26,681
Net increase (decrease) in net assets from operations per common share
Basic	(0.0131)	0.0319	0.1688	0.0073
Diluted	(0.0131)	0.0085	0.0450	0.0020

NOTE 9 – SUBSEQUENT EVENTS

On March 13, 2015, Princeton Capital, as successor to Regal One, acquired certain equity and debt investments with an aggregate value of approximately $60.1 million from the Partnerships and issued approximately 115.5 million shares of Princeton Capital common stock to the Partnerships. Legal fees incurred in 2015 related to this acquisition totaled $864,161. Additionally, Princeton Capital and Princeton Advisors entered into an investment advisory agreement whereby Princeton Advisors will provide investment advisory services to Princeton Capital.

The above transaction will be accounted for as a reverse acquisition under which, for accounting purposes, the Company would be considered the acquiree and CPP would be considered the acquirer. Accordingly, CPP’s historical financial statements would be treated as the financial statements of the surviving corporation.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) of the Company. Based on this evaluation, the Chief Executive Officer has concluded that disclosure controls and procedures in place at the Company are not effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

(b)	Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Company’s management, including our Chief Executive Officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (“COSO-Framework”). Based on the results of this evaluation under the COSO Framework, management has concluded that its internal control over financial reporting had a material weakness due to the following reason.

The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override. Specifically, there is a lack of segregation of duties as there is only one officer/employee overseeing the finance department.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules for non-accelerated filers by the Securities and Exchange Commission permitting the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Subsequent to year end a change in our internal controls over financial reporting occurred related to the transaction on March 13, 2015. The Company is now externally managed by Princeton Investment Advisors and has separate individuals acting as the Chief Executive Officer, Chief Financial Officer and Chief Compliance Officer of the Company. Multiple individuals will oversee the financial reporting of the company and allow for a greater segregation of duties.

Item 9B. OTHER INFORMATION

Compensatory Arrangements of Certain Officers

No stock options were issued or stock grants granted during fiscal year 2014. Regal’s Chief Executive Officer did not receive any salary or other compensation other than direct expense reimbursements.

Departure of Directors or Certain Officers

As of November 10, 2014 the Company accepted the resignation of Christopher Dieterich as a director. There were no disagreements with the company, as he resigned to allow for the election of uninterested directors to complete a properly constituted board for regulatory purposes. Dr. Malcolm Currie has also resigned.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2014.

Name	Age	Position	Position Held Since
Charles J. Newman	69	Chairman of the Board, CEO, CFO, Secretary, Treasurer, and Director	2008
Bernard L. Brodkorb	73	Director	2009
Robert M. Terry	84	Director	2014
Stephen E. Boynton	68	Director	2014
James D. Olchefski	66	Director	2014

CHARLES J. NEWMAN served Regal One in various capacities from June 16, 2008. Mr. Newman is a private investor with corporate management experience. From 1982 to the present, Mr. Newman has been serving as Chief Executive Officer of NCJ Corporation from 1985 to the present. Mr. Newman has been serving as the Chief Executive Officer of Mid America Venture Capital Fund, Inc. Mr. Newman has been serving since 1988 as the Chief Financial Officer of Lincoln Loan and Finance Corporation, National Acceptance Corporation and Ambassador Finance Co., Inc. and Director of Mid America Capital Corp. Since 1992 Mr. Newman has served as the President and Director of the Max and Gertrude Newman - Charles and Phyllis Newman Foundation, a 501(C)(3) charitable foundation. From 2000 to the present, Mr. Newman has served as Vice-President and Director of Doubletree Capital Partners, LLC. He is also a Director of North Central Capital Corporation.

BERNARD L. BRODKORB served as a director of Regal One since 2009. Mr. Brodkorb served on the Board of directors of ISA Internationale, Inc. (ISAT), a public company, from October 1997 to July 2000 and has been Chairman of the Board of Directors, President, Chief Executive Officer, and Chief Financial Officer of ISAT from February 2001 to present. Mr. Brodkorb is a practicing licensed Certified Public Accountant (CPA) within the State of Minnesota for many years, and has extensive experience in financial and accounting matters relating to both private and public companies, including auditing, financial consulting, and advising on corporate taxation. He is a member of the Minnesota Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

ROBERT M. TERRY, 84, served as a director of Regal One since 2014. He has no previous ties to the Company. He is currently retired and has been such for the preceding five year period. He has over 50 years of finance, engineering, development and construction experience. He has held the position of CEO of several private entities and is listed in Who’s Who in American Business, Who’s Who in Aviation and is a member of the President’s Council of the American Institute of Management as well as several other professional organizations. Mr. Terry received his engineering degree from New York University, School of Engineering, with graduate studies at Columbia University. Mr. Terry is an independent and non-interested director.

STEVEN E. BOYNTON, 68, served a director of Regal One since 2014. He has no previous ties to the Company. He is an independent director of ISA Internationale, a reporting company, and has held that position since November 2011 to present. Mr. Boynton is a practicing attorney in the State of Minnesota. He has extensive executive experience in the collection, legal and financial services industries. Mr. Boynton has not served on the Regal One board of directors and has no shareholdings or other ties to the company. Mr. Boynton is an independent and non-interested director.

JAMES D. OLCHEFSKI, 66, served as a director of Regal One since 2014. He has ties to the Company. He is an independent sales person dealing in office equipment and related check writing, check printing devices for over 40 years. He owns his own company called Paymaster Sales & Service-Checkwriters located in Hudson, Wisconsin. He has had extensive experience in various other financial services industries, during the preceding 40 years. Mr. Olchefski is an independent and non-interested person as defined in the 1940 Act.

In connection with the acquisition of the debt and equity investments of the Partnerships all of the above directors resigned. At the Special Meeting stockholders elected a new board of directors to serve following the closing of the transactions contemplated by the Purchase Agreement. Our board of directors is divided into three classes of directors serving staggered three-year terms.

The following table sets forth the name, age and position of each of director elected at the Special Meeting.

Name	Age	Position	Term Expires
Interested Directors
Munish Sood	41	Chief Executive Officer, President and Director	2016
Alfred Jackson	58	Chairman and Director	2015
Independent Directors
Thomas Jones, Jr.	59	Director	2017
Trennis L. Jones	63	Director	2016
Martin Tuchman	73	Director	2015

There are no family relationships between any of our executive officers and directors.

Biographical Information

Interested Directors

Alfred Jackson, 58, will serve as the Chairman of our board of directors. Mr. Jackson is also a partner of Princeton Advisors and is responsible for sourcing investment opportunities, investor relations, capital raising and overall firm strategy. Prior to founding Capital Point, Mr. Jackson had over 22 years of investment experience with institutional asset management firms. Mr. Jackson is the founder of the Inroads Group Ltd., an investment firm that includes several asset classes and is the majority owner of the CPP group. He also spent 17 years as a principal with Davis Hamilton Jackson and Associates (“DHJA”), an institutional asset management firm with $4 billion under management, investing in public debt and equity securities. Prior to DHJA, Mr. Jackson was Vice President of the Institutional Fixed Income Division of Capital Municipal Securities. Mr. Jackson is a past or current Board of Directors Member of the University of Texas Exes Investment Committee, Houston Children’s Museum, and is currently President of the Bakari Scholarship Fund. He is also a former Board of Directors Member of the University of Texas Health Science Center and a Trustee of the Houston Municipal Pension System. Mr. Jackson received his B.A. from The University of Texas at Austin.

Munish Sood, 41, will serve as the Company’s Chief Executive Officer. He is also a partner of Princeton Advisors and is responsible for sourcing, analyzing, structuring, and closing new investment opportunities as well as managing portfolio investments. Mr. Sood is founder and Chief Investment Officer of Princeton Advisory Group, Inc. since November 2002. Mr. Sood is a founder and Chairman of First Choice Bank, since 2007. Mr. Sood is also founder of Cross Point Capital, LLC, a registered broker dealer in the U.S. which specializes in trading securities and raising capital for institutional clients. Prior to forming Princeton Advisory Group, Inc., Mr. Sood co-founded BoTree Investments, LLC, in 2001 where he was the Chief Investment Officer. Mr. Sood was responsible for managing and investing in structured products and overseeing all investment activity in Botree Asset Management, LLC. Prior to Botree, Mr. Sood was the Senior Portfolio Manager at Global Value Investors, Inc. from January 1999 to April 2001. Prior to Global Value Investors, Inc., Mr. Sood was a Senior Analyst/Trader at Penn Capital Management, Inc. From 1996 to 1998 he was an associate at Bankers Trust focusing on fixed income arbitrage. He holds a Chartered Financial Analyst designation and is a member of the Investment Analyst Society of New York and the CFA Institute. Mr. Sood received a Bachelor of Science in Finance & Accounting from Rider University.

Independent Directors

Thomas Jones Jr., 59, is a founder of and partner in McConnell Jones Lanier & Murphy LLP (“MJLM”), an accounting and consulting firm based in Houston, Texas, where he supervises a staff of approximately 200 professional and administrative support staff. Mr. Jones has over 35 years of experience in accounting, tax, treasury management, banking, and investment management services. He is also the sole manager of each of TKNET, LLC and Huntjon LLC, two real estate development companies. Mr. Jones serves on the board of directors of Spirit of Texas Bank, where he is a member of the senior loan committee and the compensation committee and serves as chairman of the bank’s audit committee. He was a founding board member of Royal Oaks Bank where he also serves on the senior loan committee and chairman of its audit committee. Prior to founding MJLM, Mr. Jones served as manager of the treasury management division of Chase Bank of Texas where he developed and marketed treasury and risk strategies and products to Fortune 500 and mid-sized companies. Mr. Jones holds both a Series 24 and Series 7 securities license through Homer Townsend and Kent, Inc., a registered investment advisory firm and broker/dealer and wholly-owned subsidiary of Penn Mutual Insurance Company. He is a past president of Dominion Community Development Corporation and a current board member of Florida A&M University Foundation, Inc. and the Greater Houston Convention and Visitors Bureau. Mr. Jones received his B.S. in Accounting from Florida A&M University.

Trennis L. Jones, 63, has over 16 years of executive experience, including 8 years in key positions at companies in the financial services industry. From February 1999 to January 2002 Mr. Jones was a principal with Barclays Global Investors. From February 2002 to February 2007 he was with VALIC, formerly AIG Valic, where he was Senior Vice President/National Managing Director for the Higher Education of VALIC. Since March 2007 Mr. Jones has been Chief Administrative Officer and Chief Compliance Officer of Seton Family of Hospitals where he is responsible for risk management and corporate compliance amongst other areas. Mr. Jones was also on the Seton Board of Trustees from August 1998 until assuming his current position. Mr. Jones holds a B.S. in Government from Lamar University and a Masters in Business Administration from the University of Texas.

Martin Tuchman, 73, is Chief Executive Officer of the Tuchman Group, which overseas holdings in real estate, banking and international shipping, and has headed Kingstone Capital V, a private investment group, since 2007. From November 2011 to the present, Mr. Tuchman has served on the Board of Directors for Horizon Lines, Inc. From March 2011 until April 2013, Mr. Tuchman served on the Board of Directors for Sea Cube Container Leasing Ltd. Since December 2008, Mr. Tuchman has served as the Vice Chairman of the First Choice Bank in Lawrenceville, N.J. In 1968, after helping develop the current standard for intermodal containers and chassis in connection with the American National Standards Institute, Mr. Tuchman co-founded lnterpool, Inc., a leading container leasing business, which was sold to funds affiliated with Fortress Investment Group LLC, in 2007. In 1987, Mr. Tuchman formed Trac Lease, a chassis leasing company which was subsequently merged into lnterpool, Inc. Mr. Tuchman holds a Bachelor of Science degree in Mechanical Engineering from the New Jersey Institute of Technology and an M.B.A. from Seton Hall University.

BOARD AND COMMITTEE MEETINGS

During the Company’s fiscal year ending December 31, 2014, the Board of Directors held a total of two meetings and approved no Actions by Written Consent. During that time, no incumbent Director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors (held during the period for which he has been a Director).

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION

For the year ended December 31, 2014 there was no executive or director compensation. Two directors received consulting fees for work performed not related to being a director.

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

EXCHANGE ACT SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish us with copies of all Section 16(a) forms they file.

In 2013 Charles J Newman filed a periodic Statement of Changes in Beneficial Ownership on Form 4. Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 was required, we believe its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended December 31, 2014.

EXECUTIVE AND DIRECTOR COMPENSATION

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

At the end of fiscal year 2014, there were no outstanding equity awards, unexercised stock options, or equity incentive plan awards vested or not vested due to Company Officers or outside consultants.

SUMMARY NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2014:

	Fees Earned Or paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Brodkorb(1)	$0	0	0	0	0	0	0

Newman	$0	0	0	0	0	0	0

(1) Mr. Brodkorb was compensated $74,900 in 2014 for accounting and financial reporting services, not related to his duties as a Director

No additional Director compensation has been authorized for services for the period from January 1, through December 31, 2014 and through the date of this Form 10-K report filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best knowledge of the Company, as of December 31, 2014 with respect to each person known by us to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address of Beneficial owner	Common Share Equivalents beneficially owned	Percent of Common Share Equivalents owned (1)
Charles J. Newman, Officer and Director P.O. Box 25610 Scottsdale, AZ 85255	2,309,244	16.94%
Bernard L. Brodkorb, Director 2560 N. Rice Street Saint Paul, MN 55113	158,950	1.17%
Malcolm Currie, Director (2) 11300 W. Olympic Blvd., Suite 800 Los Angeles, California 90064	2,024,200	14.85%
C.B. Family Trust (Richard Babbitt) (3) 10104 Empyrean Way Los Angeles, California 90067	1,400,000	10.27%
AB Investments LLC (4) Rodney Unger, Managing Partner 4235 Cornell Road Agoura, CA 91301	3,841,500	28.18%
Aaron Grunfeld (5) 10390 Santa Monica Blvd., 4th Floor Los Angeles, CA 90025-5057	1,200,000	8.80%
All Officers and Directors as a Group	4,492,394	38.46%

(1) Includes (i) 3,633,067 shares of common stock issued and outstanding as of December 31, 2014, and (ii) 10,000,000 maximum common shares upon the conversion of the Series B preferred class, and totals to 13,633,067 fully diluted common share equivalents outstanding. Each share of Preferred Stock is convertible into 100 shares of voting common stock. Of the Preferred Stock outstanding, 30,585 shares (30.6%) are held by a Director of the Company (Dr. Malcolm Currie, 20,242 shares and Charles Newman, 10,343 shares).

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

For the year ended December 31, 2014, Mr. Bernard L. Brodkorb who is a Director of Regal received $74,900 in fee compensation for providing accounting and financial reporting services not related to his duties as a Director of Regal One Corporation and no compensation for being a Director.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors (Boulay PLLP) for the professional services rendered in connection with the audit services of the Company’s financial statements for the year ended December 31, 2014 and 2013 was approximately $34,000 and $19,000, respectively.

Audit Related Fees: None

Tax Fees: None

All Other Fees: None

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Report of Independent Registered Public Accounting Firm	73
Balance Sheets as of December 31, 2014 and December 31, 2013	74
Schedule of Investments as of December 31, 2014	75
Schedule of Investments as of December 31, 2013	76
Statements of Changes in Net Assets for the years ended December 31, 2014 and 2013	77
Statements of Operations for the years ended December 31, 2014 and 2013	78
Statements of Cash Flows for the years ended December 31, 2014 and 2013	79
Statements of Financial Highlights for the years ended December 31, 2014, 2013, 2012, 2011 and 2010	80
Notes to the Financial Statements	81

b.    Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K), filed on March 19, 2015).
3.2	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 23, 2015).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 23, 2015).
10.1	Investment Advisory Agreement between Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 23, 2015).
10.2*	Custodian Agreement between Registrant and PCC Administrator, LLC.
10.3*	Administration Agreement between Registrant and PCC Administrator, LLC.
10.4*	Dividend Reinvestment Plan.
10.5*	License Agreement between the Registrant and Princeton Investment Advisors, LLC.
10.6*	Form of Indemnification Agreement between the Registrant and the executive officers and directors.
14.1*	Code of Ethics.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Munish Sood
Munish Sood
Chief Executive Officer

Dated: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Munish Sood	Chief Executive Officer and Director,	April 15, 2015
Munish Sood	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	April 15, 2015
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Alfred Jackson	Director	April 15, 2015
Alfred Jackson

/s/ Thomas Jones, Jr.	Director	April 15, 2015
Thomas Jones, Jr.

/s/ Trennis L. Jones	Director	April 15, 2015
Trennis L. Jones

/s/ Martin Tuchman	Director	April 15, 2015
Martin Tuchman

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K), filed on March 19, 2015).
3.2	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 23, 2015).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 23, 2015).
10.1	Investment Advisory Agreement between Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 23, 2015).
10.2*	Custody Agreement between Registrant and U.S. Bank National Association.
10.3*	Administration Agreement between Registrant and PCC Administrator, LLC.
10.4*	Dividend Reinvestment Plan.
10.5*	License Agreement between the Registrant and Princeton Investment Advisors, LLC.
10.6*	Form of Indemnification Agreement between the Registrant and the executive officers and directors.
14.1*	Code of Ethics.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.