Form 10-Q
period 2015-03-31
PRINCETON CAPITAL CORP
filed 2016-06-02
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00710

PRINCETON CAPITAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-3516073
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4422 Route 27, Building C

Suite 1, Box 89
Kingston, NJ 08528

(Address of Principal Executive Offices) (Zip Code)

(609) 514-9200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of June 2, 2016 was 120,486,061.

PRINCETON CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Control investments at fair value (cost of $20,663,006 and $0, respectively)	$20,663,006	$-
Affiliate investments at fair value (cost of $5,306,750 and $0, respectively)	5,306,750	-
Non-control/non-affiliate investments at fair value (cost of $20,111,290 and $56,349, respectively)	20,409,142	470,273
Total investments at fair value (cost of $46,081,046 and $56,349, respectively)	46,378,898	470,273
Cash	3,765,513	22,999
Restricted cash (1)	1,929,381	-
U.S. Treasury Bill	39,999,976	-
Deposits	4,000,000	-
Interest receivable	102,493	-
Prepaid expenses	123,858	-
Total assets	96,300,119	493,272

LIABILTIES
Accounts payable	69,792	12,150
Accounts payable – related party	-	18,500
Dividends payable	600	600
Insurance loan payable	103,200	-
Short term payable for securities purchased	40,005,333	-
Total liabilities	40,178,925	31,250
Net assets	$56,121,194	$462,022
NET ASSETS
Preferred stock, no par value
Series A – 50,000 shares authorized, none issued or outstanding	$-	$-
Series B – 500,000 shares authorized, 100,000 issued and outstanding at December 31, 2014	-	500
Common Stock, par value $0.001 per share (250,000,000 authorized; 120,486,051 issued and outstanding at March 31, 2015 and 50,000,000 shares authorized, 3,633,067 shares issued and outstanding at December 31, 2014)	120,486	3,633
Paid-in capital	64,868,283	8,373,060
Accumulated undistributed net realized gain	104,040	-
Distributions in excess of net investment income	(9,264,109)	(8,329,095)
Accumulated unrealized appreciation on investments	292,494	413,924
Net assets	$56,121,194	$462,022
Total liabilities and net assets	$96,300,119	$493,272
Net asset value per share	$0.466	$0.254

(1)	Cash held in escrow was released on May 18, 2015.

See notes to financial statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31,
	2015	2014
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$121,196	$-
Interest income from control investments	300	-
Other income	5	-
Total investment income	121,501	-
OPERATING EXPENSES
Administration fees	21,556	-
Professional fees (1)	987,086	14,660
Directors’ fees	3,600	-
Accounting fees – related party	-	14,100
Bank fees	2,050	-
Insurance expense	6,697	-
Interest expense	-	164
Other general and administrative expenses	35,526	1,427
Total operating expenses	1,056,515	30,351
Net investment loss	(935,014)	(30,351)
Net realized gain on investments from non-control/ non-affiliate investments	104,040	18,179
Net change in unrealized appreciation (depreciation) on investments	(121,430)	767,365
Net realized and unrealized gain (loss) on portfolio investments	(17,390)	785,544
Net increase (decrease) in net assets resulting from operations	$(952,404)	$755,193
Net investment loss per share
Basic	$(0.035)	$(0.017)
Diluted (2)	$(0.035)	$(0.017)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.035)	$0.416
Diluted (3)	$(0.035)	$0.111
Weighted average shares of common stock outstanding
Basic (4)	26,868,987	1,816,534
Diluted (4) (5)	30,813,432	6,816,534

(1)	Includes $905,161 of legal and accounting fees related to the transaction that occurred on March 13, 2015. See Note 1 of the Notes to Financial Statements.
(2)	A net investment loss is antidilutive to common stock which will result in the same earnings per share as basic.
(3)	A net decrease in net assets resulting from operations is antidilutive to common stock which will result in the same earnings per share as basic.
(4)	Includes retroactive application of 2 for 1 stock split.
(5)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015.

See notes to financial statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(935,014)	$(30,351)
Net realized gain on investments from non-control/non-affiliate investments	104,040	18,179
Net change in unrealized appreciation (depreciation) on investments	(121,430)	767,365
Net increase (decrease) in net assets resulting from operations	(952,404)	755,193
Capital share transactions:
Purchase of investments for common stock	56,611,576	-
Net increase in net assets resulting from capital share transactions	56,611,576	-
Total increase in net assets	55,659,172	755,193
Net assets at beginning of period	462,022	1,025,493
Net assets at end of period	$56,121,194	$1,780,686

Capital share activity:
Common stock
Reverse stock split	(1,816,534)	-
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	3,185,191	-
Issuance of common stock for investments (1)	115,484,327	-
Common stock outstanding at the beginning of period	3,633,067	3,633,067
Common stock outstanding at the end of period	120,486,051	3,633,067
Preferred stock - series B
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	(100,000)	-
Preferred stock outstanding at the beginning of period	100,000	100,000
Preferred stock outstanding at the end of period	-	100,000

(1)	The shares issued were based on a pre-valuation presumed fair value of $60.9 million.

See notes to financial statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(952,404)	$755,193
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(2,500,000)	-
Purchase of U.S. Treasury Bill	(40,005,333)	-
Proceeds from sales and repayments of investments	105,540	32,637
Net change in unrealized (appreciation) depreciation on investments	121,430	(767,365)
Increase in investments due to PIK	(19,003)	-
Net realized gain on investments	(104,040)	(18,179)
Changes in other assets and liabilities:
Increase in interest receivable	(102,493)	-
Increase in prepaid expenses	(123,858)	-
Increase in accounts payable	57,642	10,158
Decrease in accounts payable – related party	(18,500)	-
Increase in deposits	(4,000,000)	9,600
Net cash provided by (used in) operating activities	(47,541,019)	22,044
Cash flows from financing activities:
Increase (decrease) in officer loans and interest payable	-	(4,409)
Increase in insurance loans payable	103,200	-
Increase in short term payable for securities purchased	40,005,333	-
Net cash received from common shares issued	11,175,000	-
Net cash provided by (used in) financing activities	51,283,533	(4,409)
Net increase in cash	3,742,514	17,635
Cash at beginning of period	22,999	22,771
Cash at end of period	$3,765,513	$40,406

Supplemental and non-cash financing activities:
Common stock issued in exchange for investments	$43,507,195	$-
Common stock issued for restricted cash	$1,929,381	$-
Interest expense paid	$-	$1,193

See notes to financial statements

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2015 (unaudited)

Investments	Headquarters / Industry (1)	Principal Amount/ Shares	Amortized Cost	Fair Value (2)	% of Net Assets
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien, 13.0% Cash, due 3/31/2018 (3)	Casual Dining	$6,517,686	$9,200,850	$9,200,850	15.8%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018		10.00%	-	-	0.0%
Membership Interest		99.997%	898,746	898,746	1.5%
Total			10,099,596	10,099,596	17.3%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured, 2.0% cash, due 3/1/2018	Medical Business Svcs	$300,000	300,000	300,000	0.5%
Preferred Membership, Class A & Class B units		1,560	4,226,523	4,226,523	7.2%
Total			4,526,523	4,526,523	7.8%
Advantis Certified Staffing Solutions, Inc. (4)	Austin, TX
Second Lien, 12.5% Cash, due 3/31/2018 (5)	Staffing	$6,435,000	5,954,270	5,954,270	10.2%
Warrant for Common Stock Shares, exercise price $0.01 per share, expires 12/09/2017		250,000	2,025	2,025	0.0%
Common Stock - Series A Shares		225,000	1,822	1,822	0.0%
Common Stock - Series B Shares		9,725,000	78,770	78,770	0.1%
Total			6,036,887	6,036,887	10.4%
Total control investments			20,663,006	20,663,006	35.4%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units	Home Furnishings Mfg	500,000	2,391,001	2,391,001	4.1%
Preferred Membership, Class BB units		500,000	2,915,749	2,915,749	5.0%
Total			5,306,750	5,306,750	9.1%
Total affiliate investments			5,306,750	5,306,750	9.1%

Non-control/non-affiliate investments
Performance Alloys, Inc.	Houston, TX
Second Lien, 12.0% cash, 2.0% PIK, due 3/31/2017 (6)	Nickel Pipe, Fittings & Flanges	$11,683,442	11,683,442	11,683,442	20.0%
Great Value Storage, LLC	Austin, TX
First Lien, 12.0% cash, 2.0% PIK, due 12/31/2018 (6)	Storage Company Property Management	$5,761,464	5,873,000	5,873,000	10.1%
South Boots Hill, LLC	Houston, TX
First Lien, 12.0% cash, 2.0% PIK, due 3/31/2018 (6)	Energy Services	$2,500,000	2,500,000	2,500,000	4.3%
Neuralstem, Inc.	Germantown, MD
Common Stock Shares	Biotechnology	85,000	3,648	161,500	0.3%
Warrant, exercise price $5.00 per share, expires 8/30/2016		1,000,000	50,000	190,000	0.3%
Total			53,648	351,500	0.6%
Rampart Detection Systems, Ltd.	British Columbia
Common Stock Shares	Security	600,000	1,200	1,200	0.0%
Total non-control/non-affiliate investments			20,111,290	20,409,142	35.0%
Total investments			$46,081,046	$46,378,898	79.5%

(1)	All investments are in the United States except for Rampart Detection Systems, Ltd. Investments by industry as a percentage of net assets is included since each investment is in a different industry.
(2)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(3)	Investment has been on non-accrual status since purchase on March 13, 2015. This note was re-structured and began accruing interest on June 1, 2015. See Note 9 of the Notes to Financial Statements.
(4)	Formerly known Advantis Healthcare Solutions, Inc.
(5)	Investment has been on non-accrual status since purchase on March 13, 2015.
(6)

Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(7)	As of March 31, 2015 the shares in Neuralstem were reported on a fair value basis valued at the closing market price of $1.90 per share. 30,000 shares were sold during the quarter ending March 31, 2015.

See notes to financial statements

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2014 (audited)

Investments	Headquarters / Industry	Principal Amount/ Shares	Amortized Cost	Fair Value	% of Net Assets
Control investments
Princeton Capital Corporation
Common Stock Shares (1)		1,000	$-	$-	0.0%
Total control investments			-	-	0.0%

Non-control/non-affiliate investments
Neuralstem, Inc.	Germantown, MD
Common Stock (2)	Biotechnology	115,000	4,936	312,800	67.7%
Warrant, exercise price $5.00 per share, expires 8/30/2016 (3)		1,000,000	50,000	156,060	33.8%
Total			54,936	468,860	101.5%
Rampart Detection Systems, Ltd.	British Columbia
Common Stock Shares	Security	600,000	1,200	1,200	0.3%
LMP Money Market Trust	Money Market Fund		213	213	0.0%
Total non-control/non-affiliate investments			56,349	470,273	101.8%
Total investments			$56,349	$470,273	101.8%

(1)	As of December 31, 2014, Princeton Capital Corporation had no assets or liabilities. This subsidiary was acquired in July 2014 in contemplation of the transaction completed on March 13, 2015.
(2)	As of December 31, 2014 the shares in Neuralstem were reported on a fair value basis valued at the closing market price of $2.72 per share. 95,000 shares were sold during 2014.
(3)	This investment in Neuralstem, Inc. is a warrant to purchase 1,000,000 of common stock. As of December 31, 2014 using a Black-Scholes Option Pricing Model, a $156,060 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no market for Neuralstem warrants carried as an investment.

See notes to financial statements

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Princeton Capital Corporation, a Maryland corporation (the “Company” or “Princeton Capital”), was incorporated under the general laws of the State of Maryland on July 25, 2013, with its principal office located in Houston, Texas with offices in Kingston, New Jersey. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a Business Development Company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a BDC, we expect to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company does not believe it will meet the qualifications of a RIC for the 2015 tax year and expects to be taxed as a corporation under Subchapter C of the Code; however, the Company expects to qualify as a RIC for the 2016 tax year. We invest primarily in private small and lower middle-market companies through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment.  Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

Prior to March 13, 2015, the Company operated under the name Regal One Corporation (“Regal One”). Regal One had been located in Scottsdale, Arizona, and was a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc. Since inception the Company had been involved in a number of industries. In 1998 the Electro-Mechanical Services Inc. changed its name to Regal One Corporation.

On March 7, 2005, the Company’s board of directors determined it was in the shareholders’ best interest to change the focus of the Company’s operations to providing financial consulting services through the Company’s network of advisors and professionals, and to be regulated as a BDC under the 1940 Act. On September 16, 2005, the Company filed a Form N54A (Notification of Election by Business Development Companies) with the Securities and Exchange Commission, which transformed the Company into a BDC in accordance with sections 55 through 65 of the 1940 Act. The Company has reported as an operating BDC since March 31, 2006.

On July 9, 2014, Regal One acquired Princeton Capital as a wholly owned subsidiary. On July 14, 2014, Regal One, Princeton Capital, Capital Point Partners, LP, a Delaware limited partnership (“CPP”), and Capital Point Partners II, LP, a Delaware limited partnership (“CPPII” and, together with CPP, the “Partnerships”), entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Regal One would acquire cash, equity and debt investments of the Partnerships in exchange for shares of common stock of Regal One. In addition to the customary conditions to closing the transactions contemplated by the Purchase Agreement, Regal One was required to (i) to effect a reverse stock split of Regal One’s outstanding common stock at a ratio of 1-for-2 (the “Reverse Stock Split”), (ii) reincorporate from Florida to Maryland by merging into Princeton Capital (the “Reincorporation”) and (iii) become an externally managed business development company by entering into an external investment advisory agreement with Princeton Investment Advisors, LLC, a Delaware limited liability company (“Princeton Advisors” or the “Investment Advisor”).

On March 13, 2015, following the Reverse Stock Split and the Reincorporation, we completed our previously announced acquisition in the approximate amounts of $11.2 million in cash, $43.5 million in equity & debt investments, and $1.9 million in restricted cash escrow deposits of the Partnerships with an aggregate value of approximately $56.6 million and issued approximately 115.5 million shares of our common stock to the Partnerships. The shares issued were based on a pre-valuation presumed fair value of $60.9 million. We also entered into the investment advisory agreement with Princeton Advisors.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) 946-Investment Companies, which is U.S. GAAP.

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ.

In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the period; are included herein.  The current period’s results of operations will not necessarily be indicative of results that we may ultimately achieve for the fiscal year ending December 31, 2015.

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2015, the Company had control investments in Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Advantis Healthcare Solutions, Inc. and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act.

Investment Valuation

We expect that most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our board of directors, including reflecting significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Financial Accounting Standards Board Accounting Standards Codification “Fair Value Measurements and Disclosures”, or ASC 820. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We will adjust the valuation of our portfolio quarterly to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end.

On March 31, 2015, we held a $40,000,000 U.S. Treasury Bill with a 2 day maturity purchased using $4 million in margin cash and the proceeds from a $36 million short term loan from JP Morgan. The loan had an effective annual interest rate of approximately 2.4%. On April 2, 2015, the Treasury Bill matured, we repaid the remainder of the loan from JP Morgan and received back the $4 million margin payment. On December 31, 2014, we held no U.S. Treasury Bills.

Revenue Recognition

Realized gains or losses on the sale of investments are calculated using the specific identification method. Gains or losses on the sale of investments are calculated using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with senior and subordinated secured loans are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a senior or subordinated secured loan, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Generally, when a payment default occurs on a loan in the portfolio, or if the Company otherwise believes that borrower will not be able to make contractual interest payments, the Company may place the loan on non-accrual status and cease recognizing interest income on the loan until all principal and interest is current through payment, or until a restructuring occurs, and the interest income is deemed to be collectible. The Company may make exceptions to this policy if a loan has sufficient collateral value, is in the process of collection or is viewed to be able to pay all amounts due if the loan were to be collected on through an investment in or sale of the business, the sale of the assets of the business, or some portion or combination thereof.

Dividend income is recorded on the ex-dividend date.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income.  There was no income from such sources for the three months ended March 31, 2015 and March 31, 2014.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the quarter ending March 31, 2015 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Appreciation or Depreciation

Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Federal and State Income Taxes

We expect to annually qualify and elect to be treated as a regulated investment company under Subchapter M of the Code and intend to continue to comply with the requirements of the Code, applicable to regulated investment companies. The Company does not believe it will meet the qualifications of a RIC for the 2015 tax year and expects to be taxed as a corporation under Subchapter C of the Code; however, the Company expects to qualify as a RIC for the 2016 tax year. We will be required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual taxable income in the year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter.  Net realized capital gains, if any, are distributed at least annually.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Transactional Expenses

A portion of the assets acquired on March 13, 2015 from the Partnerships were used for legal and accounting fees related to the transaction and were expensed as professional fees.  The Company incurred $905,161 of professional fees related to the transaction for the period ended March 31, 2015.

Capital Accounts

Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, accumulated net unrealized appreciation or depreciation, and paid-in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP.

Recent Accounting Pronouncements

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. The Company does not believe this standard will have an impact on its Financial Statements.

NOTE 3 – CONCENTRATION OF CREDIT RISK

In the normal course of business, the Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits.  The Company is subject to credit risk to the extent any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf.  Management monitors the financial condition of such financial institutions and does not anticipate any losses from these counterparties.

NOTE 4 – NET EARNINGS (LOSSES) PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings (losses) per common share for the three months ended March 31, 2015 and March 31, 2014.

	Three Months Ended
	March 31,
	2015	2014
Per Share Data (1)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(952,404)	$755,193
Weighted average shares outstanding for period
Basic	26,868,987	1,816,534
Diluted	30,813,432	6,816,534
Basic and diluted earnings (loss) per common share
Basic	$(0.035)	$0.416
Diluted	$(0.035)	$0.111

(1) Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, our board of directors uses various valuation approaches. In accordance with U.S. GAAP, ASC 820 establishes a fair value hierarchy for inputs and is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the board of directors. Unobservable inputs reflect the our board of director’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

The investments that were purchased on March 13, 2015 were valued using the transactions price.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS (CONTINUED)

The following table presents information about the Company’s assets measured at fair value as of March 31, 2015 and December 31, 2014, respectively:

	As of March 31, 2015 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets
Senior Secured - First Lien	$-	$-	$17,573,850	$17,573,850
Senior Secured - Second Lien	-	-	17,637,712	17,637,712
Unsecured Debt	-	-	300,000	300,000
Equity	161,500	-	10,705,836	10,867,336
	$161,500	$-	$46,217,398	$46,378,898

	As of December 31, 2014 (audited)
	Level 1	Level 2	Level 3	Total
Assets
Equity	$313,013	$-	$157,260	$470,273
	$313,013	$-	$157,260	$470,273

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category.  As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2015 are as follows:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	-	-	-	157,260	157,260
Common stock issued in exchange for investments	15,068,117	17,624,442	300,000	10,514,636	43,507,195
Purchases of investments	2,500,000	-	-	-	2,500,000
Payment-in-kind interest	5,733	13,270	-	-	19,003
Change in unrealized depreciation included in earnings	-	-	-	33,940	33,940
Fair value at end of period	17,573,850	17,637,712	300,000	10,705,836	46,217,398
Change in unrealized appreciation on Level 3 investments still held as of March 31, 2015	-	-	-	33,940	-

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS (CONTINUED)

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2014 are as follows:

	Senior Secured Loans First Lien	Senior Secured Loans Second Lien	Unsecured Debt	Equity	Total
Fair value at beginning of period	-	-	-	514,200	514,200
Change in unrealized depreciation included in earnings	-	-	-	519,300	519,300
Fair value at end of period	-	-	-	1,033,500	1,033,500
Change in unrealized appreciation On Level 3 investments still held as of March 31, 2014	-	-	-	519,300	519,300

NOTE 6 – RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

Our board of directors, including a majority of our independent directors, approved the investment advisory agreement at its meeting held on March 13, 2015. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, Princeton Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the investment advisory agreement, Princeton Advisors:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identifies, evaluates and negotiates the structure of the investments we make;

●	executes, closes, services and monitors the investments we make;

●	determines the securities and other assets that we purchase, retain or sell;

●	performs due diligence on prospective portfolio companies; and

●	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Pursuant to the investment advisory agreement, the Company has agreed to pay Princeton Advisors a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents. For services rendered

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

under the investment advisory agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter will be appropriately pro-rated. No management fees were incurred or paid for the quarter ending March 31, 2015.

Incentive Fee

We will pay Princeton Advisors an incentive fee. The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not.

The first component, which is income-based, will be calculated and payable quarterly in arrears, commencing with the quarter beginning April 1, 2015, based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

Payment of Our Expenses

All investment professionals of Princeton Advisors, when and to the extent engaged in providing investment advisory services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, will be provided and paid for by Princeton Advisors and not by us. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Princeton Advisors’ overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

●	transfer agent, dividend agent and custodial fees and expenses;

●	U.S. federal and state registration fees;

●	all costs of registration and listing our stock on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	proxy voting expenses; and

●	all other expenses incurred by us or Princeton Advisors in connection with administering our business.

Duration and Termination

Unless terminated earlier as described below, the investment advisory agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The investment advisory agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Princeton Advisors and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the investment advisory agreement without penalty upon 60 days’ written notice.

Indemnification

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations under the investment advisory agreement, Princeton Advisors and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Princeton Advisors’ services under the investment advisory agreement or otherwise as our investment advisor.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

Administration Agreement

On March 13, 2015 the Company entered into an administration agreement with PCC Administrator, LLC (“PCC Administrator”), a wholly owned subsidiary of Princeton Advisors. The administration agreement provides that PCC Administrator furnishes us with office facilities and equipment and provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the administration agreement, PCC Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, PCC Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the administration agreement, PCC Administrator will also provide managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

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

License Agreement

We have entered into a license agreement with Princeton Advisors under which Princeton Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Princeton.” Under this agreement, we have a right to use the “Princeton” name for so long as Princeton Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Princeton” name. This license agreement will remain in effect for so long as the investment advisory agreement with Princeton Advisors is in effect.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2015, none of the portfolio companies had accepted our offer for such services.

Other Related Party Transactions

Gregory J. Cannella served as the Chief Financial Officer of Rockfish Seafood Grill, Inc. (“RSG”), one of the Company’s portfolio companies, until September 24, 2015. He had a stock option agreement with RSG, granted on January 28, 2013, with the right to earn up to 103.8961 shares or approximately 8% of RSG. This stock option agreement was canceled on May 12, 2015 with no consideration coming from RSG or the Company.

In May 2015, RSG created a wholly owned subsidiary, Southwest Hospitality Group, LLC (“SHG”), for the purpose of entering into franchise agreement with a new restaurant group. In July 2015, SHG was transferred to Sivco, Inc. and then signed a franchise agreement with this new restaurant group. Sivco, Inc. is majority owned and controlled by Alfred Jackson, a Director of the Company and minority-owned by Munish Sood, a Director and CEO of the Company.

On March 30, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $1,500,000 with Sema4, Inc. and Princeton Advisory Group, Inc., as Lenders in order to purchase certain assets to maintain its RIC status. Sema4, Inc. committed $1,000,000 and Princeton Advisory Group, Inc. committed $500,000. The loan was repaid in full with interest at a rate of 10.0% per annum on April 8, 2016. Sema4, Inc. is the general partner of Capital Point Partners, LP and Capital Point Partners II, LP, which own approximately 87% and 9% of our common stock, respectively. Princeton Advisory Group, Inc. is wholly owned by Munish Sood, a Director and CEO of the Company.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three months ended March 31, 2015	Three months ended March 31, 2014
	(unaudited)	(unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.254	$0.564
Net investment loss	(0.035)	(0.017)
Change in unrealized gain (loss)	(0.005)	0.422
Realized Gain	0.004	0.010
Change in capital share transactions	0.247	-
Dividends declared	-	-
Net asset value at end of period	$0.466	$0.980
Total return based on net asset value (2)	83.13%	73.81%
Weighted average shares outstanding for period, basic	26,868,987	1,816,534
Ratio/Supplemental Data:
Net assets at end of period	$56,121,194	$1,780,686
Average net assets	$28,291,608	$1,403,090
Annualized ratio of net operating expenses to average net assets (3)	2.14%	8.65%
Annualized ratio of net investment loss to average net assets (3)	0.42%	8.65%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	2.14%	8.61%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the three months ending March 31, 2015 the Company incurred $905,161of professional fees related to the March 13, 2015 transaction, which were deemed to be non-recurring.

	Year Ended December 31,
	2014	2013	2012	2011
	(audited)	(audited)	(audited)	(audited)
Per Share Data (1):
Net asset value at beginning of period	$0.564	$0.174	$0.204	$0.827
Net investment loss	(0.144)	(0.062)	(0.068)	(0.071)
Change in unrealized appreciation (depreciation)	(0.358)	0.388	(0.004)	(0.572)
Realized Gain	0.192	0.064	0.042	0.020
Net asset value at end of period	$0.254	$0.564	$0.174	$0.204
Total return based on net asset value (2)	-55.0%	224.1%	-14.7%	-75.3%
Weighted average shares outstanding for period, basic	1,816,534	1,816,534	1,816,534	1,816,534
Raito/Supplemental Data:
Net assets at end of period	$462,022	$1,025,493	$317,502	$369,642
Average net assets	$743,758	$671,498	$343,572	$935,698
Annualized ratio of net operating expenses to average net assets	35.2%	16.6%	35.6%	13.7%
Annualized ratio of net investment loss to average net assets	35.2%	16.6%	35.6%	13.7%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	35.2%	16.2%	34.6%	13.5%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2015, the Company had no unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies. On June 29, 2015, the Company extended to Rockfish Seafood Grill, Inc. a revolving line of credit in the amount of $1,250,000 of which $199,000 remains an unfunded commitment through the date of this filing.

As of March 31, 2015 there were no legal proceedings against the Company or any of its officers or directors.

As of the date of this filing, and on or around September 8, 2015 a lawsuit was filed captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al., C.A. No. 11483-VCN in the Delaware Court of Chancery.

The following description of the Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement, which is attached as Exhibit 99.1to the 8-K filed on January 22, 2016:

On January 19, 2016, Princeton Capital Corporation (the “Company”), Princeton Advisory Group, Inc. (“Princeton Group”), Gregory J. Cannella (“Cannella”), Munish Sood (“Sood”), Thomas Jones, Jr. (“Jones Jr.”) and Trennis L. Jones (“Jones” and together with Jones Jr., the “Independent Directors” and the Independent Directors together with the Company, Princeton Group, Cannella and Sood, the “Settling Defendants”) on the one hand, entered into a settlement agreement (“Settlement Agreement”) with Capital Link Fund I, LLC (“Capital Link”), CT Horizon Legacy Fund, LP (“CT Horizon”), Capital Point Partners, LP (“CPP I”), and Sema4, Inc. (“Semaphore” and together with Capital Link, CT Horizon and CPP I, the “Plaintiffs” or the “Capital Point Parties”) on the other hand. CPP I is the Company’s largest stockholder.

Subject to the terms and conditions contained therein, the Settlement Agreement settles between the Plaintiffs and the Settling Defendants the disputes described in the lawsuit. No monies were paid or exchanged by any of the parties as a part of the settlement and none of the parties admitted any wrongdoing. For the avoidance of doubt, none of the following is a party to the Settlement Agreement: Alfred Jackson (“Jackson”), Martin Tuchman (“Tuchman”), Capital Point Management, LP (“CPM”), Capital Point Advisors, LP (“CPA”) or Princeton Investment Advisors, LLC (“PIA,” and, together with Jackson, Tuchman, CPM and CPA, collectively the “Non-Settling Defendants”).

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceeding will have a material effect upon its business, financial condition or results of operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited

NOTE 9 – SUBSEQUENT EVENTS

Portfolio Activity

On April 10, 2015, the Company invested $7.6 million in Lone Star Brewery Development Inc. and an additional $0.4 million on May 22, 2015. This investment will bear interest at 14% (2% PIK) and will mature on April 10, 2018.

On April 14, 2015, the Company invested an additional $95,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

On June 1, 2015, the Company restructured the first lien loan to Rockfish Seafood Grill, Inc. by reducing the outstanding principal balance on the note to $5,950,000 and amending the interest rate to 14% (6% PIK).

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease that Rockfish Seafood Grill, Inc. entered into. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. Through the date of filing, the guaranteed amount has reduced to approximately $263,431.

On June 29, 2015, the Company extended to Rockfish Seafood Grill, Inc. a revolving line of credit in the amount of $1,250,000, with an 8% interest rate paid monthly, and a maturity date of June 29, 2016. This revolver will share a first lien position with the other loan investment by the Company.

On July 14, 2015, the Company sold 51,000 shares of common stock of Neuralstem, Inc. for a net amount of $87,443.

On July 20, 2015, the Company sold 34,000 shares of common stock of Neuralstem, Inc. for a net amount of $58,554.

On July 28, 2015, the Company funded $200,000 on the Rockfish Seafood Grill, Inc. revolving line of credit.

On August 27, 2015, the Company funded $250,000 on the Rockfish Seafood Grill, Inc. revolving line of credit.

Integrated Medical Partners, LLC has been in payment default on its unsecured note to the Company since September 1, 2015.

On October 13, 2015, the Company funded $208,000 on the Rockfish Seafood Grill, Inc. revolving line of credit.

On November 4, 2015, the Company funded $185,000 on the Rockfish Seafood Grill, Inc. revolving line of credit.

On November 19, 2015, the Company funded $208,000 on the Rockfish Seafood Grill, Inc. revolving line of credit.

Performance Alloys, LLC has been in payment default on its senior subordinated note to the Company since January 1, 2016.

South Boots Hill, LLC has been in payment default on its senior note to the Company since January 1, 2016.

February 17, 2016, the Company invested an additional $195,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

In February 2016, the Company entered into a modification agreement of the Senior Secured Note Purchase Agreement with Lone Star Brewery Development, Inc. to defer the interest payment due on December 31, 2015 to March 31, 2016. The company earned a $25,000 modification fee for the modification. Lone Star Brewery Development, Inc. defaulted on the payments due on March 31, 2016.

On May 19, 2016, the Company amended the Note Purchase Agreement with Great Value Storage to defer interest and extend the maturity of the note until December 31, 2018. The Company earned a $50,000 modification fee for this amendment.

On May 24, 2016, the Company invested an additional $85,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

End of notes to financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with Princeton Investment Advisors LLC (“Princeton Advisors” or “the Advisor”);

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of Princeton Advisors to locate suitable investments for us and to monitor and administer our investments;

●	the ability of Princeton Advisors to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a RIC and as a BDC; and

●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

We are an externally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We originate and invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) through first lien, second lien, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in private small and lower middle-market companies. We are managed by Princeton Advisors and PCC Administrator LLC (the “Administrator”) provides the administrative services necessary for us to operate.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

Corporate History

In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives on March 13, 2015, we (i) acquired the equity and debt investments of Capital Point Partners, L.P. and Capital Point Partners II, L.P. (the “Partnerships”), (ii) issued approximately 115.5 million shares of our common stock based on a pre-valuation presumed fair value of $60.9 million and on a price of approximately $0.53 per share. We will now seek to invest primarily in private small and lower middle market companies in various industries.

On an annual basis, we intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders. Management does not believe it will meet the qualifications of a RIC for the 2015 tax year and expects to be taxed as a corporation under Subchapter C of the Code.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in private small and lower middle-market companies through first lien, second lien, unitranche and mezzanine debt financing, and corresponding equity investments.

At March 31, 2015, the Company had investments in 9 portfolio companies. The total cost and fair value of the positions were approximately $46.1 million and $46.4 million, respectively. As of March 31, 2015, our portfolio included approximately 37.9% of first lien debt, 38.0% of second lien debt, 0.7% of mezzanine debt and 23.4% of equity investments at fair value. The composition of our investments as of March 31, 2015 is as follows:

	Cost	Fair Value
Senior Secured — First Lien	$17,573,850	$17,573,850
Senior Secured — Second Lien	17,637,712	17,637,712
Unsecured Debt	300,000	300,000
Equity	10,569,484	10,867,336
Total Investments	$46,081,046	$46,378,898

At December 31, 2014, the Company had investments in 3 portfolio companies. The total cost and fair value of the 3 positions were $56,136 and $470,273, respectively. As of December 31, 2014, our portfolio consisted solely of equity investments at fair value. The composition of our investments as of December 31, 2014 is as follows:

	Cost	Fair Value
Equity	$56,136	$470,273
Total Investments	$56,136	$470,273

At March 31, 2015, our weighted average yield based upon cost of our portfolio investments was approximately 6.07% of which approximately 5.21% is current cash interest, all bearing a fixed rate of interest. As of December 31, 2014 we did not have any income bearing investments.

At March 31, 2015 and December 31, 2014, we held approximately $40.0 million and $0.0 million of United States Treasury securities, respectively. The United States Treasury securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

On March 13, 2015, we acquired the equity and debt investments of the Partnerships for shares of our common stock based on a price of $0.53 per share. This portfolio was comprised of equity investments and loans to middle-market companies that were originated over the previous 8 years by certain members of the investment team of Princeton Advisors during their time with the investment advisor to the Partnerships and are similar to the type of investments we originate. These middle-market loans had an internal risk rating of 2 or better (e.g., investments that were performing at or above expectations and whose risks were neutral or favorable compared to the expected risk at the time of the original investment).

During the three months ended March 31, 2015, we made $2.5 million of investments in 1 new portfolio company and none for portfolio companies acquired from the Partnerships.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, Princeton Advisors uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

●	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

●	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

●	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

●	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

●	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our investments at fair value ($’s in millions):

	As of March 31, 2015			As of December 31, 2014
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	—	—	—	—	—	—
2	$30,242,415	65.2%	7	$470,273	100%	3
3	—	—	—	—	—	—
4	16,136,483	34.8%	2	—	—	—
5	—	—	—	—	—	—
	$46,378,898	100%	9	$470,273	100%	3

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2015 and December 31, 2014, we had 2 loans and no loans, respectively on non-accrual status.

Results of Operations for the Three Months Ended March 31, 2015

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing managerial assistance and possibly consulting fees. These fees will be reorganized as they are earned.

Investment income for the three months ended March 31, 2015 was $121,501 of interest and dividend income including $19,003 of PIK interest and no accretion of discounts and other fees.

Expenses

Our primary operating expenses include the payment of fees to Princeton Advisors under the investment advisory agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	the cost of calculating our net asset value, including the cost of any third-party valuation services; the cost of effecting sales and repurchases of shares of our common stock and other securities;

●	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	brokerage commissions;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by Princeton Capital or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Operating expenses totaled approximately $1,056,515 for the three months ended March 31, 2015 and consisted of administrative expenses, professional fees, insurance expenses, directors’ fees and other general and administrative expenses.

For the three months ended March 31, 2015, the Company did not incur any management fees under the Investment Advisory Agreement with Princeton Advisors.

Administrative expenses for the three months ended March 31, 2015 totaled $21,556. Expenses for valuation, professional fees, insurance expenses, directors’ fees and other general and administrative expense for the three months ended March 31, 2015 totaled $1,034,959. Includes $905,161 of legal and accounting fees related to the transaction that occurred on March 13, 2015.

Net Investment Income

For the three months ended March 31, 2015, net investment losses were $935,014, or $0.035 per share (based on 26,868,987 weighted-average basic shares outstanding at March 31, 2015). Net investment income includes accruals of $0 of incentive fees related to realized and unrealized capital gains, which are not included in net investment income.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Net Change in Unrealized Appreciation or Depreciation of Investments and Cash Equivalents

Net change in unrealized depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents totaled $121,430 for the three months ended March 31, 2015.

Financial Condition, Liquidity and Capital Resources

We intend to continue to generate cash from future offerings of securities and cash flows from operations, including earnings on investments in our portfolio and future investments, as well as interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We may, if permitted by regulation, seek various forms of leverage and borrow funds to make investments.

As of March 31, 2015, we had $3,765,513 in cash, and our net assets totaled $56,121,194. We believe that our current cash on hand, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual obligations

We have entered into two contracts under which we have material future commitments, the Investment Advisory Agreement, pursuant to which the Advisor serves as our investment adviser, and the Administration Agreement, pursuant to which our Administrator agrees to furnish us with certain administrative services necessary to conduct our day-to-day operations. Payments under the Investment Advisory Agreement in future periods will be equal to: (1) a percentage of the value of our gross assets; and (2) an incentive fee based on our performance. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by our Administrator.

The Investment Advisory Agreement and the Administration Agreement are each terminable by either party without penalty upon 60 days’ written notice to the other. If either of these agreements is terminated, the costs we incur under new agreements may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under both our Investment Advisory Agreement and our Administration Agreement. Any new Investment Advisory Agreement would also be subject to approval by our stockholders.

Distributions

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution. As of the date of this filing, we believe that the Company has met the requirements to qualify as a RIC for the 2016 tax year.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying any stockholder distribution carefully and should not assume that the source of any distribution is our ordinary income or capital gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, the stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on the financial statements.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the financial statements.

Valuation of portfolio investments

As a business development company, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board of directors uses the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because there is not a readily available market for substantially all of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of Princeton Advisors responsible for the portfolio investment;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and Princeton Advisors;

●	The valuation committee of our board of directors then reviews these preliminary valuations;

●	At least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm; and

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Princeton Advisors, the independent valuation firm and the valuation committee.

Revenue recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on the ex-dividend date. Generally, when a payment default occurs on a loan in the portfolio, or if the Company otherwise believes that borrower will not be able to make contractual interest payments, the Company may place the loan on non-accrual status and cease recognizing interest income on the loan until all principal and interest is current through payment, or until a restructuring occurs, and the interest income is deemed to be collectible. The Company may make exceptions to this policy if a loan has sufficient collateral value, is in the process of collection or is viewed to be able to pay all amounts due if the loan were to be collected on through an investment in or sale of the business, the sale of the assets of the business, or some portion or combination thereof.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will not be affected by changes in variable interest rates, including LIBOR as all of our outstanding loan portfolio bore interest as fixed rates as of March 31, 2015.

While management believes that our investment income will not be affected by changes in variable interest rates, it could be affected by the changes in the credit quality, size and composition of our portfolio, and other business developments that could affect the net increase or decrease in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this analysis.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that except for the late filing of the Form 10-Q due to delays experienced in finalizing the accounting for the transaction on March 13, 2015, the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended, March 31, 2015, a change in our internal controls over financial reporting occurred related to the transaction on March 13, 2015. The Company is now externally managed by Princeton Advisors and has separate individuals acting as the Chief Executive Officer, Chief Financial Officer and Chief Compliance Officer of the Company. Multiple individuals will oversee the financial reporting of the company and allow for a greater segregation of duties.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2015 there were no legal proceedings against the Company or any of its officers or directors.

As of the date of this filing, and on or around September 8, 2015 a lawsuit was filed captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al., C.A. No. 11483-VCN in the Delaware Court of Chancery.

The following description of the Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement, which is attached as Exhibit 99.1to the 8-K filed on January 22, 2016:

On January 19, 2016, Princeton Capital Corporation (the “Company”), Princeton Advisory Group, Inc. (“Princeton Group”), Gregory J. Cannella (“Cannella”), Munish Sood (“Sood”), Thomas Jones, Jr. (“Jones Jr.”) and Trennis L. Jones (“Jones” and together with Jones Jr., the “Independent Directors” and the Independent Directors together with the Company, Princeton Group, Cannella and Sood, the “Settling Defendants”) on the one hand, entered into a settlement agreement (“Settlement Agreement”) with Capital Link Fund I, LLC (“Capital Link”), CT Horizon Legacy Fund, LP (“CT Horizon”), Capital Point Partners, LP (“CPP I”), and Sema4, Inc. (“Semaphore” and together with Capital Link, CT Horizon and CPP I, the “Plaintiffs” or the “Capital Point Parties”) on the other hand. CPP I is the Company’s largest stockholder.

Subject to the terms and conditions contained therein, the Settlement Agreement settles between the Plaintiffs and the Settling Defendants the disputes described in the lawsuit. No monies were paid or exchanged by any of the parties as a part of the settlement and none of the parties admitted any wrongdoing. For the avoidance of doubt, none of the following is a party to the Settlement Agreement: Alfred Jackson (“Jackson”), Martin Tuchman (“Tuchman”), Capital Point Management, LP (“CPM”), Capital Point Advisors, LP (“CPA”) or Princeton Investment Advisors, LLC (“PIA,” and, together with Jackson, Tuchman, CPM and CPA, collectively the “Non-Settling Defendants”).

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceeding will have a material effect upon its business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As disclosed in the Company’s Definitive Proxy Statement filed on May 19, 2016, the Company’s First Annual Meeting of Stockholders is schedule for Thursday, June 9, 2016.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 23, 2015).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 23, 2015).
10.1	Form of Investment Advisory Agreement between Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 23, 2015).
10.2	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	Administration Agreement between Registrant and PCC Administrator, LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	Dividend Reinvestment Plan (Incorporated by reference from Exhibit 10.4 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.6	Form of Indemnification Agreement between the Registrant and the executive officers and directors (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON CAPITAL CORPORATION

Date: June 2, 2016	/s/ Munish Sood
Munish Sood
Chief Executive Officer
(Principal Executive Officer)

Date: June 2, 2016	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer
(Principal Financial and Accounting Officer)