Form 10-Q
period 2015-06-30
PRINCETON CAPITAL CORP
filed 2016-08-10
CIK 845385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 9, 2016 was 120,486,061.

PRINCETON CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Control investments at fair value (cost of $20,774,250 and $0, respectively)	$19,184,914	$-
Affiliate investments at fair value (cost of $5,306,750 and $0, respectively)	5,318,087	-
Non-control/non-affiliate investments at fair value (cost of $28,251,137 and $56,349, respectively)	28,553,904	470,273
Investment in U.S. Treasury Bill (cost of $57,000,000 and $0, respectively)	57,000,000	-
Total investments at fair value (cost of $111,332,137 and $56,349, respectively)	110,056,905	470,273
Cash	80,951	22,999
Deposits	2,200,000	-
Due from portfolio companies	111,268	-
Deferred offering costs	30,000	-
Due from affiliates	12,892	-
Interest receivable	478	-
Prepaid expenses	68,145	-
Total assets	112,560,639	493,272

LIABILITIES
Accrued management fees	237,331	-
Accounts payable	188,403	12,150
Accounts payable – related party	-	18,500
Due to affiliates	8,144	-
Dividends payable	600	600
Insurance loan payable	58,500	-
Short term payable for securities purchased	57,000,000	-
Accrued expenses and other liabilities	210,275	-
Total liabilities	57,703,253	31,250

Commitments and contingencies (Note 8)	-	-

Net assets	$54,857,386	$462,022

NET ASSETS
Preferred stock, no par value
Series A – 50,000 shares authorized, none issued or outstanding	$-	$-
Series B – 500,000 shares authorized, 100,000 issued and outstanding at December 31, 2014	-	500
Common Stock, par value $0.001 per share (250,000,000 authorized; 120,486,061 issued and outstanding at June 30, 2015 and 50,000,000 shares authorized, 3,633,067 shares issued and outstanding at December 31, 2014)	120,486	3,633
Paid-in capital	64,868,283	8,373,060
Accumulated undistributed net realized gain	93,159	-
Distributions in excess of net investment income	(8,949,310)	(8,329,095)
Accumulated unrealized gain (loss) appreciation on investments	(1,275,232)	413,924
Total net assets	$54,857,386	$462,022
Net asset value per share	$0.455	$0.254

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$942,962	$-	$1,064,158	$-
Interest income from control investments	70,889	-	71,189	-
Other income	8,902	-	8,907	-
Total investment income	1,022,753	-	1,144,254	-

OPERATING EXPENSES
Management fees	237,331	-	237,331	-
Administration fees	147,371	-	168,927	-
Professional fees (1)	94,360	24,788	1,081,446	39,448
Compliance fees	66,237	-	66,237	-
Directors’ fees	39,429	-	43,029	-
Accounting fees – related party	-	14,100	-	28,200
Bank fees	-	-	2,050	-
Insurance expense	22,658	-	29,355	-
Interest expense	2,965	86	2,965	250
Other general and administrative expenses	97,603	1,277	133,129	2,704
Total operating expenses	707,954	40,251	1,764,469	70,602

Net investment income (loss) before tax	314,799	(40,251)	(620,215)	(70,602)
Income tax benefit	-	981	-	981
Net investment income (loss) after taxes	314,799	(39,270)	(620,215)	(69,621)

Net realized gain (loss) on:
Non-control/non-affiliate investments	-	178,771	104,040	196,950
Affiliate investments	-	-	-	-
Control investments	-	-	-	-
US Treasury Bills	(533)	-	(533)	-
Cash	(10,348)	-	(10,348)	-
Net realized gain (loss)	(10,881)	178,771	93,159	196,950
Net change in unrealized gain (loss) on investments	(1,567,726)	(305,700)	(1,689,156)	461,665
Net realized and unrealized gain (loss) on portfolio investments	(1,578,607)	(126,929)	(1,595,997)	658,615
Net increase (decrease) in net assets resulting from operations	$(1,263,808)	$(166,199)	$(2,216,212)	$588,994

Net investment income (loss) per share
Basic	$0.003	$(0.011)	$(0.008)	$(0.019)
Diluted (2)	$0.003	$(0.011)	$(0.008)	$(0.019)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.010)	$(0.046)	$(0.030)	$0.162
Diluted (2)	$(0.010)	$(0.046)	$(0.030)	$0.043
Weighted average shares of common stock outstanding
Basic (3)	120,486,057	3,633,067	73,936,133	3,633,067
Diluted (3)	120,486,057	13,633,067	75,897,459	13,633,067

(1)	Includes $935,161 of legal and accounting fees related to the transaction that occurred on March 13, 2015. See Note 1 of the Notes to Financial Statements.
(2)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the six months ended June 30, 2015 and the three months ended June 30, 2014 due to it being anti-dilutive. Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net investment income (loss) per share for the six months ended June 30, 2015 and 2014 and for the three months ended June 30, 2014 due to it being anti-dilutive.
(3)	Includes retroactive application of 2 for 1 stock split.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(620,215)	$(69,621)
Net realized gain on investments	93,159	196,950
Net change in unrealized gain (loss) on investments	(1,689,156)	461,665
Net increase (decrease) in net assets resulting from operations	(2,216,212)	588,994

Capital share transactions:
Purchase of investments for common stock	56,611,576	-
Net increase in net assets resulting from capital share transactions	56,611,576	-

Total increase in net assets	54,395,364	588,994
Net assets at beginning of period	462,022	1,025,493
Net assets at end of period	$54,857,386	$1,614,487

Capital share activity:
Common stock
Reverse stock split	(1,816,534)	-
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	3,185,201	-
Issuance of common stock for investments (1)	115,484,327	-
Common stock outstanding at the beginning of period	3,633,067	3,633,067
Common stock outstanding at the end of period	120,486,061	3,633,067
Preferred stock - series B
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	(100,000)	-
Preferred stock outstanding at the beginning of period	100,000	100,000
Preferred stock outstanding at the end of period	-	100,000

(1)	The shares issued were based on a pre-valuation presumed fair value of $60.9 million.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,216,212)	$588,994
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(10,595,000)	-
U.S. Treasury Bill	(97,005,333)	-
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	119,047	205,137
U.S. Treasury Bill	40,004,800	-
Net change in unrealized (gain) loss on investments	1,689,156	(461,665)
Net realized gain on investments and U.S. Treasury Bill	(103,507)	(196,950)
Increase in investments due to PIK	(195,927)	-
Amortization of fixed income premium or discounts	7,327	-
Changes in other assets and liabilities:
Deposits	(2,200,000)	-
Due from portfolio companies	(111,268)	-
Due from affiliates	(12,892)	-
Interest receivable	(478)	-
Prepaid expenses	(68,145)	-
Accrued management fees	237,331	-
Accounts payable	176,253	(686)
Accounts payable – related party	(18,500)	(106,800)
Due to affiliates	8,144	-
Accrued expenses and other liabilities	210,275	-
Net cash provided by (used in) operating activities	(70,074,929)	28,030

Cash flows from financing activities:
Officer loans and interest payable	-	(13,000)
Deferred offering costs	(30,000)	-
Insurance loans payable	58,500	-
Short term payable for securities purchased	57,000,000	-
Net cash received from common shares issued	13,104,381	-
Net cash provided by (used in) financing activities	70,132,881	(13,000)

Net increase in cash	57,952	15,030
Cash at beginning of period	22,999	22,771
Cash at end of period	$80,951	$37,801

Supplemental and non-cash financing activities:
Common stock issued in exchange for investments	$43,507,195	$-
Interest expense paid	$3,056	$1,193
Transfer due to restructuring of investments in Rockfish Seafood Grill, Inc.	$3,250,850	$-

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2015 (Unaudited)

Investments	Headquarters / Industry	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (7)	Casual Dining	$5,979,750	$5,979,750	$5,979,750	10.90%
Revolving Loan, 8% Cash, due 6/29/2016 (7), (8)		$1,250,000	-	-	-%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (6), (7)		10.00%	-	-	-%
Membership Interest – Class A(6), (7)		99.997%	4,149,596	3,164,521	5.77%
Total			10,129,346	9,144,271	16.67%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (7)	Medical Business Svcs	$286,494	286,494	286,494	0.52%
Preferred Membership, Class A units (6), (7)		800	4,196,937	3,928,574	7.16%
Preferred Membership, Class B units (6), (7)		760	29,586	27,694	0.05%
Common Stock (6), (7)		14,082	-	-	-%
Total			4,513,017	4,242,762	7.73%
Advantis Certified Staffing Solutions, Inc. (2)	Austin, TX
Second Lien Loan, 12.5% Cash, due 3/31/2018 (3), (6), (7)	Staffing	$6,435,000	5,954,270	5,647,831	10.30%
Unsecured Loan, 5.0%, Cash due 3/31/2018 (3), (6), (7)		$95,000	95,000	95,000	0.17%
Warrant for 250,000 Common Stock Shares, exercise price $0.01 per share, expires 12/09/2017 (6), (7)		1	2,071	1,380	0.00%
Common Stock - Series A Shares (6), (7)		225,000	1,864	1,242	0.00%
Common Stock - Series B Shares (6), (7)		9,500,000	78,682	52,428	0.10%
Total			6,131,887	5,797,881	10.57%
Total control investments			20,774,250	19,184,914	34.97%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (6), (7)	Home Furnishings Mfg	500,000	2,391,001	2,396,109	4.37%
Preferred Membership, Class BB units (6), (7)		500,000	2,915,749	2,921,978	5.33%
Total			5,306,750	5,318,087	9.70%
Total affiliate investments			5,306,750	5,318,087	9.70%

Non-control/non-affiliate investments
Performance Alloys, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2017 (4), (7)	Nickel Pipe, Fittings & Flanges	$11,753,783	11,753,783	11,754,000	21.43%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (4), (7)	Real Estate Development	$8,035,067	8,035,067	8,035,067	14.65%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (4), (7)	Storage Company Property Management	$5,790,591	5,894,800	5,903,000	10.76%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (4), (7)	Energy Services	$2,512,639	2,512,639	2,512,639	4.58%
Neuralstem, Inc.	Germantown, MD
Common Stock Shares (6)	Biotechnology	85,000	3,648	164,900	0.30%
Warrant for 1,000,000 shares, exercise price $5.00 per share, expires 8/30/2016 (6), (7)		1	50,000	183,098	0.33%
Total			53,648	347,998	0.63%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2015 (Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (5), (6), (7)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			28,251,137	28,553,904	52.05%
Total portfolio investments			$54,332,137	$53,056,905	96.72%

U.S. Treasury
U.S. Treasury Bill, 0.0%, due July 2, 2015		$57,000,000	$57,000,000	$57,000,000	103.90%
Total investments			$111,332,137	$110,056,905	200.62%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Formerly known as Advantis Healthcare Solutions, Inc.

(3)	Investment is on non-accrual status.

(4)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(5)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of June 30, 2015, less than 1% of the total fair value of investments represents non-qualifying assets.

(6)	Investment is non-income producing as of June 30, 2015.

(7)	Represents an illiquid investment. At June 30, 2015, 48.01% of the total fair value of investments are illiquid.

(8)	On June 29, 2015 the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. for $1,250,000. As of June 30, 2015, the entire $1,250,000 remains unfunded.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2014 (Audited)

Investments (6)	Headquarters / Industry	Principal Amount/Shares	Amortized Cost	Fair Value	% of Net Assets
Control investments
Princeton Capital Corporation
Common Stock Shares (1)		1,000	$-	$-	0.0%
Total control investments			-	-	0.0%

Non-control/non-affiliate investments
Neuralstem, Inc.	Germantown, MD
Common Stock (2)	Biotechnology	115,000	4,936	312,800	67.7%
Warrant, exercise price $5.00 per share, expires 8/30/2016 (3), (5)		1,000,000	50,000	156,060	33.8%
Total			54,936	468,860	101.5%
Rampart Detection Systems, Ltd. (4),	British Columbia
Common Stock Shares (5)	Security	600,000	1,200	1,200	0.3%
LMP Money Market Trust	Money Market Fund		213	213	0.0%
Total non-control/non-affiliate investments			56,349	470,273	101.8%
Total investments			$56,349	$470,273	101.8%

(1)	As of December 31, 2014, Princeton Capital Corporation had no assets or liabilities. This subsidiary was acquired in July 2014 in contemplation of the transaction completed on March 13, 2015.

(2)	As of December 31, 2014 the shares in Neuralstem were reported on a fair value basis valued at the closing market price of $2.72 per share. 95,000 shares were sold during 2014.

(3)	This investment in Neuralstem, Inc. is a warrant to purchase 1,000,000 shares of common stock. As of December 31, 2014 using a Black-Scholes Option Pricing Model, a $156,060 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no market for Neuralstem warrants carried as an investment.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2014, 0.26% of the total fair value of investments represents non-qualifying assets.

(5)	Represents an illiquid investment. At December 31, 2014, 33.44% of the total fair value of investments are illiquid.

(6)	All investments are non-income producing as of December 31, 2014.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”) unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013, with its principal office located in Kingston, New Jersey. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a Business Development Company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a BDC, we expect to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company does not believe it will meet the qualifications of a RIC for the 2015 tax year and expects to be taxed as a corporation under Subchapter C of the Code; however, the Company expects to qualify as a RIC for the 2016 tax year. We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment.  Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

June 30, 2015 (Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services - Investment Companies, which is U.S. GAAP.

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements.

The December 31, 2014 and June 30, 2014 financial statements were reclassified in order to be consistent with the new format used for the June 30, 2015 financial statements.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2015, the Company had control investments in Rockfish Holdings, LLC, Integrated Medical Partners, LLC and Advantis Certified Staffing Solutions, Inc. and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act.

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forgo the risks for gains and losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments in other non-security financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled are reported as receivables for investments sold or payable for investments acquired, respectively, in the Statements of Assets and Liabilities.

Valuation Processes

The Company establishes valuation processes and procedures to ensure that the valuation techniques for investments that are categorized within Level 3 of the fair value hierarchy are fair, consistent, and verifiable.  The Company’s board of directors designates a Valuation Committee (the “Committee”) to oversee the entire valuation process of the Company’s Level 3 investments.  The Committee is comprised of independent directors and reports to the Company’s board of directors.  The Committee is responsible for developing the Company’s written valuation processes and procedures, conducting periodic reviews of the valuation policies, and evaluating the overall fairness and consistent application of the valuation policies.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

The Committee meets on a quarterly basis, or more frequently as needed, to determine the valuations of the Company’s Level 3 investments.  Valuations determined by the Committee are required to be supported by market data, third-party pricing sources, industry accepted pricing models, counterparty prices, or other methods that the Committee deems to be appropriate.

The Company will periodically test its valuations of Level 3 investments through performing back testing of the sales of such investments by comparing the amounts realized against the most recent fair values reported, and if necessary, uses the findings to recalibrate its valuation procedures.  On a quarterly basis, the Company engages the services of a nationally recognized third-party valuation firm to perform an independent valuation of the Company’s Level 3 investments.

Investment Valuation

We expect that most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our board of directors, including reflecting significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Financial Accounting Standards Board Accounting Standards Codification “Fair Value Measurements and Disclosures”, or ASC 820. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations , and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

We will adjust the valuation of our portfolio quarterly to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

Debt Securities

The Company’s portfolio consists primarily of first lien loans, second lien loans, and unsecured loans. Investments for which market quotations are readily available (“Level 2 Loans”) are generally valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers. For other debt investments (“Level 3 Loans”), market quotations are not available and other techniques are used to determine fair value. The Company considers its Level 3 Loans to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 Loans, the Board considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions, success and prepayment fees, and other relevant factors, both qualitative and quantitative. In the event that a Level 3 Loan instrument is not performing, as defined above, the Board may evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 Loan instrument.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

Equity Investments

Our equity investments, including common stock, membership interests, and warrants, are generally valued using a market approach and income approach. The income approach utilizes primarily the discount rate to value the investment whereas the primary inputs for the market approach are the EBITDA multiple and revenue multiples. The Black-Scholes Option Pricing Model, a valuation technique that follows the income approach, is used to allocate the value of the equity to the investment. The pricing model takes into account the contract terms (including maturity) as well as multiple inputs, including time value, implied volatility, equity prices, risk free rates, and interest rates.

Cash

The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insured limit; however, management does not believe it is exposed to any significant credit risk.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income.  There was no income from such sources for the three or six months ended June 30, 2015 and June 30, 2014.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the quarter ending June 30, 2015 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Appreciation or Depreciation

Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Federal and State Income Taxes

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2015 taxable year. The Company recorded no current income tax expense or benefit during the year ended December 31, 2014 since it had a net operating loss. There were no capital loss carryforwards from the year ended December 31, 2014.

The Company recorded no deferred income tax expense or benefit for the year ended December 31, 2014 since it provided a full valuation allowance for deferred tax assets, which consisted primarily of net operating losses and temporary differences based on realized losses and unrealized depreciation of investments for financial statement purposes.

For federal and state purposes, a portion of the Company’s net operating loss carryforwards and basis differences may be subject to limitations on annual utilization in case of a change in ownership, as defined by federal and state law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of such tax attributes available to offset future profits may be significantly less than the actual amounts of the tax attributes.

The Company has provided a full valuation allowance for its deferred tax assets due to uncertainty of generating sufficient capital gains or taxable income in future periods to realize these assets. Beginning with its 2016 taxable year, the Company may elect to be treated as a RIC if it is in the best interests of the Company and the Company is able to satisfy the requirements under subchapter M of the Internal Revenue Code. As a RIC, the RIC generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. Accordingly, the RIC would no longer provide deferred taxes nor associated valuation allowance. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company not elect to be taxed as a RIC for 2016 or subsequently fails to qualify as a RIC and become a C corporation in the future.

In addition to meeting other requirements, the Company must generally distribute at least 90% of its investment company taxable income to qualify for the special treatment accorded to a RIC and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the federal income tax return for that fiscal year.

The Company did not have any material changes in unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal, Maryland, and New Jersey. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. At June 30, 2014, the Company had 100,000 Series B Preferred Shares convertible 100 for 1 outstanding. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock for the three and six months ended June 30, 2015 and three months ended June 30, 2014. For the six months ended June 30, 2014 the Series B Preferred Shares were included as it was dilutive.

Transactional Expenses

A portion of the assets acquired on March 13, 2015 from the Partnerships were used for legal and accounting fees related to the acquisition transaction and were expensed as professional fees.  The Company incurred $935,161 of professional fees related to the transaction for the period ended June 30, 2015.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

NOTE 4 – NET EARNINGS (LOSSES) PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings (losses) per common share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,263,808)	$(166,199)	$(2,216,212)	$588,994
Weighted average shares outstanding for period
Basic (2)	120,486,057	3,633,067	73,936,133	3,633,067
Diluted (2)	120,486,057	13,633,067	75,897,459	13,633,067
Basic and diluted earnings (loss) per common share
Basic	$(0.010)	$(0.046)	$(0.030)	$0.162
Diluted (3)	$(0.010)	$(0.046)	$(0.030)	$0.043

(1)	Per share data based on weighted average shares outstanding.
(2)	Includes retroactive application of 2 for 1 stock split.
(3)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the six months ended June 30, 2015 and the three months ended June 30, 2014 due to it being anti-dilutive.

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

Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the board of directors. Unobservable inputs reflect our board of director’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

During the six months ended June 30, 2015, there were no transfers between Level, 1, Level 2 or Level 3.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

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

The following table presents information about the Company’s assets measured at fair value as of June 30, 2015 and December 31, 2014, respectively:

	As of June 30, 2015 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,395,389	$14,395,389
Second Lien Loans	-	-	25,436,898	25,436,898
Unsecured Loans	-	-	381,494	381,494
Equity	164,900	-	12,678,224	12,843,124
Total Portfolio Investments	164,900	-	52,892,005	53,056,905
U.S. Treasury Bill	57,000,000	-	-	57,000,000
Total Investments	$57,164,900	$-	$52,892,005	$110,056,905

	As of December 31, 2014 (Audited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Equity	$313,013	$-	$157,260	$470,273
Total Investments	$313,013	$-	$157,260	$470,273

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2015 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$-	$-	$-	$157,260	$157,260
Common stock issued in exchange for investments	15,068,117	17,624,442	300,000	10,514,636	43,507,195
Amortization	(7,327)	-	-	-	(7,327)
Purchases of investments	2,500,000	8,000,000	95,000	-	10,595,000
Sales of investments	-	-	(13,506)	-	(13,506)
Payment-in-kind interest	77,249	118,677	-	-	195,926
Change in unrealized gain (loss) on investments	8,200	(306,221)	-	(1,244,522)	(1,542,543)
Transfers due to restructuring	(3,250,850)	-	-	3,250,850	-
Fair value at end of period	$14,395,389	$25,436,898	$381,494	$12,678,224	$52,892,005
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2015	$8,200	$(306,221)	$-	$(1,244,522)	$(1,542,543)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2014 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$-	$-	$-	$513,000	$513,000
Change in unrealized gain (loss) on investments	-	-	-	387,900	387,900
Fair value at end of period	$-	$-	$-	$900,900	$900,900
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2014	$-	$-	$-	$387,900	$387,900

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$5,903,000	Discounted Cash Flow	Discount Rate	13.75%
	5,979,750	Discounted Cash Flow	Discount Rate	12.8%%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-1.2x (0.9x)
	2,512,639	Recent Transaction Price	N/A	N/A
Total	14,395,389

Second Lien Loans	11,754,000	Discounted Cash Flow	Discount Rate	14.75%
	8,035,067	Recent Transaction Price	N/A	N/A
	5,647,831	Discounted Cash Flow	Discount Rate	15.6%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x -4.2x (2.25x)
Total	25,436,898

Unsecured Loans	381,494	Recent Transaction Price	N/A	N/A

Equity	12,678,224	Black-Scholes Option Pricing Model	Volatility	27.9%-80.9% (40.8%)
			Discount for lack of marketability	5.0%-12.0% (6.8%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x - 11.5x (4.4x)
		Income Approach	Discount Rate	5.0% - 15.6% (13.8%)
Total Level 3 Investments	$52,892,005

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien loans, second lien loans and unsecured loans), including income-producing investments in funds, is the discount rate. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. In determining the discount rate, for the income (discounted cash flow) or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels and credit quality, among other factors in its analysis. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate discount rate to use in the income approach.

The primary significant unobservable inputs used in the fair value measurement of the Company’s equity investments are the EBITDA multiple and revenue multiple, which is used to determine the Enterprise Value. Significant increases (decreases) in the Enterprise Value in isolation would result in a significantly higher (lower) fair value measurement. To determine the Enterprise Value for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate multiple to use in the market approach.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

The primary unobservable inputs used in the fair value measurement of the Company’s equity investments, when using an option pricing model to allocate the equity value to the investment, are the discount rate for lack of marketability and volatility. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) fair value measurement. Changes in one or more factors can have a similar directional change on other factors in determining the appropriate discount rate or volatility to use in the valuation of equity using an option pricing model.

NOTE 6 – RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

Our board of directors, including a majority of our independent directors, approved the investment advisory agreement (the “Investment Advisory Agreement”) at its meeting held on March 13, 2015. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, Princeton Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, Princeton Advisors:

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

The base management fees for the three and six months ended June 30, 2015 were estimated to be $237,331, all of which was payable to Princeton Advisors as of June 30, 2015. There were no management fees for the three and six months ended June 30, 2014.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

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

There were no incentive fees earned by Princeton Advisors for the three and six months ended June 30, 2015. There were no incentive fees for the three and six months ended June 30, 2014.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Princeton Advisors and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. See Note 10 for further information.

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

Administration Agreement

On March 13, 2015 the Company entered into an administration agreement (the “Administration Agreement”) with PCC Administrator, LLC (“PCC Administrator”), a wholly owned subsidiary of Princeton Advisors. The Administration Agreement provides that PCC Administrator furnishes us with office facilities and equipment and provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, PCC Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, PCC Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, PCC Administrator will also provide managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

Sub-Administration Agreement

The Administrator has engaged Conifer Asset Solutions LLC (the “Sub-Administrator”) to provide certain administrative services to us. In exchange for provided such services, the Administrator pays Conifer an asset-based fee with a $200,000 annual minimum as adjusted for any reimbursement of expenses. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $97,371 for the three and six months ended June 30, 2015 and sub-administration fees were $50,000 and $75,556, respectively, as shown on the Statements of Operations under administration fees. There were no administration fees or sub-administration fees earned by the PCC Administrator or Sub-Administrator for the three and six months ended June 30, 2014.

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2015, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

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

As disclosed in the Company’s Form 8-K filed with the SEC on June 30, 2016, on June 28, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $390,000 with Munish Sood, as Lender, in order to purchase certain assets to maintain its RIC status. Mr. Sood is the Company’s Chief Executive Officer and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on July 11, 2016.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Six months ended June 30, 2015	Six months ended June 30, 2014
	(unaudited)	(unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.254	$0.282
Net investment income (loss)	(0.008)	(0.019)
Change in unrealized gain (loss)	(0.023)	0.127
Realized gain (loss)	0.001	0.054
Change in capital share transactions	0.231	-
Net asset value at end of period	$0.455	$0.444
Total return based on net asset value (2)	(11.81)%	44.6%
Weighted average shares outstanding for period, basic	73,936,133	3,633,067
Ratio/Supplemental Data:
Net assets at end of period	$54,857,386	$1,614,487
Average net assets	$34,238,803	$1,319,990
Annualized ratio of net operating expenses to average net assets (3)	7.6%	5.3%
Annualized ratio of net investment income (loss) to average net assets (3)	(0.9)%	5.3%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	6.2%	5.3%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	(10.3)%	44.6%
Portfolio Turnover	0.4%	2.1%

(1)	Financial highlights are based on weighted average basic shares outstanding.

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets, net investment income (loss) to average net assets net increase (decrease) in net assets resulting from operations to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the six months ended June 30, 2015 the Company incurred $935,161 of professional fees related to the March 13, 2015 transaction, which were deemed to be non-recurring.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

	Year Ended December 31,
	2014		2013		2012		2011
	(audited)		(audited)		(audited)		(audited)
Per Share Data (1):
Net asset value at beginning of period	$0.564		$0.174		$0.204		$0.827
Net investment loss	(0.144)		(0.062)		(0.068)		(0.071)
Change in unrealized appreciation (depreciation)	(0.358)		0.388		(0.004)		(0.572)
Realized Gain	0.192		0.064		0.042		0.020
Net asset value at end of period	$0.254		$0.564		$0.174		$0.204
Total return based on net asset value (2)	(55.0)%		224.1%		(14.7)%		(75.3)%
Weighted average shares outstanding for period, basic	1,816,534		1,816,534		1,816,534		1,816,534
Raito/Supplemental Data:
Net assets at end of period	$462,022		$1,025,493		$317,502		$369,642
Average net assets	$743,758		$671,498		$343,572		$935,698
Annualized ratio of net operating expenses to average net assets	35.2%		16.6%		35.6%		13.7%
Annualized ratio of net investment loss to average net assets	35.2%		16.6%		35.6%		13.7%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	35.2%		16.2%		34.6%		13.5%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	(75.8	)%(3)	105.4	%(3)	(15.2	)%(3)	(120.9	)%(3)
Portfolio Turnover	31.2	%(3)	14.7	%(3)	17.9	%(3)	3.8	%(3)

(1)	Financial highlights are based on weighted average shares outstanding.

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

(3)	Unaudited

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of June 30, 2015. The unfunded commitment is accounted for under ASC 820. Below represents the unfunded loan commitment as of June 30, 2015.

Portfolio Company:	Investment Type	Unfunded Commitment
Rockfish Seafood Grill, Inc.	Revolving line of credit	$1,250,000

As of June 30, 2015 there were no legal proceedings against the Company or any of its officers or directors.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

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

On June 17, 2016, a Stipulation and Order of Dismissal of Claims (the “Dismissal Order”) against the Settling Defendants (which includes the Company) and Tuchman (collectively, the “Dismissed Defendants”) was entered in the Delaware Court of Chancery. The Dismissal Order, which was dated June 10, 2016, dismissed with prejudice the claims brought by the Plaintiffs against the Dismissed Defendants. The Dismissal Order did not dismiss the claims against Jackson, CPM, CPA or PIA.

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

NOTE 9 – UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

The Company’s investments are primarily in private small and lower middle-market companies. In accordance with Rules 3.09 and 4.08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. In evaluating these investments, there are three tests utilized to determine if any of the Company’s control investments are considered significant subsidiaries; the investment test, the asset test, and the income test. Rule 3.09 of Regulation S-X, as interpreted by the SEC, requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceed 20% of the Company’s total investments at fair value, total assets or total income. Rule 4-08(g) of Regulation S-X requires summarized financial information of an unconsolidated subsidiary in an annual report if any of the three tests exceeds 10% of the Company’s total investments at fair value, total assets or total income and summarized financial information in a quarterly report if any of the three tests exceeds 20% of the Company’s total amounts.

As of June 30, 2015, the Company had no single majority owned control investment that represented greater than 20% of its total investments. After performing the income test for the six months ended June 30, 2015, the Company has determined that its income from both of its majority owned control investments individually generated more than 20% of its total income, primarily due to the unrealized appreciation (depreciation) that was recognized on the investments during the six months ended June 30, 2015. As such, Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. were considered significant subsidiaries at the 20% level as of June 30, 2015. Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company, was also considered a significant subsidiary at the 10% level at June 30, 2015.

The following tables shows the summarized financial information for Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc. and Integrated Medical Partners, LLC (numbers in thousands):

	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC
	As of June 30, 2015 (unaudited)	As of June 30, 2015 (unaudited)	As of June 30, 2015 (unaudited)
Balance Sheet
Current Assets	$115	$3,468	$1,757
Noncurrent Assets	4,003	3,612	5,847
Current Liabilities	3,569	11,465	2,545
Noncurrent Liabilities	10,307	10,147	450

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC
	Six Months Ended June 30, 2015 (unaudited)	Six Months Ended June 30, 2015 (unaudited)	Six Months Ended June 30, 2015 (unaudited)
Income Statement
Net Revenue	$11,997	$9,987	$5,545
Gross Profit	8,139	2,449	2,348
Net Income (Loss)	(369)	(981)	(502)

NOTE 10 – SUBSEQUENT EVENTS

Portfolio Activity

●	On July 14, 2015, the Company sold 51,000 shares of common stock of Neuralstem, Inc. for a net amount of $87,443.

●	On July 20, 2015, the Company sold 34,000 shares of common stock of Neuralstem, Inc. for a net amount of $58,554.

●	On July 28, 2015, the Company funded $200,000 on the Rockfish Seafood Grill, Inc. revolving line of credit.

●	On August 27, 2015, the Company funded $250,000 on the Rockfish Seafood Grill, Inc. revolving line of credit.

●	Integrated Medical Partners, LLC has been in payment default on its unsecured note to the Company since September 1, 2015.

●	On October 13, 2015, the Company funded $208,000 on the Rockfish Seafood Grill, Inc. revolving line of credit.

●	On November 4, 2015, the Company funded $185,000 on the Rockfish Seafood Grill, Inc. revolving line of credit.
●	On November 19, 2015, the Company funded $208,000 on the Rockfish Seafood Grill, Inc. revolving line of credit.

●	Performance Alloys, LLC has been in payment default on its senior subordinated note to the Company since January 1, 2016.

●	South Boots Hill, LLC has been in payment default on its senior note to the Company since January 1, 2016.

●	February 17, 2016, the Company invested an additional $195,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

●	In February 2016, the Company entered into a modification agreement of the Senior Secured Note Purchase Agreement with Lone Star Brewery Development, Inc. to defer the interest payment due on December 31, 2015 to March 31, 2016. The company earned a $25,000 modification fee for the modification. Lone Star Brewery Development, Inc. defaulted on the payments due on March 31, 2016.

●	On May 19, 2016, the Company amended the Note Purchase Agreement with Great Value Storage, LLC to defer interest payments until June 30, 2016 and extend the maturity of the note until December 31, 2018. The Company earned a $50,000 modification fee for this amendment. Great Value Storage, LLC resumed interest payment on June 30, 2016.

●	On May 24, 2016, the Company invested an additional $85,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

Investment Advisory Agreement

As reported on the Company’s Form 8-K filed on January 22, 2016, on January 18, 2016 the Board of Directors of the Company conditionally approved the New Investment Advisory Agreement between the Company and Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Group”) (the “New Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. On June 9, 2016, the Company’s stockholders approved the New Investment Advisory Agreement. The effective date of the New Investment Advisory Agreement was June 9, 2016. The Board of Directors of the Company previously approved the termination of the Investment Advisory Agreement between the Company and Princeton Investment Advisors, LLC (the “Terminated Investment Advisory Agreement”), such termination becoming effective on June 9, 2016, the date the New Investment Advisory Agreement was approved and adopted by the stockholders of the Company.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2014 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2015.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at June 30, 2015	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2014	Purchases (2)	Change in Unrealized Gains/Losses	Transfer from Restructuring	Fair Value at June 30, 2015
Control Investments

Rockfish Seafood Grill, Inc.
First Lien Loan	$5,979,750	$69,417	$-	$9,230,600	$-	$(3,250,850)	$5,979,750
Warrant (1)	10%	-	-	-	-	-	-
Membership Interest (1)	99.997%	-	-	898,746	(985,075)	3,250,850	3,164,521

Integrated Medical Partners, LLC
Unsecured Loan	$286,494	1,772	-	286,494	-	-	286,494
Preferred Membership – Class A (1)	800	-	-	4,196,937	(268,363)	-	3,928,574
Preferred Membership – Class B (1)	760	-	-	29,586	(1,892)	-	27,694
Common Stock (1)	14,082	-	-	-	-	-	-

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan (1)	$6,435,000	-	-	5,954,270	(306,439)	-	5,647,831
Unsecured Loan (1)	$95,000	-	-	95,000	-	-	95,000
Warrant (1)	1	-	-	2,025	(645)	-	1,380
Common Stock – Series A (1)	225,000	-	-	1,822	(580)	-	1,242
Common Stock – Series B (1)	9,500,000	-	-	78,770	(26,342)	-	52,428

Total Control Investments		71,189	-	20,774,250	(1,589,336)	-	19,184,914

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	-	-	2,391,001	5,108	-	2,396,109
Preferred Membership, Class BB units (1)	500,000	-	-	2,915,749	6,229	-	2,921,978

Total Affiliate Investments		$-	$-	$5,306,750	$11,337	$-	$5,318,087

(1)	Non-income producing security.
(2)	Includes PIK interest and common stock issued in exchange for investments.

End of notes to financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”) unless the context specifically requires otherwise.

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

Overview

We are an externally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We originate and invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in private small and lower middle-market companies. We are managed by Princeton Advisors and PCC Administrator LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, and corresponding equity investments.

At June 30, 2015, the Company had investments in 10 portfolio companies. The total cost and fair value of the positions were approximately $54.3 million and $53.1 million, respectively. The Company also held 1 U.S. Treasury Bill at June 30, 2015. The composition of our investments by asset class as of June 30, 2015 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$14,387,189	$14,395,389	13.1%
Second Lien Loans	25,743,120	25,436,898	23.1
Unsecured Loans	381,494	381,494	0.3
Equity	13,820,334	12,843,124	11.7
Total Portfolio Investments	54,332,137	53,056,905	48.2
U.S. Treasury Bill	57,000,000	57,000,000	51.8
Total Investments	$111,332,137	$110,056,905	100.0%

At December 31, 2014, the Company had investments in 3 portfolio companies. The total cost and fair value of the 3 positions were $56,136 and $470,273, respectively. The composition of our investments by asset class as of December 31, 2014 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
Equity	$56,136	$470,273	100.0%
Total Investments	$56,136	$470,273	100.0%

At June 30, 2015, our weighted average yield based upon cost of our portfolio investments was approximately 13.90% of which approximately 11.22% is current cash interest, all bearing a fixed rate of interest. As of December 31, 2014 we did not have any income bearing investments.

At June 30, 2015 and December 31, 2014, we held approximately $57.0 million and $0.0 million of United States Treasury securities, respectively. The United States Treasury securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

During the six months ended June 30, 2015, we made $10.5 million of investments in 2 new portfolio companies. The primary portfolio investment activities for the six months ended June 30, 2015 are as follows:

●	On March 31, 2015, the Company invested $2.5 million in South Boots Hill, LLC. This investment will bear interest at 14% (2% PIK) and will mature on March 31, 2018.

●	On April 10, 2015, the Company invested $7.6 million in Lone Star Brewery Development Inc. and an additional $0.4 million on May 22, 2015. This investment will bear interest at 14% (2% PIK) and will mature on April 10, 2018.

●	On April 14, 2015, the Company invested an additional $95,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

●	On June 1, 2015, the Company restructured the first lien loan to Rockfish Seafood Grill, Inc. by reducing the outstanding principal balance on the note to $5,950,000 and amending the interest rate to 14% (6% PIK).

●	On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease that Rockfish Seafood Grill, Inc. entered into. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. Through the date of filing, the guaranteed amount has reduced to approximately $253,674.

●	On June 29, 2015, the Company extended to Rockfish Seafood Grill, Inc. a revolving line of credit in the amount of $1,250,000, with an 8% interest rate paid monthly, and a maturity date of June 29, 2016. This revolver will share a first lien position with the other loan investment by the Company.

Asset Quality

In addition to various risk management and monitoring tools, Princeton Advisors uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

●	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

●	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

●	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

●	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

●	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015			As of December 31, 2014
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	34,470,950	60.5%	7	—	—	—
3	—	—	—	—	—	—
4	5,742,831	10.1%	1	—	—	—
5	—	—	—	—	—	—
	$40,213,781	70.6%	8	$—	—	—

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2015 we had 2 loans on non-accrual status and as of December 31, 2014, we had no loans on non-accrual status.

Results of Operations

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

Expenses

Our primary operating expenses include the payment of fees to Princeton Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	the cost of calculating our net asset value, including the cost of any third-party valuation services; the cost of effecting sales and repurchases of shares of our common stock and other securities;

●	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	brokerage commissions;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by Princeton Capital or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Total	Per Share (1)	Total	Per Share (1)

Investment Income
Interest Income (2)	$1,013,851	$0.008	$-	$-
Other Income	8,902	0.000	-	-
Total Investment Income	1,022,753	0.008	-	-

Operating Expenses
Management Fees	237,331	0.002	-	-
Administration Fees	147,371	0.001	-	-
Professional Fees	94,360	0.001	24,788	0.007
Director’s Fees	39,429	0.000	-	-
Compliance Fees	66,237	0.001	-	-
Accounting Fees – Related Party	-	-	14,100	0.004
Bank Fees	-	-	-	-
Insurance Expense	22,658	0.000	-	-
Interest Expense	2,965	0.000	86	0.000
Other General and Administrative Expenses	97,603	0.001	1,277	0.000
Net Operating Expenses	707,954	0.006	40,251	0.011

Net Investment Gain (Loss) Before Tax	314,799	0.003	(40,251)	(0.011)
Income Tax Benefit	-	-	981	0.000
Net Investment Loss After Tax	314,799	0.003	(39,270)	(0.011)
Net Change in Unrealized Gain (Loss)	(1,567,726)	(0.013)	(305,700)	(0.084)
Net Realized Gain (Loss)	(10,881)	(0.000)	178,771	0.049

(1)	The basic per share figures noted above are based on a weighted average of 120,486,057 and 3,633,067 shares outstanding for the three months ended June 30, 2015 and June 30, 2014, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financials highlights of our Financial Statements.

(2)	Interest income includes PIK interest of $176,924 and $0 for the three months ended June 30, 2015 and June 30, 2014, respectively.

Operating Expenses

Operating expenses increased from $40,251 for the three months ended June 30, 2014 to $707,954 for the three months ended June 30, 2015. The increase is primarily due to the Company paying management fees to the Investment Adviser and administration fees to the Administrator.

Operating expenses per share decreased from $0.011 per share for the three months ended June 30, 2014 to $0.006 for the three months ended June 30, 2015.

Net Investment Income (Loss)

Net investment gain (loss) increased from a loss of $39,270 for the three months ended June 30, 2014 to a gain of $314,799 for the three months ended June 30, 2015. This increase was primarily due to an increase in interest income from our portfolio companies due our expanding investment portfolio which was offset by our increased operating expenses. During the three months ended June 30, 2014, no investment income was generated.

Net investment income (loss) per share increased from a loss of $0.011 per share for the three months ended June 30, 2014 to a gain of $0.003 per share for the three months ended June 30, 2015.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2015, we recognized $10,881 of realized losses primarily in connection with the Big Lake escrow payment.

For the three months ended June 30, 2014, we recognized $178,771 of realized gain primarily in connection with the sale of Neuralstem, Inc. common stock.

Net Change in Unrealized Gains (Losses)

Net change in unrealized gains (losses) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized loss on investments totaled $1,567,726 for the three months ended June 30, 2015 primarily in connection with a loss of $985,075 on the membership interest in Rockfish Holdings, LLC, a loss of $306,439 on the second lien loan to Advantis Certified Staffed Solutions Inc. and a loss of $268,363 on the membership interest – Class A units in Integrated Medical Partners, LLC.

Net change in unrealized loss on investments totaled $305,700 for the three months ended June 30, 2014 primarily in connection with the sale of Neuralstem, Inc. common stock.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Total	Per Share (1)	Total	Per Share (1)
Investment Income
Interest Income (2)	$1,135,347	$0.015	$-	$-
Other Income	8,907	0.000	-	-
Total Investment Income	1,144,254	0.015	-	-

Operating Expenses
Management Fees	237,331	0.003	-	-
Administration Fees	168,927	0.002	-	-
Professional Fees	1,081,446	0.015	39,448	0.011
Director’s Fees	43,029	0.001	-	-
Compliance Fees	66,237	0.001	-	-
Accounting Fees – Related Party	-	-	28,200	0.008
Bank Fees	2,050	0.000	-	-
Insurance Expense	29,355	0.000	-	-
Interest Expense	2,965	0.000	250	0.000
Other General and Administrative Expenses	133,129	0.002	2,704	0.000
Net Operating Expenses	1,764,469	0.024	70,602	0.019

Net Investment Gain (Loss) Before Tax	(620,215)	(0.008)	(70,602)	(0.019)
Income Tax Benefit	-	-	981	0.000
Net Investment Gain (Loss) After Tax	(620,215)	(0.008)	(69,621)	(0.019)
Net Change in Unrealized Gain (Loss)	(1,689,156)	(0.023)	461,665	0.127
Net Realized Gain (Loss)	93,159	0.001	196,950	0.054

(1)	The basic per share figures noted above are based on a weighted average of 73,936,133 and 3,633,067 shares outstanding for the six months ended June 30, 2015 and June 30, 2014, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financials highlights of our Financial Statements.

(2)	Interest income includes PIK interest of $195,926 and $0 for the six months ended June 30, 2015 and June 30, 2014, respectively.

Operating Expenses

Operating expenses increased from $70,602 for the six months ended June 30, 2014 to $1,764,469 for the six months ended June 30, 2015. The increase is primarily due to legal and accounting fees for $935,161 related to the acquisition transaction which is included in professional fees. Additionally, the Company pays management fees to the Investment Adviser and administration fees to the Administrator.

Operating expenses per share increased from $0.019 per share for the six months ended June 30, 2014 to $0.024 for the six months ended June 30, 2015.

Net Investment Income (Loss)

Net investment income (loss) increased from a loss of $69,621 for the six months ended June 30, 2014 to a loss of $620,215 for the six months ended June 30, 2015. This increase was primarily due to legal and accounting fees for $935,161 related to the acquisition transaction which is included in professional fees. This was offset by an increase in interest income from our portfolio companies due our expanding investment portfolio.

Net investment income (loss) per share decreased from a loss of $0.019 per share for the six months ended June 30, 2014 to a loss of $0.008 per share for the six months ended June 30, 2015.

Net Realized Gains and Losses

For the six months ended June 30, 2015, we recognized $93,159 of realized gain primarily in connection with a gain of $104,040 on the sale of the common stock in Neuralstem, Inc.

For the six months ended June 30, 2014, we recognized $196,950 of realized gain primarily in connection with the sale of Neuralstem, Inc. common stock.

Net Change in Unrealized Gains (Losses)

Net change in unrealized loss on investments totaled $1,689,156 for the six months ended June 30, 2015 primarily in connection with a loss of $985,075 on the membership interest in Rockfish Holdings, LLC, a loss of $306,439 on the second lien loan to Advantis Certified Staffed Solutions Inc. and a loss of $268,363 on the membership interest – Class A units in Integrated Medical Partners, LLC.

Net change in unrealized gain on investments totaled $461,665 for the six months ended June 30, 2014 primarily in connection with the increase in valuation of the Neuralstem, Inc. warrant.

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

As of June 30, 2015, we had $80,951 in cash, and our net assets totaled $54,857,386. We believe that our current cash on hand, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual obligations

We have entered into two contracts under which we have material future commitments, the Investment Advisory Agreement, pursuant to which the Princeton Advisors serve as our investment adviser, and the Administration Agreement, pursuant to which our Administrator agrees to furnish us with certain administrative services necessary to conduct our day-to-day operations. Payments under the Investment Advisory Agreement in future periods will be equal to: (1) a percentage of the value of our gross assets; and (2) an incentive fee based on our performance. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by our Administrator.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will not be affected by changes in variable interest rates, including LIBOR as all of our outstanding loan portfolio bore interest as fixed rates as of June 30, 2015.

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

(b) Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2015, a change in our internal controls over financial reporting occurred related to the transaction on March 13, 2015. The Company is now externally managed by Princeton Advisors and has separate individuals acting as the Chief Executive Officer, Chief Financial Officer and Chief Compliance Officer of the Company. Multiple individuals will oversee the financial reporting of the company and allow for a greater segregation of duties.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2015 there were no legal proceedings against the Company or any of its officers or directors.

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

On June 17, 2016, a Stipulation and Order of Dismissal of Claims (the “Dismissal Order”) against the Settling Defendants (which includes the Company) and Tuchman (collectively, the “Dismissed Defendants”) was entered in the Delaware Court of Chancery. The Dismissal Order, which was dated June 10, 2016, dismissed with prejudice the claims brought by the Plaintiffs against the Dismissed Defendants. The Dismissal Order did not dismiss the claims against Jackson, CPM, CPA or PIA.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

PRINCETON CAPITAL CORPORATION

Date: August 10, 2016	/s/ Munish Sood
Munish Sood
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2016	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer
(Principal Financial and Accounting Officer)