Form 10-Q
period 2015-09-30
PRINCETON CAPITAL CORP
filed 2016-09-19
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of September 19, 2016 was 120,486,061.

PRINCETON CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Control investments at fair value (cost of $21,306,368 and $0, respectively)	$17,233,476	$-
Affiliate investments at fair value (cost of $5,306,750 and $0, respectively)	5,004,388	-
Non-control/non-affiliate investments at fair value (cost of $28,576,730 and $56,349, respectively)	26,059,219	470,273
Total investments at fair value (cost of $55,189,848 and $56,349, respectively)	48,297,083	470,273
Cash	188,808	22,999
Deposits	1,410,000	-
Due from portfolio companies	84,418	-
Due from affiliates	25,916	-
Interest receivable	314,882	-
Prepaid expenses	131,558	-
Total assets	50,452,665	493,272

LIABILITIES
Accrued management fees	224,562	-
Accounts payable (Note 2)	495,619	12,150
Accounts payable – related party	-	18,500
Due to affiliates	12,349	-
Dividends payable	600	600
Insurance loan payable	19,500	-
Accrued expenses and other liabilities	137,262	-
Total liabilities	889,892	31,250

Commitments and contingencies (Note 8)	-	-

Net assets	$49,562,773	$462,022

NET ASSETS
Preferred stock, no par value
Series A – 50,000 shares authorized, none issued or outstanding	$-	$-
Series B – 500,000 shares authorized, 100,000 issued and outstanding at December 31, 2014	-	500
Common Stock, par value $0.001 per share (250,000,000 authorized; 120,486,061 issued and outstanding at September 30, 2015 and 50,000,000 shares authorized, 3,633,067 shares issued and outstanding at December 31, 2014)	120,486	3,633
Paid-in capital	64,868,283	8,373,060
Accumulated undistributed net realized gain	235,507	-
Distributions in excess of net investment income	(8,768,738)	(8,329,095)
Accumulated unrealized gain (loss) on investments	(6,892,765)	413,924
Total net assets	$49,562,773	$462,022
Net asset value per share	$0.411	$0.254

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$998,554	$-	$2,062,712	$-
Interest income from control investments	219,160	-	290,349	-
Other income	10,001	-	18,908	-
Total investment income	1,227,715	-	2,371,969	-

OPERATING EXPENSES
Management fees	224,562	-	461,893	-
Administration fees	150,786	-	319,713	-
Professional fees (1) (Note 2)	385,253	25,282	1,466,699	64,730
Compliance fees	90,510	-	156,747	-
Directors’ fees	27,264	-	70,293	-
Accounting fees – related party	-	24,025	-	52,225
Consulting fees	-	75,000	-	75,000
Bank fees	-	-	2,050	-
Insurance expense	24,375	-	53,730	-
Interest expense	1,312	-	4,277	250
Other general and administrative expenses	143,081	15,067	276,210	17,771
Total operating expenses	1,047,143	139,374	2,811,612	209,976

Net investment income (loss) before tax	180,572	(139,374)	(439,643)	(209,976)
Income tax benefit	-	-	-	981
Net investment income (loss) after taxes	180,572	(139,374)	(439,643)	(208,995)
Net realized gain (loss) on:
Non-control/non-affiliate investments	142,348	152,708	246,388	349,657
Affiliate investments	-	-	-	-
Control investments	-	-	-	-
US Treasury Bills	-	-	(533)	-
Cash	-	-	(10,348)	-
Net realized gain (loss)	142,348	152,708	235,507	349,657
Net change in unrealized loss on investments	(5,617,533)	(779,687)	(7,306,689)	(318,022)
Net realized and unrealized gain (loss) on investments	(5,475,185)	(626,979)	(7,071,182)	31,635
Net decrease in net assets resulting from operations	$(5,294,613)	$(766,353)	$(7,510,825)	$(177,360)

Net investment income (loss) per share
Basic	$0.001	$(0.038)	$(0.005)	$(0.058)
Diluted (2)	$0.001	$(0.038)	$(0.005)	$(0.058)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.044)	$(0.211)	$(0.084)	$(0.049)
Diluted (2)	$(0.044)	$(0.211)	$(0.084)	$(0.049)
Weighted average shares of common stock outstanding
Basic (3)	120,486,061	3,633,067	89,623,288	3,633,067
Diluted (3)	120,486,061	13,633,067	90,923,654	13,633,067

(1)	Includes $935,161 of legal and accounting fees related to the transaction that occurred on March 13, 2015. See Note 1 of the Notes to Financial Statements.
(2)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the nine months ended September 30, 2015 and September 30, 2014 and the three months ended September 30, 2014 due to it being anti-dilutive. Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net investment income (loss) per share for the nine months ended September 30, 2015 and September 30, 2014 and for the three months ended September 30, 2014 due to it being anti-dilutive.
(3)	Includes retroactive application of 2 for 1 stock split.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(439,643)	$(208,995)
Net realized gain on investments	235,507	349,657
Net change in unrealized loss on investments	(7,306,689)	(318,022)
Net decrease in net assets resulting from operations	(7,510,825)	(177,360)

Capital share transactions:
Purchase of investments for common stock	56,611,576	-
Net increase in net assets resulting from capital share transactions	56,611,576	-

Total increase (decrease) in net assets	49,100,751	(177,360)
Net assets at beginning of period	462,022	1,025,493
Net assets at end of period	$49,562,773	$848,132

Capital share activity:
Common stock
Reverse stock split	(1,816,534)	-
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	3,185,201	-
Issuance of common stock for investments (1)	115,484,327	-
Common stock outstanding at the beginning of period	3,633,067	3,633,067
Common stock outstanding at the end of period	120,486,061	3,633,067
Preferred stock - series B
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	(100,000)	-
Preferred stock outstanding at the beginning of period	100,000	100,000
Preferred stock outstanding at the end of period	-	100,000

(1)	The shares issued were based on a pre-valuation presumed fair value of $60.9 million.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(7,510,825)	$(177,360)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(11,045,000)	-
U.S. Treasury Bill	(97,005,333)	-
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	274,615	368,136
U.S. Treasury Bill	97,004,800	-
Net change in unrealized loss on investments	7,306,689	318,022
Net realized gain on investments	(245,855)	(349,657)
Increase in investments due to PIK	(624,348)	-
Amortization of fixed income premium or discounts	14,817	-
Changes in other assets and liabilities:
Deposits	(1,410,000)	-
Due from portfolio companies	(84,418)	-
Due from affiliates	(25,916)	-
Interest receivable	(314,882)	-
Prepaid expenses	(131,558)	-
Accrued management fees	224,562	-
Accounts payable	483,469	(12,841)
Accounts payable – related party	(18,500)	(94,160)
Due to affiliates	12,349	-
Accrued expenses and other liabilities	137,263	-
Net cash provided by (used in) operating activities	(12,958,071)	52,140

Cash flows from financing activities:
Officer loans and interest payable	-	(13,000)
Insurance loan payable	19,500	-
Net cash received from common shares issued	13,104,380	-

Net cash provided by (used in) financing activities	13,123,880	(13,000)
Net increase in cash	165,809	39,140
Cash at beginning of period	22,999	22,771
Cash at end of period	$188,808	$61,911

Supplemental and non-cash financing activities:
Common stock issued in exchange for investments	$43,507,195	$-
Dividends declared, but not yet paid	$600	$-
Interest expense paid	$19,094	$1,193
Transfer due to restructuring of investments in Rockfish Seafood Grill, Inc.	$3,250,850	$-

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2015 (Unaudited)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (4), (7)	Casual Dining	$6,071,440	$6,071,440	$6,071,440	12.25%
Revolving Loan, 8% Cash, due 6/29/2016 (7), (8)		$450,000	450,000	450,000	0.91%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (6), (7)		10.00%	414,960	387,867	0.78%
Membership Interest – Class A(6), (7)		99.997%	3,734,636	3,490,695	7.05%
Total			10,671,036	10,400,002	20.99%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (3), (7)	Medical Business Svcs	$276,922	276,922	276,922	0.56%
Preferred Membership, Class A units (6), (7)		800	4,196,937	2,317,031	4.67%
Preferred Membership, Class B units (6), (7)		760	29,586	19,366	0.04%
Common Stock (6), (7)		14,082	-	13	0.00%
Total			4,503,445	2,613,332	5.27%
Advantis Certified Staffing Solutions, Inc. (2)	Austin, TX
Second Lien Loan, 12.5% Cash, due 3/31/2018 (3), (6), (7)	Staffing	$6,435,000	5,954,270	4,097,546	8.27%
Unsecured Loan, 5.0%, Cash due 3/31/2018 (3), (6), (7)		$95,000	95,000	95,000	0.19%
Warrant for 250,000 Common Stock Shares, exercise price $0.01 per share, expires 12/09/2017 (6), (7)		1	2,071	692	0.00%
Common Stock - Series A Shares (6), (7)		225,000	1,864	622	0.00%
Common Stock - Series B Shares (6), (7)		9,500,000	78,682	26,282	0.05%
Total			6,131,887	4,220,142	8.51%
Total control investments			21,306,368	17,233,476	34.77%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (6), (7)	Home Furnishings Mfg	500,000	2,391,001	2,241,970	4.52%
Preferred Membership, Class BB units (6), (7)		500,000	2,915,749	2,762,418	5.58%
Total			5,306,750	5,004,388	10.10%
Total affiliate investments			5,306,750	5,004,388	10.10%
Non-control/non-affiliate investments
Performance Alloys, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2017 (4), (7)	Nickel Pipe, Fittings & Flanges	$11,829,429	11,829,429	9,301,000	18.77%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (4), (7)	Real Estate Development	$8,076,135	8,076,135	8,076,000	16.29%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (4), (7)	Storage Company Property Management	$5,997,766	6,094,485	6,110,000	12.34%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (4), (7)	Energy Services	$2,525,481	2,525,481	2,525,000	5.09%
Neuralstem, Inc.	Germantown, MD
Warrant for 1,000,000 shares, exercise price $5.00 per share, expires 8/30/2016 (6), (7)	Biotechnology	1	50,000	46,019	0.09%

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2015 (Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares(5), (6), (7)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			28,576,730	26,059,219	52.58%
Total portfolio investments			$55,189,848	$48,297,083	97.45%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Formerly known as Advantis Healthcare Solutions, Inc.

(3)	Investment is on non-accrual status.

(4)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(5)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of September 30, 2015, less than 1% of the total fair value of investments represents non-qualifying assets.

(6)	Investment is non-income producing as of September 30, 2015.

(7)	Represents an illiquid investment. At September 30, 2015, 100% of the total fair value of investments are illiquid.

(8)	On June 29, 2015 the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. for $1,250,000. As of September 30, 2015, the $800,000 remains unfunded.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2014 (Audited)

Investments (6)	Headquarters / Industry	Principal Amount/Shares	Amortized Cost	Fair Value	% of Net Assets
Control investments
Princeton Capital Corporation
Common Stock Shares (1)		1,000	$-	$-	0.0%
Total control investments			-	-	0.0%
Non-control/non-affiliate investments
Neuralstem, Inc.	Germantown, MD
Common Stock (2)	Biotechnology	115,000	4,936	312,800	67.7%
Warrant, exercise price $5.00 per share, expires 8/30/2016 (3), (5)		1,000,000	50,000	156,060	33.8%
Total			54,936	468,860	101.5%
Rampart Detection Systems, Ltd. (4),	British Columbia
Common Stock Shares (5)	Security	600,000	1,200	1,200	0.3%
LMP Money Market Trust	Money Market Fund		213	213	0.0%
Total non-control/non-affiliate investments			56,349	470,273	101.8%
Total investments			$56,349	$470,273	101.8%

(1)	As of December 31, 2014, Princeton Capital Corporation had no assets or liabilities. This subsidiary was acquired in July 2014 in contemplation of the transaction completed on March 13, 2015.

(2)	As of December 31, 2014 the shares in Neuralstem were reported on a fair value basis valued at the closing market price of $2.72 per share. 95,000 shares were sold during 2014.

(3)	This investment in Neuralstem, Inc. is a warrant to purchase 1,000,000 shares of common stock. As of December 31, 2014 using a Black-Scholes Option Pricing Model, a $156,060 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no market for Neuralstem warrants carried as an investment.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2014, 0.26% of the total fair value of investments represents non-qualifying assets.

(5)	Represents an illiquid investment. At December 31, 2014, 33.44% of the total fair value of investments are illiquid.

(6)	All investments are non-income producing as of December 31, 2014.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

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

September 30, 2015 (Unaudited)

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

The December 31, 2014 and September 30, 2014 financial statements were reclassified in order to be consistent with the new format used for the September 30, 2015 financial statements.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2015, the Company had control investments in Rockfish Holdings, LLC, Integrated Medical Partners, LLC and Advantis Certified Staffing Solutions, Inc. and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act.

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

September 30, 2015 (Unaudited)

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

September 30, 2015 (Unaudited)

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income.  There was no income from such sources for the three or nine months ended September 30, 2015 and September 30, 2014.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the quarter ending September 30, 2015 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Appreciation or Depreciation

Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 8.  It is undeterminable at this time the ultimate responsibility for amounts invoiced to the Company by two of the law firms that provided services, as these invoices were for the entire law firm’s fees even though they represented multiple parties and the Company believes that some of these services rendered were provided for other represented parties. For the three and nine months ended September 30, 2015, the Company was invoiced legal fees by these two law firms related to this lawsuit in the amount of $233,112, which are included in professional fees on the Statements of Operations. As of September 30, 2015 these fees are included in accounts payable on the Statements of Assets and Liabilities.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. At September 30, 2014, the Company had 100,000 Series B Preferred Shares convertible 100 for 1 outstanding. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock for the three and nine months ended September 30, 2015 and three and nine months ended September 30, 2014.

Transactional Expenses

A portion of the assets acquired on March 13, 2015 from the Partnerships were used for legal and accounting fees related to the acquisition transaction and were expensed as professional fees. The Company incurred $935,161 of professional fees related to the transaction for the period ended September 30, 2015.

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

September 30, 2015 (Unaudited)

NOTE 4 – NET EARNINGS (LOSSES) PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings (losses) per common share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(5,294,613)	$(766,353)	$(7,510,825)	$(177,360)
Weighted average shares outstanding for period
Basic (2)	120,486,061	3,633,067	89,623,288	3,633,067
Diluted (2)	120,486,061	13,633,067	90,923,654	13,633,067
Basic and diluted earnings (loss) per common share
Basic	$(0.044)	$(0.211)	$(0.084)	$(0.049)
Diluted (3)	$(0.044)	$(0.211)	$(0.084)	$(0.049)

(1)	Per share data based on weighted average shares outstanding.
(2)	Includes retroactive application of 2 for 1 stock split.
(3)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 due to it being anti-dilutive.

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

During the nine months ended September 30, 2015, there were no transfers between Level, 1, Level 2 or Level 3.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

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

The following table presents information about the Company’s assets measured at fair value as of September 30, 2015 and December 31, 2014, respectively:

	As of September 30, 2015 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$15,156,440	$15,156,440
Second Lien Loans	-	-	21,474,546	21,474,546
Unsecured Loans	-	-	371,922	371,922
Equity	-	-	11,294,175	11,294,175
Total Portfolio Investments	$-	$-	$48,297,083	$48,297,083

	As of December 31, 2014 (Audited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Equity	$313,013	$-	$157,260	$470,273
Total Portfolio Investments	$313,013	$-	$157,260	$470,273

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2015 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$-	$-	$-	$157,260	$157,260
Common stock issued in exchange for investments	15,068,117	17,624,442	300,000	10,514,636	43,507,195
Amortization	(14,817)	-	-	-	(14,817)
Purchases of investments	2,950,000	8,000,000	95,000	-	11,045,000
Sales of investments	-	-	(23,078)	-	(23,078)
Payment-in-kind interest	388,955	235,392	-	-	624,347
Change in unrealized gain (loss) on investments	15,035	(4,385,288)	-	(2,628,571)	(6,998,824)
Transfers due to restructuring	(3,250,850)	-	-	3,250,850	-
Fair value at end of period	$15,156,440	$21,474,546	$371,922	$11,294,175	$48,297,083
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2015	$15,035	$(4,385,288)	$-	$(2,628,571)	$(6,998,824)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2014 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$-	$-	$-	$513,000	$513,000
Change in unrealized gain (loss) on investments	-	-	-	(88,200)	(88,200)
Fair value at end of period	$-	$-	$-	$424,800	$424,800
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2014	$-	$-	$-	$(88,200)	$(88,200)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$8,635,000	Discounted Cash Flow	Discount Rate	14.00%-14.25% (14.125%)
	6,521,440	Discounted Cash Flow	Discount Rate	12.3%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-1.0x (0.8x)
Total	15,156,440

Second Lien Loans	8,076,000	Discounted Cash Flow	Discount Rate	14.25%
	4,097,546	Discounted Cash Flow	Discount Rate	15.10%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x -4.2x (2.25x)
	9,301,000	Discounted Cash Flow	Discount Rate	25.0%
		Market Approach	Distressed Debt as a Percentage of Par	70.0%
Total	21,474,546

Unsecured Loans	371,922	Discounted Cash Flow	Discount Rate	10.8%-15.1% (12.95%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x - 11.7x (6.0x)
Total	371,922

Equity	11,294,175	Black-Scholes Option Pricing Model	Volatility	30.7%-91.5% (61.1%)
			Discount for lack of marketability	0.0%-12.5% (6.25%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x - 11.7x (6.0x)
		Income Approach	Discount Rate	10.8% - 15.1% (12.95%)
Total	11,294,175
Total Level 3 Investments	$48,297,083

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, U.S. Treasury Bills, and deposits. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, as adjusted, at the end of the finalized prior quarter and the estimated current quarter. The management fee shown on the statement of operations includes the estimated management fee for the current period as well as a true-up for the prior quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

Management fees for the three months ended September 30, 2015 were $224,562 which included estimated management fees of $243,395 and a true-up for the prior quarter management fees of $18,833. Management fees for the nine months ended September 30, 2015 were $461,893. As of September 30, 2015, management fees of $224,562 were payable to Princeton Advisors. There were no management fees for the three and nine months ended September 30, 2014.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

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

There were no incentive fees earned by Princeton Advisors for the three and nine months ended September 30, 2015. There were no incentive fees for the three and nine months ended September 30, 2014.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

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

September 30, 2015 (Unaudited)

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

Administration fees were $100,786 and $198,157 for the three and nine months ended September 30, 2015, respectively, and sub-administration fees were $50,000 and $121,556, respectively, as shown on the Statements of Operations under administration fees. There were no administration fees or sub-administration fees earned by the PCC Administrator or Sub-Administrator for the three and nine months ended September 30, 2014.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2015, none of the portfolio companies had accepted our offer for such services.

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

On September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is the Company’s Chief Executive Officer and a director of the Company.  The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement.  The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	(unaudited)	(unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.254	$0.282
Net investment income (loss)	(0.005)	(0.058)
Change in unrealized loss	(0.082)	(0.087)
Realized gain	0.003	0.096
Change in capital share transactions	0.241	-
Net asset value at end of period	$0.411	$0.233
Total return based on net asset value (2)	(33.1)%	(18.9)%
Weighted average shares outstanding for period, basic	89,623,288	3,633,067
Ratio/Supplemental Data:
Net assets at end of period	$49,562,773	$848,132
Average net assets	$41,790,651	$936,813
Annualized ratio of net operating expenses to average net assets (3)	8.1%	27.3%
Annualized ratio of net investment income (loss) to average net assets (3)	(0.5)%	(27.1)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	6.6%	27.2%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	(23.1)%	(22.6)%
Portfolio Turnover	0.74%	2.4%

(1)	Financial highlights are based on weighted average basic shares outstanding.

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets, net investment income (loss) to average net assets net increase (decrease) in net assets resulting from operations to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the nine months ended September 30, 2015 the Company incurred $935,161 of professional fees related to the March 13, 2015 transaction, which were deemed to be non-recurring. For the nine months ended September 30, 2014, the Company incurred $75,000 of consulting fees related to the March 13, 2015 transaction, which were deemed to be non-recurring. For the nine months ended September 30, 2015 the Company incurred $233,112 of legal fees that were deemed to be non-recurring.

	Year Ended December 31,
	2014		2013		2012		2011
	(audited)		(audited)		(audited)		(audited)
Per Share Data (1):
Net asset value at beginning of period	$0.564		$0.174		$0.204		$0.827
Net investment loss	(0.144)		(0.062)		(0.068)		(0.071)
Change in unrealized appreciation (depreciation)	(0.358)		0.388		(0.004)		(0.572)
Realized Gain	0.192		0.064		0.042		0.020
Net asset value at end of period	$0.254		$0.564		$0.174		$0.204
Total return based on net asset value (2)	(55.0)%		224.1%		(14.7)%		(75.3)%
Weighted average shares outstanding for period, basic	1,816,534		1,816,534		1,816,534		1,816,534
Raito/Supplemental Data:
Net assets at end of period	$462,022		$1,025,493		$317,502		$369,642
Average net assets	$743,758		$671,498		$343,572		$935,698
Annualized ratio of net operating expenses to average net assets	35.2%		16.6%		35.6%		13.7%
Annualized ratio of net investment loss to average net assets	35.2%		16.6%		35.6%		13.7%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	35.2%		16.2%		34.6%		13.5%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	(75.8	)%(3)	105.4	%(3)	(15.2	)%(3)	(120.9	)%(3)
Portfolio Turnover	31.2	%(3)	14.7	%(3)	17.9	%(3)	3.8	%(3)

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Unaudited

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2015. The unfunded commitment is accounted for under ASC 820. Below represents the unfunded loan commitment as of September 30, 2015.

Portfolio Company:	Investment Type	Unfunded Commitment
Rockfish Seafood Grill, Inc.	Revolving loan	$800,000

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

There are no other legal proceedings against the Company or any of its officers or directors.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

As of September 30, 2015, the Company had one single majority owned control investment that represented greater than 20% of its total investments. After performing the income test for the nine months ended September 30, 2015, the Company has determined that its income from one of its majority owned control investments generated more than 20% of its total income, primarily due to the unrealized appreciation (depreciation) that was recognized on the investments during the nine months ended September 30, 2015. As such, Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. were considered significant subsidiaries at the 20% level as of September 30, 2015. Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company, was also considered a significant subsidiary at the 10% level at September 30, 2015.

The following tables shows the summarized financial information for Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc. and Integrated Medical Partners, LLC (numbers in thousands):

	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC
	As of September 30, 2015 (unaudited)	As of September 30, 2015 (unaudited)	As of September 30, 2015 (unaudited)
Balance Sheet
Current Assets	$58	$3,364	$2,018
Noncurrent Assets	4,227	3,487	7,833
Current Liabilities	2,054	10,351	3,042
Noncurrent Liabilities	6,572	11,362	432

	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC
	Nine Months Ended September 30, 2015 (unaudited)	Nine Months Ended September 30, 2015 (unaudited)	Nine Months Ended September 30, 2015 (unaudited)
Income Statement
Net Revenue	$17,160	$14,950	$8,752
Gross Profit	11,672	3,652	3,859
Net Income (Loss)	(877)	(1,248)	(385)

NOTE 10 – SUBSEQUENT EVENTS

Portfolio Activity

●	On October 13, 2015, the Company funded $208,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On November 4, 2015, the Company funded $185,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On November 19, 2015, the Company funded $208,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	Performance Alloys, LLC has been in payment default on its senior subordinated note to the Company since January 1, 2016.

●	South Boots Hill, LLC has been in payment default on its senior note to the Company since January 1, 2016.

●	February 17, 2016, the Company invested an additional $195,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

●	In February 2016, the Company entered into a modification agreement of the Senior Secured Note Purchase Agreement with Lone Star Brewery Development, Inc. to defer the interest payment due on December 31, 2015 to March 31, 2016. The company earned a $25,000 modification fee for the modification. Lone Star Brewery Development, Inc. defaulted on the payments due on March 31, 2016.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

●	On May 19, 2016, the Company amended the Note Purchase Agreement with Great Value Storage, LLC to defer interest payments until June 30, 2016 and extend the maturity of the note until December 31, 2018. The Company earned a $50,000 modification fee for this amendment. Great Value Storage, LLC resumed interest payment on June 30, 2016.

●	On May 24, 2016, the Company invested an additional $85,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

●	On June 30, 2016, Rockfish Seafood Grill, Inc. made a partial interest payment on the first lien loan with an indication for the remaining amount to come by the end of the month. Since that time, Rockfish Seafood Grill, Inc. has notified the Company that it will not be able to make the remaining interest payment due for the second quarter 2016 and will not be able to make future interest payments at the present time.

●	On August 16, 2016, the Company entered into a Note Purchase and Sale Agreement with NCC Financial, LLC (“NCC”), to sell its Senior Secured Promissory Note from Lone Star Brewery Development, Inc. by September 30, 2017 for an amount equal to $6,000,000. NCC has an option to extend the purchase by date to December 31, 2017 for an extension fee in the amount of $50,000.

●	On August 30, 2016, the Company re-structured its investment in Performance Alloys, LLC to provide much needed liquidity. The Company amended its Subordinated Note effective as of July 1, 2016 by reducing the outstanding principal balance to $6,750,000, reducing the interest rate to 6% and extending the maturity date to March 31, 2018. The principal amount that was reduced under the Subordinated Note was exchanged for one Class B Membership unit in Performance Alloys, LLC, which entitles the Company to 25.97%, not to exceed $4,698,500, of the first $18,092,001 of proceeds and 8.46% of all remaining proceeds under a liquidity event. Performance Alloys, LLC also received an option to extend the Subordinated Note at their election for a period of one year from March 31, 2018. If Performance Alloys, LLC elects to exercise that option, the interest rate on the Subordinated Note will increase to 9% for the extended period. At closing, Performance Alloys, LLC cured all defaults with the Company along with its first lienholder and received its July and August interest making this a performing note again for the Company. The company also received an amendment fee in the amount of $33,750.

●	On September 12, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. which extended the maturity date to June 29, 2017 and increased the maximum principal amount to $1,276,000.

●	On September 12, 2016, the Company funded $75,000 on the Rockfish Seafood Grill, Inc. revolving loan.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2014 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2015.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at September 30, 2015	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2014	Purchases(2)	Change in Unrealized Gains/Losses	Transfer from Restructuring	Fair Value at September 30, 2015
Control Investments

Rockfish Seafood Grill, Inc.
First Lien Loan	$6,071,440	$288,091	$-	$9,322,290	$(3,250,850)	$-	$6,071,440
Revolving Loan	$450,000	-	-	450,000	-	-	450,000

Rockfish Holdings, LLC
Warrant (1)	10%	-	-	-	(27,093)	414,960	387,867
Membership Interest (1)	99.997%	-	-	898,746	3,006,909	(414,960)	3,490,695

Integrated Medical Partners, LLC
Unsecured Loan	$276,922	2,258	-	276,922	-	-	276,922
Preferred Membership – Class A (1)	800	-	-	4,196,937	(1,879,906)	-	2,317,031
Preferred Membership – Class B (1)	760	-	-	29,586	(10,220)	-	19,366
Common Stock (1)	14,082	-	-		13	-	13

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan (1)	$6,435,000	-	-	5,954,270	(1,856,724)	-	4,097,546
Unsecured Loan (1)	$95,000	-	-	95,000	-	-	95,000
Warrant (1)	1	-	-	2,025	(1,333)	-	692
Common Stock – Series A (1)	225,000	-	-	1,822	(1,200)	-	622
Common Stock – Series B (1)	9,500,000	-	-	78,770	(52,488)	-	26,282

Total Control Investments		290,349	-	21,306,368	(4,072,892)	-	17,233,476

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	-	-	2,391,001	(149,031)	-	2,241,970
Preferred Membership, Class BB units (1)	500,000	-	-	2,915,749	(153,331)	-	2,762,418

Total Affiliate Investments		$-	$-	$5,306,750	$(302,362)	$-	$5,004,388

(1)	Non-income producing security.
(2)	Includes PIK interest and common stock issued in exchange for investments.

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

At September 30, 2015, the Company had investments in 10 portfolio companies. The total cost and fair value of the positions were approximately $55.2 million and $48.3 million, respectively. The Company did not hold any U.S. Treasury Bills at September 30, 2015. The composition of our investments by asset class as of September 30, 2015 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,141,406	$15,156,440	31.4%
Second Lien Loans	25,859,834	21,474,546	44.4
Unsecured Loans	371,922	371,922	0.8
Equity	13,816,686	11,294,175	23.4
Total Portfolio Investments	$55,189,848	$48,297,083	100.0%

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

At September 30, 2015, our weighted average yield based upon cost of our portfolio investments was approximately 13.92% of which approximately 11.26% is current cash interest, all bearing a fixed rate of interest. As of December 31, 2014 we did not have any income bearing investments.

At September 30, 2015 and December 31, 2014, we did not hold any United States Treasury securities. The United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

During the nine months ended September 30, 2015, we made $10.5 million of investments in 2 new portfolio companies. The primary portfolio investment activities for the nine months ended September 30, 2015 are as follows:

●	On March 31, 2015, the Company invested $2.5 million in South Boots Hill, LLC. This investment will bear interest at 14% (2% PIK) and will mature on March 31, 2018.

●	On April 10, 2015, the Company invested $7.6 million in Lone Star Brewery Development Inc. and an additional $0.4 million on May 22, 2015. This investment will bear interest at 14% (2% PIK) and will mature on April 10, 2018.

●	On April 14, 2015, the Company invested an additional $95,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

●	On June 1, 2015, the Company restructured the first lien loan to Rockfish Seafood Grill, Inc. by reducing the outstanding principal balance on the note to $5,950,000 and amending the interest rate to 14% (6% PIK).

●	On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease that Rockfish Seafood Grill, Inc. entered into. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. Through the date of filing, the guaranteed amount has reduced to approximately $253,674.

●	On June 29, 2015, the Company extended to Rockfish Seafood Grill, Inc. a revolving loan in the amount of $1,250,000, with an 8% interest rate paid monthly, and a maturity date of June 29, 2016. This revolver will share a first lien position with the other loan investment by the Company.

●	On July 14, 2015, the Company sold 51,000 shares of common stock of Neuralstem, Inc. for a net amount of $87,443.

●	On July 20, 2015, the Company sold 34,000 shares of common stock of Neuralstem, Inc. for a net amount of $58,554.

●	On July 28, 2015, the Company funded $200,000 on the Rockfish Seafood Grill, Inc. revolving loan

●	On August 27, 2015, the Company funded $250,000 on the Rockfish Seafood Grill, Inc. revolving loan.

Asset Quality

In addition to various risk management and monitoring tools, Princeton Advisors uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

●	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

●	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

●	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

●	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

●	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015			As of December 31, 2014
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	26,423,440	54.6%	4	—	—	—
3	6,110,000	12.7%	1	—	—	—
4	4,469,468	9.3%	2	—	—	—
5	—	—	—	—	—	—
	$37,002,908	76.6%	7	$—	—	—

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2015 we had 3 loans on non-accrual status and as of December 31, 2014, we had no loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to Princeton Advisors under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	the cost of calculating our net asset value, including the cost of any third-party valuation services; the cost of effecting sales and repurchases of shares of our common stock and other securities;

●	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	brokerage commissions;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by Princeton Capital or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Total	Per Share (1)	Total	Per Share (1)

Investment Income
Interest Income (2)	$1,217,714	$0.010	$-	$-
Other Income	10,001	0.000	-	-
Total Investment Income	1,227,715	0.010	-	-

Operating Expenses
Management Fees	224,562	0.003	-	-
Administration Fees	150,786	0.001	-	-
Professional Fees	385,253	0.003	25,282	0.007
Compliance Fees	90,510	0.001	-	-
Directors’ Fees	27,264	0.000	-	-
Accounting Fees – Related Party	-	-	24,025	0.007
Consulting Fees	-	-	75,000	0.021
Insurance Expense	24,375	0.000	-	-
Interest Expense	1,312	0.000	-	-
Other General and Administrative Expenses	143,081	0.001	15,067	0.003
Net Operating Expenses	1,047,143	0.009	139,374	0.038

Net Investment Gain (Loss) Before Tax	180,572	0.001	(139,374)	(0.038)
Income Tax Benefit	-	-	-	-
Net Investment Loss After Tax	180,572	0.001	(139,374)	(0.038)
Net Change in Unrealized Loss	(5,617,533)	(0.047)	(779,687)	(0.215)
Net Realized Gain	142,348	0.001	152,708	0.042

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 and 3,633,067 shares outstanding for the three months ended September 30, 2015 and September 30, 2014, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our Financial Statements.
(2)	Interest income includes PIK interest of $428,421 and $0 for the three months ended September 30, 2015 and September 30, 2014, respectively.

Operating Expenses

Operating expenses increased from $139,374 for the three months ended September 30, 2014 to $1,047,143 for the three months ended September 30, 2015. The increase is primarily due to the Company paying management fees to the Investment Adviser and administration fees to the Administrator. This is also due to the legal fees incurred related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al.as disclosed in Note 8 to the Financial Statements.

Operating expenses per share decreased from $0.038 per share for the three months ended September 30, 2014 to $0.009 for the three months ended September 30, 2015.

Net Investment Income (Loss)

Net investment gain (loss) increased from a loss of $139,374 for the three months ended September 30, 2014 to a gain of $180,572 for the three months ended September 30, 2015. This increase was primarily due to an increase in interest income from our portfolio companies due our expanding investment portfolio which was offset by our increased operating expenses. During the three months ended September 30, 2014, no investment income was generated.

Net investment income (loss) per share increased from a loss of $0.038 per share for the three months ended September 30, 2014 to a gain of $0.001 per share for the three months ended September 30, 2015.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2015, we recognized $142,348 of realized gains primarily in connection with a gain on the sale of common stock in Neuralstem, Inc.

For the three months ended September 30, 2014, we recognized $152,708 of realized gain primarily in connection with a gain on the sale of common stock in Neuralstem, Inc.

Net Change in Unrealized Gains (Losses)

Net change in unrealized gains (losses) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized loss on investments totaled $5,617,533 for the three months ended September 30, 2015 primarily in connection with a loss of $2,528,647 on the second lien loan to Performance Alloys, Inc., a loss of $1,550,285 on the second lien loan to Advantis Certified Staffed Solutions, Inc. and a loss of $1,611,543 on the membership interest – Class A units in Integrated Medical Partners, LLC.

Net change in unrealized loss on investments totaled $779,687 for the three months ended September 30, 2014 primarily in connection with the sale of Neuralstem, Inc. common stock and a decrease in valuation of the Neuralstem, Inc. warrant.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Total	Per Share (1)	Total	Per Share (1)
Investment Income
Interest Income (2)	$2,353,061	$0.026	$-	$-
Other Income	18,908	0.000	-	-
Total Investment Income	2,371,969	0.026	-	-

Operating Expenses
Management Fees	461,893	0.005	-	-
Administration Fees	319,713	0.004	-	-
Professional Fees	1,466,699	0.016	64,730	0.018
Compliance Fees	156,747	0.002	-	-
Directors’ Fees	70,293	0.001	-	-
Accounting Fees – Related Party	-	-	52,225	0.014
Consulting Fees	-	-	75,000	0.021
Bank Fees	2,050	-	-	-
Insurance Expense	53,730	0.001	-	-
Interest Expense	4,277	0.000	250	0.000
Other General and Administrative Expenses	276,210	0.002	17,771	0.005
Net Operating Expenses	2,811,612	0.031	209,976	0.058

Net Investment Gain (Loss) Before Tax	(439,643)	(0.005)	(209,976)	(0.058)
Income Tax Benefit	-	-	981	0.000
Net Investment Gain (Loss) After Tax	(439,643)	(0.005)	(208,995)	(0.058)
Net Change in Unrealized Gain (Loss)	(7,306,689)	(0.082)	(318,022)	(0.087)
Net Realized Gain (Loss)	235,507	0.003	349,657	0.096

(1)	The basic per share figures noted above are based on a weighted average of 89,623,288 and 3,633,067 shares outstanding for the nine months ended September 30, 2015 and September 30, 2014, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our Financial Statements.
(2)	Interest income includes PIK interest of $624,348 and $0 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Operating Expenses

Operating expenses increased from $209,976 for the nine months ended September 30, 2014 to $2,811,612 for the nine months ended September 30, 2015. The increase is primarily due to legal and accounting fees for $935,161 related to the acquisition transaction which is included in professional fees. Additionally, the Company pays management fees to the Investment Adviser and administration fees to the Administrator. This increase is also due to the legal fees incurred related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al.as disclosed in Note 8 to the Financial Statements.

Operating expenses per share increased from $0.058 per share for the nine months ended September 30, 2014 to $0.031 for the nine months ended September 30, 2015.

Net Investment Income (Loss)

Net investment income (loss) increased from a loss of $208,995 for the nine months ended September 30, 2014 to a loss of $439,643 for the nine months ended September 30, 2015. This increase was primarily due to legal and accounting fees for $935,161 related to the acquisition transaction which is included in professional fees. This was offset by an increase in interest income from our portfolio companies due our expanding investment portfolio.

Net investment income (loss) per share increased from a loss of $0.058 per share for the nine months ended September 30, 2014 to a loss of $0.005 per share for the nine months ended September 30, 2015.

Net Realized Gains and Losses

For the nine months ended September 30, 2015, we recognized $235,507 of realized gain primarily in connection with a gain of $246,388 on the sale of the common stock in Neuralstem, Inc.

For the nine months ended September 30, 2014, we recognized $349,657 of realized gain primarily in connection with the sale of Neuralstem, Inc. common stock.

Net Change in Unrealized Gains (Loses)

Net change in unrealized loss on investments totaled $7,306,689 for the nine months ended September 30, 2015 primarily in connection with a loss of $5,528,429 on the second lien loan to Performance Alloys, Inc., a loss of $1,856,724 on the second lien loan to Advantis Certified Staffed Solutions, Inc. and a loss of $1,879,906 on the membership interest – Class A units in Integrated Medical Partners, LLC.

Net change in unrealized gain (loss) on investments totaled a loss of $318,022 for the nine months ended September 30, 2014 primarily in connection with the sale of Neuralstem, Inc. common stock and a decrease in valuation of the Neuralstem, Inc. warrant.

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

As of September 30, 2015, we had $188,808 in cash, and our net assets totaled $49,562,773. We believe that our current cash on hand, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will not be affected by changes in variable interest rates, including LIBOR as all of our outstanding loan portfolio bore interest as fixed rates as of September 30, 2015.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

There are no other legal proceedings against the Company or any of its officers or directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

PRINCETON CAPITAL CORPORATION

Date: September 19, 2016	/s/ Munish Sood
Munish Sood
Chief Executive Officer
(Principal Executive Officer)

Date: September 19, 2016	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer
(Principal Financial and Accounting Officer)