Form 10-K
period 2015-12-31
PRINCETON CAPITAL CORP
filed 2016-12-14
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number 814-00710

PRINCETON CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	46-3516073
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

700 Alexander Park Suite 103 Princeton, NJ	08540
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (609) 514-9200

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,000,347 based on the closing price of $0.20 on the over-the-counter pink sheet market (OTC Pink Sheets) on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 14, 2016, there were 120,486,061 shares of common stock, $.001 par value, issued and outstanding.

1

PART I

Item 1. DESCRIPTION OF BUSINESS

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Princeton Capital Corporation; and “Princeton Investment Advisors” refers to our investment adviser Princeton Investment Advisors, LLC.

Overview and Background

Princeton Capital Corporation’s predecessor, was initially incorporated in Florida in 1959 as Electro-Mechanical Services, Inc. In 1998 it changed its name from Electro-Mechanical Services, Inc. to Regal One Corporation (“Regal One”). In 2005, the then board of directors of Regal One determined it would be in the best interest of shareholders to change the focus of Regal One’s operations to providing financial services through a network of advisors and professionals.

On July 14, 2014, Regal One, the Company (then a wholly-owned subsidiary of Regal One), Capital Point Partners, LP, a Delaware limited partnership (“CPP”), and Capital Point Partners II, LP, a Delaware limited partnership (“CPPII” and, together with CPP, the “Partnerships”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which we would acquire certain equity and debt investments of the Partnerships in exchange for shares of common stock. In addition to the customary conditions to closing the transactions contemplated by the Purchase Agreement, Regal One was required to (i) effect a reverse stock split of its then outstanding common stock at a ratio of 1-for-2, (ii) reincorporate from Florida to Maryland by merging with and into the Company with the Company continuing as the surviving corporation (the “Reincorporation”) and (iii) become an externally managed business development company (“BDC”) by entering into an external investment advisory agreement with Princeton Investment Advisors.

On March 13, 2015, following the reverse stock split and the Reincorporation, we completed our previously announced acquisition in the approximate amounts of $11.2 million in cash, $43.5 million in equity & debt investments, and $1.9 million in restricted cash escrow deposits of the Partnerships with an aggregate value of approximately $56.6 million and issued approximately 115.5 million shares of our common stock to the Partnerships. The shares issued were based on a pre-valuation presumed fair value of $60.9 million. We also entered into the investment advisory agreement (“Investment Advisory Agreement”) with Princeton Investment Advisors.

General

We are an externally managed, non-diversified, closed-end investment company that has elected to be treated as a BDC under the Investment Company Act of 1940 (the “1940 Act”). We originate and invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in private small and lower middle-market companies. We are managed by Princeton Investment Advisors and PCC Administrator LLC (the “Administrator”) provides the administrative services necessary for us to operate.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation by:

●	accessing the extensive origination channels that have been developed and established by the Princeton

●	Investment Advisors’ investment team that include long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;

●	investing in what we believe to be companies with strong business fundamentals, generally within our core small and lower middle-market company focus;

●	focusing on a variety of industry sectors, including business services, energy, general industrial, government services, healthcare, software and specialty finance;

●	directly originating transactions rather than participating in broadly syndicated financings;

●	applying the disciplined underwriting standards that the Princeton Investment Advisors’ investment team has developed over their extensive investing careers; and

●	capitalizing upon the experience and resources of the Princeton Investment Advisors’ investment team to monitor our investments.

As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of our securities and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowings.

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2015 and 2014 taxable years.

Our principal executive office is currently located at 700 Alexander Park, Suite 103, Princeton, NJ 08540, and our telephone number is (609) 514-9200. We maintain a website on the Internet at www.princetoncapitalcorp.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

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

Increased M&A and Leveraged Buy-out Activity. We believe that large amounts of private equity capital raised over the past 5-7 years remain available for investment. We expect the large amount of uninvested capital commitments will drive buyout activity over the next several years, which should, in turn, create lending opportunities for us. In addition to increased buyout activity, a high volume of senior secured and high yield debt was originated prior to the credit crisis from 2007 through 2009 and will come due in the near term and, accordingly, we believe that new financing opportunities will increase as many companies seek to refinance this indebtedness.

Reduced Availability of Capital for Middle-Market Companies. We believe there are fewer providers of, and less capital available for financing to the small and lower middle-market companies we seek to make investments in, as a result of consolidation in the banking and asset management industry. We believe that many financing providers are constrained by their larger economies of scale and have chosen to focus on large, liquid corporate loans and managing capital markets transactions rather than lending to middle-market businesses. In addition, we believe recent regulatory changes, including the adoption of the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under Basel III Accords, have disrupted their securitization activities, and forced a reduction of their loan portfolio and due to their refocusing on larger clients have caused them to curtail their lending to middle-market-companies. We also believe hedge funds and collateralized loan obligation managers are less likely to pursue investment opportunities in our target market because of reduced availability of funding for new investments. As a result, we believe that less competition will facilitate higher quality deal flow and allow for greater selectivity throughout the investment process.

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

Established, Rigorous Investment and Monitoring Process. The Princeton Investment Advisors’ investment team has developed an extensive review and credit analysis process over the past nine years with the advisor for the Partnerships. Each investment opportunity that is reviewed by Princeton Investment Advisors is brought through a structured, multi-stage approval process. Of the over 750 investment transactions reviewed by Princeton Investment Advisors’ investment professionals from 2006 through 2014, 13, or approximately 1.7%, were fully approved and the transactions consummated. Princeton Investment Advisors will take an active approach in monitoring all investments, including reviews of financial performance on at least a quarterly basis and regular discussions with management. Princeton Investment Advisors’ investment and monitoring process and the depth and experience of its investment team should allow it to conduct the type of due diligence and monitoring that enables it to identify and evaluate risks and opportunities.

Ability to Structure Investments. Princeton Investment Advisors has the expertise and ability to structure investments across all levels of a company’s capital structure. The Princeton Investment Advisors’ investment team has collectively invested over $1.0 billion across the entire capital structure in numerous small and lower middle-market companies. These investments included secured and unsecured debt and related equity securities. Furthermore, we believe that current market conditions will allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, payment-in-kind, or “PIK”, interest or some form of equity securities.

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

Investment Strategy

The Princeton Investment Advisors’ investment team will employ an opportunistic and flexible investing approach, combined with strong risk management processes, which we believe will yield a highly diversified portfolio across companies, industries, and investment types. We will seek direct origination opportunities of first lien, second lien, unitranche and mezzanine debt financing, often times with modest corresponding equity investments, in small and lower middle-market companies. We believe that businesses in this size range often have limited access to public financial markets, and will benefit from Princeton Investment Advisors’ reliable lending partnership. Many financing providers have chosen to focus on large corporate clients and managing capital markets transactions rather than lending to middle-market businesses. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing borrowers to reduce leverage. We also believe hedge funds and collateralized debt obligation/collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced liquidity for new investments.

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

Princeton Investment Advisors invests across a wide range of industries with deep expertise in select verticals including, but not limited to, business services, energy, general industrial, government services, healthcare software and specialty finance. We will seek to maintain a diversified portfolio of investments as a method to manage risk and capitalize on specific sector trends. Our objective is to act as the lead or largest investor in transactions, generally investing between $1.0 million and $5.0 million per transaction. We expect the average investment holding period to be between three and five years, depending upon portfolio company objectives and conditions in the capital markets.

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

We intend to employ leverage prudently and within the limitations of the applicable laws and regulations for a BDC. Any decision on our part to use leverage will depend upon our assessment of the attractiveness of available investment opportunities in relation to the costs and perceived risks of such leverage.

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

We invest primarily in the debt securities of small and lower middle-market companies. Our investments will typically carry a high level of cash pay interest and may incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, PIK interest and some form of equity participation, including preferred stock, common stock, warrants and other forms of equity participation. We expect that a typical debt investment in which we invest will have a maturity of between three and five years. We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

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

First Lien Debt. First lien debt will be structured with first-priority liens on the assets of the borrower that will serve as collateral in support of the repayment of such loans. First lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Under market conditions as of the date of this filing, we expect that the interest rate on senior secured loans will range between 5% and 8% over applicable LIBOR.

Second Lien Debt. Second lien debt will be structured as junior, secured loans, with second priority liens on an issuer’s assets. These loans typically provide for moderate loan amortization in the initial years of the loan, with the majority of the amortization deferred until loan maturity. Under market conditions as of the date of this filing, we expect that the interest rate on second lien loans will generally range between 8% and 12% over applicable LIBOR.

Unitranche Debt. Unitranche debt typically will be structured as first lien loans with certain risk characteristics of mezzanine debt. Unitranche debt typically provides for moderate loan amortization in the initial years of the debt, with the majority of the principal payment deferred until loan maturity. Since unitranche debt generally allows the borrower to make a large lump sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In some cases, we will be the sole lender, or we together with our affiliates will be the sole lender, of unitranche debt, which can provide us with more influence interacting with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance. Under market conditions as of the date of this filing, we expect that the interest rate on unitranche debt will range between 8% and 12% over applicable LIBOR.

Mezzanine Debt

Mezzanine debt, including senior unsecured and subordinated loans, will not be secured by any collateral and will be effectively subordinated to the borrower’s secured indebtedness (to the extent of the collateral securing such indebtedness), including pursuant to one or more intercreditor agreements that we enter into with holders of a borrower’s senior debt. Under market conditions as of the date of this filing, we expect the interest rate on mezzanine debt will generally range between 12% and 16%.

Senior Unsecured Loans. Senior unsecured loans will be structured as loans that rank senior in right of payment to any of the borrower’s unsecured indebtedness that is contractually subordinated to such loans. These loans generally provide for fixed interest rates and amortize evenly over the term of the loan. Senior unsecured loans are generally less volatile than subordinated loans due to their priority to creditors over subordinated loans. Under market conditions as of the date of this filing, we expect the interest rate on senior unsecured loans will generally range between 10% and 14%.

Subordinated Loans. Subordinated loans will be structured as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with amortization of principal deferred to maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated loans are generally more volatile than secured loans and may involve a greater risk of loss of principal. Subordinated loans often include a PIK feature, which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan. Under market conditions as of the date of this filing, we expect the interest rate on subordinated loans will generally range between 11% and 17%.

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

Invested Industries

We invest in portfolio companies in a variety of different industries where some aspect of tangible or intangible assets are available for collateral protection. Our portfolio contains investments in the Casual Dining, Business Services, Manufacturing, Energy Services, Nickel Pipe, Fittings and Flanges to the Specialty Chemical Industry and Real Estate industries as well as others. However, these industries are not our only focus and we seek investments across a broad range of industries to diversify the portfolio and minimize risk within any specific industry. As of December 31, 2015, our three largest industry concentrations as a percentage of net assets has been 21.52% in Casual Dining, 19.09% in Nickel Pipe, Fittings and Flanges to the Specialty Chemical Industry and 16.75% in Real Estate Development.

Investment Process

Through the resources of Princeton Investment Advisors, we have access to significant research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Princeton Investment Advisors has designed a highly involved and interactive investment management process, which is the core of its culture and the basis for what we believe is a strong track record of investment returns. The investment process seeks to select only those investments which it believes have the most attractive risk/reward characteristics. The process involves several levels of review and is coordinated in an effort to identify risks in potential investments. Princeton Investment Advisors will apply its expertise to screen many of our investment opportunities as described below. This rigorous process combined with our broad origination capabilities have allowed the Princeton Investment Advisors team to be prudent in selecting opportunities in which to make an investment. From

2006 through 2014, the Princeton Investment Advisors’ team reviewed over 750 transactions, which resulted in 13 investments, or approximately 1.7% of total investments reviewed.

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

Investment Committee

Each new investment opportunity is unanimously approved by Princeton Investment Advisors’ investment committee. Follow-on investments in existing portfolio companies will require the investment committee’s approval beyond that obtained when the initial investment in the company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the investment committee. The purpose of Princeton Investment Advisors’ investment committee, which is provided under the Investment Advisory Agreement, is to evaluate and approve all of our investments, subject at all times to the oversight and approval of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. As of December 31, 2015, the investment committee consisted of Alfred Jackson and Munish Sood. Refer to Note 11 in the Notes to financial statements for further information. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Quarterly Full Portfolio Review. Princeton Investment Advisor’s chief investment officer and chief compliance officer will perform a quarterly comprehensive review of every portfolio company with the deal teams. This process will include a written performance and valuation update, and credit-specific discussion on each of our portfolio companies. In addition, pursuant to our valuation policy, quarterly valuations are reviewed by our independent third party valuation firm.

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

Asset Quality

In addition to various risk management and monitoring tools, Princeton Investment Advisors uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

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

Competition

Our primary competitors in providing financing to small and lower middle-market companies include public and private funds, other BDC’s, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a regulated investment company or “RIC”. We did not meet the qualifications of a RIC for the 2015 tax year.

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by Princeton Investment Advisors. We have a chief executive officer and president, chief financial officer and chief compliance officer. To the extent necessary, our board of directors may hire additional personnel going forward. Our officers are employees of

Princeton Investment Advisors and our allocable portion of the cost of our chief executive officer and president, chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement (the “Administration Agreement”) that we have entered into with PCC Administrator LLC, our Administrator. Our Administrator is a wholly-owned subsidiary of Princeton Investment Advisors.

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date, March 13, 2015. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Princeton Investment Advisors and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice.

Effective on June 9, 2016, the board of directors of the Company approved the termination of the Investment Advisory Agreement between the Company and Princeton Investment Advisors.

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

Board of Directors’ Approval of the Investment Advisory Agreement

Our board of directors, including a majority of our independent directors, approved the Investment Advisory Agreement at its meeting, held on March 13, 2015. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

●	the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser;

●	comparative data with respect to advisory fees or similar expenses paid by other BDC’s with similar investment objectives;

●	our projected operating expenses and expense ratio compared to BDC’s with similar investment objectives;

●	any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships;

●	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; the organizational capability and financial condition of our investment adviser;

●	and various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.

Administration Agreement

The Administration Agreement provides that our Administrator furnishes us with office facilities and equipment and provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, our Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, oversee the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our Administrator will also provide managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Payments under the Administration Agreement will be equal to an amount based upon our allocable portion (subject to the review of our board of directors) of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement will have an initial term of two years and may be renewed with the approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to the Administrator. Stockholder approval is not required to amend the Administration Agreement.

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

Indemnification

The Administration Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator, its affiliates and their respective directors, officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as our Administrator.

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

Securities Exchange Act Reports

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

Regulation as a BDC

We are a BDC under the 1940 Act and intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986 (the “Code”.) The 1940 Act contains prohibitions and restrictions relating to transactions between BDC’s and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Princeton Investment Advisors will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan will be considered temporary if it is repaid within sixty days and is not extended or renewed. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

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

Proxy Voting Records

You may obtain information about how Princeton Investment Advisors voted proxies by making a written request for proxy voting information to: Princeton Capital Corporation, 700 Alexander Park, Suite 103, Princeton, NJ 08540, or by calling us collect at (609) 514-9200.

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

Other

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between, among other things, entities that share a common investment advisor. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the advisor negotiates no term other than price and certain other conditions are met.

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

Taxation as a Regulated Investment Company

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2015 taxable year. As a BDC, we intend to qualify for the 2016 tax year to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	continue to qualify as a BDC under the 1940 Act at all times during each year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (which generally are partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships, or the Diversification Tests.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy (i) the Annual Distribution Requirements and to otherwise eliminate our liability for U.S. federal income and excise taxes and/or (ii) the Diversification Tests. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See Item 1A. “Regulation as a BDC - Senior Securities.” Moreover, our ability to dispose of assets to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Test may be limited by (a) the illiquid nature of our portfolio and/or (b) other requirements relating to our qualifications as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement, the Excise Tax Avoidance Requirement or the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Item 1A. RISK FACTORS

Investing in our securities involves a number of significant risks. Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are the principal risks with respect to an investment in our securities generally and with respect to a BDC with investment objectives, investment policies, capital structures or trading markets similar to ours. However, they may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to our Business and Structure

Neither we nor Princeton Investment Advisors has ever operated as or advised a BDC or a RIC, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed as a Maryland corporation in July 2013 and did not maintain any business operations since our formation until March 13, 2015, the date of the acquisition transaction. As a result of our limited operating history, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

Princeton Investment Advisors has never managed a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDC’s and RICs that do not apply to other investment vehicles. BDC’s are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor Princeton Investment Advisors has any experience operating or advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

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

Princeton Investment Advisors’ investment committee, which provides oversight over our investment activities, is provided to us by Princeton Investment Advisors under the Investment Advisory Agreement. Princeton Investment Advisors’ investment committee consists of Alfred Jackson and Munish Sood. The loss of any member of Princeton Investment Advisors’ investment committee would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

For the years ended December 31, 2015 and December 31, 2014, we had total operating expenses of $4,320,992 and $261,966, respectively. Consequently, in 2015, prior to the March 13, 2015 transaction, and in 2014, we were required to sell shares of common stock of Neuralstem, one of our portfolio companies, to raise the cash necessary to pay ongoing expenses. We sold 115,000 and 95,000 shares of Neuralstem common stock in 2015 and 2014, respectively, to finance our operating costs, which resulted in proceeds of approximately $251,324 and $368,137, respectively. After March 13, 2015, we relied upon interest payments from investments to support operating expenses.

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

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from Princeton Investment Advisors may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed quarterly by an independent valuation firm, the ultimate determination of fair value will be made by our board of directors, including our interested directors, and not by such third party valuation firm. In addition, Messrs. Jackson and Sood, each an interested member of our board of directors, has a direct pecuniary interest in Princeton Investment Advisors. The participation of Princeton Investment Advisors’ investment professionals in our valuation process, and the pecuniary interest in Princeton Investment Advisors by certain members of our board of directors, could result in a conflict of interest as Princeton Investment Advisors’ management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains net of realized and unrealized losses.

There are conflicts related to other arrangements with Princeton Investment Advisors.

We have entered into a license agreement with Princeton Investment Advisors under which Princeton Investment Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Capital.” See “Management Agreements — License Agreement.” In addition, we have entered into an Administration Agreement with PCC Administrator LLC pursuant to which we are required to pay to the Administrator our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under such Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and his staff. This will create conflicts of interest that our board of directors will monitor. For example, under the terms of the license agreement, we will be unable to preclude Princeton Investment Advisors from licensing or transferring the ownership of the “Princeton” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Princeton Investment Advisors or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Princeton” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

The time and resources that Princeton Investment Advisors devote to us may be diverted, and we may face additional competition due to the fact that Princeton Investment Advisors and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Princeton Investment Advisors and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, Princeton Investment Advisors could seek to raise capital for a private credit fund that will have an investment strategy that is identical to our investment strategy. We and Princeton Investment Advisors intend to seek exemptive relief from the SEC that would establish a co-investment program with investment funds, accounts and investment vehicles managed by Princeton Investment Advisors; however, there can be no assurance if and when the SEC would grant such relief. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

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

A number of entities compete with us to make the types of investments that we plan to make. We will compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by Princeton Investment Advisors. Although Princeton Investment Advisors will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. See “Risk Factors — Risks Relating to Our Business and Structure — There are significant potential conflicts of interest that could negatively affect our investment returns,” “— Conflicts related to other arrangements with Princeton Investment Advisors.”

We will be subject to corporate-level income tax if we are unable to qualify or maintain our qualification as a RIC under Subchapter M of the Code.

To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. If we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Description of Business — Taxation as a RIC.”

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this filing. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC, and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Description of Business – Taxation as a Regulated Investment Company.”

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than potential leverage in future SBIC subsidiaries, should we apply for and receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on Princeton Investment Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we are required to invest at least 70% of our total assets in “qualifying assets” as defined under the 1940 Act. See “Business – Regulation as a BDC.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDC’s. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

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

Our common stock is currently traded on the Over the Counter Bulletin Board under the symbol “PIAC” where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTC Pink Sheet stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this filing and may shift our investment focus from the areas of expertise of Princeton Investment Advisors to other types of investments in which Princeton Investment Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

Pending legislation may allow us to incur additional leverage.

As a BDC under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives in the last Congress would have modified this section of the 1940 Act and increased the amount of debt that BDC’s may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in common stock may increase.

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

Princeton Investment Advisors has the right under the Investment Advisory Agreement to resign as our investment advisor at any time upon 60 days’ written notice, whether we have found a replacement or not. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If Princeton Investment Advisors was to resign, we may not be able to find a new investment advisor or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Princeton Investment Advisors. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

Legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. V. Capital Point Management, LP, et al. as disclosed under Item 3 and Note 9 of the Notes to the Financial Statements could affect our operating results.

The Company incurred legal fees related to the above captioned lawsuit. It is undeterminable at this time the ultimate responsibility for the amounts invoiced to us by two of the law firms that provided services, as these invoices were for the entire law firm’s fees even though they represented multiple parties and the Company believes that some of these services rendered were provided for other represented parties and that there may be other defenses. As of December 31, 2015, invoices for legal fees by these two law firms were included in professional fees on the Statements of Operations and accounts payable on the Statements of Assets and Liabilities as disclosed in Note 2 of the Notes to the Financial Statements. The invoiced amounts and the final determination of responsibility of these amounts will have an effect on the operating results of the company.

Risks Relating to our Investments

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by Princeton Investment Advisors’ allocation policy.

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

Because we rely on the interest income from our portfolio companies to fund operating expenses, payment defaults of our portfolio companies could have an adverse effect on our operations. Our interest income may not exceed our operating expenses which could affect our financial condition, results of operations and cash flow.

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

Risks Relating to our Common Stock

Shares of closed-end investment companies, including BDC’s, frequently trade at a discount from their net asset value.

Shares of closed-end investment companies, including BDC’s, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock will trade at, above or below net asset value. On March 6, 2015, our stockholders voted to allow us to issue common stock at a price below net asset value per share for the period ending on March 13, 2016. Our stockholders did not specify a maximum discount below net asset value at which we are able to issue our common stock, although the number of shares sold in each offering may not exceed 25% of our outstanding common stock immediately prior to such sale. In addition, we cannot issue shares of our common stock below net asset value unless our board of directors determines that it would be in our and our stockholders’ best interests to do so. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing out net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock.

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

Our share ownership is concentrated.

The Partnerships beneficially own approximately 95% of our outstanding common stock. As a result, the Partnerships will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of the Partnerships may not always coincide with the interests of our other stockholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 700 Alexander Park, Suite 103, Princeton, NJ 08540. All locations are provided to us by PCC Administrator LLC pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as we contemplate conducting it.

Item 3. LEGAL PROCEEDINGS

On or around September 8, 2015 a lawsuit was filed captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al., C.A. No. 11483-VCN in the Delaware Court of Chancery.

The following description of the Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement, which is attached as Exhibit 99.1 to the 8-K filed on January 22, 2016:

On January 19, 2016, the Company, Princeton Advisory Group, Inc., Gregory J. Cannella (“Cannella”), Munish Sood (“Sood”), Thomas Jones, Jr. (“Jones Jr.”) and Trennis L. Jones (“Jones” and together with Jones Jr., the “Independent Directors” and the Independent Directors together with the Company, Princeton Advisory Group, Inc., Cannella and

Sood, the “Settling Defendants”) on the one hand, entered into a settlement agreement (“Settlement Agreement”) with Capital Link Fund I, LLC (“Capital Link”), CT Horizon Legacy Fund, LP (“CT Horizon”), CPP, and Sema4, Inc. (“Semaphore” and together with Capital Link, CT Horizon and CPP I, the “Plaintiffs” or the “Capital Point Parties”) on the other hand. CPP is the Company’s largest stockholder.

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

As of December 31, 2015, there were no other legal proceedings against the Company or any of its officers or directors.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the Over the Counter Pink Sheets under the symbol “PIAC” where we expect it to remain in the foreseeable future. Prior to April 20, 2015 our common stock was traded under the symbol “RONE”. Broker-dealers often decline to trade in OTC Pink Sheet stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Quarter Ending	Quarterly High	Quarterly Low
Dec. 31, 2015	$0.51	$0.30
Sep. 30, 2015	$1.35	$0.41
Jun. 30, 2015	$2.70	$0.60
Mar. 31, 2015	$0.60	$0.37

Dec. 31, 2014	$0.44	$0.26
Sep. 30, 2014	$0.90	$0.06
Jun. 30, 2014	$0.15	$0.06
Mar. 31, 2014	$0.09	$0.05

Dec. 31, 2013	$0.06	$0.04
Sep. 30, 2013	$0.05	$0.04
Jun. 30, 2013	$0.11	$0.05
Mar. 31, 2013	$0.09	$0.05

Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company’s common stock will be sustained or grow in the future.

Holders of record

As of December 31, 2015, there were 23 shareholders of our common stock.

The Company feels the actual number of common stock holders may be significantly higher as 1,466,674 shares of common stock are held in street name which reflected approximately 1.22% of the outstanding shares of common stock as of December 31, 2015.

Dividends

Our dividends, if any, are determined by our board of directors. The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2015 taxable year. We intend to qualify for the 2016 tax year to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

For each of the fiscal years ended December 31, 2015 and December 31, 2014, the Company did not declare any cash dividends on the Company’s common stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2015.

Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the past five fiscal years. The graph assumes that, on December 31, 2009, a person invested $10,000 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. Our Company is quoted on the over-the-counter bulletin board through Pink Sheets and are thus not traded on a public exchange.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During the year ended December 31, 2015, there were no purchases made by or on behalf of the issuer of shares of equity securities.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan (“1995 Stock Plan”) on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. As of December 31, 2015, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled. The 1995 Stock Plan was a plan of Regal One.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Financial Position as of December 31:

	2015	2014	2013	2012	2011
Total assets	$50,018,474	$493,272	$1,162,686	$467,401	$460,662
Total liabilities	1,792,911	31,250	137,193	149,899	91,020
Net assets	$48,225,563	$462,022	$1,025,493	$317,502	$369,642
Net asset value per outstanding share	$0.400	$0.254	$0.282	$0.087	$0.102
Common shares outstanding	120,486,061	3,633,067	3,633,067	3,633,067	3,633,067

Operating Data for the last five fiscal years ended December 31:

	2015	2014	2013	2012	2011
Total investment income	$3,094,550	$—	$—	$—	$—
Total expenses	4,320,992	261,966	111,791	122,173	127,996
Net investment loss	$(1,226,442)	$(261,966)	$(111,791)	$(122,173)	$(127,996)
Stock dividends	$—	$—	$—	$—	$600

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with Princeton Investment Advisors

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of Princeton Investment Advisors to locate suitable investments for us and to monitor and administer our investments;

●	the ability of Princeton Investment Advisors to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or regulated investment companies.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or Securities and Exchange Commission (“SEC”) rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this annual report on Form 10-K.

Overview

We are an externally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We originate and invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in private small and lower middle-market companies. We are managed by Princeton Investment Advisors, LLC (“Princeton Investment Advisors”, or the “Investment Advisor”) and PCC Administrator LLC (the “Administrator”) provides the administrative services necessary for us to operate.

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

Corporate History

In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives on March 13, 2015, we (i) acquired approximately $11.2 million in cash, $43.5 million in equity and debt investments, and $1.9 million in restricted cash escrow deposits of Capital Point Partners, L.P. (“CPP”) and Capital Point Partners II, L.P. (“CPPII”) (together, the “Partnerships”), (ii) issued approximately 115.5 million shares of our common stock based on a pre-valuation presumed fair value of $60.9 million and on a price of approximately $0.53 per share. We will now seek to invest primarily in private small and lower middle market companies in various industries.

On an annual basis, we intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders. We did not meet the qualifications of a RIC for the 2015 tax year and we expect to be taxed as a corporation under Subchapter C of the Code.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, and corresponding equity investments.

At December 31, 2015, the Company had investments in 10 portfolio companies. The total cost and fair value of the positions were approximately $56.1 million and $48.7 million, respectively. The Company did not hold any U.S. Treasury Bills at December 31, 2015. The composition of our investments by asset class as of December 31, 2015 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$16,042,597	$16,064,535	33.0%
Second Lien Loans	25,911,495	21,386,494	43.9
Unsecured Loans	371,922	371,922	0.8
Equity	13,816,686	10,876,569	22.3
Total Portfolio Investments	$56,142,700	$48,699,520	100.0%

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

At December 31, 2015, our weighted average yield based upon cost of our portfolio investments was approximately 13.53% of which approximately 9.86% is current cash interest, all bearing a fixed rate of interest. As of December 31, 2014, we did not have any income bearing investments.

At December 31, 2015 and December 31, 2014, we did not hold any United States Treasury securities. The United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

On March 13, 2015, we acquired the equity and debt investments of the Partnerships for shares of our common stock based on a price of $0.53 per share. This portfolio was comprised of equity investments and loans to middle-market companies that were originated over the previous 8 years by certain members of the investment team of Princeton Investment Advisors during their time with the Investment Advisor to the Partnerships and are similar to the type of investments we originate. These middle-market loans had an internal risk rating of 2 or better (e.g., investments that were performing at or above expectations and whose risks were neutral or favorable compared to the expected risk at the time of the original investment).

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

During the year ended December 31, 2015, we made $10.5 million of investments in 2 new portfolio companies. The primary portfolio investment activities for the year ended December 31, 2015 are as follows:

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

Asset Quality

In addition to various risk management and monitoring tools, Princeton Investment Advisors uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015			As of December 31, 2014
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	7,215,535	14.8%	1	—	—	—
3	6,324,000	13.0%	1	—	—	—
4	24,283,416	49.9%	5	—	—	—
5	—	—	—	—	—	—
	$37,822,951	77.7%	7	$—	—	—

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2015, we had 6 loans on non-accrual status and as of December 31, 2014, we did not hold any loans.

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

Expenses

Our primary operating expenses include the payment of fees to Princeton Investment Advisors under the in Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	the cost of calculating our net asset value, including the cost of any third-party valuation services; the cost of effecting sales and repurchases of shares of our common stock and other securities;

●	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	brokerage commissions;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by Princeton Capital or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Comparison of the Years Ended December 31, 2015, 2014, and 2013

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

Investment Income
Interest Income (2)	$3,075,642	$0.032	$—	$—	$—	$—
Other Income	18,908	—	—	—	—	—
Total Investment Income	3,094,550	0.032	—	—	—	—

Operating Expenses
Management Fees	656,479	0.007	—	—	—	—
Administration Fees	439,695	0.005	—	—	—	—
Professional Fees	2,497,435	0.025	162,610	0.045	22,400	0.006
Compliance Fees	238,102	0.002	—	—	—	—
Directors’ Fees	87,043	0.001	—	—	—	—
Accounting Fees – Related Party	16,170	—	74,900	0.021	56,400	0.016
Bank Fees	2,050	0.000	—	—	—	—
Insurance Expense	78,045	0.001	—	—	—	—
Interest Expense	4,685	0.000	250	0.000	2,736	0.001
Other General and Administrative Expenses	301,288	0.003	24,206	0.006	30,255	0.008
Net Operating Expenses	4,320,992	0.044	261,966	0.072	111,791	0.031

Net Investment Loss	(1,226,442)	(0.013)	(261,966)	(0.072)	(111,791)	(0.031)
Net Change in Unrealized Gain (Loss)	(7,857,104)	(0.081)	(651,162)	(0.179)	704,728	0.194
Net Realized Gain	235,510	0.002	349,657	0.096	115,054	0.032

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061, 3,633,067 and 3,633,067 shares outstanding for years ended December 31, 2015, 2014, and 2013, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our Financial Statements.

(2)	Interest income includes PIK interest of $983,690, $0, and $0 for the years ended December 31, 2015, 2014, and 2013, respectively.

Operating Expenses

Operating expenses increased from $261,966 for the year ended December 31, 2014 to $4,320,992 for the year ended December 31, 2015. The increase is due to legal and accounting fees of $935,161 related to the acquisition transaction which is included in professional fees. Additionally, the Company pays management fees to the Investment Adviser and administration fees to the Administrator. This increase is also due to the legal fees incurred related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al.as disclosed in Note 9 to the Financial Statements.

Operating expenses per share decreased from $0.072 per share for the year ended December 31, 2014 to $0.044 for the year ended December 31, 2015.

Operating expenses increased from $111,791 for the year ended December 31, 2013 to $261,966 for the year ended December 31, 2014. The increase is primarily due an increase in professional fees.

Operating expenses per share increased from $0.031 per share for the year ended December 31, 2013 to $0.072 for the year ended December 31, 2014.

Net Investment Income (Loss)

Net investment income (loss) increased from a loss of ($261,966) for the year ended December 31, 2014 to a loss of ($1,226,442) for the year ended December 31, 2015. This increase was primarily due to legal and accounting fees for $935,161 related to the acquisition transaction which is included in professional fees. This was offset by an increase in interest income from our portfolio companies due to our expanding investment portfolio.

Net investment income (loss) per share decreased from a loss of ($0.072) per share for the year ended December 31, 2014 to a loss of ($0.013) per share for the year ended December 31, 2015.

Net investment income (loss) increased from a loss of ($111,791) for the year ended December 31, 2013 to a loss of ($261,966) for the year ended December 31, 2014. This increase was primarily due to an increase in professional fees.

Net investment income (loss) per share increased from a loss of ($0.031) per share for the year ended December 31, 2013 to a loss of ($0.072) per share for the year ended December 31, 2014.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the year ended December 31, 2015, we recognized $235,510 of realized gain primarily in connection with a gain of $246,388 on the sale of the common stock in Neuralstem, Inc.

For the year ended December 31, 2014, we recognized $349,657 of realized gain primarily in connection with a gain on the sale of common stock in Neuralstem, Inc.

For the year ended December 31, 2013, we recognized $115,054 of realized gain primarily in connection with a gain on the sale of common stock in Neuralstem, Inc.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled ($7,857,104) for the year ended December 31, 2015 primarily in connection with a loss of ($2,675,590) on the second lien loan to Performance Alloys, Inc., a loss of ($1,849,276) on the second lien loan to Advantis Certified Staffed Solutions, Inc. and a loss of ($1,865,498) on the membership interest – Class A units in Integrated Medical Partners, LLC.

Net change in unrealized gain (loss) on investments totaled a loss of ($651,162) for the year ended December 31, 2014 primarily in connection with the sale of Neuralstem, Inc. common stock and a decrease in valuation of the Neuralstem, Inc. warrant.

Net change in unrealized gain (loss) on investments totaled a gain of $704,728 for the year ended December 31, 2013 primarily in connection with the increase is value of the of Neuralstem, Inc. common stock and warrant.

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

As of December 31, 2015, we had $1,022,510 in cash, and our net assets totaled $48,225,563. We believe that our current cash on hand, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of December 31, 2015, we do not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

We have entered into two contracts under which we have material future commitments, the Investment Advisory Agreement, pursuant to which the Princeton Investment Advisors serve as our investment adviser, and the Administration Agreement, pursuant to which our Administrator agrees to furnish us with certain administrative services necessary to conduct our day-to-day operations. Payments under the Investment Advisory Agreement in future periods will be equal to: (1) a percentage of the value of our gross assets; and (2) an incentive fee based on our performance. Payments under the Administration Agreement will occur on an ongoing basis as expenses are incurred on our behalf by our Administrator.

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

Related Party Transactions

Management Fees

Management fees for the year ended December 31, 2015 were $656,479. As of December 31, 2015, management fees of $175,754 were payable to Princeton Investment Advisors. There were no management fees for the years ended December 31, 2014 and 2013.

Incentive Fees

There were no incentive fees earned by Princeton Investment Advisors for the years ended December 31, 2015, 2014, or 2013.

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

In May 2015, RSG created a wholly owned subsidiary, Southwest Hospitality Group, LLC (“SHG”), for the purpose of entering into franchise agreement with a new restaurant group. In July 2015, SHG was transferred to Sivco, Inc. and then signed a franchise agreement with this new restaurant group. Sivco, Inc. is majority owned and controlled by Alfred Jackson, a Director of the Company and minority-owned by Munish Sood, a Director, President, and CEO of the Company.

On March 30, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $1,500,000 with Sema4, Inc. and Princeton Advisory Group, Inc., as Lenders in order to purchase certain assets to maintain its RIC status. Sema4, Inc. committed $1,000,000 and Princeton Advisory Group, Inc. committed $500,000. The loan was repaid in full with interest at a rate of 10.0% per annum on April 8, 2016. Sema4, Inc. is the general partner of CPP and CPPII, which own approximately 87% and 9% of our common stock, respectively. Princeton Advisory Group, Inc. is wholly owned by Munish Sood, a Director, President, and CEO of the Company.

As disclosed in the Company’s Form 8-K filed with the SEC on June 30, 2016, on June 28, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $390,000 with Munish Sood, as Lender, in order to purchase certain assets to maintain its RIC status. Mr. Sood is the Company’s Chief Executive Officer, President, and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on July 11, 2016.

On September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is the Company’s Chief Executive Officer, President and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016.

Recent Accounting Pronouncements

See Note 2 of the financial statements for a description of recent accounting pronouncements, if any, including the expected dates of adoption and the anticipated impact on the financial statements.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the financial statements.

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors, together with our independent valuation advisors, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board of directors uses the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because there is not a readily available market for substantially all of the investments in our portfolio, we value our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

 ● Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

 ● Preliminary valuation conclusions are then documented and discussed with our senior management, Princeton Investment Advisors and our auditors;

 ● The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

● The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Princeton Investment Advisors, the independent valuation firm and the valuation committee.

Revenue Recognition

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized gains or losses on the sale of investments are calculated using the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. Generally, when We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income.

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

Recent Developments

Portfolio Activity

●	Performance Alloys, LLC has been in payment default on its senior subordinated note to the Company since January 1, 2016.
●	South Boots Hill, LLC has been in payment default on its senior note to the Company since January 1, 2016.
●	February 17, 2016, the Company invested an additional $195,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.
●	In February 2016, the Company entered into a modification agreement of the Senior Secured Note Purchase Agreement with Lone Star Brewery Development, Inc. to defer the interest payment due on December 31, 2015 to March 31, 2016. The company earned a $25,000 modification fee for the modification. Lone Star Brewery Development, Inc. defaulted on the payments due on March 31, 2016.
●	On May 19, 2016, the Company amended the Note Purchase Agreement with Great Value Storage, LLC to defer interest payments until June 30, 2016 and extend the maturity of the note until December 31, 2018. The

Company earned a $50,000 modification fee for this amendment. Great Value Storage, LLC resumed interest payment on June 30, 2016.
●	On May 24, 2016, the Company invested an additional $85,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.
●	On June 30, 2016, Rockfish Seafood Grill, Inc. made a partial interest payment on the first lien loan with an indication for the remaining amount to come by the end of the month. Since that time, Rockfish Seafood Grill, Inc. has notified the Company that it will not be able to make the remaining interest payment due for the second quarter 2016 and will not be able to make future interest payments on the first lien loan or the revolver at the present time.
●	On August 16, 2016, the Company entered into a Note Purchase and Sale Agreement with NCC Financial, LLC (“NCC”), to sell its Senior Secured Promissory Note from Lone Star Brewery Development, Inc. by September 30, 2017 for an amount equal to $6,000,000. NCC has an option to extend the purchase by date to December 31, 2017 for an extension fee in the amount of $50,000.
●	On August 30, 2016, the Company re-structured its investment in Performance Alloys, LLC to provide much needed liquidity. The Company amended its Subordinated Note effective as of July 1, 2016 by reducing the outstanding principal balance to $6,750,000, reducing the interest rate to 6% and extending the maturity date to March 31, 2018. The principal amount that was reduced under the Subordinated Note was exchanged for one Class B Membership unit in Performance Alloys, LLC, which entitles the Company to 25.97%, not to exceed $4,698,500, of the first $18,092,001 of proceeds and 8.46% of all remaining proceeds under a liquidity event. Performance Alloys, LLC also received an option to extend the Subordinated Note at their election for a period of one year from March 31, 2018. If Performance Alloys, LLC elects to exercise that option, the interest rate on the Subordinated Note will increase to 9% for the extended period. At closing, Performance Alloys, LLC cured all defaults with the Company along with its first lienholder and received its July and August interest making this a performing note again for the Company. The company also received an amendment fee in the amount of $33,750.
●	On September 12, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. which extended the maturity date to June 29, 2017 and increased the maximum principal amount to $1,276,000.
●	On September 12, 2016, the Company funded $75,000 on the Rockfish Seafood Grill, Inc. revolving loan.
●	On September 20, 2016, the Company funded $150,000 on the Rockfish Seafood Grill, Inc. revolving loan.
●	On October 21, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. to increase the maximum principal amount to $1,416,000.
●	On October 21, 2016, the Company funded $140,000 on the Rockfish Seafood Grill, Inc. revolving loan.
●	On November 18, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. to increase the maximum principal amount to $1,491,000.
●	On November 18, 2016, the Company funded $30,000 on the Rockfish Seafood Grill, Inc. revolving loan.
●	On December 1, 2016, the Company amended its Subordinated Note with Performance Alloys, LLC in order to facilitate a refinance of their first lienholder with a new bank. The Company agreed to extend its maturity date to May 30, 2020 and include an automatic increase in its interest rate to 9% on July 1, 2018.
●	On December 7, 2016, the Company funded $35,000 on the Rockfish Seafood Grill, Inc. revolving loan.

Investment Advisory Agreement

As reported on the Company’s Form 8-K filed on January 22, 2016, on January 18, 2016 the Board of Directors of the Company conditionally approved the New Investment Advisory Agreement between the Company and Princeton Advisory Group, Inc., a New Jersey corporation (the “New Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. On June 9, 2016, the Company’s stockholders approved the New Investment Advisory Agreement. The effective date of the New Investment Advisory Agreement was June 9, 2016. The Board of Directors of the Company previously approved the termination of the Investment Advisory Agreement between the Company and Princeton Investment Advisors, LLC (the “Terminated Investment Advisory Agreement”), such termination becoming effective on June 9, 2016, the date the New Investment Advisory Agreement was approved and adopted by the stockholders of the Company. The administrative services of the Company are also provided by Princeton Advisory Group, Inc. and subject to reimbursement of administrative related expenses under the New Investment Advisory Agreement.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will not be affected by changes in variable interest rates, including LIBOR as all of our outstanding loan portfolio bore interest as fixed rates as of December 31, 2015.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Princeton Capital Corporation

We have audited the accompanying statements of assets and liabilities, including the schedule of investments, of Princeton Capital Corporation (the “Company”) as of December 31, 2015, and the related statements of operations, changes in net assets and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015, by correspondence with portfolio companies, custodian, loan agent, borrower, or by other appropriate audit procedures. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Capital Corporation as of December 31, 2015, and the results of its operations, changes in net assets, and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ WithumSmith+Brown, PC

Morristown, New Jersey

December 8, 2016

BOULAY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Regal One Corporation

St. Paul, Minnesota

We have audited the accompanying balance sheet, including the schedule of investments, of Regal One Corporation (a Florida Corporation) as of December 31, 2014, and the related statements of changes in net assets, operations, and cash flows for the years ended December 31, 2014 and 2013. Regal One Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regal One Corporation as of December 31, 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Boulay, PLLP

Minneapolis, Minnesota

April 15, 2015

Boulay   7500 Flying Cloud Drive Suite 800 Minneapolis, MN 55344  (t) 952.893.9320  (f) 952.835.7296  BoulayGroup.com

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	As of December 31,
	2015	2014

ASSETS
Control investments at fair value (cost of $22,000,463 and $0, respectively)	$17,249,671	$—
Affiliate investments at fair value (cost of $5,306,750 and $0, respectively)	5,314,399	—
Non-control/non-affiliate investments at fair value (cost of $28,835,487 and $56,349, respectively)	26,135,450	470,273
Total investments at fair value (cost of $56,142,700 and $56,349, respectively)	48,699,520	470,273
Cash	1,022,510	22,999
Due from portfolio companies	84,418	—
Due from affiliates	32,348	—
Interest receivable	131,367	—
Prepaid expenses	48,311	—
Total assets	50,018,474	493,272

LIABILITIES
Accrued management fees	175,754	—
Accounts payable (Note 2)	1,395,597	12,150
Accounts payable – related party	—	18,500
Due to affiliates	11,949	—
Dividends payable	600	600
Accrued expenses and other liabilities	209,011	—
Total liabilities	1,792,911	31,250

Commitments and contingencies (Note 9)	—	—

Net assets	$48,225,563	$462,022

NET ASSETS
Preferred stock, no par value
Series A – 50,000 shares authorized, none issued or outstanding	$—	$—
Series B – 500,000 shares authorized, 100,000 issued and outstanding at December 31, 2014	—	500
Common Stock, par value $0.001 per share (250,000,000 authorized; 120,486,061 issued and outstanding at December 31, 2015 and 50,000,000 shares authorized, 3,633,067 shares issued and outstanding at December 31, 2014)	120,486	3,633
Paid-in capital	64,868,284	8,373,060
Accumulated undistributed net realized gain	235,510	—
Distributions in excess of net investment income	(9,555,537)	(8,329,095)
Accumulated unrealized gain (loss) on investments	(7,443,180)	413,924
Total net assets	$48,225,563	$462,022
Net asset value per share	$0.4000	$0.254

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014	2013
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$2,550,788	$—	$—
Interest income from control investments	524,854	—	—
Other income	18,908	—	—
Total investment income	3,094,550	—	—

OPERATING EXPENSES
Management fees	656,479	—	—
Administration fees	439,695	—	—
Professional fees (1) (Note 2)	2,497,435	162,610	22,400
Compliance fees	238,102	—	—
Directors’ fees	87,043	—	—
Accounting fees – related party	16,170	74,900	56,400
Bank fees	2,050	—	—
Insurance expense	78,045	—	—
Interest expense	4,685	250	2,736
Other general and administrative expenses	301,288	24,206	30,255
Total operating expenses	4,320,992	261,966	111,791

Net investment income (loss) before tax	(1,226,442)	(261,966)	(111,791)
Income tax benefit	—	—	—
Net investment income (loss) after taxes	(1,226,442)	(261,966)	(111,791)

Net realized gain (loss) on:
Non-control/non-affiliate investments	246,391	349,657	115,054
Affiliate investments	—	—	—
Control investments	—	—	—
US Treasury Bills	(533)	—	—
Cash	(10,348)	—	—
Net realized gain (loss)	235,510	349,657	115,054
Net change in unrealized gain (loss) on investments	(7,857,104)	(651,162)	704,728
Net realized and unrealized gain (loss) on investments	(7,621,594)	(301,505)	819,782
Net increase (decrease) in net assets resulting from operations	$(8,848,036)	$(563,471)	$707,991

Net investment income (loss) per share
Basic	$(0.013)	$(0.072)	$(0.031)
Diluted (2)	$(0.013)	$(0.072)	$(0.031)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.091)	$(0.155)	$0.195
Diluted (2)	$(0.091)	$(0.155)	$0.052
Weighted average shares of common stock outstanding
Basic (3)	97,402,398	3,633,067	3,633,067
Diluted (3)	98,375,001	13,633,067	13,633,067

(1)	Includes $935,161 of legal and accounting fees related to the transaction that occurred on March 13, 2015. See Note 1 of the Notes to Financial Statements.

(2)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the year ended December 31, 2015 and December 31, 2014 due to it being anti-dilutive. Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net investment income (loss) per share for the years ended December 31, 2015, 2014, and 2013 due to it being anti-dilutive.

(3)	Includes retroactive application of 2 for 1 stock split.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2015	2014	2013
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(1,226,442)	$(261,966)	$(111,791)
Net realized gain on investments	235,510	349,657	115,054
Net change in unrealized gain (loss) on investments	(7,857,104)	(651,162)	704,728
Net increase (decrease) in net assets resulting from operations	(8,848,036)	(563,471)	707,991

Capital share transactions:
Issued common stock	56,611,577	—	—
Net increase in net assets resulting from capital share transactions	56,611,577	—	—

Total increase (decrease) in net assets	47,763,541	(563,471)	707,991
Net assets at beginning of year	462,022	1,025,493	317,502
Net assets at end of year	$48,225,563	$462,022	$1,025,493

Capital share activity:
Common stock
Reverse stock split	(1,816,534)	—	—
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	3,185,201	—	—
Issuance of common stock (1)	115,484,327	—	—
Common stock outstanding at the beginning of year	3,633,067	3,633,067	3,633,067
Common stock outstanding at the end of year	120,486,061	3,633,067	3,633,067
Preferred stock - series B
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	(100,000)	—	—
Preferred stock outstanding at the beginning of year	100,000	100,000	100,000
Preferred stock outstanding at the end of year	—	100,000	100,000

(1)	The shares issued were based on a pre-valuation presumed fair value of $60.9 million.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(8,848,036)	$(563,471)	$707,991
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(11,646,000)	—	—
U.S. Treasury Bill	(97,005,333)	—	—
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	274,615	368,137	105,437
U.S. Treasury Bill	97,004,800	—	—
Net change in unrealized (gain) loss on investments	7,857,104	651,162	(704,726)
Net realized gain on investments	(245,854)	(349,657)	(115,054)
Increase in investments due to PIK	(983,691)	—	—
Amortization of fixed income premium or discounts	22,307	—	—
Changes in other assets and liabilities:
Due from portfolio companies	(84,418)	—	—
Due from affiliates	(32,348)	—	—
Interest receivable	(131,367)	—	—
Prepaid expenses	(48,311)	—	22,708
Accrued management fees	175,754	—	—
Accounts payable	1,383,447	(4,593)	(12,240)
Accounts payable – related party	(18,500)	(88,350)	33,900
Due to affiliates	11,949	—	—
Accrued expenses and other liabilities	209,011	—	—
Net cash provided by (used in) operating activities	(12,104,871)	13,228	38,016

Cash flows from financing activities:
Officer loans and interest payable	—	(13,000)	(34,366)
Insurance loan payable	—	—	—
Net cash received from common shares issued	13,104,382	—	—
Net cash provided by (used in) financing activities	13,104,382	(13,000)	(34,366)

Net increase in cash	999,511	228	3,650
Cash at beginning of year	22,999	22,771	19,121
Cash at end of year	$1,022,510	$22,999	$22,771

Supplemental and non-cash financing activities:
Common stock issued in exchange for investments	$43,507,195	$—	$—
Dividends declared, but not yet paid	$600	$—	$—
Interest expense paid	$26,992	$1,193	$2,842
Transfer due to restructuring of investments in Rockfish Seafood Grill, Inc.	$3,250,850	$—	$—

 See notes to financial statements.

 PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015

Investments	Headquarters / Industry	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Control investments

Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (4), (7)	Casual Dining	$6,164,535	$6,164,535	$6,164,535	12.78%
Revolving Loan, 8% Cash, due 6/29/2017 (7), (8)		$1,051,000	1,051,000	1,051,000	2.18%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (6), (7)		10.00%	414,960	316,531	0.65%
Membership Interest – Class A(6), (7)		99.997%	3,734,636	2,848,693	5.91%
Total			11,365,131	10,380,759	21.52%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (3), (6), (7)	Medical Business	$276,922	276,922	276,922	0.57%
Preferred Membership, Class A units (6), (7)	Services	800	4,196,937	2,331,439	4.83%
Preferred Membership, Class B units (6), (7)		760	29,586	32,923	0.08%
Common Stock (6), (7)		14,082	—	65	0.00%
Total			4,503,445	2,641,349	5.48%
Advantis Certified Staffing Solutions, Inc. (2)	Austin, TX
Second Lien Loan, 12.5% Cash, due 3/31/2018 (3), (6), (7)	Staffing	$6,435,000	5,954,270	4,104,994	8.51%
Unsecured Loan, 5.0%, Cash due 3/31/2018 (3), (6), (7)		$95,000	95,000	95,000	0.20%
Warrant for 250,000 Common Stock Shares, exercise price $0.01 per share, expires 12/09/2017 (6), (7)		1	2,071	691	0.00%
Common Stock - Series A Shares (6), (7)		225,000	1,864	622	0.00%
Common Stock - Series B Shares (6), (7)		9,500,000	78,682	26,256	0.06%
Total			6,131,887	4,227,563	8.77%
Total control investments			22,000,463	17,249,671	35.77%

Affiliate investments

Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (6), (7)	Home Furnishings	500,000	2,391,001	2,353,965	4.88%
Preferred Membership, Class BB units (6), (7)	Manufacturing	500,000	2,915,749	2,960,434	6.14%
Total			5,306,750	5,314,399	11.02%
Total affiliate investments			5,306,750	5,314,399	11.02%

Non-control/non-affiliate investments

Performance Alloys, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2017 (3), (4), (7)	Nickel Pipe, Fittings & Flanges	$11,881,090	11,881,090	9,205,500	19.09%

Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (3), (4), (7)	Real Estate Development	$8,076,135	8,076,135	8,076,000	16.75%

Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (4), (7)	Storage Company Property Management	$6,212,352	6,301,581	6,324,000	13.11%

South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (3), (4), (7)	Energy Services	$2,525,481	2,525,481	2,525,000	5.23%

Neuralstem, Inc.	Germantown, MD
Warrant for 1,000,000 shares, exercise price $5.00 per share, expires 8/30/2016 (6), (7)	Biotechnology	1	50,000	3,750	0.01%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015 (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets

Non-control/non-affiliate investments (continued)

Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (5), (6), (7)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			28,835,487	26,135,450	54.19%
Total portfolio investments			$56,142,700	$48,699,520	100.98%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Formerly known as Advantis Healthcare Solutions, Inc.

(3)	Investment is on non-accrual status.

(4)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(5)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2015, less than 1% of the total fair value of investments represents non-qualifying assets.

(6)	Investment is non-income producing as of December 31, 2015.

(7)	Represents an illiquid investment. At December 31, 2015, 100% of the total fair value of investments are illiquid.

(8)	On June 29, 2015 the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. for $1,250,000. As of December 31, 2015, the $199,000 remains unfunded.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015 (Continued)

The following table shows the fair value of our portfolio of investments by geography and industry as of December 31, 2015.

	December 31, 2015
Geography	Investments at Fair Value	Percentage of Net Assets

Canada	$1,200	0.00%
United States	48,698,320	100.98
Total	$48,699,520	100.98%

	December 31, 2015
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$10,380,759	21.52%
Nickel Pipe, Fittings and Flanges	9,205,500	19.09
Real Estate Development	8,076,000	16.75
Storage Company Property Management	6,324,000	13.11
Home Furnishings Manufacturing	5,314,399	11.02
Staffing	4,227,563	8.77
Medical Business Services	2,641,349	5.48
Energy Services	2,525,000	5.23
Biotechnology	3,750	0.01
Security	1,200	0.00
Total	$48,699,520	100.98%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2014

Investments (6)	Headquarters / Industry	Principal Amount/Shares	Amortized Cost	Fair Value	% of Net Assets
Control investments
Princeton Capital Corporation
Common Stock Shares (1)		1,000	$—	$—	0.0%
Total control investments			—	—	0.0%
Non-control/non-affiliate investments
Neuralstem, Inc.	Germantown, MD
Common Stock (2)	Biotechnology	115,000	4,936	312,800	67.7%
Warrant, exercise price $5.00 per share, expires 8/30/2016 (3), (5)		1,000,000	50,000	156,060	33.8%
Total			54,936	468,860	101.5%
Rampart Detection Systems, Ltd. (4),	British Columbia
Common Stock Shares (5)	Security	600,000	1,200	1,200	0.3%
LMP Money Market Trust	Money Market Fund		213	213	0.0%
Total non-control/non-affiliate investments			56,349	470,273	101.8%
Total investments			$56,349	$470,273	101.8%

(1)	As of December 31, 2014, Princeton Capital Corporation had no assets or liabilities. This subsidiary was acquired in July 2014 in contemplation of the transaction completed on March 13, 2015.

(2)	As of December 31, 2014, the shares in Neuralstem were reported on a fair value basis valued at the closing market price of $2.72 per share. 95,000 shares were sold during 2014.

(3)	This investment in Neuralstem, Inc. is a warrant to purchase 1,000,000 shares of common stock. As of December 31, 2014, using a Black-Scholes Option Pricing Model, a $156,060 value was assigned to these warrants including a 10% discount assigned by management due to the low trading volumes of Neuralstem stock. There is currently no market for Neuralstem warrants carried as an investment.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2014, 0.26% of the total fair value of investments represents non-qualifying assets.

(5)	Represents an illiquid investment. At December 31, 2014, 33.44% of the total fair value of investments are illiquid.

(6)	All investments are non-income producing as of December 31, 2014.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013, with its principal office located in Princeton, New Jersey. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a BDC, we expect to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company did not meet the qualifications of a RIC for the 2015 tax year and expects to be taxed as a corporation under Subchapter C of the Code; however, the Company expects to qualify as a RIC for the 2016 tax year. We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment.  Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

 On March 7, 2005, the Company’s board of directors determined it was in the shareholders’ best interest to change the focus of the Company’s operations to providing financial consulting services through the Company’s network of advisors and professionals, and to be regulated as a BDC under the 1940 Act. On September 16, 2005, the Company filed a Form N54A (Notification of Election by Business Development Companies) with the Securities and Exchange Commission (“SEC”), which transformed the Company into a BDC in accordance with sections 55 through 65 of the 1940 Act. The Company has reported as an operating BDC since March 31, 2006.

On July 9, 2014, Regal One acquired Princeton Capital as a wholly owned subsidiary. On July 14, 2014, Regal One, Princeton Capital, Capital Point Partners, LP, a Delaware limited partnership (“CPP”), and Capital Point Partners II, LP, a Delaware limited partnership (“CPPII” and, together with CPP, the “Partnerships”), entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Regal One would acquire cash, equity and debt investments of the Partnerships in exchange for shares of common stock of Regal One. In addition to the customary conditions to closing the transactions contemplated by the Purchase Agreement, Regal One was required to (i) to effect a reverse stock split of Regal One’s outstanding common stock at a ratio of 1-for-2 (the “Reverse Stock Split”), (ii) reincorporate from Florida to Maryland by merging into Princeton Capital (the “Reincorporation”) and (iii) become an externally managed BDC by entering into an external investment advisory agreement (the “Investment Advisory Agreement”) with Princeton Investment Advisors, LLC, (“Princeton Investment Advisors” or the “Investment Advisor”) a Delaware limited liability company.

On March 13, 2015, following the Reverse Stock Split and the Reincorporation, we completed our previously announced acquisition in the approximate amounts of $11.2 million in cash, $43.5 million in equity & debt investments, and $1.9 million in restricted cash escrow deposits of the Partnerships with an aggregate value of approximately $56.6 million and issued approximately 115.5 million shares of our common stock to the Partnerships. The shares issued were based on a pre-valuation presumed fair value of $60.9 million. We also entered into the Investment Advisory Agreement with Princeton Investment Advisors.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

The December 31, 2014 and December 31, 2013 financial statements were reclassified in order to be consistent with the new format used for the December 31, 2015 financial statements.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2015, the Company had control investments in Rockfish Holdings, LLC, Integrated Medical Partners, LLC and Advantis Certified Staffing Solutions, Inc. and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act.

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

Valuation of Investments

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•    Our quarterly valuation process begins with each portfolio company or investment being initially valued  by an independent valuation firm, except for those investments where market quotations are readily available;

•    Preliminary valuation conclusions are then documented and discussed with our senior management, Princeton Investment Advisors and our auditors;

•    The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

•    The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Princeton Investment Advisors, the independent valuation firm and the valuation committee.

U.S. GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Valuation of Other Financial Instruments

The carrying amounts of the Company’s other, non-investment, financial instruments, consisting of cash, receivables, accounts payable, and accrued expenses, approximate fair value due to their short-term nature.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

viewed to be able to pay all amounts due if the loan were to be collected on through an investment in or sale of the business, the sale of the assets of the business, or some portion or combination thereof.

Dividend income is recorded on the ex-dividend date.

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income.  There was no income from such sources for the years ended December 31, 2015, 2014 or 2013.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the year ending December 31, 2015 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Appreciation or Depreciation

Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 9.  It is undeterminable at this time the ultimate responsibility for amounts invoiced to the Company by two of the law firms that provided services, as these invoices were for the entire law firm’s fees even though they represented multiple parties and the Company believes that some of these services rendered were provided for other represented parties and that there may be other defenses. For the year ended December 31, 2015, the Company was invoiced legal fees by these two law firms related to this lawsuit in the amount of $1,241,863, which are included in professional fees on the Statements of Operations. As of December 31, 2015, these fees are included in accounts payable on the Statements of Assets and Liabilities.

Federal and State Income Taxes

The Company is taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Beginning with the 2016 tax year, the Company intends to elect to be treated as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended, and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

has met the “more-likely-than-not” threshold. The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. At December 31, 2014, the Company had 100,000 Series B Preferred Shares convertible 100 for 1 outstanding. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock for the years ended December 31, 2015 and 2014.

Transactional Expenses

A portion of the assets acquired on March 13, 2015 from the Partnerships were used for legal and accounting fees related to the acquisition transaction and were expensed as professional fees.  The Company incurred $935,161 of professional fees related to the transaction for the year ended December 31, 2015.

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

December 31, 2015

NOTE 4 – NET EARNINGS (LOSSES) PER COMMON SHARE

The following information sets forth the computation of basic and diluted earnings (losses) per common share for the year ended December 31, 2015, 2014, and 2013.

	For the Year Ended December 31,
	2015	2014	2013
Per Share Data (1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(8,848,036)	$(563,471)	$707,991
Weighted average shares outstanding for year
Basic (2)	97,402,398	3,633,067	3,633,067
Diluted (2)	98,375,001	13,633,067	13,633,067
Basic and diluted earnings (loss) per common share
Basic	$(0.091)	$(0.155)	$0.195
Diluted (3)	$(0.091)	$(0.155)	$0.052

(1) Per share data based on weighted average shares outstanding.

(2) Includes retroactive application of 2 for 1 stock split.

(3) Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the year ended December 31, 2015 and 2014 due to it being anti-dilutive.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2015 and December 31, 2014, respectively:

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$—	$—	$16,064,535	$16,064,535
Second Lien Loans	—	—	21,386,494	21,386,494
Unsecured Loans	—	—	371,922	371,922
Equity	—	—	10,876,569	10,876,569
Total Portfolio Investments	$—	$—	$48,699,520	$48,699,520

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Equity	$313,013	$—	$157,260	$470,273
Total Portfolio Investments	$313,013	$—	$157,260	$470,273

During the years ended December 31, 2015 and 2014, there were no transfers between Level, 1, Level 2 or Level 3.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

Changes in Level 3 assets measured at fair value for the year ended December 31, 2015 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$—	$—	$—	$157,260	$157,260
Common stock issued in exchange for investments	15,068,117	17,624,442	300,000	10,514,636	43,507,195
Amortization	(22,307)	—	—	—	(22,307)
Purchases of investments	3,551,000	8,000,000	95,000	—	11,646,000
Sales of investments	—	—	(23,078)	—	(23,078)
Payment-in-kind interest	696,638	287,053	—	—	983,691
Change in unrealized gain (loss) on investments	21,937	(4,525,001)	—	(3,046,177)	(7,549,241)
Transfers due to restructuring	(3,250,850)	—	—	3,250,850	—
Fair value at end of period	$16,064,535	$21,386,494	$371,922	$10,876,569	$48,699,520
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2015	$21,937	$(4,525,001)	$—	$(3,046,177)	$(7,549,241)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2014 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$—	$—	$—	$514,200	$514,200
Change in unrealized gain (loss) on investments	—	—	—	(356,940)	(356,940)
Fair value at end of period	$—	$—	$—	$157,260	$157,260
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2014	$—	$—	$—	$(356,940)	$(356,940)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$8,849,000	Discounted Cash Flow	Discount Rate	14.00%-14.25% (14.13%)
	7,215,535	Discounted Cash Flow	Discount Rate	12.40%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.8x (0.7x)
Total	16,064,535

Second Lien Loans	8,076,000	Discounted Cash Flow	Discount Rate	14.25%
	4,104,994	Discounted Cash Flow	Discount Rate	15.30%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x -4.2x (2.25x)
	9,205,500	Discounted Cash Flow	Discount Rate	30.00%
		Market Approach	Distressed Debt as a Percentage of Par	70.00%
Total	21,386,494

Unsecured Loans	371,922	Discounted Cash Flow	Discount Rate	11.2%-15.3% (13.25%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x - 15.1x (7.7)
Total	371,922

Equity	10,876,569	Black-Scholes Option Pricing Model	Volatility	30.50%-80.20% (55.40%)
			Discount for lack of marketability	0.00%-12.50% (6.25%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x – 15.3x (7.8x)
		Income Approach	Discount Rate	11.20% - 15.30% (13.25%)
Total	10,876,569
Total Level 3 Investments	$48,699,520

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2014:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

Equity	$157,260	Black-Scholes Option	Expected term	.71 years
		Pricing Model	Risk free rate	0.20%
			Annual volatility	70.996%
			Fair value of stock	$2.72 per share
			Dividend rate	0%
			Liquidity discount	10%
Total	$157,260

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

NOTE 6 – INCOME TAXES

The Company is currently taxable as a C corporation and subject to federal and state corporation income taxes. The Company recorded no current income tax expense or benefit during the years ended December 31, 2015 and 2014 since it had a net operating loss. There were no capital loss carryforwards for the year ended December 31, 2015 or 2014.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

The Company recorded no deferred income tax expense or benefit for the years ended December 31, 2015 and 2014 since it provided a full valuation allowance for deferred tax assets, which consisted primarily of net operating losses and temporary differences based on realized losses and unrealized depreciation of investments for financial statement purposes. As of December 31, 2015, and 2014, the total amount of gross deferred tax assets before valuation allowance respectively was $4.7 million and $690,000. The federal and state net operating losses will expire in 2019 through 2030. The valuation allowance for these deferred tax assets as of December 31, 2015 and 2014, was respectively ($4.7) million and $(690,000). The Company did not have any gross deferred tax liabilities as of December 31, 2015 and 2014. The components of deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

Deferred tax assets:	2015	2014
Net operating loss carryforward	$1,502,000	$856,000
Cumulative unrealized depreciation/(appreciation) on investments	3,186,000	(166,000)
Total deferred tax asset	4,688,000	690,000
Less: Valuation allowance	(4,688,000)	(690,000)
Net deferred tax assets	$—	$—

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

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

	2015	2014
Federal statutory tax rate	(34)%	(34)%
State taxes, net of federal tax benefit	(8.8)%	(8.8)%
Increase in valuation allowance	42.8%	42.8%
Effective tax rate	0.0%	0.0%

The Company has provided a full valuation allowance for its deferred tax assets due to uncertainty of generating sufficient capital gains or taxable income in future periods to realize these assets. The Company will elect to be treated for federal income tax purposes as a RIC beginning next year and anticipates meeting all the requirements as a RIC. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future

In addition to meeting other requirements, the Company must generally distribute at least 90% of its investment company taxable income to qualify for the special treatment accorded to a RIC and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the federal income tax return for that fiscal year.

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and Maryland. For the years ended December 31, 2015 and 2014, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

years from 2012 through the present. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Pursuant to the Investment Advisory Agreement, the Company has agreed to pay Princeton Investment Advisors a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

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

Management fees for the year ended December 31, 2015 were $656,479. As of December 31, 2015, management fees of $175,754 were payable to Princeton Investment Advisors. There were no management fees for the years ended December 31, 2014 and 2013.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

There is no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate . Since the hurdle rate is fixed, as interest rates rise, it will be easier for our investment advisor to surpass the hurdle rate and receive an incentive fee based on pre-incentive fee net investment income.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate , we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

There were no incentive fees earned by Princeton Investment Advisors for the years ended December 31, 2015, 2014, or 2013.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

●	all other expenses incurred by us or Princeton Investment Advisors in connection with administering our business.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by Princeton Investment Advisors and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. See Note 11 for further information.

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

Administration Agreement

On March 13, 2015, the Company entered into an administration agreement (the “Administration Agreement”) with PCC Administrator LLC (the “Administrator”), a wholly owned subsidiary of Princeton Investment Advisors. The Administration Agreement provides that our Administrator furnishes us with office facilities and equipment and provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, our Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our Administrator will also provide managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Payments under the Administration Agreement will be equal to an amount based upon our allocable portion (subject to the review of our board of directors) of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. The Administration Agreement will have an initial term of two years and may be renewed with the approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any incremental profit to our Administrator. Stockholder approval is not required to amend the Administration Agreement.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Administration fees were $268,139 for the year ended December 31, 2015, and sub-administration fees were $171,556 as shown on the Statements of Operations under administration fees. There were no administration fees or sub-administration fees earned by our Administrator or Sub-Administrator for the year ended December 31, 2014 or 2013.

Indemnification

The Administration Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator, its affiliates and their respective directors, officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as our administrator.

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2015, none of the portfolio companies had accepted our offer for such services.

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

In May 2015, RSG created a wholly owned subsidiary, Southwest Hospitality Group, LLC (“SHG”), for the purpose of entering into franchise agreement with a new restaurant group. In July 2015, SHG was transferred to Sivco, Inc. and then signed a franchise agreement with this new restaurant group. Sivco, Inc. is majority owned and controlled

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

by Alfred Jackson, a Director of the Company and minority-owned by Munish Sood, a Director, President, and CEO of the Company.

On March 30, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $1,500,000 with Sema4, Inc. and Princeton Advisory Group, Inc., as Lenders in order to purchase certain assets to maintain its RIC status. Sema4, Inc. committed $1,000,000 and Princeton Advisory Group, Inc. committed $500,000. The loan was repaid in full with interest at a rate of 10.0% per annum on April 8, 2016. Sema4, Inc. is the general partner of CPP and CPPII, which own approximately 87% and 9% of our common stock, respectively. Princeton Advisory Group, Inc. is wholly owned by Munish Sood, a Director, President, and CEO of the Company.

As disclosed in the Company’s Form 8-K filed with the SEC on June 30, 2016, on June 28, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $390,000 with Munish Sood, as Lender, in order to purchase certain assets to maintain its RIC status. Mr. Sood is the Company’s Chief Executive Officer, President, and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on July 11, 2016.

On September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is the Company’s Chief Executive Officer, President and a director of the Company.  The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement.  The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016.

NOTE 8 – FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2015	2014		2013		2012		2011
Per Share Data (1):
Net asset value at beginning of period	$0.254	$0.564		$0.174		$0.204		$0.827
Net investment loss	(0.013)	(0.144)		(0.062)		(0.068)		(0.071)
Change in unrealized appreciation (depreciation)	(0.081)	(0.358)		0.388		(0.004)		(0.572)
Realized gain	0.002	0.192		0.064		0.042		0.020
Change in capital share transactions	0.238	—		—		—		—
Net asset value at end of period	$0.400	$0.254		$0.564		$0.174		$0.204
Total return based on net asset value (2)	(36.2)%	(55.0)%		224.1%		(14.7)%		(75.3)%
Weighted average shares outstanding for period, basic	97,402,398	1,816,534		1,816,534		1,816,534		1,816,534
Raito/Supplemental Data:
Net assets at end of period	$48,225,563	$462,022		$1,025,493		$317,502		$369,642
Average net assets	$45,472,971	$743,758		$671,498		$343,572		$935,698
Annualized ratio of net operating expenses to average net assets	9.5%	35.2%		16.6%		35.6%		13.7%
Annualized ratio of net investment loss to average net assets	2.7%	35.2%		16.6%		35.6%		13.7%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	8.0%	35.2%		16.2%		34.6%		13.5%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	(19.5)%	(75.8	)%(3)	105.4	%(3)	(15.2	)%(3)	(120.9	)(3)
Portfolio Turnover	0.7%	31.2	%(3)	14.7	%(3)	17.9	%(3)	3.8	%(3)

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(3)	Unaudited

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of December 31, 2015. The unfunded commitment is accounted for under ASC 820. Below represents the unfunded loan commitment as of December 31, 2015.

Portfolio Company:	Investment Type	Unfunded Commitment
Rockfish Seafood Grill, Inc.	Revolving loan	$199,000

On or around September 8, 2015, a lawsuit was filed captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al., C.A. No. 11483-VCN in the Delaware Court of Chancery.

The following description of the settlement agreement is qualified in its entirety by reference to the full text of the Settlement Agreement, which is attached as Exhibit 99.1to the 8-K filed on January 22, 2016:

On January 19, 2016, the Company, Princeton Advisory Group, Inc., Gregory J. Cannella, Munish Sood, Thomas Jones, Jr. and Trennis L. Jones (together the “Independent Directors” and the Independent Directors together with the Company, Princeton Advisory Group, Inc., Cannella and Sood, the “Settling Defendants”) on the one hand, entered into a settlement agreement (“Settlement Agreement”) with Capital Link Fund I, LLC (“Capital Link”), CT Horizon Legacy Fund, LP (“CT Horizon”), CPP, and Sema4, Inc. (“Semaphore” and together with Capital Link, CT Horizon and CPP I, the “Plaintiffs” or the “Capital Point Parties”) on the other hand. CPP I is the Company’s largest stockholder.

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

NOTE 10 – UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

subsidiary in an annual report if any of the three tests exceeds 10% of the Company’s total investments at fair value, total assets or total income and summarized financial information in a quarterly report if any of the three tests exceeds 20% of the Company’s total amounts.

As of December 31, 2015, the Company had one single majority owned control investment that represented greater than 20% of its total investments. After performing the income test for the year ended December 31, 2015, the Company has determined that its income from one of its majority owned control investments generated more than 20% of its total income, primarily due to the unrealized appreciation (depreciation) that was recognized on the investments during the year ended December 31, 2015. As such, Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. were considered significant subsidiaries at the 20% level as of December 31, 2015. The audited financial statements for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc are filed with this Form 10-K .

Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company, was also considered a significant subsidiary at the 10% level at December 31, 2015. The following tables shows the summarized financial information for Integrated Medical Partners, LLC (numbers in thousands):

As of December 31, 2015 (unaudited)
Balance Sheet
Current Assets	$2,119
Noncurrent Assets	713
Current Liabilities	3,072
Noncurrent Liabilities	496

Year Ended December 31, 2015 (unaudited)
Income Statement
Net Revenue	$11,842
Gross Profit	5,542
Net Loss	(468)

NOTE 11 – SUBSEQUENT EVENTS

Portfolio Activity

●	Performance Alloys, LLC has been in payment default on its senior subordinated note to the Company since January 1, 2016.

●	South Boots Hill, LLC has been in payment default on its senior note to the Company since January 1, 2016.

●	February 17, 2016, the Company invested an additional $195,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

●	In February 2016, the Company entered into a modification agreement of the Senior Secured Note Purchase Agreement with Lone Star Brewery Development, Inc. to defer the interest payment due on December 31, 2015 to March 31, 2016. The company earned a $25,000 modification fee for the modification. Lone Star Brewery Development, Inc. defaulted on the payments due on March 31, 2016.

●	On May 19, 2016, the Company amended the Note Purchase Agreement with Great Value Storage, LLC to defer interest payments until June 30, 2016 and extend the maturity of the note until December 31, 2018. The Company earned a $50,000 modification fee for this amendment. Great Value Storage, LLC resumed interest payment on June 30, 2016.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

●	On May 24, 2016, the Company invested an additional $85,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

●	On June 30, 2016, Rockfish Seafood Grill, Inc. made a partial interest payment on the first lien loan with an indication for the remaining amount to come by the end of the month. Since that time, Rockfish Seafood Grill, Inc. has notified the Company that it will not be able to make the remaining interest payment due for the second quarter 2016 and will not be able to make future interest payments on the first lien loan or the revolver at the present time.

●	On August 16, 2016, the Company entered into a Note Purchase and Sale Agreement with NCC Financial, LLC (“NCC”), to sell its Senior Secured Promissory Note from Lone Star Brewery Development, Inc. by September 30, 2017 for an amount equal to $6,000,000. NCC has an option to extend the purchase by date to December 31, 2017 for an extension fee in the amount of $50,000.

●	On August 30, 2016, the Company re-structured its investment in Performance Alloys, LLC to provide much needed liquidity. The Company amended its Subordinated Note effective as of July 1, 2016 by reducing the outstanding principal balance to $6,750,000, reducing the interest rate to 6% and extending the maturity date to March 31, 2018. The principal amount that was reduced under the Subordinated Note was exchanged for one Class B Membership unit in Performance Alloys, LLC, which entitles the Company to 25.97%, not to exceed $4,698,500, of the first $18,092,001 of proceeds and 8.46% of all remaining proceeds under a liquidity event. Performance Alloys, LLC also received an option to extend the Subordinated Note at their election for a period of one year from March 31, 2018. If Performance Alloys, LLC elects to exercise that option, the interest rate on the Subordinated Note will increase to 9% for the extended period. At closing, Performance Alloys, LLC cured all defaults with the Company along with its first lienholder and received its July and August interest making this a performing note again for the Company. The company also received an amendment fee in the amount of $33,750.

●	On September 12, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. which extended the maturity date to June 29, 2017 and increased the maximum principal amount to $1,276,000.

●	On September 12, 2016, the Company funded $75,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On September 20, 2016, the Company funded $150,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On October 21, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. to increase the maximum principal amount to $1,416,000.

●	On October 21, 2016, the Company funded $140,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On November 18, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. to increase the maximum principal amount to $1,491,000.

●	On November 18, 2016, the Company funded $30,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On December 1, 2016, the Company amended its Subordinated Note with Performance Alloys, LLC in order to facilitate a refinance of their first lienholder with a new bank. The Company agreed to extend its maturity date to May 30, 2020 and include an automatic increase in its interest rate to 9% on July 1, 2018.

●	On December 7, 2016, the Company funded $35,000 on the Rockfish Seafood Grill, Inc. revolving loan.

Investment Advisory Agreement

On January 18, 2016, the Board of Directors of the Company conditionally approved the New Investment Advisory Agreement between the Company and Princeton Advisory Group, Inc., a New Jersey corporation (the “New Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. On June 9, 2016, the Company’s stockholders approved the New Investment Advisory Agreement. The effective date of the New Investment Advisory Agreement was June 9, 2016. The Board of Directors of the Company previously approved the termination of the Investment Advisory Agreement between the Company and Princeton Investment Advisors, LLC (the “Terminated Investment Advisory Agreement”), such termination becoming effective on June 9, 2016, the date the New Investment Advisory Agreement was approved and adopted by the stockholders of the Company. The administrative services of the Company are also provided by Princeton Advisory Group. Inc. and subject to reimbursement of administrative related expenses under the New Investment Advisory Agreement.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2014 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2015.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at December 31, 2015	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2014	Purchases (2)	Realized and Change in Unrealized Gains/Losses	Transfer from Restructuring	Fair Value at December 31, 2015
Control Investments

Rockfish Seafood Grill, Inc.
First Lien Loan	$6,164,535	$522,597	$—	$9,415,385	$—	$(3,250,850)	$6,164,535
Revolving Loan	$1,051,000	—	—	1,051,000	—	—	1,051,000

Rockfish Holdings, LLC
Warrant (1)	10%	—	—	—	(98,429)	414,960	316,531
Membership Interest (1)	99.997%	—	—	898,746	(885,943)	2,835,890	2,848,693

Integrated Medical Partners, LLC
Unsecured Loan	$276,922	2,257	—	276,922	—	—	276,922
Preferred Membership – Class A (1)	800	—	—	4,196,937	(1,865,498)	—	2,331,439
Preferred Membership – Class B (1)	760	—	—	29,586	3,337	—	32,923
Common Stock (1)	14,082	—	—	—	65	—	65

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan (1)	$6,435,000	—	—	5,954,270	(1,849,276)	—	4,104,994
Unsecured Loan (1)	$95,000	—	—	95,000	—	—	95,000
Warrant (1)	1	—	—	2,025	(1,334)	—	691
Common Stock – Series A (1)	225,000	—	—	1,822	(1,200)	—	622
Common Stock – Series B (1)	9,500,000	—	—	78,770	(52,514)	—	26,256

Total Control Investments		$524,854	$—	$22,000,463	$(4,750,792)	$—	$17,249,671

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	$—	$—	$2,391,001	$(37,036)	$—	$2,353,965
Preferred Membership, Class BB units (1)	500,000	—	—	2,915,749	44,685	—	2,960,434

Total Affiliate Investments		$—	$—	$5,306,750	$7,649	$—	$5,314,399

(1) Non-income producing security.

(2)  Includes PIK interest and common stock issued in exchange for investments.

End of notes to financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the direction, supervision, and involvement of the Chief Executive Officer and Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) of the Company. Based on this evaluation, the Chief Executive Officer has concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

(b)	Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Company’s management, including our Chief Executive Officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (“COSO-Framework”). Based upon that evaluation, the Company’s CEO and CFO have concluded that except for the late filing of the Form 10-K due to delays experienced in finalizing the accounting for the transaction on March 13, 2015, the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2015, a change in our internal controls over financial reporting occurred related to the transaction on March 13, 2015. The Company is now externally managed by Princeton Investment Advisors and has separate individuals acting as the Chief Executive Officer, Chief Financial Officer and Chief Compliance Officer of the Company. Multiple individuals will oversee the financial reporting of the company and allow for a greater segregation of duties.

Item 9B. OTHER INFORMATION

Departure of Directors or Certain Officers

In connection with the acquisition of the debt and equity investments of the Partnerships all of the Company’s former officers and directors resigned, effective immediately prior to closing the transactions contemplated by the Purchase Agreement. Accordingly, Stephen E. Boynton, Bernard L. Brodkorb, Charles J. Newman, James Olchefski and Robert M. Terry resigned as directors of Princeton Capital and any committee thereof. No director resigned because of any disagreement with Princeton Capital on any matter relating to Princeton Capital operation, policies, or practices. Mr. Newman ceased to be Princeton Capital’s Chief Executive Officer, Chief Financial Officer and Secretary. At a Special Meeting of the Stockholders held on March 6, 2015, the stockholders elected a new board of directors to serve following the closing of the transactions on March 13, 2015 contemplated by the Purchase Agreement. The new board of directors subsequently elected new officers of the Company.

On September 9, 2015, the Company accepted the resignation of Martin Tuchman as a director. There were no disagreements with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers Information

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2015:

Name	Age	Position	Position Held Since
Alfred Jackson	58	Chairman of the Board and Director	2015
Munish Sood	44	Chief Executive Officer, President and Director	2015
Thomas Jones, Jr.	59	Director	2015
Trennis L. Jones	63	Director	2015
Gregory J. Cannella	41	Chief Financial Officer, Treasurer and Secretary	2015
Joy Sheehan	49	Chief Compliance Officer	2015

The address for each of our directors is c/o Princeton Capital Corporation, One Riverway, Suite 2020, Houston, TX 77056.

Interested Directors

ALFRED JACKSON serves as the Chairman of our board of directors. Mr. Jackson is also a partner of Princeton Investment Advisors and is responsible for sourcing investment opportunities, investor relations, capital raising and overall firm strategy. Prior to founding Capital Point, Mr. Jackson had over 22 years of investment experience with institutional asset management firms. Mr. Jackson is the founder of the Inroads Group Ltd., an investment firm that includes several asset classes and is the majority owner of the CPP group. He also spent 17 years as a principal with Davis Hamilton Jackson and Associates (“DHJA”), an institutional asset management firm with $4 billion under management, investing in public debt and equity securities. Prior to DHJA, Mr. Jackson was Vice President of the Institutional Fixed Income Division of Capital Municipal Securities. Mr. Jackson is a past or current Board of Directors Member of the University of Texas Exes Investment Committee, Houston Children’s Museum, and is currently President of the Bakari Scholarship Fund. He is also a former Board of Directors Member of the University of Texas Health Science Center and a Trustee of the Houston Municipal Pension System. Mr. Jackson received his B.A. from The University of Texas at Austin.

MUNISH SOOD serves as the Company’s Chief Executive Officer and President. He is also a partner of Princeton Investment Advisors and is responsible for sourcing, analyzing, structuring, and closing new investment opportunities as well as managing portfolio investments. Mr. Sood is founder and Chief Investment Officer of Princeton Advisory Group, Inc. since November 2002. Mr. Sood is a founder and Chairman of First Choice Bank, since 2007. Mr. Sood is also founder of Cross Point Capital, LLC, a registered broker dealer in the U.S. which specializes in trading securities and raising capital for institutional clients. Prior to forming Princeton Advisory Group, Inc., Mr. Sood co-founded BoTree Investments, LLC, in 2001 where he was the Chief Investment Officer. Mr. Sood was responsible for managing and investing in structured products and overseeing all investment activity in Botree Asset Management, LLC. Prior to Botree, Mr. Sood was the Senior Portfolio Manager at Global Value Investors, Inc. from January 1999 to April 2001. Prior to Global Value Investors, Inc., Mr. Sood was a Senior Analyst/Trader at Penn Capital Management, Inc. From 1996 to 1998 he was an associate at Bankers Trust focusing on fixed income arbitrage. He holds a Chartered Financial Analyst designation and is a member of the Investment Analyst Society of New York and the CFA Institute. Mr. Sood received a Bachelor of Science in Finance & Accounting from Rider University.

Independent Directors

THOMAS JONES, JR. is a founder of and partner in McConnell Jones Lanier & Murphy LLP (“MJLM”), an accounting and consulting firm based in Houston, Texas, where he supervises a staff of approximately 200 professional and administrative support staff. Mr. Jones has over 35 years of experience in accounting, tax, treasury management, banking, and investment management services. He is also the sole manager of each of TKNET, LLC and Huntjon LLC, two real estate development companies. Mr. Jones serves on the board of directors of Spirit of Texas Bank, where he is a member of the senior loan committee and the compensation committee and serves as chairman of the bank’s audit committee. He was a founding board member of Royal Oaks Bank where he also serves on the senior loan committee and chairman of its audit committee. Prior to founding MJLM, Mr. Jones served as manager of the treasury management division of Chase Bank of Texas where he developed and marketed treasury and risk strategies and products to Fortune 500 and mid-sized companies. Mr. Jones holds both a Series 24 and Series 7 securities license through Homer Townsend and Kent, Inc., a registered investment advisory firm and broker/dealer and wholly-owned subsidiary of Penn Mutual Insurance Company. He is a past president of Dominion Community Development Corporation and a current board member of Florida A&M University Foundation, Inc. and the Greater Houston Convention and Visitors Bureau. Mr. Jones received his B.S. in Accounting from Florida A&M University.

TRENNIS L. JONES has over 16 years of executive experience, including 8 years in key positions at companies in the financial services industry. From February 1999 to January 2002 Mr. Jones was a principal with Barclays Global Investors. From February 2002 to February 2007 he was with VALIC, formerly AIG Valic, where he was Senior Vice President/National Managing Director for the Higher Education of VALIC. Since March 2007 Mr. Jones has been Chief Administrative Officer and Chief Compliance Officer of Seton Family of Hospitals where he is responsible for risk management and corporate compliance amongst other areas. Mr. Jones was also on the Seton Board of Trustees from August 1998 until assuming his current position. Mr. Jones holds a B.S. in Government from Lamar University and a Masters in Business Administration from the University of Texas.

Other Executive Officers

GREGORY J. CANNELLA serves as our Chief Financial Officer, Treasurer and Secretary. Mr. Cannella is responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to working at Capital Point Partners, L.P., Mr. Cannella was an Asset Manager at First Commonwealth Holdings Corp., a wealth management firm in Houston, Texas, where he was responsible for managing various commercial and multi-family residential real estate investment funds as well as oversight of accounting functions and reporting for the funds. Mr. Cannella received a B.B.A. in Management from Stephen F. Austin State University and an M.B.A. with honors in Accounting and Finance from the University of Houston. He is a Certified Public Accountant in the State of Texas.

JOY SHEEHAN serves as our Chief Compliance Officer. Ms. Sheehan is Vice President and Chief Compliance Officer at Princeton Advisory Group, Inc. As the firm’s Chief Compliance Officer, she heads the compliance and legal function across the firm’s hedge fund, structured product and credit business. Ms. Sheehan’s responsibilities also include oversight of the Operations department. Prior to joining Princeton in August 2003, Ms. Sheehan was a senior associate at Penn Capital Management, an investment advisory firm that managed CBOs and high yield bonds. With over twenty years’ experience in the investment industry, Ms. Sheehan has worked within the back office, mid and front office as well as compliance and client service departments. Joy holds the Investment Adviser Certified Compliance Professional® (IACCP®) designation.

Exchange Act Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of such copies of reports and written representations delivered to the Company by such persons, certain of our executive officers, directors and ten percent (10%) shareholders failed to timely comply with all Section 16(a) filing requirements due to an administrative error. Messrs. Jackson, Sood, Jones, Jones, Jr., and Tuchman (each a director or former director of the Company) failed to timely file an initial report of ownership on Form 3, Mr. Cannella and Ms. Sheehan (each an officer of the Company) failed to timely file an initial report of ownership on Form 3, and Capital Point Partners, L.P. (a ten percent (10%) shareholder) failed to timely file an initial report of ownership on Form 3. The administrative error was due to a failure to file the forms on behalf of each of the parties, after being timely received by the Company. The Form 3’s were to be filed on or before March 23, 2015. On February 9, 2016, Messrs. Sood, Jones, Jones, Jr., Cannella, and Ms. Sheehan each filed their initial report of ownership on Form 3 and on March 8, 2016, Mr. Jackson and Capital Point Partners, L.P., each filed their initial report of ownership on Form 3. Mr. Tuchman never filed a Form 3 and resigned from the Company’s board of directors on September 9, 2015.

Other than the late filings described above, we believe the Company’s executive officers, directors and ten percent (10%) shareholders have complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended December 31, 2015.

Code of Ethics

Our code of ethics, which is signed by directors and executive officers of the Company, requires that directors and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of the Company. Pursuant to the code of ethics which is available on our website under the “Corporate Governance” link under the “Princeton Capital Corporation” link at www.princetoncapitalcorp.com, each director and executive officer must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to the audit committee. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the board of directors.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors implemented since the filing of our Proxy Statement filed on July 13, 2015.

Audit Committee

The members of the audit committee as of December 31, 2015m are Messrs. Jones and Jones, each of whom meets the independence standards established by the SEC and the NASDAQ (the “NASDAQ”) for audit committees and is independent for purposes of the 1940 Act. Mr. Thomas Jones serves as chairman of the audit committee. Our board of directors has determined that Mr. Thomas Jones is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The board of directors has adopted a charter of the audit committee, which is available in print to any stockholder who requests it and it is also available on the Company’s website at www.princetoncapitalcorp.com.

The audit committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee is also responsible for aiding our board of directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available. The board of directors and audit committee utilizes the services of an independent valuation firm to help them determine the fair value of these securities.

Board and Committee Meetings

During the Company’s fiscal year ending December 31, 2015, the board of directors held a total of three meetings and approved no Actions by Written Consent. During that time, no incumbent Director attended fewer than 100% of the aggregate of the total number of meetings of the board of directors (held during the period for which he has been a Director).

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION

Compensation of Executive Officers

None of our officers receives direct compensation from Princeton Capital Corporation. However, Messrs. Jackson and Sood, through their financial interests in Princeton Investment Advisors, will be entitled to a portion of any investment advisory fees paid by Princeton Capital Corporation to Princeton Investment Advisors under the Investment Advisory Agreement, which includes any fees payable to Princeton Investment Advisors under the terms of the Investment Advisory Agreement, less expenses incurred by Princeton Investment Advisors in performing its services under the Investment Advisory Agreement. The compensation paid by Princeton Investment Advisors to its other investment personnel may include: (i) annual base salary; (ii) annual cash bonus; (iii) portfolio-based performance award; and (iv) individual performance award and/or individual performance bonus.

Mr. Cannella, our Chief Financial Officer, Treasurer and Secretary, and Ms. Sheehan, our Chief Compliance Officer, through Princeton Advisory Group, Inc., will be paid by Princeton Investment Advisors subject to reimbursement of PCC Administrator LLC, a wholly owned subsidiary of Princeton Investment Advisors, by Princeton Capital Corporation of its allocable portion of such compensation for services rendered by them to Princeton Capital Corporation under the Administration Agreement. To the extent that PCC Administrator LLC outsources any of its functions, we will reimburse PCC Administrator LLC for the fees associated with such functions without profit or benefit to PCC Administrator LLC or Princeton Investment Advisors.

Compensatory Arrangements of Certain Officers

Neither the Company nor Regal One issued stock options or granted stock grants during the fiscal year 2015.  Regal One’s Chief Executive Officer did not receive any salary or other compensation other than direct expense reimbursements.  During 2015, the Company did not have any direct employees and its officers were direct employees of either the Company’s external investment adviser, Princeton Investment Advisors, or one of Princeton Investment Advisors’ members, Princeton Advisory Group, Inc.  Princeton Investment Advisors was compensated through an Investment Advisory Agreement with the Company.  PCC Administrator LLC, a wholly owned subsidiary of Princeton Investment Advisors, was reimbursed for administrative expenses provided to the Company through an Administration Agreement.

For the year ended December 31, 2015, the former independent directors that were in office until March 13, 2015 received fees in the total amount of $3,600.

For the year ended December 31, 2015, the independent directors that were elected on March 13,2015 received an annual fee of $30,000. They also received $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. They also received $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairmen of the audit committee, the valuation committee and the nominating and corporate governance committee received an annual fee of $3,500, respectively. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. No compensation is paid to directors who are “interested persons.” For the year ended December 31, 2015 there was no executive compensation.

For the year ended December 31, 2015, Bernard Brodkorb earned $16,170 in fees related to accounting services for work performed not related to being a director.

As of December 31, 2015, there is no compensation committee as the Company does not have any employees.

Indemnification

As permitted by the provisions of the Maryland General Corporation Law and as required by the Company’s Charter and Bylaws, the Corporation shall indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, shall pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any individual who is a present or former director or officer of the Company and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity or (b) any individual who, while a director or officer of the Company and at the request of the Company, serves or has served as a director, officer, partner, member, manager or trustee of another corporation, partnership, joint venture, limited liability company, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity.

This obligation of the Company is further supported by Indemnification Agreements entered into by the Company and certain of its directors and officers. The Indemnification Agreements set forth the standard of review for the Company’s board of directors to consider when determine whether a director or officer is entitled to indemnification. The standard is as follows:  “If, by reason of indemnitee’s corporate Status, Indemnitee is, or is threatened to be, made a party to any Proceeding, the Company shall indemnify Indemnitee against all judgments, penalties, fines and amounts paid in settlement and all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee’s behalf in connection with any such Proceeding unless it is established that (a) the act or omission of Indemnitee was material to the matter giving rise to the Proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty, (b) Indemnitee actually received an improper personal benefit in money, property or services or (c) in the case of any criminal Proceeding, Indemnitee had reasonable cause to believe that Indemnitee’s conduct was unlawful.”

Summary of Non-Employee Director Compensation Table

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2015:

	Fees Earned Or paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen E Boynton	$1,000	—	—	—	—	—	$1,000
James Olchefski	1,000	—	—	—	—	—	1,000
Robert M Terry	1,600	—	—	—	—	—	1,600
Thomas Jones	31,393	—	—	—	—	—	31,393
Trennis Jones	31,393	—	—	—	—	—	31,393
Martin Tuchman	20,657	—	—	—	—	—	20,657

No additional Director compensation has been authorized for services for the period from January 1, 2015 through December 31, 2015 and through the date of this Form 10-K report filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2015, the beneficial ownership of each current director, each nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of the Company’s common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of ownership is based on 120,486,061 shares of the Company’s common stock outstanding as of December 31, 2015.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by their spouses under applicable law. Unless otherwise indicated, the address of all executive officers and directors is c/o Princeton Capital Corporation, One Riverway, Suite 2020, Houston, Texas 77056.

The Company’s directors are divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Class
Interested Directors
Alfred Jackson	11,955,356	(2)	9.92%
Munish Sood	0		*

Independent Directors
Thomas Jones Jr.	0		*
Trennis L. Jones	0		*
Martin Tuchman (4)	0		*

Executive Officers
Gregory J. Cannella	0		*
Joy Sheehan	0		*

All Officers and Directors as a Group	11,955,356		9.92%
5% Holders
Capital Point Partners, LP (3)	104,562,000		86.78%
Capital Point Partners II, LP (3)	10,922,327		9.07%

*Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.
(2)	Mr. Jackson, by virtue of (i) his position as manager of Capital Point Advisors, LP, a Delaware limited liability company, the investment adviser to and (ii) control of the general partner of CPPII and control of CPP may be deemed to beneficially own 10,922,327 shares of our common stock held by CPP II and 1,033,029 shares of our common stock held by CPP I. Mr. Jackson disclaims beneficial ownership of any shares directly held by CPII, except to the extent of his pecuniary interest therein.
(3)	This information is based on information included in the Schedule 13D filed with the SEC.

(4)	Martin Tuchman resigned as a director on September 9, 2015.

The following table sets forth as of December 31, 2015, the dollar range of our securities owned by our directors and executive officers.

Name	Dollar Range of Equity Securities Beneficially Owned (1), (2)
Interested Directors
Alfred Jackson	Over $100,000
Munish Sood	None

Independent Directors
Thomas Jones Jr.	None
Trennis L. Jones	None
Martin Tuchman (3)	None

Executive Officers
Gregory J. Cannella	None
Joy Sheehan	None

(1)	The dollar range of the equity securities beneficially owned is based on the closing price per share of the Company’s common stock of $0.31 on December 31, 2015 on the Over-the-Counter Bulletin Board “Pink Sheet” market.

(2)	The dollar ranges of equity securities beneficially owned are: none; $1–$10,000; $10,001–$50,000; $50,001–$100,000; and over $100,000.

(3)	Martin Tuchman resigned as a director on September 9, 2015.

Outstanding Equity Awards at Fiscal Year-End

At the end of fiscal year 2015, there were no outstanding equity awards, unexercised stock options, or equity incentive plan awards vested or not vested due to Company Officers or outside consultants.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The board of directors has adopted a policy relating to the approval of transactions with related persons that are required to be disclosed in statements by SEC regulations, which are commonly referred to as “Related Person Transactions.” A “related person” is defined under the applicable SEC regulation and includes our directors, executive officers and 5% or more beneficial owners of our common stock. The board of directors administers the procedures with regards to related person transactions. Approval of a related person transaction requires the affirmative vote of the majority of disinterested directors. In approving any related person transaction, the disinterested directors must determine that the transaction is fair and reasonable to the Company. The policies and procedures for the review, approval or ratification of any related party transaction are written and disclosed on the Company’s website.

Summarized below are certain transactions and business relationships between Princeton Capital Corporation and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities during the last two fiscal years:

Princeton Investment Advisors is beneficially owned and controlled by Alfred Jackson, the Company’s Chairman.  Munish Sood, the Company’s Chief Executive Officer and President, owns a 30% interest in Princeton Investment Advisors through his company, Princeton Advisory Group, Inc.   PCC Administrator LLC is a wholly owned subsidiary of Princeton Investment Advisors.

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

In May 2015, RSG created a wholly owned subsidiary, Southwest Hospitality Group, LLC (“SHG”), for the purpose of entering into franchise agreement with a new restaurant group. In July 2015, SHG was transferred to Sivco, Inc. and then signed a franchise agreement with this new restaurant group. Sivco, Inc. is majority owned and controlled by Alfred Jackson, a Director of the Company and minority-owned by Munish Sood, a Director, President and CEO of the Company.

For the year ended December 31, 2015 and 2014, Mr. Bernard L. Brodkorb, who is a Director of Regal One Corporation, received $16,170 and $74,900, respectively, in fee compensation for providing accounting and financial reporting services not related to his duties as a Director of Regal One Corporation and no compensation for being a Director.

Director Independence

In accordance with rules of the NASDAQ, the board of directors annually determines the independence of each director. No director is considered independent unless the board of directors has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Company’s nominating and corporate governance committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has changed.

In order to evaluate the materiality of any such relationship, the board of directors uses the definition of director independence set forth in the rules promulgated by the NASDAQ Stock Market. Rule 5605(a)(2) provides that a director of a BDC shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The board of directors has determined that each of the directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Messrs. Jackson and Sood, who are interested persons of the Company due to their positions as officers of the Company and/or officers of Princeton Investment Advisors, our external investment adviser.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents fees for professional services rendered by Boulay PLLP for fiscal year ended December 31, 2014.

Fiscal Year Ended December 31, 2014
Audit Fees	$34,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees	$34,000

The following table presents fees for professional services for fiscal year ended December 31, 2015 rendered by Boulay PLLP for the period from January 1, 2015 to June 18, 2015, and by Crowe Horwath LLP for the period from June 19, 2015 through October 19, 2015, the periods they were engaged as the Company’s auditors.

Fiscal year Ended December 31, 2015
Audit Fees	$157,595
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees	$157,595

Services rendered by the above accounting firms in connection with fees presented above were as follows:

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees include professional fees for tax compliance and tax advice.

All Other Fees. Fees for other services would include fees for products and services other than the services reported above.

Recent Change in Auditor

As disclosed on our Form 8-K filed by the Company on June 25, 2015, the Company informed Boulay PLLP (“Boulay”) that it was being dismissed as the Company’s independent auditors for the 2015 fiscal year on June 19,

2015. The Audit Committee subsequently appointed Crowe Horwath LLP, an independent registered public accounting firm, as the Company’s independent auditors for the 2015 fiscal year on June 19, 2015.

The report of Boulay on the Company’s financial statements for the fiscal year ended December 31, 2014 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2014 and in the subsequent interim period preceding Boulay’s dismissal, there were: (i) no disagreements with Boulay on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Boulay would have caused Boulay to make reference to the subject matter of the disagreements in connection with its reports, and (ii) no reportable events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

During the Company’s fiscal year ended December 31, 2014 and through the interim period preceding Boulay’s dismissal, the Company has not consulted Crowe Horwath regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K; and there was neither a written report nor oral advice provided to the Company by Crowe Horwath that Crowe Horwath concluded was an important factor considered by the Company in reaching a decision as to any auditing or financial reporting issue.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve all audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with the pre-approval policy, the Audit Committee includes every year a discussion and pre-approval of such services and the expected costs of such services for the year.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval at the first Audit Committee meeting of the year must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2015 and December 31, 2014
Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Statements of Changes in Net Assets for the years ended December 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Schedule of Investments as of December 31, 2015
Schedule of Investments as of December 31, 2014
Notes to the Financial Statements

b.    Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger between Regal One Corporation and Princeton Capital Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K), filed on March 19, 2015).
3.2*	Articles of Amendment of Princeton Capital Corporation
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.1	Investment Advisory Agreement between Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.2	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	Dividend Reinvestment Plan (Incorporated by reference from Exhibit 10.4 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.6	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
14.1*	Code of Ethics
16	Letter from Crowe Horwath LLP to the Securities and Exchange Commission dated October 22, 2015 (Incorporated by reference from Exhibit 16 of the Registrant’s Current Report on Form 8-K, filed on October 22, 2015)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the years ended December 30, 2015 and December 24, 2014
99.2*	Audited Financial Statements of Advantis Certified Staffing Solutions, Inc. as of and for the year ended December 31, 2015

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Munish Sood
Munish Sood
Chief Executive Officer

Dated: December 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Munish Sood	Chief Executive Officer and Director,	December 14, 2016
Munish Sood	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	December 14, 2016
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Darren Stainrod	Director	December 14, 2016
Darren Stainrod

/s/ Martin Laidlaw	Director	December 14, 2016
Martin Laidlaw

/s/ Greg Bennett	Director	December 14, 2016
Greg Bennett

/s/ Mark DiSalvo	Director	December 14, 2016
Mark DiSalvo