Form 10-Q
period 2016-03-31
PRINCETON CAPITAL CORP
filed 2017-05-01
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 1, 2017 was 120,486,061.

PRINCETON CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Control investments at fair value (cost of $22,288,958 and $22,000,463, respectively)	$19,234,352	$17,249,671
Affiliate investments at fair value (cost of $5,306,750 and $5,306,750, respectively)	6,807,543	5,314,399
Non-control/non-affiliate investments at fair value (cost of $29,047,927 and $28,835,487, respectively)	26,060,897	26,135,450
Investment in U.S. Treasury Bill (cost of $50,000,172 and $0, respectively)	50,000,000	-
Total investments at fair value (cost of $106,643,807 and $56,142,700, respectively)	102,102,792	48,699,520
Cash	1,748,898	1,022,510
Due from portfolio companies	87,243	84,418
Due from affiliates	43,940	32,348
Interest receivable	41,554	131,367
Prepaid expenses	161	48,311
Total assets	104,024,588	50,018,474

LIABILITIES
Accrued management fees	289,284	175,754
Accounts payable (Note 2)	1,640,283	1,395,597
Term loan – related party	1,500,000	-
Due to affiliates	12,794	11,949
Dividends payable	-	600
Short term payable for securities purchased	50,000,172	-
Accrued expenses and other liabilities	269,188	209,011
Total liabilities	53,711,721	1,792,911

Commitments and contingencies (Note 8)	-	-

Net assets	$50,312,867	$48,225,563

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at March 31, 2016 and December 31, 2015)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,284
Accumulated undistributed net realized gain	235,510	235,510
Distributions in excess of net investment income	(10,370,998)	(9,555,537)
Accumulated unrealized loss on investments	(4,541,015)	(7,443,180)
Total net assets	$50,312,867	$48,225,563
Net asset value per share	$0.418	$0.400

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2016	2015
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$212,439	$121,196
Interest income from control investments	239,410	300
Other income from non-control/non-affiliate investments	-	5
Other income from affiliate investments	12,040	-
Other income from non-investment sources	128	-
Total investment income	464,017	121,501

OPERATING EXPENSES
Management fees	213,529	-
Administration fees	123,305	21,556
Professional fees (1) (Note 2)	447,887	987,086
Compliance fees	54,999	-
Directors’ fees	41,679	3,600
Bank fees	-	2,050
Insurance expense	42,475	6,697
Other general and administrative expenses	35,604	35,526
Total operating expenses	959,478	1,056,515

Net investment income (loss) before tax	(495,461)	(935,014)
Income tax expense	320,000	-
Net investment income (loss) after tax	(815,461)	(935,014)

Net realized gain (loss) on non-control/non-affiliate investments	-	104,040
Net change in unrealized gain (loss) on investments	2,902,165	(121,430)
Net realized and unrealized gain (loss) on investments	2,902,165	(17,390)
Net increase (decrease) in net assets resulting from operations	$2,086,704	$(952,404)

Net investment income (loss) per share
Basic	$(0.007)	$(0.035)
Diluted	$(0.007)	$ (0.035	)(2)
Net increase (decrease) in net assets resulting from operations per share
Basic	$0.017	$(0.035)
Diluted	$0.017	$(0.035	)(2)
Weighted average shares of common stock outstanding
Basic	$120,486,061	$26,868,987	(3)
Diluted	$120,486,061	$30,813,432	(3)

(1)	Includes $905,161 of legal and accounting fees related to the transaction that occurred on March 13, 2015 for the three months ended March 31, 2015. See Note 1 of the Notes to Financial Statements.

(2)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share and net investment income (loss) per share for the period ended March 31, 2015 due to it being anti-dilutive.

(3)	Includes retroactive application of 2 for 1 stock split.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(815,461)	$(935,014)
Net realized gain (loss) on investments	-	104,040
Net change in unrealized gain (loss) on investments	2,902,165	(121,430)
Net increase (decrease) in net assets resulting from operations	2,086,704	(952,404)

Capital share transactions:
Unpaid dividend written off	600	-
Issued common stock	-	56,611,576
Net increase in net assets resulting from capital share transactions	600	56,611,576

Total increase (decrease) in net assets	2,087,304	55,659,172
Net assets at beginning of period	48,225,563	462,022
Net assets at end of period	$50,312,867	$56,121,194

Capital share activity:
Common stock
Reverse stock split	-	(1,816,534)
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	-	3,185,191
Issuance of common stock	-	115,484,327 (1)
Common stock outstanding at the beginning of period	120,486,061	3,633,067
Common stock outstanding at the end of period	120,486,061	120,486,051
Preferred stock - Series B
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	-	(100,000)
Preferred stock outstanding at the beginning of period	-	100,000
Preferred stock outstanding at the end of period	-	-

(1)	The shares issued were based on a pre-valuation presumed fair value of $60.9 million.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,086,704	$(952,404)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments in:
Portfolio investments	(195,000)	(2,500,000)
U.S. Treasury Bill	(50,000,172)	(40,005,333)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	-	105,540
Net change in unrealized (gain) loss on investments	(2,902,165)	121,430
Net realized gain on investments	-	(104,040)
Increase in investments due to PIK	(313,344)	(19,003)
Amortization of fixed income premium or discounts	7,409	-
Changes in other assets and liabilities:
Due from portfolio companies	(2,825)	-
Due from affiliates	(11,592)	-
Interest receivable	89,813	(102,493)
Prepaid expenses	48,150	(123,858)
Accrued management fees	113,530	-
Accounts payable	244,686	57,642
Accounts payable – related party	-	(18,500)
Due to affiliates	845	-
Deposits	-	(4,000,000)
Accrued expenses and other liabilities	60,177	-
Net cash used in operating activities	(50,773,784)	(47,541,019)

Cash flows from financing activities:
Insurance loan payable	-	103,200
Short term payable for securities purchased	50,000,172	40,005,333
Term loan – related party	1,500,000	-
Dividends payable to shareholders	(600)	-
Unpaid dividend written off	600	-
Net cash received from common shares issued	-	11,175,000
Net cash provided by financing activities	51,500,172	51,283,533

Net increase in cash	726,388	3,742,514
Cash at beginning of period	1,022,510	22,999
Cash at end of period	$1,748,898	$3,765,513

Supplemental and non-cash financing activities:
Common stock issued in exchange for investments	$-	$43,507,195
Common stock issued for restricted cash	$-	$1,929,381
Interest expense paid	$7,409	$-
Income tax paid	$320,000	$-

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2016 (Unaudited)

Investments	Headquarters/ Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3), (6)	Casual Dining	$6,258,030	$6,258,030	$6,258,030	12.44%
Revolving Loan, 8% Cash, due 6/29/2017 (6), (7)		$1,051,000	1,051,000	1,051,000	2.09%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5), (6)		10.000%	414,960	403,801	0.80%
Membership Interest – Class A(5), (6)		99.997%	3,734,636	3,634,104	7.23%
Total			11,458,626	11,346,935	22.56%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (2), (5), (6)	Medical Business	$276,922	276,922	276,922	0.55%
Preferred Membership, Class A units (5), (6)	Services	800	4,196,937	2,738,868	5.44%
Preferred Membership, Class B units (5), (6)		760	29,586	17,175	0.03%
Common Units (5), (6)		14,082	-	1	0.00%
Total			4,503,445	3,032,966	6.02%
Advantis Certified Staffing Solutions, Inc.	Austin, TX
Second Lien Loan, 12.5% Cash, due 3/31/2018 (2), (5), (6)	Staffing	$6,435,000	5,954,270	4,516,838	8.98%
Unsecured Loan, 5.0% Cash, due 3/31/2018 (2), (5), (6)		$95,000	95,000	95,000	0.19%
Unsecured Loan, 5.0% Cash, due 3/31/2020 (2), (5), (6)		$195,000	195,000	195,000	0.39%
Warrant for 250,000 Common Stock Shares, exercise price $0.01 per share, expires 12/09/2017 (5), (6)		1	2,071	1,193	0.00%
Common Stock - Series A Shares (5), (6)		225,000	1,864	1,074	0.00%
Common Stock - Series B Shares (5), (6)		9,500,000	78,682	45,346	0.09%
Total			6,326,887	4,854,451	9.65%
Total control investments			22,288,958	19,234,352	38.23%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (5), (6)	Home Furnishings	500,000	2,391,001	2,828,336	5.62%
Preferred Membership, Class BB units (5), (6)	Manufacturing	500,000	2,915,749	3,979,207	7.91%
Total			5,306,750	6,807,543	13.53%
Total affiliate investments			5,306,750	6,807,543	13.53%

Non-control/non-affiliate investments
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2017 (2), (3), (5), (6)	Nickel Pipe, Fittings & Flanges	$11,881,090	11,881,090	9,026,500	17.95%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5), (6)	Real Estate Development	$8,076,135	8,076,135	8,076,000	16.05%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3), (6)	Storage Company Property Management	$6,432,201	6,514,021	6,432,000	12.78%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (2), (3), (5), (6)	Energy Services	$2,525,481	2,525,481	2,525,000	5.02%
Neuralstem, Inc.	Germantown, MD
Warrant for 1,000,000 shares, exercise price $5.00 per share, expires 8/30/2016 (5), (6)	Biotechnology	1	50,000	197	0.00%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2016 (Unaudited) (Continued)

Investments	Headquarters/ Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5), (6)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			29,047,927	26,060,897	51.80%
Total Portfolio Investments			56,643,635	52,102,792	103.56%
United States Treasury
U. S. Treasury Bill 0.0% 04/07/16		$50,000,000	50,000,172	50,000,000	99.38%

Total Investments			$106,643,807	$102,102,792	202.94%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of March 31, 2016, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of March 31, 2016.

(6)	Represents an illiquid investment. At March 31, 2016, 100% of the total fair value of investments are illiquid.

(7)	On June 29, 2015 the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. for $1,250,000. As of March 31, 2016, $199,000 remains unfunded.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2016 (Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of March 31, 2016.

	March 31, 2016
Geography	Investments at Fair Value	Percentage of Net Assets

Canada	$1,200	0.00%
United States	52,101,592	103.56
Total	$52,102,792	103.56%

	March 31, 2016
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$11,346,935	22.56%
Nickel Pipe, Fittings and Flanges	9,026,500	17.94
Real Estate Development	8,076,000	16.05
Home Furnishings Manufacturing	6,807,543	13.53
Storage Company Property Management	6,432,000	12.78
Staffing	4,854,451	9.65
Medical Business Services	3,032,966	6.03
Energy Services	2,525,000	5.02
Security	1,200	0.00
Biotechnology	197	0.00
Total	$52,102,792	103.56%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015 (Audited)

Investments	Headquarters/ Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (4), (7)	Casual Dining	$6,164,535	$6,164,535	$6,164,535	12.78%
Revolving Loan, 8% Cash, due 6/29/2017 (7), (8)		$1,051,000	1,051,000	1,051,000	2.18%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (6), (7)		10.000%	414,960	316,531	0.65%
Membership Interest – Class A(6), (7)		99.997%	3,734,636	2,848,693	5.91%
Total			11,365,131	10,380,759	21.52%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (3), (6), (7)	Medical Business	$276,922	276,922	276,922	0.57%
Preferred Membership, Class A units (6), (7)	Services	800	4,196,937	2,331,439	4.83%
Preferred Membership, Class B units (6), (7)		760	29,586	32,923	0.08%
Common Units (6), (7)		14,082	-	65	0.00%
Total			4,503,445	2,641,349	5.48%
Advantis Certified Staffing Solutions, Inc. (2)	Austin, TX
Second Lien Loan, 12.5% Cash, due 3/31/2018 (3), (6), (7)	Staffing	$6,435,000	5,954,270	4,104,994	8.51%
Unsecured Loan, 5.0%, Cash due 3/31/2018 (3), (6), (7)		$95,000	95,000	95,000	0.20%
Warrant for 250,000 Common Stock Shares, exercise price $0.01 per share, expires 12/09/2017 (6), (7)		1	2,071	691	0.00%
Common Stock - Series A Shares (6), (7)		225,000	1,864	622	0.00%
Common Stock - Series B Shares (6), (7)		9,500,000	78,682	26,256	0.06%
Total			6,131,887	4,227,563	8.77%
Total control investments			22,000,463	17,249,671	35.77%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (6), (7)	Home Furnishings	500,000	2,391,001	2,353,965	4.88%
Preferred Membership, Class BB units (6), (7)	Manufacturing	500,000	2,915,749	2,960,434	6.14%
Total			5,306,750	5,314,399	11.02%
Total affiliate investments			5,306,750	5,314,399	11.02%
Non-control/non-affiliate investments
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2017 (3), (4), (7)	Nickel Pipe, Fittings & Flanges	$11,881,090	11,881,090	9,205,500	19.09%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (3), (4), (7)	Real Estate Development	$8,076,135	8,076,135	8,076,000	16.75%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (4), (7)	Storage Company Property Management	$6,212,352	6,301,581	6,324,000	13.11%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (3), (4), (7)	Energy Services	$2,525,481	2,525,481	2,525,000	5.23%
Neuralstem, Inc.	Germantown, MD
Warrant for 1,000,000 shares, exercise price $5.00 per share, expires 8/30/2016 (6), (7)	Biotechnology	1	50,000	3,750	0.01%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015 (Audited) (Continued)

Investments	Headquarters/ Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (5), (6), (7)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			28,835,487	26,135,450	54.19%
Total portfolio investments			$56,142,700	$48,699,520	100.98%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Formerly known as Advantis Healthcare Solutions, Inc.

(3)	Investment is on non-accrual status.

(4)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(5)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2015, less than 1% of the total fair value of investments represents non-qualifying assets.

(6)	Investment is non-income producing as of December 31, 2015.

(7)	Represents an illiquid investment. At December 31, 2015, 100% of the total fair value of investments are illiquid.

(8)	On June 29, 2015 the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. for $1,250,000. As of December 31, 2015, the $199,000 remains unfunded.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015 (Continued)

The following tables show the fair value of our portfolio of investments by geography and industry as of December 31, 2015.

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

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013, with its principal office located in Princeton, New Jersey. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a BDC, we expect to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  It is likely that the Company will not meet the requirements to qualify as a RIC for the 2016 tax year and expects to be taxed as a corporation under Subchapter C of the Code; however, the Company expects to qualify as a RIC for the 2017 tax year. We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment.  Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

Prior to March 13, 2015, Princeton Capital’s predecessor operated under the name Regal One Corporation (“Regal One”). Regal One had been located in Scottsdale, Arizona, and was a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc. Since inception, Regal One had been involved in a number of industries. In 1998 the Electro-Mechanical Services Inc. changed its name to Regal One Corporation.

On March 7, 2005, Regal One’s board of directors determined it was in the shareholders’ best interest to change the focus of its operations to providing financial consulting services through its network of advisors and professionals, and to be regulated as a BDC under the 1940 Act. On September 16, 2005, Regal One filed a Form N54A (Notification of Election by Business Development Companies) with the Securities and Exchange Commission (“SEC”), which transformed Regal One into a BDC in accordance with sections 55 through 65 of the 1940 Act. Regal One reported as an operating BDC from March 31, 2006 until March 13, 2015 and since March 13, 2015 (following the Reincorporation described below) Princeton Capital has reported as an operating BDC.

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

March 31, 2016 (Unaudited)

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2016, the Company had control investments in Rockfish Seafood Grill Inc., Rockfish Holdings, LLC, Integrated Medical Partners, LLC and Advantis Certified Staffing Solutions, Inc. and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act.

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

March 31, 2016 (Unaudited)

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and Princeton Investment Advisors;

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Princeton Investment Advisors, the independent valuation firm and the valuation committee.

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

March 31, 2016 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

Dividend income is recorded on the ex-dividend date.

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income.  Income from such sources was $12,040 and $5 for the three months ended March 31, 2016 and March 31, 2015, respectively. Interest income earned on cash in the Company’s bank account is included in other income from non-investment sources. Income from such sources was $128 for the three months ended March 31, 2016. There was no such income for the three months ended March 31, 2015.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the quarter ending March 31, 2016 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Appreciation or Depreciation

Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 8.  It is undeterminable at this time the ultimate responsibility for amounts invoiced to the Company by two of the law firms that provided services, as these invoices were for the entire law firm’s fees even though they represented multiple parties and the Company believes that some of these services rendered were provided for other represented parties. For the three months ended March 31, 2016, the Company was invoiced legal fees by these two law firms related to this lawsuit in the amount of $343,126, which are included in professional fees on the Statements of Operations. As of March 31, 2016, these fees are included in accounts payable on the Statements of Assets and Liabilities.

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

It is likely that the Company will not meet the qualifications of a RIC for the 2016 tax year and expects to be taxed as a corporation under Subchapter C of the Code; however, the Company expects to qualify as a RIC for the 2017 tax year. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position has met the “more-likely-than-not” threshold. The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. The Company had 100,000 Series B Preferred Shares convertible at 100 for 1 outstanding through March 12, 2015, but were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock for the three months ended March 31, 2015. For the three months ended March 31, 2016, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

Transactional Expenses

A portion of the assets acquired on March 13, 2015 from the Partnerships were used for legal and accounting fees related to the acquisition transaction and were expensed as professional fees. The Company incurred $905,161 of professional fees related to the transaction for the period ended March 31, 2015.  There were no professional fees related to the transaction for the period ended March 31, 2016.

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

Recent Accounting Pronouncements

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. The Company does not believe this standard has an impact on its Financial Statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

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

NOTE 4 – NET INCOME (LOSS) PER COMMON SHARE

The following information sets forth the computation of basic and diluted income (loss) per common share for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,086,704	$(952,404)
Weighted average shares outstanding for period
Basic	120,486,061	26,868,987	(2)
Diluted	120,486,061	30,813,432	(2),(3)
Basic and diluted income (loss) per common share
Basic	$0.017	$(0.035)
Diluted	$0.017	$(0.035)

(1) Per share data based on weighted average shares outstanding.

(2) Includes retroactive application of 2 for 1 stock split.

(3) Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the period ended March 31, 2015 due to it being anti-dilutive.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2016 and December 31, 2015, respectively:

	As of March 31, 2016 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$16,266,030	$16,266,030
Second Lien Loans	-	-	21,619,338	21,619,338
Unsecured Loans	-	-	566,922	566,922
Equity	-	-	13,650,502	13,650,502
Total Portfolio Investments	-	-	52,102,792	52,102,792
U.S. Treasury Bill	50,000,000	-	-	50,000,000
Total Investments	$50,000,000	$-	$52,102,792	$102,102,792

	As of December 31, 2015 (Audited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$16,064,535	$16,064,535
Second Lien Loans	-	-	21,386,494	21,386,494
Unsecured Loans	-	-	371,922	371,922
Equity	-	-	10,876,569	10,876,569
Total Portfolio Investments	$-	$-	$48,699,520	$48,699,520

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

During the three months ended March 31, 2016 and year ended December 31, 2015, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2016 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$16,064,535	$21,386,494	$371,922	$10,876,569	$48,699,520
Amortization	(7,409)	-	-	-	(7,409)
Purchases of investments	-	-	195,000	-	195,000
Sales of investments	-	-	-	-	-
Payment-in-kind interest	313,344	-	-	-	313,344
Change in unrealized gain (loss) on investments	(104,440)	232,844	-	2,773,933	2,902,337
Fair value at end of period	$16,266,030	$21,619,338	$566,922	$13,650,502	$52,102,792
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2016	$(104,440)	$232,844	$-	$2,773,933	$2,902,337

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2015 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$-	$-	$-	$157,260	$157,260
Common stock issued in exchange for investments	15,068,117	17,624,442	300,000	10,514,636	43,507,195
Purchases of investments	2,500,000	-	-	-	2,500,000
Payment-in-kind interest	5,733	13,270	-	-	19,003
Change in unrealized gain (loss) on investments	-	-	-	33,940	33,940
Fair value at end of period	$17,573,850	$17,637,712	$300,000	$10,705,836	$46,217,398
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2015	$-	$-	$-	$33,940	$-

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$8,957,000	Discounted Cash Flow	Discount Rate	14.00%-14.50% (14.25%)
	7,309,030	Discounted Cash Flow	Discount Rate	12.00%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.9x (0.75x)
Total	16,266,030

Second Lien Loans	8,076,000	Discounted Cash Flow	Discount Rate	14.25%
	4,516,838	Discounted Cash Flow	Discount Rate	14.90%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x-4.2x (2.25x)
	9,026,500	Discounted Cash Flow	Discount Rate	40.00%
		Market Approach	Distressed Debt as a Percentage of Par	70.00%
Total	21,619,338

Unsecured Loans	566,922	Discounted Cash Flow	Discount Rate	10.8%-14.9% (12.85%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x - 6.0x (3.15x)
Total	38,452,290

Equity	13,650,502	Black-Scholes Option Pricing Model	Volatility	32.30%-91.60% (61.95%)
			Discount for lack of marketability	0.00%-9.00% (4.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x - 11.3x (5.8x)
		Income Approach	Discount Rate	10.80% - 14.90% (12.85%)
Total	13,650,502
Total Level 3 Investments	$52,102,792

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

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

Management fees for the three months ended March 31, 2016 were $213,529. As of March 31, 2016, management fees of $289,284 were payable to Princeton Investment Advisors. There were no management fees for the three months ended March 31, 2015.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

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

March 31, 2016 (Unaudited)

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

There were no incentive fees earned by Princeton Investment Advisors for the three months ended March 31, 2016 or March 31, 2015.

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

March 31, 2016 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

Sub-Administration Agreement

The Administrator has engaged Conifer Asset Solutions LLC (the “Sub-Administrator”) to provide certain administrative services to us. As of December 15, 2016, Conifer Asset Solutions LLC’s parent company, Conifer Financial Services, LLC, was acquired by SS&C Technologies Holdings, Inc. In exchange for provided services, the Administrator pays the Sub-Administrator an asset-based fee with a $200,000 annual minimum as adjusted for any reimbursement of expenses. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $73,305 for the three months ended March 31, 2016, and sub-administration fees were $50,000 as shown on the Statements of Operations under administration fees. Administration fees were $21,556 for the three months ended March 31, 2015.

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2016, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

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

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is the Company’s Chief Executive Officer, President and a director of the Company.  The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement.  The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016.  As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to maintain its RIC status, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan.

As disclosed in the Compay’s Form 8-K filed with the SEC on October 5, 2016, on September 29, 2016 the Company, as Borrower, entered into a Term Loan in the amount of $470,000 with Munish Sood, as Lender, in order to purchase certain assets to maintain its RIC status. Mr. Sood is the Company’s Chief Executive Officer, President, and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on October 7, 2016.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	0.400	$0.254
Net investment loss	(0.007)	(0.035)
Change in unrealized gain (loss)	0.025	(0.005)
Realized gain	-	0.004
Change in capital share transactions	-	0.247
Net asset value at end of period	$0.418	$0.466
Total return based on net asset value (2)	4.5%	83.13%
Weighted average shares outstanding for period, basic	120,486,061	26,868,987
Ratio/Supplemental Data:
Net assets at end of period	$50,312,867	$56,121,194
Average net assets	$54,865,986	$28,291,608
Annualized ratio of net operating expenses to average net assets(3)	7.5%	2.14%
Annualized ratio of net investment income (loss) to average net assets(3)	(4.1)%	(0.42)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(3)	6.0%	2.14%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(3)	17.3%	(0.67)%
Portfolio Turnover	0.4%	0.5%

(1)	Financial highlights are based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial highlights for periods of less than one year are annualized and each of the ratios to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the three months ended March 31, 2015, the Company incurred $905,161 of professional fees related to the March 13, 2015 transaction, which were deemed to be non-recurring. For the three months ended March 31, 2016 the Company incurred $343,126 of legal fees that were deemed to be non-recurring.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Per Share Data (1):
Net asset value at beginning of period	$0.254	$0.564	$0.174	$0.204	$0.827
Net investment loss	(0.013)	(0.144)	(0.062)	(0.068)	(0.071)
Change in unrealized gain (loss)	(0.081)	(0.358)	0.388	(0.004)	(0.572)
Realized gain	0.002	0.192	0.064	0.042	0.020
Change in capital share transactions	0.238	-	-	-	-
Net asset value at end of period	$0.400	$0.254	$0.564	$0.174	$0.204
Total return based on net asset value (2)	(36.2)%	(55.0)%	224.1%	(14.7)%	(75.3)%
Weighted average shares outstanding for period, basic	97,402,398	1,816,534	1,816,534	1,816,534	1,816,534
Raito/Supplemental Data:
Net assets at end of period	$48,225,563	$462,022	$1,025,493	$317,502	$369,642
Average net assets	$45,472,971	$743,758	$671,498	$343,572	$935,698
Annualized ratio of net operating expenses to average net assets	9.5%	35.2%	16.6%	35.6%	13.7%
Annualized ratio of net investment loss to average net assets	2.7%	35.2%	16.6%	35.6%	13.7%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	8.0%	35.2%	16.2%	34.6%	13.5%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	(19.5)%	(75.8)% (3)	105.4% (3)	(15.2)% (3)	(120.9) (3)
Portfolio Turnover	0.7%	31.2% (3)	14.7% (3)	17.9% (3)	3.8% (3)

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Unaudited

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of March 31, 2016. The unfunded commitment is accounted for under ASC 820. Below represents the unfunded loan commitment as of March 31, 2016.

Portfolio Company:	Investment Type	Unfunded Commitment
Rockfish Seafood Grill, Inc.	Revolving loan	$199,000

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

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

Subject to the terms and conditions contained therein, the Settlement Agreement settles between the Plaintiffs and the Settling Defendants the disputes described in the lawsuit. No monies were paid or exchanged by any of the parties as a part of the settlement and none of the parties admitted any wrongdoing. For the avoidance of doubt, none of the following is a party to the Settlement Agreement: Alfred Jackson (“Jackson”), Martin Tuchman (“Tuchman”), Capital Point Management, LP (“CPM”), Capital Point Advisors, LP (“CPA”) or Princeton Investment Advisors, LLC (“PIA,” and, together with Jackson, Tuchman, CPM and CPA, collectively the “Non-Settling Defendants”). As part of the terms of the Settlement Agreement, Sood and Cannella waive any rights to indemnification they may have had against the Company as it relates to the lawsuit. Jackson, as a Non-Settling Defendant, does not have a similar prohibition against seeking indemnification.

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

On February 24, 2017, a Stipulation and Order of Dismissal of Claims (the “Dismissal Order II”) against Jackson, CPM, CPA and PIA was entered in the Delaware Court of Chancery.  The Dismissal Order II, which was dated February 24, 2017, dismissed with prejudice the claims brought by the Plaintiffs against Jackson, CPM, CPA and PIA.  Terms of any settlement were not disclosed and all claims with respect to the lawsuit have now been dismissed, signifying that the status quo order that included the Company has now been lifted.

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

After performing the income test for the three months ended March 31, 2016, the Company has determined that its income from two of its majority owned control investments generated more than 20% of its total income, primarily due to the unrealized appreciation (depreciation) that was recognized on the investments during the three months ended March 31, 2016. As such, Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. were considered significant subsidiaries at the 20% level as of March 31, 2016.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company, was also considered a significant subsidiary at the 10% level at March 31, 2016.

The following tables shows the summarized financial information for Rockfish Seafood Grill, Inc, Advantis Certified Staffing Solutions, Inc, and Integrated Medical Partners, LLC (numbers in thousands):

	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC
	As of March 31, 2016 (unaudited)	As of March 31, 2016 (unaudited)	As of March 31, 2016 (unaudited)
Balance Sheet
Current Assets	$257	$549	$2,446
Noncurrent Assets	4,372	5,337	5,823
Current Liabilities	2,531	10,393	3,402
Noncurrent Liabilities	7,118	11,351	672

	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC
	Three Months Ended March 31, 2016 (unaudited)	Three Months Ended March 31, 2016 (unaudited)	Three Months Ended March 31, 2016 (unaudited)
Income Statement
Net Revenue	$6,151	$4,490	$3,626
Gross Profit	4,263	996	1,512
Net Income (Loss)	(78)	(494)	23

NOTE 10 – SUBSEQUENT EVENTS

Portfolio Activity

●	On May 19, 2016, the Company amended the Note Purchase Agreement with Great Value Storage, LLC to defer interest payments until June 30, 2016 and extend the maturity of the note until December 31, 2018. The Company earned a $50,000 modification fee for this amendment. Great Value Storage, LLC resumed interest payment on June 30, 2016.

●	On May 24, 2016, the Company invested an additional $85,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

●	On June 30, 2016, Rockfish Seafood Grill, Inc. made a partial interest payment on the first lien loan with an indication for the remaining amount to come by the end of the month. Since that time, Rockfish Seafood Grill, Inc. has notified the Company that it will not be able to make the remaining interest payment due for the second quarter 2016 and will not be able to make future interest payments on the first lien loan or the revolver at the present time.

●	On August 16, 2016, the Company entered into a Note Purchase and Sale Agreement with NCC Financial, LLC (“NCC”), to sell its Senior Secured Promissory Note from Lone Star Brewery Development, Inc. by September 30, 2017 for an amount equal to $6,000,000. NCC has an option to extend the purchase by date to December 31, 2017 for an extension fee in the amount of $50,000.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

●	On August 30, 2016, the Company re-structured its investment in Performance Alloys, LLC to provide much needed liquidity. The Company amended its Subordinated Note effective as of July 1, 2016 by reducing the outstanding principal balance to $6,750,000, reducing the interest rate to 6% and extending the maturity date to March 31, 2018. The principal amount that was reduced under the Subordinated Note was exchanged for one Class B Membership unit in Performance Alloys, LLC, which entitles the Company to 25.97%, not to exceed $4,698,500, of the first $18,092,001 of proceeds and 8.46% of all remaining proceeds under a liquidity event. Performance Alloys, LLC also received an option to extend the Subordinated Note at their election for a period of one year from March 31, 2018. If Performance Alloys, LLC elects to exercise that option, the interest rate on the Subordinated Note will increase to 9% for the extended period. At closing, Performance Alloys, LLC cured all defaults with the Company along with its first lienholder and received its July and August interest making this a performing note again for the Company. The Company also received an amendment fee in the amount of $33,750.

●	On September 12, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. which extended the maturity date to June 29, 2017 and increased the maximum principal amount to $1,276,000.

●	On September 12, 2016, the Company funded $75,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On September 20, 2016, the Company funded $150,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On October 21, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. to increase the maximum principal amount to $1,416,000.

●	On October 21, 2016, the Company funded $140,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On November 18, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. to increase the maximum principal amount to $1,491,000.

●	On November 18, 2016, the Company funded $30,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On December 1, 2016, the Company amended its Subordinated Note with Performance Alloys, LLC in order to facilitate a refinance of their first lienholder with a new bank. The Company agreed to extend its maturity date to May 30, 2020 and include an automatic increase in its interest rate to 9% on July 1, 2018.

●	On December 7, 2016, the Company funded $35,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On December 22, 2016, due to the need for additional capital to fund an increase in work orders for Performance Alloys, LLC, the Company agreed to defer the January 1, 2017, February 1, 2017, and March 1, 2017 interest payments to be due on April 1, 2017.

●	Effective December 31, 2016, the Company sold its equity interests in Advantis Certified Staffing Solutions, Inc. for the amount of $500,000. $50,000 in cash was received at closing and the remaining $450,000 is to be paid through a Term Note in four equal quarterly installments beginning on March 31, 2017 and ending on December 31, 2017. The Company also amended its Senior Secured Subordinated Promissory Note (the “Advantis Note”) by reducing the principal balance to $4.5 million, forgiving any accrued interest under the Advantis Note, and forgiving all amounts owed under the three outstanding unsecured notes. The interest rate on the Advantis Note was reduced to 6% with an automatic increase to 12% on the second anniversary of the amendment. The maturity date was extended to November 30, 2021. The Company also received a Warrant for a 5% common equity interest in the company. Both the Term Note and the Advantis Note will be secured by a pledge of the stock of Advantis Certified Staffing Solutions, Inc. This restructure allows the Advantis Note to become a performing note for the Company.

●	On January 18, 2017, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. to increase the maximum principal amount to $1,621,000.

●	On January 18, 2017, the Company funded $140,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On February 6, 2017, the Company assigned its notes, liens and security interests in its investment in South Boots Hill, LLC to a wholly owned subsidiary, PCC SBH SUB, Inc. (“PCC SBH”). On February 7, 2017, PCC SBH foreclosed on the real estate collateral assets and other personal property assets of South Boots Hill, LLC.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2015 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2016.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at March 31, 2016	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2015	Purchases (2)	Realized and Change in Unrealized Gains/Losses	Fair Value at March 31, 2016
Control Investments

Rockfish Seafood Grill, Inc.
First Lien Loan	$6,258,030	$239,410	$6,164,535	$93,495	$-	$6,258,030
Revolving Loan	$1,051,000	-	1,051,000	-	-	1,051,000

Rockfish Holdings, LLC
Warrant (1)	10.00%	-	316,531	-	87,270	403,801
Membership Interest (1)	99.997%	-	2,848,693	-	785,411	3,634,104

Integrated Medical Partners, LLC
Unsecured Loan (1)	$276,922	$-	$276,922	$-	$-	$276,922
Preferred Membership – Class A (1)	800	-	2,331,439	-	407,429	2,738,868
Preferred Membership – Class B (1)	760	-	32,923	-	(15,748)	17,175
Common Stock (1)	14,082	-	65	-	(64)	1

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan (1)	$6,435,000	$-	$4,104,994	$-	$411,844	$4,516,838
Unsecured Loan (1) (due 3/31/2018)	$95,000	-	95,000	-	-	95,000
Unsecured Loan (1) (due 3/31/2020)	$195,000	-	-	195,000	-	195,000
Warrant (1)	1	-	691	-	502	1,193
Common Stock – Series A (1)	225,000	-	622	-	452	1,074
Common Stock – Series B (1)	9,500,000	-	26,256	-	19,090	45,346

Total Control Investments		$239,410	$17,249,671	$288,495	$1,696,186	$19,234,352

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	$-	$2,353,965	$-	$474,371	$2,828,336
Preferred Membership, Class BB units (1)	500,000	-	2,960,434	-	1,018,773	3,979,207

Total Affiliate Investments		$-	$5,314,399	$-	$1,493,144	$6,807,543

(1) Non-income producing security.

(2) Includes PIK interest and common stock issued in exchange for investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2014 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2015.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at March 31, 2015	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2014	Purchases (2)	Realized and Change in Unrealized Gains/Losses	Fair Value at March 31, 2015
Control Investments

Rockfish Seafood Grill, Inc.
First Lien Loan (1)	$6,517,686	$-	$-	$9,200,850	$-	$9,200,850
Rockfish Holdings, LLC
Warrant (1)	10.00%	-	-	-	-	-
Membership Interest(1)	99.997%	-	-	898,746	-	898,746

Integrated Medical Partners, LLC
Unsecured Loan	$300,000	300	$-	$300,000	$-	$300,000
Preferred Membership - Class A & Class B (1)	1,560	-	-	4,226,523	-	4,226,523

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan (1)	$6,435,000	-	$-	$5,954,270	$-	$5,954,270
Warrant(1)	1	-	-	2,025	-	2,025
Common Stock - Series A(1)	225,000	-	-	1,822	-	1,822
Common Stock - Series B(1)	9,725,000	-	-	78,770	-	78,770

Total Control Investments		$300	$-	$20,663,006	$-	$20,663,006

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units(1)	500,000	$-	$-	$2,391,001	$-	$2,391,001
Preferred Membership, Class BB units(1)	500,000	-	-	2,915,749	-	2,915,749

Total Affiliate Investments		$-	$-	$5,306,750	$-	$5,306,750

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

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

On an annual basis, we intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders. We do not believe it is likely that the Company will meet the qualifications of a RIC for the 2016 tax year and we expect to be taxed as a corporation under Subchapter C of the Code.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, and corresponding equity investments.

At March 31, 2016, the Company had investments in 10 portfolio companies. At March 31, 2016, the Company also held one U.S. Treasury Bill. The total cost and fair value of the total investments were approximately $106.6 million and $102.1 million, respectively. The composition of our investments by asset class as of March 31, 2016 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$16,348,532	$16,266,030	15.9%
Second Lien Loans	25,911,495	21,619,338	21.1
Unsecured Loans	566,922	566,922	0.6
Equity	13,816,686	13,650,502	13.4
Total Portfolio Investments	56,643,635	52,102,792	51.00

U.S. Treasury Bill	50,000,172	50,000,000	49.0
Total Investments	$106,643,807	$102,102,792	100.0%

At December 31, 2015, the Company had investments in 10 portfolio companies. The total cost and fair value of the positions were $56.1 million and $48.7 million, respectively. The Company did not hold any U.S. Treasury Bills at December 31, 2015. The composition of our investments by asset class as of December 31, 2015 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$16,042,597	$16,064,535	33.0%
Second Lien Loans	25,911,495	21,386,494	43.9
Unsecured Loans	371,922	371,922	0.8
Equity	13,816,686	10,876,569	22.3
Total Portfolio Investments	$56,142,700	$48,699,520	100.0%

At March 31, 2016, our weighted average yield based upon cost of our portfolio investments was approximately 13.54% of which approximately 9.88% is current cash interest, all bearing a fixed rate of interest. At December 31, 2015, our weighted average yield based upon cost of our portfolio investments was approximately 13.53% of which approximately 9.86% is current cash interest, all bearing a fixed rate of interest.

At March 31, 2016, we held approximately $50.0 million of United States Treasury securities. At December 31, 2015, we did not hold any United States Treasury securities. The United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

The primary portfolio investment activities for the three months ended March 31, 2016 are as follows:

●	On February 17, 2016, the Company invested an additional $195,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest with a maturity date of March 31, 2020.

●	In February 2016, the Company entered into a modification agreement of the Senior Secured Note Purchase Agreement with Lone Star Brewery Development, Inc. to defer the interest payment due on December 31, 2015 to March 31, 2016. The company earned a $25,000 modification fee for the modification. Lone Star Brewery Development, Inc. defaulted on the payments due on March 31, 2016.

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

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016			As of December 31, 2015
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	24,711,260	24.2%	1	7,215,535	14.8%	1
3	6,432,000	6.3%	1	6,324,000	13.0%	1
4	7,309,030	7.2%	5	24,283,416	49.9%	5
5	—	—	—	—	—	—
	$38,452,290	37.7%	7	$37,822,951	77.7%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2016, we had 7 loans on non-accrual status and as of December 31, 2015, we had 6 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to Princeton Investment Advisors under the in Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	the cost of calculating our net asset value, including the cost of any third-party valuation services; the cost of effecting sales and repurchases of shares of our common stock and other securities;

●	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	brokerage commissions;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by Princeton Investment Advisors or us in connection with administering our business, including payments under the Administration Agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Total	Per Share (1)	Total	Per Share (1)

Investment Income
Interest Income (2)	$451,849	$0.004	$121,496	$0.005
Other Income	12,168	0.000	5	0.000
Total Investment Income	464,017	0.004	121,501	0.005

Operating Expenses
Management Fees	213,529	0.002	-	-
Administration Fees	123,305	0.001	21,556	0.001
Professional Fees	447,887	0.005	987,086	0.037
Compliance Fees	54,999	0.000	-	-
Directors’ Fees	41,679	0.000	3,600	0.000
Bank Fees	-	-	2,050	0.000
Insurance Expense	42,475	0.000	6,697	0.000
Other General and Administrative Expenses	35,604	0.000	35,526	0.001
Total Operating Expenses	959,478	0.008	1,056,515	0.039

Net Investment Income (Loss) (before tax)	(495,461)	(0.004)
Income Tax Expense	320,000	0.003	-	-
Net Investment Income (Loss) (after tax)	(815,461)	(0.007)	(935,014)	(0.035)
Net Change in Unrealized Gain (Loss)	2,902,165	0.024	(121,430)	(0.005)
Net Realized Gain	-	-	104,040	0.004

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 and 26,868,987 shares outstanding for the three months ended March 31, 2016 and March 31, 2015, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our Financial Statements.
(2)	Interest income includes PIK interest of $313,344 and $19,003 for the three months ended March 31, 2016 and 2015 respectively.

Operating Expenses

Net operating expenses (including income tax expense) increased from $1,056,515 for the three months ended March 31, 2015 to $1,279,478 for the three months ended March 31, 2016. The increase is primarily due to taxes paid in the amount of $320,000 for the three months ended March 31, 2016. Additionally, the Company pays management fees to the Investment Adviser and administration fees to the Administrator.

Net operating expenses (including income tax expense) per share decreased from $0.039 per share for the three months ended March 31, 2015 to $0.011 per share for the three months ended March 31, 2016.

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from a loss of $(935,014) for the three months ended March 31, 2015 to a loss of $(815,461) for the three months ended March 31, 2016. This decrease was primarily due to an increase in interest income from our portfolio companies due to our expanding investment portfolio.

Net investment income (loss) (after tax) per share decreased from a loss of $(0.035) per share for the three months ended March 31, 2015 to a loss of $(0.007) per share for the three months ended March 31, 2016.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2016, we didn’t recognized any realized gain or loss.

For the three months ended March 31, 2015, we recognized $104,040 of realized gain primarily in connection with a gain on the sale of common stock in Neuralstem, Inc.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a gain of $2,902,165 for the three months ended March 31, 2016 primarily in connection with a gain of $1,493,144 on the preferred stock in Spencer Enterprises, Inc., a gain of $785,411 on the common stock in Rockfish Seafood Grill, Inc. and a gain of $411,844 on the second lien loan in Advantis Healthcare Solutions, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(121,430) for the three months ended March 31, 2015 primarily in connection with the sale of Neuralstem, Inc. common stock and an increase in valuation of the Neuralstem, Inc. warrant.

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

As of March 31, 2016, we had $1,748,898 in cash, and our net assets totaled $50,312,867. We believe that our current cash on hand, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of March 31, 2016, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution. As of the date of this filing, we do not believe it is likely that the Company will meet the requirements to qualify as a RIC for the 2016 tax year.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we could suffer adverse tax consequences, including the possible loss of any qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Related Party Transactions

Management Fees

Management fees for the three months ended March 31, 2016 were $213,529. As of March 31, 2016, management fees of $289,284 were payable to Princeton Investment Advisors. There were no management fees for the three months ended March 31, 2015.

Incentive Fees

There were no incentive fees earned by Princeton Investment Advisors for the three months ended March 31, 2016 or March 31, 2015.

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

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is the Company’s Chief Executive Officer, President and a director of the Company.  The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement.  The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016.  As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to maintain its RIC status, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan.

As disclosed in the Compay’s Form 8-K filed with the SEC on October 5, 2016, on September 29, 2016 the Company, as Borrower, entered into a Term Loan in the amount of $470,000 with Munish Sood, as Lender, in order to purchase certain assets to maintain its RIC status. Mr. Sood is the Company’s Chief Executive Officer, President, and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on October 7, 2016.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. Generally, we will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination is recorded as interest income. We record prepayment premiums on loans and debt securities as interest income.

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

Recent Developments

Portfolio Activity

●	On May 19, 2016, the Company amended the Note Purchase Agreement with Great Value Storage, LLC to defer interest payments until June 30, 2016 and extend the maturity of the note until December 31, 2018. The Company earned a $50,000 modification fee for this amendment. Great Value Storage, LLC resumed interest payment on June 30, 2016.

●	On May 24, 2016, the Company invested an additional $85,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

●	On June 30, 2016, Rockfish Seafood Grill, Inc. made a partial interest payment on the first lien loan with an indication for the remaining amount to come by the end of the month. Since that time, Rockfish Seafood Grill, Inc. has notified the Company that it will not be able to make the remaining interest payment due for the second quarter 2016 and will not be able to make future interest payments on the first lien loan or the revolver at the present time.

●	On August 16, 2016, the Company entered into a Note Purchase and Sale Agreement with NCC Financial, LLC (“NCC”), to sell its Senior Secured Promissory Note from Lone Star Brewery Development, Inc. by September 30, 2017 for an amount equal to $6,000,000. NCC has an option to extend the purchase by date to December 31, 2017 for an extension fee in the amount of $50,000.

●	On August 30, 2016, the Company re-structured its investment in Performance Alloys, LLC to provide much needed liquidity. The Company amended its Subordinated Note effective as of July 1, 2016 by reducing the outstanding principal balance to $6,750,000, reducing the interest rate to 6% and extending the maturity date to March 31, 2018. The principal amount that was reduced under the Subordinated Note was exchanged for one Class B Membership unit in Performance Alloys, LLC, which entitles the Company to 25.97%, not to exceed $4,698,500, of the first $18,092,001 of proceeds and 8.46% of all remaining proceeds under a liquidity event. Performance Alloys, LLC also received an option to extend the Subordinated Note at their election for a period of one year from March 31, 2018. If Performance Alloys, LLC elects to exercise that option, the interest rate on the Subordinated Note will increase to 9% for the extended period. At closing, Performance Alloys, LLC cured all defaults with the Company along with its first lienholder and received its July and August interest making this a performing note again for the Company. The Company also received an amendment fee in the amount of $33,750.

●	On September 12, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. which extended the maturity date to June 29, 2017 and increased the maximum principal amount to $1,276,000.

●	On September 12, 2016, the Company funded $75,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On September 20, 2016, the Company funded $150,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On October 21, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. to increase the maximum principal amount to $1,416,000.

●	On October 21, 2016, the Company funded $140,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On November 18, 2016, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. to increase the maximum principal amount to $1,491,000.

●	On November 18, 2016, the Company funded $30,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On December 1, 2016, the Company amended its Subordinated Note with Performance Alloys, LLC in order to facilitate a refinance of their first lienholder with a new bank. The Company agreed to extend its maturity date to May 30, 2020 and include an automatic increase in its interest rate to 9% on July 1, 2018.

●	On December 7, 2016, the Company funded $35,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On December 22, 2016, due to the need for additional capital to fund an increase in work orders for Performance Alloys, LLC, the Company agreed to defer the January 1, 2017, February 1, 2017, and March 1, 2017 interest payments to be due on April 1, 2017.

●	Effective December 31, 2016, the Company sold its equity interests in Advantis Certified Staffing Solutions, Inc. for the amount of $500,000. $50,000 in cash was received at closing and the remaining $450,000 is to be paid through a Term Note in four equal quarterly installments beginning on March 31, 2017 and ending on December 31, 2017. The Company also amended its Senior Secured Subordinated Promissory Note (the “Advantis Note”) by reducing the principal balance to $4.5 million, forgiving any accrued interest under the Advantis Note, and forgiving all amounts owed under the three outstanding unsecured notes. The interest rate on the Advantis Note was reduced to 6% with an automatic increase to 12% on the second anniversary of the amendment. The maturity date was extended to November 30, 2021. The Company also received a Warrant for a 5% common equity interest in the company. Both the Term Note and the Advantis Note will be secured by a pledge of the stock of Advantis Certified Staffing Solutions, Inc. This restructure allows the Advantis Note to become a performing note for the Company.

●	On January 18, 2017, the Company amended the revolving loan with Rockfish Seafood Grill, Inc. to increase the maximum principal amount to $1,621,000.

●	On January 18, 2017, the Company funded $140,000 on the Rockfish Seafood Grill, Inc. revolving loan.

●	On February 6, 2017, the Company assigned its notes, liens and security interests in its investment in South Boots Hill, LLC to a wholly owned subsidiary, PCC SBH SUB, Inc. (“PCC SBH”). On February 7, 2017, PCC SBH foreclosed on the real estate collateral assets and other personal property assets of South Boots Hill, LLC.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will not be affected by changes in variable interest rates, including LIBOR as all of our outstanding loan portfolio bore interest as fixed rates as of March 31, 2016.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subject to the terms and conditions contained therein, the Settlement Agreement settles between the Plaintiffs and the Settling Defendants the disputes described in the lawsuit. No monies were paid or exchanged by any of the parties as a part of the settlement and none of the parties admitted any wrongdoing. For the avoidance of doubt, none of the following is a party to the Settlement Agreement: Alfred Jackson (“Jackson”), Martin Tuchman (“Tuchman”), Capital Point Management, LP (“CPM”), Capital Point Advisors, LP (“CPA”) or Princeton Investment Advisors, LLC (“PIA,” and, together with Jackson, Tuchman, CPM and CPA, collectively the “Non-Settling Defendants”). As part of the terms of the Settlement Agreement, Sood and Cannella waive any rights to indemnification they may have had against the Company as it relates to the lawsuit. Jackson, as a Non-Settling Defendant, does not have a similar prohibition against seeking indemnification.

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

On February 24, 2017, a Stipulation and Order of Dismissal of Claims (the “Dismissal Order II”) against Jackson, CPM, CPA and PIA was entered in the Delaware Court of Chancery.  The Dismissal Order II, which was dated February 24, 2017, dismissed with prejudice the claims brought by the Plaintiffs against Jackson, CPM, CPA and PIA.  Terms of any settlement were not disclosed and all claims with respect to the lawsuit have now been dismissed, signifying that the status quo order that included the Company has now been lifted.

As of March 31, 2016, there were no other legal proceedings against the Company or any of its officers or directors.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K, filed on December 14, 2016)
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.1	Investment Advisory Agreement between Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.2	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	Dividend Reinvestment Plan (Incorporated by reference from Exhibit 10.4 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.6	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1	Settlement Agreement by and among the Registrant, Princeton Advisory Group, Inc., certain directors and officers of the Registrant, Capital Link Fund I, LLC, CT Horizon Legacy Fund, LP, Capital Point Partners, LP, and Sema4, Inc. (Incorporated by reference from Exhibit 99.1 of Registrant’s Current Report on Form 8-K, filed on January 22, 2016).

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON CAPITAL CORPORATION

Date: May 1, 2017	/s/ Munish Sood
Munish Sood
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2017	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer
(Principal Financial and Accounting Officer)