Form 10-Q
period 2016-06-30
PRINCETON CAPITAL CORP
filed 2017-07-12
CIK 845385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
	(do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 12, 2017 was 120,486,061.

PRINCETON CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Control investments at fair value (cost of $22,468,872 and $22,000,463, respectively)	$18,718,848	$17,249,671
Affiliate investments at fair value (cost of $5,306,750 and $5,306,750, respectively)	7,130,601	5,314,399
Non-control/non-affiliate investments at fair value (cost of $29,027,582 and $28,835,487, respectively)	21,712,174	26,135,450
Investment in U.S. Treasury Bill (cost of $42,999,958 and $0, respectively)	42,999,656	-
Total investments at fair value (cost of $99,803,162 and $56,142,700, respectively)	90,561,279	48,699,520
Cash	254,893	1,022,510
Due from portfolio companies	98,578	84,418
Due from affiliates	43,940	32,348
Interest receivable	101,920	131,367
Prepaid expenses	35,624	48,311
Total assets	91,096,234	50,018,474

LIABILITIES
Accrued management fees	410,815	175,754
Accounts payable (Note 2)	2,051,751	1,395,597
Term loan – related party	390,000	-
Due to affiliates	37,166	11,949
Dividends payable	-	600
Short term payable for securities purchased	42,569,958	-
Tax expense payable	35,430	-
Accrued expenses and other liabilities	263,091	209,011
Total liabilities	45,758,211	1,792,911

Commitments and contingencies (Note 8)	-	-

Net assets	$45,338,023	$48,225,563

NET ASSETS
Common stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at June 30, 2016 and December 31, 2015)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,284
Accumulated undistributed net realized gain	235,338	235,510
Distributions in excess of net investment income	(10,644,802)	(9,555,537)
Accumulated unrealized loss on investments	(9,241,883)	(7,443,180)
Total net assets	45,338,023	48,225,563
Net asset value per share	$0.376	$0.400

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$224,765	$942,962	$437,205	$1,064,158
Interest income from control investments	242,719	70,889	482,128	71,189
Other income from non-control/non-affiliate investments	-	8,902	-	8,907
Other income from affiliate investments	6,968	-	19,008	-
Other income from non-investment sources	36	-	164	-
Total investment income	474,488	1,022,753	938,505	1,144,254

OPERATING EXPENSES
Management fees	221,532	237,331	435,061	237,331
Administration fees	97,930	147,371	221,235	168,927
Professional fees (1) (Note 2)	156,131	94,360	659,017	1,081,446
Compliance fees	1,904	66,237	1,904	66,237
Directors’ fees	69,976	39,429	111,655	43,029
Bank fees	25	-	25	2,050
Insurance expense	2,443	22,658	44,918	29,355
Interest expense	40,939	2,965	40,939	2,965
Other general and administrative expenses	148,406	97,603	184,010	133,129
Total operating expenses	739,286	707,954	1,698,764	1,764,469

Net investment income (loss) before tax	(264,798)	314,799	(760,259)	(620,215)
Income tax expense	9,006	-	329,006	-
Net investment income (loss) after tax	(273,804)	314,799	(1,089,265)	(620,215)

Net realized gain (loss) on:
Non-control/non-affiliate investments	-	-	-	104,040
U.S. Treasury Bill	(172)	(533)	(172)	(533)
Cash	-	(10,348)	-	(10,348)
Net realized gain (loss)	(172)	(10,881)	(172)	93,159
Net change in unrealized gain (loss) on investments	(4,700,868)	(1,567,726)	(1,798,703)	(1,689,156)
Net realized and unrealized gain (loss) on investments	(4,701,040)	(1,578,607)	(1,798,875)	(1,595,997)
Net increase (decrease) in net assets resulting from operations	$(4,974,844)	$(1,263,808)	$(2,888,140)	$(2,216,212)

Net investment income (loss) per share
Basic	$(0.002)	$0.003	$(0.009)	$(0.008)
Diluted	$(0.002)	$0.003	$(0.009)	$(0.008)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.041)	$(0.010)	$(0.024)	$(0.030)
Diluted	$(0.041)	$(0.010)	$(0.024)	$(0.030	)(2)
Weighted average shares of common stock outstanding
Basic	$120,486,061	$120,486,057	$120,486,061	$73,936,133	(3)
Diluted	$120,486,061	$120,486,057	$120,486,061	$75,897,459	(3)

(1)	Includes $935,161 of legal and accounting fees related to the transaction that occurred on March 13, 2015 for the six months ended June 30, 2015. See Note 1 of the Notes to Financial Statements.
(2)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share and net investment income (loss) per share for the six months ended June 30, 2015 due to it being anti-dilutive.
(3)	Includes retroactive application of 2 for 1 stock split.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(1,089,265)	$(620,215)
Net realized gain (loss) on investments	(172)	93,159
Net change in unrealized gain (loss) on investments	(1,798,703)	(1,689,156)
Net increase (decrease) in net assets resulting from operations	(2,888,140)	(2,216,212)

Capital share transactions:
Unpaid dividend written off	600	-
Issued common stock	-	56,611,576
Net increase in net assets resulting from capital share transactions	600	56,611,576

Total increase (decrease) in net assets	(2,887,540)	54,395,364
Net assets at beginning of period	48,225,563	462,022
Net assets at end of period	$45,338,023	$54,857,386

Capital share activity:
Common stock
Reverse stock split	-	(1,816,534)
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	-	3,185,201
Issuance of common stock	-	115,484,327 (1)
Common stock outstanding at the beginning of period	120,486,061	3,633,067
Common stock outstanding at the end of period	120,486,061	120,486,061
Preferred stock - Series B
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	-	(100,000)
Preferred stock outstanding at the beginning of period	-	100,000
Preferred stock outstanding at the end of period	-	-

(1)	The shares issued were based on a pre-valuation presumed fair value of $60.9 million.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,888,140)	$(2,216,212)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments in:
Portfolio investments	(280,000)	(10,595,000)
U.S. Treasury Bills	(93,000,130)	(97,005,333)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	-	119,047
U.S. Treasury Bills	50,000,000	40,004,800
Net change in unrealized (gain) loss on investments	1,798,703	1,689,156
Net realized (gain) loss on investments and U.S. Treasury Bill	172	(103,507)
Increase in investments due to PIK	(440,776)	(195,927)
Amortization of fixed income premium or discounts	60,272	7,327
Changes in other assets and liabilities:
Due from portfolio companies	(14,160)	(111,268)
Due from affiliates	(11,592)	(12,892)
Interest receivable	29,447	(478)
Prepaid expenses	12,687	(68,145)
Accrued management fees	235,061	237,331
Accounts payable	656,154	176,253
Accounts payable – related party	-	(18,500)
Due to affiliates	25,217	8,144
Deposits	-	(2,200,000)
Tax expense payable	35,430	-
Accrued expenses and other liabilities	54,080	210,275
Net cash used in operating activities	(43,727,575)	(70,074,929)

Cash flows from financing activities:
Deferred offering costs	-	(30,000)
Insurance loan payable	-	58,500
Short term payable for securities purchased	42,569,958	57,000,000
Term loan – related party	390,000	-
Dividends payable to stockholders	(600)	-
Unpaid dividend written off	600	-
Net cash received from common shares issued	-	13,104,381
Net cash provided by financing activities	42,959,958	70,132,881

Net increase (decrease) in cash	(767,617)	57,952
Cash at beginning of period	1,022,510	22,999
Cash at end of period	$254,893	$80,951

Supplemental and non-cash financing activities:
Common stock issued in exchange for investments	$-	$43,507,195
Interest expense paid	$153,468	$3,056
Income tax paid	$293,576	$-
Transfer due to restructuring of investments in Rockfish Seafood Grill, Inc.	$-	$3,250,850

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2016 (Unaudited)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments
Control investments

Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3), (6)	Casual Dining	$6,352,944	$6,352,944	$6,352,944	14.01%
Revolving Loan, 8% Cash, due 6/29/2017 (6), (7)		$1,051,000	1,051,000	1,051,000	2.32%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5), (6)		10.000%	414,960	300,414	0.66%
Membership Interest – Class A(5), (6)		99.997%	3,734,636	2,703,641	5.97%
Total			11,553,540	10,407,999	22.96%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (2), (5), (6)	Medical Business	$276,922	276,922	276,922	0.61%
Preferred Membership, Class A units (5), (6)	Services	800	4,196,937	2,530,215	5.58%
Preferred Membership, Class B units (5), (6)		760	29,586	199,747	0.44%
Common Units (5), (6)		14,082	-	12,874	0.03%
Total			4,503,445	3,019,758	6.66%
Advantis Certified Staffing Solutions, Inc.	Austin, TX
Second Lien Loan, 12.5% Cash, due 3/31/2018 (2), (5), (6)	Staffing	$6,435,000	5,954,270	4,856,942	10.71%
Unsecured Loan, 5.0% Cash, due 3/31/2018 (2), (5), (6)		$95,000	95,000	95,000	0.21%
Unsecured Loan, 5.0% Cash, due 3/31/2020 (2), (5), (6)		$195,000	195,000	195,000	0.43%
Unsecured Loan, 5.0% Cash, due 3/31/2018 (2), (5), (6)		$85,000	85,000	85,000	0.20%
Warrant for 250,000 Common Stock Shares, exercise price $0.01 per share, expires 12/09/2017 (5), (6)		1	2,071	1,482	-%
Common Stock - Series A Shares (5), (6)		225,000	1,864	1,334	-%
Common Stock - Series B Shares (5), (6)		9,500,000	78,682	56,333	0.12%
Total			6,411,887	5,291,091	11.67%
Total control investments			22,468,872	18,718,848	41.29%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (5), (6)	Home Furnishings	500,000	2,391,001	2,933,910	6.47%
Preferred Membership, Class BB units (5), (6)	Manufacturing	500,000	2,915,749	4,196,691	9.26%
Total			5,306,750	7,130,601	15.73%
Total affiliate investments			5,306,750	7,130,601	15.73%

Non-control/non-affiliate investments
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (2), (3), (5), (6)	Nickel Pipe, Fittings & Flanges	$11,881,090	11,881,090	7,503,777	16.55%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5), (6)	Real Estate Development	$8,076,135	8,076,135	6,002,000	13.24%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3), (6)	Storage Company Property Management	$6,464,719	6,493,676	6,465,000	14.26%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (2), (3), (5), (6)	Energy Services	$2,525,481	2,525,481	1,740,000	3.84%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2016 (Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Neuralstem, Inc.	Germantown, MD
Warrant for 1,000,000 shares, exercise price $5.00 per share, expires 8/30/2016 (5), (6)	Biotechnology	1	$50,000	$197	-%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5), (6)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			29,027,582	21,712,174	47.89%
Total Portfolio Investments			56,803,204	47,561,623	104.91%

United States Treasury
U. S. Treasury Bill 0.0% 07/06/16		$43,000,000	42,999,958	42,999,656	94.84%

Total Investments			$99,803,162	$90,561,279	199.75%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of June 30, 2016, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of June 30, 2016.
(6)	Represents an illiquid investment. At June 30, 2016, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. for $1,250,000. As June 30, 2016, $199,000 remains unfunded.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2016 (Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of June 30, 2016.

	June 30, 2016
Geography	Investments at Fair Value	Percentage of Net Assets

Canada	$1,200	0.00%
United States	47,560,423	104.91
Total	$47,561,623	104.91%

	June 30, 2016
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$10,407,999	22.96%
Nickel Pipe, Fittings and Flanges	7,503,777	16.55
Real Estate Development	6,002,000	13.24
Home Furnishings Manufacturing	7,130,601	15.73
Storage Company Property Management	6,465,000	14.26
Staffing	5,291,091	11.67
Medical Business Services	3,019,758	6.66
Energy Services	1,740,000	3.84
Security	1,200	0.00
Biotechnology	197	0.00
Total	$47,561,623	104.91%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015 (Audited)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (4), (7)	Casual Dining	$6,164,535	$6,164,535	$6,164,535	12.78%
Revolving Loan, 8% Cash, due 6/29/2017 (7), (8)		$1,051,000	1,051,000	1,051,000	2.18%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (6), (7)		10.000%	414,960	316,531	0.65%
Membership Interest – Class A(6), (7)		99.997%	3,734,636	2,848,693	5.91%
Total			11,365,131	10,380,759	21.52%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (3), (6), (7)	Medical Business	$276,922	276,922	276,922	0.57%
Preferred Membership, Class A units (6), (7)	Services	800	4,196,937	2,331,439	4.83%
Preferred Membership, Class B units (6), (7)		760	29,586	32,923	0.08%
Common Units (6), (7)		14,082	-	65	0.00%
Total			4,503,445	2,641,349	5.48%
Advantis Certified Staffing Solutions, Inc. (2)	Austin, TX
Second Lien Loan, 12.5% Cash, due 3/31/2018 (3), (6), (7)	Staffing	$6,435,000	5,954,270	4,104,994	8.51%
Unsecured Loan, 5.0%, Cash due 3/31/2018 (3), (6), (7)		$95,000	95,000	95,000	0.20%
Warrant for 250,000 Common Stock Shares, exercise price $0.01 per share, expires 12/09/2017 (6), (7)		1	2,071	691	0.00%
Common Stock - Series A Shares (6), (7)		225,000	1,864	622	0.00%
Common Stock - Series B Shares (6), (7)		9,500,000	78,682	26,256	0.06%
Total			6,131,887	4,227,563	8.77%
Total control investments			22,000,463	17,249,671	35.77%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (6), (7)	Home Furnishings	500,000	2,391,001	2,353,965	4.88%
Preferred Membership, Class BB units (6), (7)	Manufacturing	500,000	2,915,749	2,960,434	6.14%
Total			5,306,750	5,314,399	11.02%
Total affiliate investments			5,306,750	5,314,399	11.02%

Non-control/non-affiliate investments
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2017 (3), (4), (7)	Nickel Pipe, Fittings & Flanges	$11,881,090	11,881,090	9,205,500	19.09%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (3), (4), (7)	Real Estate Development	$8,076,135	8,076,135	8,076,000	16.75%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (4), (7)	Storage Company Property Management	$6,212,352	6,301,581	6,324,000	13.11%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (3), (4), (7)	Energy Services	$2,525,481	2,525,481	2,525,000	5.23%
Neuralstem, Inc.	Germantown, MD
Warrant for 1,000,000 shares, exercise price $5.00 per share, expires 8/30/2016 (6), (7)	Biotechnology	1	50,000	3,750	0.01%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015 (Audited) (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (5), (6), (7)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			28,835,487	26,135,450	54.19%
Total portfolio investments			$56,142,700	$48,699,520	100.98%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Formerly known as Advantis Healthcare Solutions, Inc.
(3)	Investment is on non-accrual status.
(4)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(5)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2015, less than 1% of the total fair value of investments represents non-qualifying assets.
(6)	Investment is non-income producing as of December 31, 2015.
(7)	Represents an illiquid investment. At December 31, 2015, 100% of the total fair value of investments are illiquid.
(8)	On June 29, 2015 the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. for $1,250,000. As of December 31, 2015, the $199,000 remains unfunded.

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

As of June 30, 2016 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013, with its principal office located in Princeton, New Jersey. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we expect to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). It is likely that the Company will not meet the requirements to qualify as a RIC for the 2016 and 2017 tax years and expects to be taxed as a corporation under Subchapter C of the Code. We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

On July 9, 2014, Regal One acquired Princeton Capital as a wholly owned subsidiary. On July 14, 2014, Regal One, Princeton Capital, Capital Point Partners, LP, a Delaware limited partnership (“CPP”), and Capital Point Partners II, LP, a Delaware limited partnership (“CPPII” and, together with CPP, the “Partnerships”), entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Regal One would acquire cash, equity and debt investments of the Partnerships in exchange for shares of common stock of Regal One. In addition to the customary conditions to closing the transactions contemplated by the Purchase Agreement, Regal One was required to (i) to effect a reverse stock split of Regal One’s outstanding common stock at a ratio of 1-for-2 (the “Reverse Stock Split”), (ii) reincorporate from Florida to Maryland by merging into Princeton Capital (the “Reincorporation”) and (iii) become an externally managed BDC by entering into an external investment advisory agreement with Princeton Investment Advisors, LLC, (“Princeton Investment Advisors”) a Delaware limited liability company.

On March 13, 2015, following the Reverse Stock Split and the Reincorporation, we completed our previously announced acquisition in the approximate amounts of $11.2 million in cash, $43.5 million in equity & debt investments, and $1.9 million in restricted cash escrow deposits of the Partnerships with an aggregate value of approximately $56.6 million and issued approximately 115.5 million shares of our common stock to the Partnerships. The shares issued were based on a pre-valuation presumed fair value of $60.9 million. We also entered into an investment advisory agreement with Princeton Investment Advisors, which subsequently was terminated by the Company’s Board of Directors on January 18, 2016, effective as of June 9, 2016.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

On January 18, 2016, the Board of Directors of the Company conditionally approved the investment advisory agreement with Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group”) (the “New Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. At the 2016 Annual Meeting of Stockholders held on June 9, 2016, the Company’s stockholders approved the New Investment Advisory Agreement, effective June 9, 2016. Since June 9, 2016, Princeton Advisory Group has acted as the Company’s investment advisor pursuant to the terms of the New Investment Advisory Agreement.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2016, the Company had control investments in Rockfish Seafood Grill Inc., Rockfish Holdings, LLC, Integrated Medical Partners, LLC and Advantis Certified Staffing Solutions, Inc. and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor (our investment advisor, as disclosed in various public filings and elsewhere in this Form 10-Q, changed on June 9, 2016 from Princeton Investment Advisors to Princeton Advisory Group);

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor (our investment advisor, as disclosed in various public filings and elsewhere in this Form 10-Q, changed on June 9, 2016 from Princeton Investment Advisors to Princeton Advisory Group), the independent valuation firm and the valuation committee.

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

As of June 30, 2016 (Unaudited)

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

As of June 30, 2016 (Unaudited)

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

Equity Investments

Our equity investments, including common stock, membership interests, and warrants, are generally valued using a market approach and income approach. The income approach utilizes primarily the discount rate to value the investment whereas the primary inputs for the market approach are the earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple and revenue multiples. The Black-Scholes Option Pricing Model, a valuation technique that follows the income approach, is used to allocate the value of the equity to the investment. The pricing model takes into account the contract terms (including maturity) as well as multiple inputs, including time value, implied volatility, equity prices, risk free rates, and interest rates.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income. Income from such sources was $6,968 and $19,008 for the three and six months ended June 30, 2016, respectively. Income from such sources for the three and six months ended June 30, 2015 was $8,902 and $8,907, respectively. Interest income earned on cash in the Company’s bank account is included in other income from non-investment sources. Income from such sources was $36 and $164 for the three and six months ended June 30, 2016, respectively. There was no such income for the three and six months ended June 30, 2015.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the quarter ending June 30, 2016 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Appreciation or Depreciation

Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 8. It is undeterminable at this time the ultimate responsibility for amounts invoiced to the Company by two of the law firms that provided services, as these invoices were for the entire law firm’s fees even though they represented multiple parties and the Company believes that some of these services rendered were provided for other represented parties. For the three and six months ended June 30, 2016, the Company was invoiced legal fees by these two law firms related to this lawsuit in the amount of $8,387 and $329,219, respectively, which are included in professional fees on the Statements of Operations. As of June 30, 2016, these fees are included in accounts payable on the Statements of Assets and Liabilities. Other legal fees invoiced to the Company for the three and six months ended June 30, 2016, were incurred in the normal operating course of business and are included in professional fees on the Statements of Operations.

Federal and State Income Taxes

The Company is taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

It is likely that the Company will not meet the qualifications of a RIC for the 2016 and 2017 tax years and expects to be taxed as a corporation under Subchapter C of the Code. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position has met the “more-likely-than-not” threshold. The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. The Company had 100,000 Series B Preferred Shares convertible at 100 for 1 outstanding through March 12, 2015, but were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2016, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

Transactional Expenses

A portion of the assets acquired on March 13, 2015 from the Partnerships were used for legal and accounting fees related to the acquisition transaction and were expensed as professional fees. The Company incurred $935,161 of professional fees related to the transaction for the period ended June 30, 2015. There were no professional fees related to the transaction for the period ended June 30, 2016.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate relevant conditions or events that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. If management concludes that substantial doubt about an entity’s ability to continue as a going concern is not alleviated by its plans, the notes to the financial statements are required to include a statement that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued, when applicable). ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for annual periods thereafter. The Company does not believe this standard has an impact on its Financial Statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. The Company does not believe this standard has an impact on its Financial Statements.

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

NOTE 4 – NET INCOME (LOSS) PER COMMON SHARE

The following information sets forth the computation of basic and diluted income (loss) per common share for the six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,974,844)	$(1,263,808)	$(2,888,140)	$(2,216,212)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,057	120,486,061	73,936,133	(2)
Diluted	120,486,061	120,486,057	120,486,061	75,897,459	(2),(3)
Basic and diluted income (loss) per common share
Basic	$(0.041)	$(0.010)	$(0.024)	$(0.030)
Diluted	$(0.041)	$(0.010)	$(0.024)	$(0.030)

(1)	Per share data based on weighted average shares outstanding.
(2)	Includes retroactive application of 2 for 1 stock split.
(3)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the six months ended June 30, 2015 due to it being anti-dilutive.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2016 and December 31, 2015, respectively:

	As of June 30, 2016 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$15,608,944	$15,608,944
Second Lien Loans	-	-	18,362,719	18,362,719
Unsecured Loans	-	-	651,922	651,922
Equity	-	-	12,938,038	12,938,038
Total Portfolio Investments	-	-	47,561,623	47,561,623
U.S. Treasury Bill	42,999,656	-	-	42,999,656
Total Investments	$42,999,656	$-	$47,561,623	$90,561,279

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

	As of December 31, 2015 (Audited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$16,064,535	$16,064,535
Second Lien Loans	-	-	21,386,494	21,386,494
Unsecured Loans	-	-	371,922	371,922
Equity	-	-	10,876,569	10,876,569
Total Portfolio Investments	$-	$-	$48,699,520	$48,699,520

During the six months ended June 30, 2016 and year ended December 31, 2015, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2016 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$16,064,535	$21,386,494	$371,922	$10,876,569	$48,699,520
Amortization	(60,272)	-	-	-	(60,272)
Purchases of investments	-	-	280,000	-	280,000
Sales of investments	-	-	-	-	-
Payment-in-kind interest	440,776	-	-	-	440,776
Realized gain (loss)	-	-	-	-	-
Change in unrealized gain (loss) on investments	(836,095)	(3,023,775)	-	2,061,469	(1,798,401)
Fair value at end of period	$15,608,944	$18,362,719	$651,922	$12,938,038	$47,561,623
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2016	$(836,095)	$(3,023,775)	$-	$2,061,469	$(1,798,401)

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2015 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$-	$-	$-	$157,260	$157,260
Common stock issued in exchange for investments	15,068,117	17,624,442	300,000	10,514,636	43,507,195
Amortization	(7,327)	-	-	-	(7,327)
Purchases of investments	2,500,000	8,000,000	95,000	-	10,595,000
Sales of investments	-	-	(13,506)	-	(13,506)
Payment-in-kind interest	77,249	118,677	-	-	195,926
Change in unrealized gain (loss) on investments	8,200	(306,221)	-	(1,244,522)	(1,542,543)
Transfers due to restructuring	(3,250,850)	-	-	3,250,850	-
Fair value at end of period	$14,395,389	$25,436,898	$381,494	$12,678,224	$52,892,005
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2015	$8,200	$(306,221)	$-	$(1,244,522)	$(1,542,543)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,465,000	Discounted Cash Flow	Discount Rate	14.00%
	7,403,944	Discounted Cash Flow	Discount Rate	13.10%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.8x (0.7x)
	1,740,000	Market Approach	Real Estate Appraisal Values	N/A
Total	15,608,944

Second Lien Loans	6,002,000	Discounted Cash Flow	Discount Rate	45.00%
	4,856,942	Discounted Cash Flow	Discount Rate	14.40%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x -4.2x (2.25x)
	7,503,777	Discounted Cash Flow	Discount Rate	9.00%
		Market Approach	Enterprise Value/Revenue Multiple	8,6x
		Market Approach	Distressed Debt as a Percentage of Par	70.00%
Total	18,362,719

Unsecured Loans	651,922	Discounted Cash Flow	Discount Rate	10.40%-14.40% (12.40%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x – 6.0x (3.15x)
Total	651,922

Equity	12,938,038	Black-Scholes Option	Volatility	28.00%-91.60% (59.80%)
		Pricing Model	Discount for lack of marketability	0.00%-9.00% (4.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x – 11.3x (5.8x)
		Income Approach	Discount Rate	10.40% - 14.40% (12.40%)
Total	12,938,038
Total Level 3 Investments	$47,561,623

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Transition of Investment Advisory Agreements

On January 18, 2016, the Board of Directors of the Company conditionally approved the New Investment Advisory Agreement between the Company and Princeton Advisory Group, Inc. (“Princeton Advisory Group)”, a New Jersey corporation (the “New Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. On June 9, 2016, the Company’s stockholders approved the New Investment Advisory Agreement. The effective date of the New Investment Advisory Agreement was June 9, 2016. The Board of Directors of the Company previously approved the termination of the investment advisory agreement between the Company and Princeton Investment Advisors, LLC (the “Terminated Investment Advisory Agreement”), such termination becoming effective on June 9, 2016, the date the New Investment Advisory Agreement was approved and adopted by the stockholders of the Company. Since the transition of investment advisors occurred in the middle of the period covered by this Form 10-Q, we have disclosed below the material terms of both the New Investment Advisory Agreement and the Terminated Advisory Agreement below, beginning with the Terminated Investment Advisory Agreement.

Terminated Investment Advisory Agreement with Princeton Investment Advisors

Our board of directors, including a majority of our independent directors, approved the Terminated Investment Advisory Agreement at its meeting held on March 13, 2015. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, Princeton Investment Advisors managed our day-to-day operations and provided investment advisory services to us. Under the terms of the Terminated Investment Advisory Agreement, Princeton Investment Advisors was responsible for the following:

●	determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identifying, evaluating and negotiating the structure of the investments we make;

●	executing, closing, servicing and monitoring the investments we make;

●	determining the securities and other assets that we purchase, retain or sell;

●	performing due diligence on prospective portfolio companies; and

●	providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

Pursuant to the Terminated Investment Advisory Agreement, the Company agreed to pay Princeton Investment Advisors a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, U.S. Treasury Bills, and deposits. For services rendered under the Terminated Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, as adjusted, at the end of the finalized prior quarter and the estimated current quarter. The management fee shown on the statement of operations includes the estimated management fee for the current period as well as a true-up for the prior quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

Management fees under the Terminated Investment Advisory Agreement for the three and six months ended June 30, 2016 were $170,409 and $383,938, respectively. As of June 30, 2016, management fees of $359,692 were payable to Princeton Investment Advisors. The management fees for both the three and six months ended June 30, 2015 were $237,331.

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

The operation of the first component of the incentive fee for each quarter is as follows:

●	no incentive fee is payable to Princeton Investment Advisors in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate of 2.00% (8.00% annualized);

●

100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.50% in any calendar quarter (10.00% annualized) is payable to Princeton Investment Advisors. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.50%) as the “catch-up.” The effect of the “catch-up” provision is that, if such pre-incentive fee net investment income exceeds 2.50% in any calendar quarter, Princeton Investment Advisors will receive 20% of such pre-incentive fee net investment income as if the hurdle rate did not apply; and

●	20% of the amount of such pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter (10.00% annualized) is payable to Princeton Investment Advisors (once the hurdle rate is reached and the catch-up is achieved).

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

The portion of such incentive fee that is attributable to deferred interest (such as PIK interest or original issue discount) will be paid to Princeton Investment Advisors, together with interest from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possibly elimination of the incentive fees for such quarter.

There is no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate. Since the hurdle rate is fixed, as interest rates rise, it will be easier for Princeton Investment Advisors to surpass the hurdle rate and receive an incentive fee based on pre-incentive fee net investment income.

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

Percentage of Pre-Incentive Fee Net Investment Income Allocated to First Component of Incentive Fee

The second component, the capital gains component of the incentive fee, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Terminated Investment Advisory Agreement, which occurred on June 9, 2016, as of the termination date of June 9, 2016), commencing on December 31, 2015, and will equal 20% of our cumulative aggregate realized capital gains from January 1st through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Terminated Investment Advisory Agreement is terminated as of a date that is not a calendar year end (as is the case with the termination having become effective as of June 9, 2016), the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

There were no incentive fees earned by Princeton Investment Advisors for the three and six months ended June 30, 2016 or June 30, 2015.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

Payment of Our Expenses

All investment professionals of Princeton Investment Advisors, when and to the extent engaged in providing investment advisory services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, will be provided and paid for by Princeton Investment Advisors and not by us. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

●	calculating our net asset value (including the cost and expenses of any third party independent valuation firm);

●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of our common stock and other securities;

●	base management and incentive fees;

●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Princeton Investment Advisors’ overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

●	transfer agent, dividend agent and custodial fees and expenses;

●	U.S. federal and state registration fees;

●	all costs of registration and listing our stock on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	Costs of preparing and filing report or other documents required by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	proxy voting expenses; and

●	all other expenses incurred by us or Princeton Investment Advisors in connection with administering our business.

Duration and Termination

The Terminated Investment Advisory Agreement was to continue in effect for a period of two years from its effective date. It was to remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Terminated Investment Advisory Agreement was to automatically terminate in the event of its assignment, as defined in the 1940 Act, by Princeton Investment Advisors and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities could also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. As described elsewhere in this 10-Q, on January 18, 2016 the Board of Directors of the Company approved the termination of the Terminated Investment Advisory Agreement, such termination becoming effective on June 9, 2016, the date the New Investment Advisory Agreement was approved and adopted by the Company’s stockholders. The Company did not pay any early termination penalties as a result of the termination of the Terminated Investment Advisory Agreement.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

Indemnification

The Terminated Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations under the Terminated Investment Advisory Agreement, Princeton Investment Advisors and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Princeton Investment Advisors’ services under the Terminated Investment Advisory Agreement or otherwise as our investment advisor.

New Investment Advisory Agreement with Princeton Advisory Group

Unlike the separate Administration Agreement that covered administrative services while Princeton Investment Advisors served as the investment advisor to the Company (as described below), under the New Investment Advisory Agreement, the administrative services of the Company are provided by Princeton Advisory Group. Inc. and subject to reimbursement of administrative related expenses under the New Investment Advisory Agreement.

Advisory Services

Princeton Advisory Group is registered as an investment adviser under the 1940 Act, and as of June 9, 2016, will serve as the Company’s investment advisor pursuant to the New Investment Advisory Agreement in accordance with the 1940 Act. Princeton Advisory Group is owned by and an affiliate of Mr. Munish Sood, the Company’s President and Chief Executive Officer.

Subject to supervision by the Company’s Board of Directors, Princeton Advisory Group will oversee the Company’s day-to-day operations and provide the Company with investment advisory services. Under the terms of the New Investment Advisory Agreement, Princeton Advisory Group, will among other things: (i) determine the composition and allocation of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identify, evaluate and negotiate the structure of the investments made by the Company; (iii) execute, monitor and service the Company’s investments; (iv) determine the securities and other assets that the Company shall purchase, retain, or sell; (v) perform due diligence on prospective portfolio companies; (vi) provide the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds; and (vii) if directed by the Board, assist in the execution and closing of the sale of the Company’s assets or a sale of the equity of the Company in one or more transactions. Princeton Advisory Group’s services under the New Investment Advisory Agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Management Fee

Pursuant to the New Investment Advisory Agreement, the Company pays Princeton Advisory Group a base management fee for investment advisory and management services. The cost of the base management fee will ultimately be borne by the Company’s stockholders. The New Investment Advisory Agreement does not include an incentive fee to Princeton Advisory Group.

The base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents net of all indebtedness of the Company for borrowed money and other liabilities of the Company. The base management fee is payable quarterly in arrears, and determined as set forth in the preceding sentence at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The Board of Directors may retroactively adjust the valuation of the Company’s assets and the resulting calculation of the base management fee in the event the Company or any of its assets are sold or transferred to an independent third party or the Company or Princeton Advisory Group receives an audit report or other independent third party valuation of the Company. To the extent that any such adjustment increases or decreases the base management fee of any prior period, the Company will be obligated to pay the amount of increase to Princeton Advisory Group or Princeton Advisory Group will be obligated to refund the decreased amount, as applicable.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

Management fees under the New Investment Advisory Agreement were $51,123 for both the three and six months ended June 30, 2016. As of June 30, 2016, management fees of $51,123 were payable to Princeton Advisory Group. The management fees for both the three and six months ended June 30, 2015 were $237,331.

Incentive Fee

We will not pay Princeton Advisory Group an incentive fee.

Payment of Expenses

Princeton Advisory Group will bear all compensation expense (including health insurance, pension benefits, payroll taxes and other compensation related matters) of its employees and bear the costs of any salaries or directors’ fees of any officers or directors of the Company who are affiliated persons (as defined in the 1940 Act) of Princeton Advisory Group. However, Princeton Advisory Group, subject to approval by the Board of Directors of the Company, will be entitled to reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company. During the term of the New Investment Advisory Agreement, Princeton Advisory Group will also bear all of its costs and expenses for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of its obligations under the New Investment Advisory Agreement.

Except as provided in the preceding paragraph the Company will reimburse Princeton Advisory Group all direct and indirect costs and expenses incurred by it during the term of the New Investment Advisory Agreement for: (i) due diligence of potential investments of the Company, (ii) monitoring performance of the Company’s investments, (iii) serving as officers of the Company, (iv) serving as directors and officers of portfolio companies of the Company, (v) providing managerial assistance to portfolio companies of the Company, and (vi) enforcing the Company’s rights in respect of its investments and disposing of its investments; provided, however, that, any third party expenses incurred by Princeton Advisory Group in excess of $50,000 in the aggregate in any calendar quarter will require advance approval by the Board of Directors of the Company.

In addition to the foregoing, the Company will also be responsible for the payment of all of the Company’s other expenses, including the payment of the following fees and expenses:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by Princeton Advisory Group that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not Princeton Advisory Group);

●	all costs of registration and listing the Company’s shares on any securities exchange;

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not Princeton Advisory Group) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Duration and Termination

Unless terminated earlier as described below, the New Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the New Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The New Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, (i) upon written notice, effective on the date set forth in such notice, by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s directors, or (ii) upon 60 days’ written notice, by Princeton Group. The New Investment Advisory Agreement automatically terminates in the event of its “assignment,” as defined in the 1940 Act.

Indemnification

The New Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of their duties, or by reason of the material breach or reckless disregard of their duties and obligations under the New Investment Advisory Agreement (and to the extent specified in Section 36(b) of the Investment Company Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services), Princeton Advisory Group and its officers, managers, employees and members are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Princeton Advisory Group’s services under the New Investment Advisory Agreement or otherwise as the Company’s investment advisor. The amounts payable for indemnification will be calculated net of payments recovered by the indemnified party under any insurance policy with respect to such losses.

At all times during the term of the New Investment Advisory Agreement and for one year thereafter, Princeton Advisory Group is obligated to maintain directors and officers/errors and omission liability insurance in an amount and with a provider reasonably acceptable to the Board of Directors of the Company.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

Administration Services

Princeton Advisory Group is entitled to reimbursement of expenses under the New Investment Advisory Agreement for administrative services performed for the Company.

On March 13, 2015, the Company entered into an administration agreement (the “Administration Agreement”) with PCC Administrator LLC (the “Administrator”), a wholly owned subsidiary of Princeton Investment Advisors. This agreement effectively terminated on June 9, 2016 with the Terminated Investment Advisory Agreement. The Administration Agreement provides that our Administrator furnishes us with office facilities and equipment and provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, our Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our Administrator will also provide managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

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

Sub-Administration Agreement

Princeton Advisory Group has engaged Conifer Asset Solutions LLC (the “Sub-Administrator”) to provide certain administrative services to us. As of December 15, 2016, Conifer Asset Solutions LLC’s parent company, Conifer Financial Services, LLC, was acquired by SS&C Technologies Holdings, Inc. In exchange for provided services, the Administrator pays the Sub-Administrator an asset-based fee with a $200,000 annual minimum as adjusted for any reimbursement of expenses. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $52,257 and $125,562 for the three and six months ended June 30, 2016, respectively, and sub-administration fees were $45,673 and $95,673, respectively, as shown on the Statements of Operations under administration fees. Administration fees were $97,371 for the three and six months ended June 30, 2015 and sub-administration fees were $50,000 and $71,556, respectively, as shown on the Statements of Operations under administration fees

Indemnification

The Administration Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator, its affiliates and their respective directors, officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as our administrator.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2016, none of the portfolio companies had accepted our offer for such services.

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

As disclosed in the Company’s Form 8-K filed with the SEC on October 5, 2016, on September 29, 2016 the Company, as Borrower, entered into a Term Loan in the amount of $470,000 with Munish Sood, as Lender, in order to purchase certain assets to maintain its RIC status. Mr. Sood is the Company’s Chief Executive Officer, President, and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on October 7, 2016.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

On June 28, 2017, Munish Sood made a non-interest bearing short term loan to Advantis Certified Staffing Solutions, Inc., one of the Company’s portfolio companies, in the amount of $89,225 for a short term working capital need. The loan was repaid without interest on July 5, 2017.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.400	$0.254
Net investment loss	(0.009)	(0.008)
Change in unrealized gain (loss)	(0.015)	(0.023)
Realized gain	-	0.001
Change in capital share transactions	-	0.231
Net asset value at end of period	$0.376	$0.455
Total return based on net asset value (2)	(6.0)%	(11.81)%
Weighted average shares outstanding for period, basic	120,486,061	73,936,133
Ratio/Supplemental Data:
Net assets at end of period	$45,338,023	$54,857,386
Average net assets	$54,878,301	$34,238,803
Annualized ratio of net operating expenses to average net assets(3)	5.6%	7.6%
Annualized ratio of net investment income (loss) to average net assets(3)	(3.4)%	(0.9)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(3)	3.9%	6.2%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(3)	(10.0)%	(10.3)%
Portfolio Turnover	0.2%	0.4%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial highlights for periods of less than one year are annualized and each of the ratios to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the six months ended June 30, 2015, the Company incurred $935,161 of professional fees related to the March 13, 2015 transaction, which were deemed to be non-recurring. For the six months ended June 30, 2016 the Company incurred $329,219 of legal fees that were deemed to be non-recurring.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of June 30, 2016. The unfunded commitment is accounted for under ASC 820. Below represents the unfunded loan commitment as of June 30, 2016.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

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

After performing the income test for the six months ended June 30, 2016, the Company has determined that its income from one of its majority owned control investments generated more than 20% of its total income, primarily due to the unrealized appreciation (depreciation) that was recognized on the investments during the six months ended June 30, 2016. As such, Advantis Certified Staffing Solutions, Inc. was considered a significant subsidiary at the 20% level as of June 30, 2016. Additionally, Rockfish Seafood Grill, Inc., a majority owned control investments, was also considered a significant subsidiary at the 10% level at June 30, 2016.

Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company, was also considered a significant subsidiary at the 10% level at June 30, 2016.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

The following tables shows the summarized financial information for Rockfish Seafood Grill, Inc, Advantis Certified Staffing Solutions, Inc, and Integrated Medical Partners, LLC (numbers in thousands):

	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC
	As of June 30, 2016 (unaudited)	As of June 30, 2016 (unaudited)	As of June 30, 2016 (unaudited)
Balance Sheet
Current Assets	$151	$3,199	$2,621
Noncurrent Assets	4,306	2,434	5,752
Current Liabilities	2,478	11,180	3,449
Noncurrent Liabilities	7,159	10,850	653

	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC
	Six Months Ended June 30, 2016 (unaudited)	Six Months Ended June 30, 2016 (unaudited)	Six Months Ended June 30, 2016 (unaudited)
Income Statement
Net Revenue	$11,964	$8,854	$7,468
Gross Profit	8,271	2,011	3,084
Net Income (Loss)	(238)	(1,033)	54

NOTE 10 – SUBSEQUENT EVENTS

Portfolio Activity

●	On August 16, 2016, the Company entered into a Note Purchase and Sale Agreement with NCC Financial, LLC (“NCC”), pursuant to which the Company agreed to sell to NCC, for an amount equal to $6,000,000, a Senior Secured Promissory Note issued to the Company by Lone Star Brewery Development, Inc. Pursuant to the terms of the aforesaid Note Purchase and Sale Agreement, closing is to occur on or before September 30, 2017. NCC has an option to extend the closing date until December 31, 2017 for an extension fee in the amount of $50,000. Furthermore, NCC has the right to terminate the Note Purchase and Sale Agreement upon the non-occurrence of certain specified events.

●	Effective July 1, 2016, the Company re-structured its investment in Performance Alloys, LLC (“PALLC”) to provide PALLC with much needed liquidity. The Company and PALLC entered into Amendment No. 4 to Subordinated Note and Securities Purchase Agreement, effective as of July 1, 2016 (the “Fifth Amendment”), pursuant to which the Company reduced the outstanding principal balance owed from PALLC to the Company to $6,750,000, reduced the interest rate to 6%, and extended the maturity date to March 31, 2018 (subject to a PALLC’s conditional right to further extend the maturity date to March 31, 2019, which if so elected would result in an increase of the interest rate to 9%). In consideration for the principal reduction, the Company was granted an equity interest in PALLC, namely: one Class B Membership unit in PALLC, which entitles the Company to (a) certain net cash flow distributions from PALLC as follow: (i) of the first $16,101,881 of net cash flow distributions (the “Tranche 1 Net Cash Flow Distributions”), the Company shall be entitled to 29.18% of such Tranche 1 Net Cash Flow Distributions, and (ii) to the extent that any additional net cash flow distributions are made in excess of the Tranche 1 Net Cash Flow Distributions, the Company shall be entitled to 9.51% of such additional net cash flow distributions; and (b) certain liquidation event net proceeds from PALLC as follows: (i) of the first $18,092,001 of liquidity event net proceeds, less any Tranche 1 Net Cash Flow Distributions (the “Tranche 1 Liquidity Event Net Proceeds”), the Company shall be entitled to the lesser of (x) 25.97% of the Tranche 1 Liquidity Event Net Proceeds, or (y) $4,698,500 less any Tranche 1 Net Cash Flow Distributions previously made to the Company; and (ii) to the extent that there are liquidity event net proceeds in excess of the Tranche 1 Liquidity Event Net Proceeds, the Company shall be entitled to 8.46% of such excess liquidity event net proceeds. At closing of the Fourth Amendment, PALLC cured all defaults with the Company along with its first lienholder and tendered to the Company its August interest making this a performing note again for the Company. The Company also received an amendment fee in the amount of $33,750 with the Fourth Amendment.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

●	Effective June 29, 2016, the Company amended the terms and conditions of its revolving loan (the “RSG Revolver”) to Rockfish Seafood Grill, Inc. (“RSG Inc.”) for the purpose of extending the maturity date to June 29, 2017 to increase the maximum principal amount of the RSG Revolver to $1,276,000.

●	On September 12, 2016, the Company funded $75,000 on the RSG Revolver.

●	On September 20, 2016, the Company funded $150,000 on the RSG Revolver.

●	On October 21, 2016, the Company amended the revolving loan with RSG Revolver to increase the maximum principal amount of the RSG Revolver to $1,416,000.

●	On October 21, 2016, the Company funded $140,000 on the RSG Revolver.

●	On November 18, 2016, the Company amended the RSG Revolver to increase the maximum principal amount to $1,491,000.

●	On November 18, 2016, the Company funded $30,000 on the RSG Revolver.

●	On December 1, 2016, the Company amended its Subordinated Note with Performance Alloys, LLC in order to facilitate a refinance of their first lienholder with a new bank. The Company agreed to extend its maturity date to May 31, 2020 and include an automatic increase in its interest rate to 9% on July 1, 2018.

●	On December 7, 2016, the Company funded $35,000 on the RSG Revolver.

●	On December 22, 2016, due to the need for additional capital to fund an increase in work orders for PALLC, the Company agreed to defer the January 1, 2017, February 1, 2017, and March 1, 2017 interest payments to be due on April 1, 2017.

●	Effective December 31, 2016, the Company sold its equity interests in Advantis Certified Staffing Solutions, Inc. for the amount of $500,000 to Offisol Solutions LLC (“Offisol”). $50,000 in cash was received at closing and the remaining $450,000 is to be paid in four equal quarterly installments beginning on March 31, 2017 and ending on December 31, 2017, pursuant to the terms and conditions of a Term Promissory Note, executed by Offisol and payable to the order of the Company (the “Term Note”). The Term Note is secured by a pledge of the stock of Advantis Certified Staffing Solutions, Inc. that was sold by the Company to Offisol. The Company also amended its Senior Secured Subordinated Promissory Note (the “Advantis Note”) by reducing the principal balance to $4.5 million, forgiving any accrued interest under the Advantis Note, and forgiving all amounts owed under the three outstanding unsecured notes. The interest rate on the Advantis Note was reduced to 6% with an automatic increase to 12% on the second anniversary of the amendment. The maturity date was extended to November 30, 2021. The Company also received a Warrant for a 5% common equity interest in the company.

●	On January 18, 2017, the Company amended the RSG Revolver to increase the maximum principal amount to $1,621,000.

●	On January 18, 2017, the Company funded $140,000 on the RSG Revolver.

●	On February 6, 2017, the Company assigned its notes, liens and security interests in its investment in South Boots Hill, LLC to a wholly owned subsidiary, PCC SBH SUB, Inc. (“PCC SBH”). On February 7, 2017, PCC SBH foreclosed on the real estate collateral assets and other personal property assets of South Boots Hill, LLC.

●	On June 1, 2017, the Company issued notices of default on the Advantis Note and the associated Term Note for payment default. After giving 30 days to cure all defaults, the Company exercised its rights under the corresponding Stock Pledge Agreement to initiate the transfer of the pledged stock certificates and warrants into the Company’s name on July 3, 2017.

●	On June 30, 2017, Princeton Capital Corporation made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $89,225 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of October 31, 2017.

●	On July 12, 2017, Princeton Capital Corporation made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $69,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of October 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2015 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2016.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at June 30, 2016	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2015	Purchases (2)	Realized and Change in Unrealized Gains/Losses	Fair Value at June 30, 2016
Control Investments

Rockfish Seafood Grill, Inc.
First Lien Loan	$6,352,944	$482,128	$6,164,535	$188,409	$-	$6,352,944
Revolving Loan	$1,051,000	-	1,051,000	-	-	1,051,000

Rockfish Holdings, LLC
Warrant (1)	10.00%	-	316,531	-	(16,117)	300,414
Membership Interest (1)	99.997%	-	2,848,693	-	(145,052)	2,703,641

Integrated Medical Partners, LLC
Unsecured Loan (1)	$276,922	-	276,922	-	-	276,922
Preferred Membership – Class A (1)	800	-	2,331,439	-	198,776	2,530,215
Preferred Membership – Class B (1)	760	-	32,923	-	166,824	199,747
Common Stock (1)	14,082	-	65	-	12,809	12,874

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan (1)	$6,435,000	-	4,104,994	-	751,948	4,856,942
Unsecured Loan (1) (due 3/31/2018)	$95,000	-	95,000	-	-	95,000
Unsecured Loan (1) (due 3/31/2020)	$195,000	-	-	195,000	-	195,000
Unsecured Loan (1) (due 3/31/2018)	$85,000	-	-	85,000	-	85,000
Warrant (1)	1	-	691	-	791	1,482
Common Stock – Series A (1)	225,000	-	622	-	712	1,334
Common Stock – Series B (1)	9,500,000	-	26,256	-	30,077	56,333

Total Control Investments		$482,128	$17,249,671	$468,409	$1,000,768	$18,718,848

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	$-	$2,353,965	$-	$579,945	$2,933,910
Preferred Membership, Class BB units (1)	500,000	-	2,960,434	-	1,236,257	4,196,691

Total Affiliate Investments		$-	$5,314,399	$-	$1,816,202	$7,130,601

(1)	Non-income producing security.

(2)	Includes PIK interest and common stock issued in exchange for investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2016 (Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2014 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2015.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at June 30, 2015	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2014	Purchases (2)	Change in Unrealized Gains/Losses	Transfer from Restructuring	Fair Value at June 30, 2015
Control Investments

Rockfish Seafood Grill, Inc.
First Lien Loan	$5,979,750	$69,417	$-	$9,230,600	$-	$(3,250,850)	$5,979,750
Warrant (1)	10%	-	-	-	-	-	-
Membership Interest (1)	99.997%	-	-	898,746	(985,075)	3,250,850	3,164,521

Integrated Medical Partners, LLC
Unsecured Loan	$286,494	1,772	-	286,494	-	-	286,494
Preferred Membership – Class A (1)	800	-	-	4,196,937	(268,363)	-	3,928,574
Preferred Membership – Class B (1)	760	-	-	29,586	(1,892)	-	27,694
Common Stock (1)	14,082	-	-	-	-	-	-

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan (1)	$6,435,000	-	-	5,954,270	(306,439)	-	5,647,831
Unsecured Loan (1)	$95,000	-	-	95,000	-	-	95,000
Warrant (1)	1	-	-	2,025	(645)	-	1,380
Common Stock – Series A (1)	225,000	-	-	1,822	(580)	-	1,242
Common Stock – Series B (1)	9,500,000	-	-	78,770	(26,342)	-	52,428

Total Control Investments		$71,189	$-	$20,774,250	$(1,589,336)	$-	$19,184,914

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	$-	$-	$2,391,001	$5,108	$-	$2,396,109
Preferred Membership, Class BB units (1)	500,000	-	-	2,915,749	6,229	-	2,921,978

Total Affiliate Investments		$-	$-	$5,306,750	$11,337	$-	$5,318,087

(1)	Non-income producing security.

(2)	Includes PIK interest and common stock issued in exchange for investments.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with Princeton Advisory Group and/or Princeton Investment Advisors;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of Princeton Advisory Group to locate suitable investments for us and to monitor and administer our investments;

●	the ability of Princeton Advisory Group to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or regulated investment companies.

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

Overview

We are an externally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We originate and invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in private small and lower middle-market companies. Until June 9, 2016, we were managed by Princeton Investment Advisors, LLC (“Princeton Investment Advisors”). Since June 9, 2016, the date that the Company’s stockholders approved the investment advisory agreement with Princeton Advisory Group, Inc. (“Princeton Advisory Group” or the “Investment Advisor”), we have been managed by Princeton Advisory Group, who also provides the administrative services necessary for us to operate.

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

At June 30, 2016, the Company had investments in 10 portfolio companies. At June 30, 2016, the Company also held one U.S. Treasury Bill. The total cost and fair value of the total investments were approximately $99.8 million and $90.6 million, respectively. The composition of our investments by asset class as of June 30, 2016 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$16,423,101	$15,608,944	17.20%
Second Lien Loans	25,911,495	18,362,719	20.30
Unsecured Loans	651,922	651,922	0.70
Equity	13,816,686	12,938,038	14.30
Total Portfolio Investments	56,803,204	47,561,623	52.50

U.S. Treasury Bill	42,999,958	42,999,656	47.50
Total Investments	$99,803,162	$90,561,279	100.00%

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

At June 30, 2016, our weighted average yield based upon cost of our portfolio investments was approximately 13.55% of which approximately 9.87% is current cash interest, all bearing a fixed rate of interest. At December 31, 2015, our weighted average yield based upon cost of our portfolio investments was approximately 13.53% of which approximately 9.86% is current cash interest, all bearing a fixed rate of interest.

At June 30, 2016, we held approximately $43.0 million of United States Treasury securities. At December 31, 2015, we did not hold any United States Treasury securities. The United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

The primary portfolio investment activities for the six months ended June 30, 2016 are as follows:

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

Asset Quality

In addition to various risk management and monitoring tools, Princeton Advisory Group uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016			As of December 31, 2015
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	13,868,944	15.3%	2	7,215,535	14.8%	1
3	—	—	—	6,324,000	13.0%	1
4	20,754,641	22.9%	5	24,283,416	49.9%	5
5	—	—	—	—	—	—
	$34,623,585	38.2%	7	$37,822,951	77.7%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2016, we had 8 loans on non-accrual status and as of December 31, 2015, we had 6 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to Princeton Advisory Group (and to Princeton Investment Advisors for the period prior to June 9, 2016) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by Princeton Advisory Group that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not Princeton Advisory Group);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not Princeton Advisory Group) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Total	Per Share (1)	Total	Per Share (1)

Investment Income
Interest Income (2)	$467,484	$0.004	$1,013,851	$0.008
Other Income	7,004	0.000	8,902	0.000
Total Investment Income	474,488	0.004	1,022,753	0.008

Operating Expenses
Management Fees	221,532	0.002	237,331	0.002
Administration Fees	97,930	0.001	147,371	0.001
Professional Fees	156,131	0.001	94,360	0.001
Compliance Fees	1,904	0.000	66,237	0.001
Directors’ Fees	69,976	0.001	39,429	0.000
Bank Fees	25	0.000	-	-
Insurance Expense	2,443	0.000	22,658	0.000
Interest Expense	40,939	0.000	2,965	0.000
Other General and Administrative Expenses	148,406	0.001	97,603	0.001
Total Operating Expenses	739,286	0.006	707,954	0.006

Net Investment Income (Loss) (before tax)	(264,798)	(0.002)	314,799	0.003
Income tax expense	9,006	0.000	-	-
Net Investment Income (Loss) (after tax)	(273,804)	(0.002)	314,799	0.003
Net Change in Unrealized Gain (Loss)	(4,700,868)	(0.039)	(1,567,726)	(0.013)
Net Realized Gain (Loss)	(172)	(0.000)	(10,881)	(0.000)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 and 120,486,057 shares outstanding for the three months ended June 30, 2016 and June 30, 2015, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our Financial Statements.

(2)	Interest income includes PIK interest of $127,432 and $176,924 for the three months ended June 30, 2016 and 2015 respectively.

Operating Expenses

Net operating expenses increased from $707,954 for the three months ended June 30, 2015 to $739,286 for the three months ended June 30, 2016. The increase is primarily due to legal fees in the amount of $102,536 for the three months ended June 30, 2016.

For the three months ended June 30, 2016 and June 30, 2015, net operating expenses per share remained the same at $0.006 per share.

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from income of $314,799 for the three months ended June 30, 2015 to a loss of $(273,804) for the three months ended June 30, 2016. This decrease was primarily due to a decrease in interest income received from our portfolio companies and in increase in legal fees.

Net investment income (loss) (after tax) per share decreased from income of $0.003 per share for the three months ended June 30, 2015 to a loss of $(0.002) per share for the three months ended June 30, 2016.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2016, we recognized $(172) of realized loss in connection with the sale of a U.S. Treasury Bill.

For the three months ended June 30, 2015, we recognized $(10,881) of realized loss primarily in connection with the Big Lake escrow payment.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(4,700,868) for the three months ended June 30, 2016 primarily in connection with a loss of $2,074,000 on the second line loan to Lone Star Brewery Development Inc. and a loss of $1,522,723 on the second lien loan to Performance Alloys, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(1,567,726) for the three months ended June 30, 2015 primarily in connection with a loss of $985,075 on the membership interest in Rockfish Holdings, LLC, a loss of $306,439 on the second lien loan to Advantis Certified Staffed Solutions Inc. and a loss of $268,363 on the membership interest – Class A units in Integrated Medical Partners, LLC.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Total	Per Share (1)	Total	Per Share (1)

Investment Income
Interest Income (2)	$919,333	$0.008	$1,135,347	$0.015
Other Income	19,172	0.000	8,907	0.000
Total Investment Income	938,505	0.008	1,144,254	0.015

Operating Expenses
Management Fees	435,061	0.004	237,331	0.003
Administration Fees	221,235	0.002	168,927	0.002
Professional Fees	659,017	0.005	1,081,446	0.015
Compliance Fees	1,904	0.000	66,237	0.001
Directors’ Fees	111,655	0.001	43,029	0.001
Bank Fees	25	0.000	2,050	0.000
Insurance Expense	44,918	0.000	29,355	0.000
Interest Expense	40,939	0.000	2,965	0.000
Other General and Administrative Expenses	184,010	0.002	133,129	0.002
Total Operating Expenses	1,698,764	0.014	1,764,469	0.024

Net Investment Income (Loss) (before tax)	(760,259)	(0.006)	(620,215)	(0.008)
Income tax expense	329,006	0.003	-	-
Net Investment Income (Loss) (after tax)	(1,089,265)	(0.009)	(620,215)	(0.008)
Net Change in Unrealized Gain (Loss)	(1,798,703)	(0.015)	(1,689,156)	(0.023)
Net Realized Gain (Loss)	(172)	0.000	93,159	0.001

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 and 73,936,133 shares outstanding for the six months ended June 30, 2016 and June 30, 2015, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our Financial Statements.

(2)	Interest income includes PIK interest of $440,776 and $195,926 for the six months ended June 30, 2016 and 2015 respectively.

Operating Expenses

Net operating expenses decreased from $1,764,469 for the six months ended June 30, 2015 to $1,698,764 for the six months ended June 30, 2016. The decrease is primarily due to $935,161 of legal and accounting fees related to the transaction that occurred on March 13, 2015 for the six months ended June 30, 2015.

Net operating expenses per share decreased from $0.024 per share for the six months ended June 30, 2015 to $0.014 per share for the six months ended June 30, 2016.

Net Investment Income (Loss)

Net investment income (loss) (after tax) increased from a loss of $(620,215) for the six months ended June 30, 2015 to a loss of $(1,089,265) for the six months ended June 30, 2016. This increase was primarily due to income tax expense in the amount of $329,006 for the six months ended June 30, 2016.

Net investment income (loss) (after tax) per share increased from a loss of $(0.008) per share for the six months ended June 30, 2015 to a loss of $(0.009) per share for the six months ended June 30, 2016.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the six months ended June 30, 2016, we recognized $(172) of realized loss in connection with the sale of a U.S. Treasury Bill.

For the six months ended June 30, 2015, we recognized $93,159 of realized gain primarily in connection with a gain of $104,040 on the sale of common stock in Neuralstem, Inc.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(1,798,703) for the six months ended June 30, 2016 primarily in connection with a loss of $2,074,000 on the second lien loan to Lone Star Brewery Development Inc. and a loss of $1,522,723 on the second lien loan to Performance Alloys, Inc. The loss was offset by a gain of $1,816,202 on the preferred stock in Spencer Enterprises Holdings, LLC.

Net change in unrealized gain (loss) on investments totaled a loss of $(1,689,156) for the six months ended June 30, 2015 primarily in connection with a loss of $985,075 on the membership interest in Rockfish Holdings, LLC, a loss of $306,439 on the second lien loan to Advantis Certified Staffed Solutions Inc. and a loss of $268,363 on the membership interest – Class A units in Integrated Medical Partners, LLC.

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

As of June 30, 2016, we had $254,893 in cash, and our net assets totaled $45,338,023. We believe that our current cash on hand, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of June 30, 2016, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

We have entered into one contract under which we have material future commitments, the New Investment Advisory Agreement, pursuant to which the Princeton Advisory Group serves as our investment adviser. Payments under the New Investment Advisory Agreement in future periods will be equal to a percentage of the value of our net assets.

The New Investment Advisory Agreement is terminable by either party without penalty upon written notice by the Company or 60 days’ written notice by Princeton Advisory Group. If this agreement is terminated, the costs we incur under a new agreement may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our New Investment Advisory Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

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

Related Party Transactions

Management Fees

Management fees under the New Investment Advisory Agreement were $51,123 for both the three and six months ended June 30, 2016. Management fees under the Terminated Investment Advisory Agreement for the three and six months ended June 30, 2016 were $170,409 and $383,938, respectively. As of June 30, 2016, management fees of $51,123 and $359,692 were payable to Princeton Advisory Group and Princeton Investment Advisors, respectively. Management fees for the three and six months ended June 30, 2015 were $237,331.

Incentive Fees

There were no incentive fees earned by Princeton Investment Advisors for the three or six months ended June 30, 2016 or June 30, 2015.

There were no incentive fees earned by Princeton Advisory Group for the three or six months ended June 30, 2016 as the New Investment Advisory Agreement does not provide for an incentive fee.

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

As disclosed in the Company’s Form 8-K filed with the SEC on October 5, 2016, on September 29, 2016 the Company, as Borrower, entered into a Term Loan in the amount of $470,000 with Munish Sood, as Lender, in order to purchase certain assets to maintain its RIC status. Mr. Sood is the Company’s Chief Executive Officer, President, and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on October 7, 2016.

On June 28, 2017, Munish Sood made a non-interest bearing short term loan to Advantis Certified Staffing Solutions, Inc., one of the Company’s portfolio companies, in the amount of $89,225 for a short term working capital need. The loan was repaid without interest on July 5, 2017.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management, Princeton Advisory Group and our auditors;

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of Princeton Advisory Group, the independent valuation firm and the valuation committee.

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

Recent Developments

Portfolio Activity

●	On August 16, 2016, the Company entered into a Note Purchase and Sale Agreement with NCC Financial, LLC (“NCC”), pursuant to which the Company agreed to sell to NCC, for an amount equal to $6,000,000, a Senior Secured Promissory Note issued to the Company by Lone Star Brewery Development, Inc. Pursuant to the terms of the aforesaid Note Purchase and Sale Agreement, closing is to occur on or before September 30, 2017. NCC has an option to extend the closing date until December 31, 2017 for an extension fee in the amount of $50,000. Furthermore, NCC has the right to terminate the Note Purchase and Sale Agreement upon the non-occurrence of certain specified events.

●	Effective July 1, 2016, the Company re-structured its investment in Performance Alloys, LLC (“PALLC”) to provide PALLC with much needed liquidity. The Company and PALLC entered into Amendment No. 4 to Subordinated Note and Securities Purchase Agreement, effective as of July 1, 2016 (the “Fifth Amendment”), pursuant to which the Company reduced the outstanding principal balance owed from PALLC to the Company to $6,750,000, reduced the interest rate to 6%, and extended the maturity date to March 31, 2018 (subject to a PALLC’s conditional right to further extend the maturity date to March 31, 2019, which if so elected would result in an increase of the interest rate to 9%). In consideration for the principal reduction, the Company was granted an equity interest in PALLC, namely: one Class B Membership unit in PALLC, which entitles the Company to (a) certain net cash flow distributions from PALLC as follow: (i) of the first $16,101,881 of net cash flow distributions (the “Tranche 1 Net Cash Flow Distributions”), the Company shall be entitled to 29.18% of such Tranche 1 Net Cash Flow Distributions, and (ii) to the extent that any additional net cash flow distributions are made in excess of the Tranche 1 Net Cash Flow Distributions, the Company shall be entitled to 9.51% of such additional net cash flow distributions; and (b) certain liquidation event net proceeds from PALLC as follows: (i) of the first $18,092,001 of liquidity event net proceeds, less any Tranche 1 Net Cash Flow Distributions (the “Tranche 1 Liquidity Event Net Proceeds”), the Company shall be entitled to the lesser of (x) 25.97% of the Tranche 1 Liquidity Event Net Proceeds, or (y) $4,698,500 less any Tranche 1 Net Cash Flow Distributions previously made to the Company; and (ii) to the extent that there are liquidity event net proceeds in excess of the Tranche 1 Liquidity Event Net Proceeds, the Company shall be entitled to 8.46% of such excess liquidity event net proceeds. At closing of the Fourth Amendment, PALLC cured all defaults with the Company along with its first lienholder and tendered to the Company its August interest making this a performing note again for the Company. The Company also received an amendment fee in the amount of $33,750 with the Fourth Amendment.

●	Effective June 29, 2016, the Company amended the terms and conditions of its revolving loan (the “RSG Revolver”) to Rockfish Seafood Grill, Inc. (“RSG Inc.”) for the purpose of extending the maturity date to June 29, 2017 to increase the maximum principal amount of the RSG Revolver to $1,276,000.

●	On September 12, 2016, the Company funded $75,000 on the RSG Revolver.

●	On September 20, 2016, the Company funded $150,000 on the RSG Revolver.

●	On October 21, 2016, the Company amended the RSG Revolver to increase the maximum principal amount of the RSG Revolver to $1,416,000.

●	On October 21, 2016, the Company funded $140,000 on the RSG Revolver

●	On November 18, 2016, the Company amended the RSG Revolver to increase the maximum principal amount to $1,491,000.

●	On November 18, 2016, the Company funded $30,000 on the RSG Revolver.

●	On December 1, 2016, the Company amended its Subordinated Note with Performance Alloys, LLC in order to facilitate a refinance of their first lienholder with a new bank. The Company agreed to extend its maturity date to May 31, 2020 and include an automatic increase in its interest rate to 9% on July 1, 2018.

●	On December 7, 2016, the Company funded $35,000 on the RSG Revolver.

●	On December 22, 2016, due to the need for additional capital to fund an increase in work orders for PALLC, the Company agreed to defer the January 1, 2017, February 1, 2017, and March 1, 2017 interest payments to be due on April 1, 2017.

●	Effective December 31, 2016, the Company sold its equity interests in Advantis Certified Staffing Solutions, Inc. for the amount of $500,000 to Offisol Solutions LLC (“Offisol”). $50,000 in cash was received at closing and the remaining $450,000 is to be paid in four equal quarterly installments beginning on March 31, 2017 and ending on December 31, 2017, pursuant to the terms and conditions of a Term Promissory Note, executed by Offisol and payable to the order of the Company (the “Term Note”). The Term Note is secured by a pledge of the stock of Advantis Certified Staffing Solutions, Inc. that was sold by the Company to Offisol. The Company also amended its Senior Secured Subordinated Promissory Note (the “Advantis Note”) by reducing the principal balance to $4.5 million, forgiving any accrued interest under the Advantis Note, and forgiving all amounts owed under the three outstanding unsecured notes. The interest rate on the Advantis Note was reduced to 6% with an automatic increase to 12% on the second anniversary of the amendment. The maturity date was extended to November 30, 2021. The Company also received a Warrant for a 5% common equity interest in the company.

●	On January 18, 2017, the Company amended the RSG Revolver to increase the maximum principal amount to $1,621,000.

●	On January 18, 2017, the Company funded $140,000 on the RSG Revolver.

●	On February 6, 2017, the Company assigned its notes, liens and security interests in its investment in South Boots Hill, LLC to a wholly owned subsidiary, PCC SBH SUB, Inc. (“PCC SBH”). On February 7, 2017, PCC SBH foreclosed on the real estate collateral assets and other personal property assets of South Boots Hill, LLC.

●	On June 1, 2017, the Company issued notices of default on the Advantis Note and the associated Term Note for payment default. After giving 30 days to cure all defaults, the Company exercised its rights under the corresponding Stock Pledge Agreement to initiate transfer of the pledged stock certificates and warrants into the Company’s name on July 3, 2017.

●	On June 30, 2017, Princeton Capital Corporation made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $89,225 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of October 31, 2017.

●

On July 12, 2017, Princeton Capital Corporation made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $69,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of October 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will not be affected by changes in variable interest rates, including LIBOR as all of our outstanding loan portfolio bore interest as fixed rates as of June 30, 2016.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, there were no other legal proceedings against the Company or any of its officers or directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K, filed on December 14, 2016)
10.1*	Investment Advisory Agreement between Registrant and Princeton Advisory Group, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCETON CAPITAL CORPORATION

Date: July 12, 2017	/s/ Munish Sood
Munish Sood
Chief Executive Officer
(Principal Executive Officer)

Date: July 12, 2017	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer
(Principal Financial and Accounting Officer)