Form 10-Q
period 2016-09-30
PRINCETON CAPITAL CORP
filed 2017-08-21
CIK 845385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 21, 2017 was 120,486,061.

PRINCETON CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Control investments at fair value (cost of $22,693,872 and $22,000,463, respectively)	$17,759,053	$17,249,671
Affiliate investments at fair value (cost of $5,306,750 and $5,306,750, respectively)	7,034,177	5,314,399
Non-control/non-affiliate investments at fair value (cost of $29,007,680 and $28,835,487, respectively)	22,054,169	26,135,450
Investment in U.S. Treasury Bill (cost of $46,999,961 and $0, respectively)	46,999,295	-
Total investments at fair value (cost of $104,008,263 and $56,142,700, respectively)	93,846,694	48,699,520
Cash	474,801	1,022,510
Due from portfolio companies	103,675	84,418
Due from affiliates	43,940	32,348
Interest receivable	231,768	131,367
Prepaid expenses	30,944	48,311
Total assets	94,731,822	50,018,474

LIABILITIES
Accrued management fees	490,263	175,754
Accounts payable (Note 2)	1,976,538	1,395,597
Term loan – related party	695,000	-
Due to affiliates	83,227	11,949
Dividends payable	-	600
Short term payable for securities purchased	46,999,961	-
Tax expense payable	35,430	-
Deferred fee income	28,929	-
Accrued expenses and other liabilities	268,376	209,011
Total liabilities	50,577,724	1,792,911

Commitments and contingencies (Note 8)	-	-

Net assets	$44,154,098	$48,225,563

NET ASSETS
Common stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at September 30, 2016 and December 31, 2015)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,284
Accumulated undistributed net realized gain	185,380	235,510
Distributions in excess of net investment income	(10,859,083)	(9,555,537)
Accumulated unrealized loss on investments	(10,161,569)	(7,443,180)
Total net assets	44,154,098	48,225,563
Net asset value per share	$0.366	$0.400

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$331,849	$998,554	$769,054	$2,062,712
Interest income from control investments	-	219,160	482,128	290,349
Other income from non-control/non-affiliate investments	5,071	10,001	5,071	18,908
Other income from affiliate investments	8,280	-	27,288	-
Other income from non-investment sources	10	-	174	-
Total investment income	345,210	1,227,715	1,283,715	2,371,969

OPERATING EXPENSES
Management fees	94,448	224,562	529,509	461,893
Administration fees	31,250	150,786	252,485	319,713
Professional fees (Note 2)	164,398	385,253	823,415	1,466,699	(1)
Compliance fees	-	90,510	1,904	156,747
Directors’ fees	57,543	27,264	169,198	70,293
Bank fees	-	-	25	2,050
Insurance expense	34,151	24,375	79,069	53,730
Interest expense	17,016	1,312	57,955	4,277
Other general and administrative expenses	151,996	143,081	336,006	276,210
Total operating expenses	550,802	1,047,143	2,249,566	2,811,612

Net investment income (loss) before tax	(205,592)	180,572	(965,851)	(439,643)
Income tax expense	8,689	-	337,695	-
Net investment income (loss) after tax	(214,281)	180,572	(1,303,546)	(439,643)

Net realized gain (loss) on:
Non-control/non-affiliate investments	(50,000)	142,348	(50,000)	246,388
U.S. Treasury Bill	42	-	(130)	(533)
Cash	-	-	-	(10,348)
Net realized gain (loss)	(49,958)	142,348	(50,130)	235,507
Net change in unrealized gain (loss) on investments	(919,686)	(5,617,533)	(2,718,389)	(7,306,689)
Net realized and unrealized gain (loss) on investments	(969,644)	(5,475,185)	(2,768,519)	(7,071,182)
Net increase (decrease) in net assets resulting from operations	$(1,183,925)	$(5,294,613)	$(4,072,065)	$(7,510,825)

Net investment income (loss) per share
Basic	$(0.002)	$0.001	$(0.011)	$(0.005)
Diluted	$(0.002)	$0.001	$(0.011)	$(0.005)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.010)	$(0.044)	$(0.034)	$(0.084)
Diluted	$(0.010)	$(0.044)	$(0.034)	$(0.084	) (2)
Weighted average shares of common stock outstanding
Basic	$120,486,061	$120,486,061	$120,486,061	$89,623,288	(3)
Diluted	$120,486,061	$120,486,061	$120,486,061	$90,923,654	(3)

(1)	Includes $935,161 of legal and accounting fees related to the transaction that occurred on March 13, 2015 for the nine months ended September 30, 2015. See Note 1 of the Notes to Financial Statements.
(2)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share and net investment income (loss) per share for the nine months ended September 30, 2015 due to it being anti-dilutive.
(3)	Includes retroactive application of 2 for 1 stock split.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(1,303,546)	$(439,643)
Net realized gain (loss) on investments	(50,130)	235,507
Net change in unrealized gain (loss) on investments	(2,718,389)	(7,306,689)
Net increase (decrease) in net assets resulting from operations	(4,072,065)	(7,510,825)

Capital share transactions:
Unpaid dividend written off	600	-
Issued common stock	-	56,611,576
Net increase in net assets resulting from capital share transactions	600	56,611,576

Total increase (decrease) in net assets	(4,071,465)	49,100,751
Net assets at beginning of period	48,225,563	462,022
Net assets at end of period	$44,154,098	$49,562,773

Capital share activity:
Common stock
Reverse stock split	-	(1,816,534)
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	-	3,185,201
Issuance of common stock	-	115,484,327 (1)
Common stock outstanding at the beginning of period	120,486,061	3,633,067
Common stock outstanding at the end of period	120,486,061	120,486,061
Preferred stock - Series B
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	-	(100,000)
Preferred stock outstanding at the beginning of period	-	100,000
Preferred stock outstanding at the end of period	-	-

(1)	The shares issued were based on a pre-valuation presumed fair value of $60.9 million.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(4,072,065)	$(7,510,825)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments in:
Portfolio investments	(505,000)	(11,045,000)
U.S. Treasury Bills	(140,000,091)	(97,005,333)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	-	274,615
U.S. Treasury Bills	93,000,000	97,004,800
Net change in unrealized (gain) loss on investments	2,718,389	7,306,689
Net realized (gain) loss on investments and U.S. Treasury Bill	50,130	(245,855)
Increase in investments due to PIK	(473,818)	(624,348)
Amortization of fixed income premium or discounts	63,216	14,817
Changes in other assets and liabilities:
Deposits	-	(1,410,000)
Due from portfolio companies	(19,257)	(84,418)
Due from affiliates	(11,592)	(25,916)
Interest receivable	(100,401)	(314,882)
Prepaid expenses	17,367	(131,558)
Accrued management fees	314,509	224,562
Accounts payable	580,941	483,469
Accounts payable – related party	-	(18,500)
Due to affiliates	71,278	12,349
Tax expense payable	35,430	-
Deferred fee income	28,929	-
Accrued expenses and other liabilities	59,365	137,263
Net cash used in operating activities	(48,242,670)	(12,958,071)

Cash flows from financing activities:
Insurance loan payable	-	19,500
Short term payable for securities purchased	46,999,961	-
Term loan – related party	695,000	-
Net cash received from common shares issued	-	13,104,380
Net cash provided by financing activities	47,694,961	13,123,880

Net increase (decrease) in cash	(547,709)	165,809
Cash at beginning of period	1,022,510	22,999
Cash at end of period	$474,801	$188,808

Supplemental and non-cash financing activities:
Common stock issued in exchange for investments	$-	$43,507,195
Dividends payable to stockholders	$(600)	$-
Unpaid dividend written off	$600	$-
Dividends declared, but not yet paid	$-	$600
Interest expense paid	$121,171	$19,094
Income tax paid	$302,265	$-
Transfer due to restructuring of investments in Rockfish Seafood Grill, Inc.	$-	$3,250,850

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2016 (Unaudited)

Investments	Headquarters/ Industry	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value(1)	% of Net Assets
Portfolio Investments
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5), (6)	Casual Dining	$6,352,944	$6,352,944	$6,352,944	14.39%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (6), (7)		$1,276,000	1,276,000	1,276,000	2.89%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5), (6)		10.000%	414,960	186,683	0.42%
Membership Interest – Class A(5), (6)		99.997%	3,734,636	1,680,099	3.81%
Total			11,778,540	9,495,726	21.51%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (2), (5), (6)	Medical Business	$276,922	276,922	276,922	0.63%
Preferred Membership, Class A units (5), (6)	Services	800	4,196,937	2,654,956	6.01%
Preferred Membership, Class B units (5), (6)		760	29,586	227,047	0.51%
Common Units (5), (6)		14,082	-	15,205	0.03%
Total			4,503,445	3,174,130	7.18%
Advantis Certified Staffing Solutions, Inc.	Austin, TX
Second Lien Loan, 12.5% Cash, due 3/31/2018 (2), (5), (6)	Staffing	$6,435,000	5,954,270	4,672,691	10.58%
Unsecured Loan, 5.0% Cash, due 3/31/2018 (2), (5), (6)		$95,000	95,000	95,000	0.22%
Unsecured Loan, 5.0% Cash, due 3/31/2020 (2), (5), (6)		$195,000	195,000	195,000	0.44%
Unsecured Loan, 5.0% Cash, due 3/31/2018 (2), (5), (6)		$85,000	85,000	85,000	0.20%
Warrant for 250,000 Common Stock Shares, exercise price $0.01 share, expires 12/09/2017 (5), (6)		1	2,071	1,040	-%
Common Stock - Series A Shares (5), (6)		225,000	1,864	936	-%
Common Stock - Series B Shares (5), (6)		9,500,000	78,682	39,530	0.09%
Total			6,411,887	5,089,197	11.53%
Total control investments			22,693,872	17,759,053	40.22%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (5), (6)	Home Furnishings	500,000	2,391,001	2,904,358	6.58%
Preferred Membership, Class BB units (5), (6)	Manufacturing	500,000	2,915,749	4,129,819	9.35%
Total			5,306,750	7,034,177	15.93%
Total affiliate investments			5,306,750	7,034,177	15.93%

Non-control/non-affiliate investments
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 3/31/2018 (3), (6)	Nickel Pipe, Fittings & Flanges	$6,750,000	6,750,000	6,750,000	15.29%
Membership Interest – Class B (6)		25.97%	5,131,090	1,064,969	2.41%
Total			11,881,090	7,814,969	17.70%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5), (6)	Real Estate Development	$8,076,135	8,076,135	6,000,000	13.59%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3), (6)	Storage Company Property Management	$6,497,761	6,523,774	6,498,000	14.72%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (2), (3), (5), (6)	Energy Services	$2,525,481	2,525,481	1,740,000	3.94%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2016 (Unaudited) (Continued)

Investments	Headquarters/ Industry	Principal Amount/Share/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5), (6)	Security	600,000	$1,200	$1,200	-%
Total non-control/non-affiliate investments			29,007,680	22,054,169	49.95%
Total Portfolio Investments			57,008,302	46,847,399	106.10%

United States Treasury
U. S. Treasury Bill 0.0% 10/06/16		$47,000,000	46,999,961	46,999,295	106.44%

Total Investments			$104,008,263	$93,846,694	212.54%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of September 30, 2016, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of September 30, 2016.
(6)	Represents an illiquid investment. At September 30, 2016, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. for $1,250,000. As of September 30, 2016, the entire commitment had been funded.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2016 (Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of September 30, 2016.

	September 30, 2016
Geography	Investments at Fair Value	Percentage of Net Assets

Canada	$1,200	0.00%
United States	46,846,199	106.10
Total	$46,847,399	106.10%

	September 30, 2016
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$9,495,726	21.51%
Nickel Pipe, Fittings and Flanges	7,814,969	17.70
Real Estate Development	6,000,000	13.59
Home Furnishings Manufacturing	7,034,177	15.93
Storage Company Property Management	6,498,000	14.72
Staffing	5,089,197	11.53
Medical Business Services	3,174,130	7.18
Energy Services	1,740,000	3.94
Security	1,200	0.00
Total	$46,847,399	106.10%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015

Investments	Headquarters/ Industry	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio investments
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (4), (7)	Casual Dining	$6,164,535	$6,164,535	$6,164,535	12.78%
Revolving Loan, 8% Cash, due 6/29/2017 (7), (8)		$1,051,000	1,051,000	1,051,000	2.18%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (6), (7)		10.000%	414,960	316,531	0.65%
Membership Interest – Class A(6), (7)		99.997%	3,734,636	2,848,693	5.91%
Total			11,365,131	10,380,759	21.52%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (3), (6), (7)	Medical Business	$276,922	276,922	276,922	0.57%
Preferred Membership, Class A units (6), (7)	Services	800	4,196,937	2,331,439	4.83%
Preferred Membership, Class B units (6), (7)		760	29,586	32,923	0.08%
Common Units (6), (7)		14,082	-	65	0.00%
Total			4,503,445	2,641,349	5.48%
Advantis Certified Staffing Solutions, Inc. (2)	Austin, TX
Second Lien Loan, 12.5% Cash, due 3/31/2018 (3), (6), (7)	Staffing	$6,435,000	5,954,270	4,104,994	8.51%
Unsecured Loan, 5.0%, Cash due 3/31/2018 (3), (6), (7)		$95,000	95,000	95,000	0.20%
Warrant for 250,000 Common Stock Shares, exercise price $0.01 per share, expires 12/09/2017 (6), (7)		1	2,071	691	0.00%
Common Stock - Series A Shares (6), (7)		225,000	1,864	622	0.00%
Common Stock - Series B Shares (6), (7)		9,500,000	78,682	26,256	0.06%
Total			6,131,887	4,227,563	8.77%
Total control investments			22,000,463	17,249,671	35.77%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (6), (7)	Home Furnishings	500,000	2,391,001	2,353,965	4.88%
Preferred Membership, Class BB units (6), (7)	Manufacturing	500,000	2,915,749	2,960,434	6.14%
Total			5,306,750	5,314,399	11.02%
Total affiliate investments			5,306,750	5,314,399	11.02%

Non-control/non-affiliate investments
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2017 (3), (4), (7)	Nickel Pipe, Fittings & Flanges	$11,881,090	11,881,090	9,205,500	19.09%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (3), (4), (7)	Real Estate Development	$8,076,135	8,076,135	8,076,000	16.75%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (4), (7)	Storage Company Property Management	$6,212,352	6,301,581	6,324,000	13.11%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (3), (4), (7)	Energy Services	$2,525,481	2,525,481	2,525,000	5.23%
Neuralstem, Inc.	Germantown, MD
Warrant for 1,000,000 shares, exercise price $5.00 per share, expires 8/30/2016 (6), (7)	Biotechnology	1	50,000	3,750	0.01%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015 (Continued)

Investments	Headquarters/ Industry	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (5), (6), (7)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			28,835,487	26,135,450	54.19%
Total portfolio investments			$56,142,700	$48,699,520	100.98%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Formerly known as Advantis Healthcare Solutions, Inc.
(3)	Investment is on non-accrual status.
(4)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(5)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2015, less than 1% of the total fair value of investments represents non-qualifying assets.
(6)	Investment is non-income producing as of December 31, 2015.
(7)	Represents an illiquid investment. At December 31, 2015, 100% of the total fair value of investments are illiquid.
(8)	On June 29, 2015 the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. for $1,250,000. As of December 31, 2015, $199,000 remains unfunded.

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

As of September 30, 2016 (Unaudited)

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

Prior to March 13, 2015, Princeton Capital’s predecessor operated under the name Regal One Corporation (“Regal One”). Regal One had been located in Scottsdale, Arizona, and was a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc. Since inception, Regal One had been involved in several industries. In 1998 Electro-Mechanical Services Inc. changed its name to Regal One Corporation.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2016, the Company had control investments in Rockfish Seafood Grill Inc., Rockfish Holdings, LLC, Integrated Medical Partners, LLC and Advantis Certified Staffing Solutions, Inc. and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

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

As of September 30, 2016 (Unaudited)

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

As of September 30, 2016 (Unaudited)

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

As of September 30, 2016 (Unaudited)

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income. Income from such sources was $13,351 and $32,359 for the three and nine months ended September 30, 2016, respectively. Income from such sources for the three and nine months ended September 30, 2015 was $10,001 and $18,908, respectively. Interest income earned on cash in the Company’s bank account is included in other income from non-investment sources. Income from such sources was $10 and $174 for the three and nine months ended September 30, 2016, respectively. There was no such income for the three and nine months ended September 30, 2015.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the quarter ending September 30, 2016 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Appreciation or Depreciation

Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 8. It is undeterminable at this time the ultimate responsibility for amounts invoiced to the Company by two of the law firms that provided services, as these invoices were for the entire law firm’s fees even though they represented multiple parties and the Company believes that some of these services rendered were provided for other represented parties. For the three and nine months ended September 30, 2016, the Company was invoiced legal fees by these two law firms related to this lawsuit in the amount of $22,294 and $351,513, respectively, which are included in professional fees on the Statements of Operations. As of September 30, 2016, these fees are included in accounts payable on the Statements of Assets and Liabilities. Other legal fees invoiced to the Company for the three and nine months ended September 30, 2016, were incurred in the normal operating course of business and are included in professional fees on the Statements of Operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

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

The Company evaluates tax positions taken or expected to be taken while preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position has met the “more-likely-than-not” threshold. The Company classifies penalties and interest associated with income taxes, if any, as income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the quarter ending September 30, 2016 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders..

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. The Company had 100,000 Series B Preferred Shares convertible at 100 for 1 outstanding through March 12, 2015, but were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2016, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

Transactional Expenses

A portion of the assets acquired on March 13, 2015 from the Partnerships were used for legal and accounting fees related to the acquisition transaction and were expensed as professional fees. The Company incurred $935,161 of professional fees related to the transaction for the period ended September 30, 2015. There were no professional fees related to the transaction for the period ended September 30, 2016.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

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

NOTE 4 – NET INCOME (LOSS) PER COMMON SHARE

The following information sets forth the computation of basic and diluted income (loss) per common share for the nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,183,925)	$(5,294,613)	$(4,072,065)	$(7,510,825)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	89,623,288	(2)
Diluted	120,486,061	120,486,061	120,486,061	90,923,654	(2),(3)
Basic and diluted income (loss) per common share
Basic	$(0.010)	$(0.044)	$(0.034)	$(0.084)
Diluted	$(0.010)	$(0.044)	$(0.034)	$(0.084)

(1) Per share data based on weighted average shares outstanding.

(2) Includes retroactive application of 2 for 1 stock split.

(3) Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the nine months ended September 30, 2015 due to it being anti-dilutive.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2016 and December 31, 2015, respectively:

	As of September 30, 2016 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$15,866,944	$15,866,944
Second Lien Loans	-	-	17,422,691	17,422,691
Unsecured Loans	-	-	651,922	651,922
Equity	-	-	12,905,842	12,905,842
Total Portfolio Investments	-	-	46,847,399	46,847,399
U.S. Treasury Bill	46,999,295	-	-	46,999,295
Total Investments	$46,999,295	$-	$46,847,399	$93,846,694

	As of December 31, 2015 (Audited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$16,064,535	$16,064,535
Second Lien Loans	-	-	21,386,494	21,386,494
Unsecured Loans	-	-	371,922	371,922
Equity	-	-	10,876,569	10,876,569
Total Portfolio Investments	$-	$-	$48,699,520	$48,699,520

During the nine months ended September 30, 2016 and year ended December 31, 2015, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2016 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$16,064,535	$21,386,494	$371,922	$10,876,569	$48,699,520
Amortization	(63,216)	-	-	-	(63,216)
Purchases of investments	225,000	-	280,000	-	505,000
Sales of investments	-	-	-	-	-
Payment-in-kind interest	473,818	-	-	-	473,818
Realized gain (loss)	-	-	-	(50,000)	(50,000)
Change in unrealized gain (loss) on investments	(833,193)	1,167,287	-	(3,051,817)	(2,717,723)
Transfer due to restructuring	-	(5,131,090)	-	5,131,090	-
Fair value at end of period	$15,866,944	$17,422,691	$651,922	$12,905,842	$46,847,399
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2016	$(833,193)	$1,167,287	$-	$(3,098,067)	$(2,763,973)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2015 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$-	$-	$-	$157,260	$157,260
Common stock issued in exchange for investments	15,068,117	17,624,442	300,000	10,514,636	43,507,195
Amortization	(22,307)	-	-	-	(22,307)
Purchases of investments	3,551,000	8,000,000	95,000	-	11,646,000
Sales of investments	-	-	(23,078)	-	(23,078)
Payment-in-kind interest	696,638	287,053	-	-	983,691
Change in unrealized gain (loss) on investments	21,937	(4,525,001)	-	(3,046,177)	(7,549,241)
Transfer due to restructuring	(3,250,850)	-	-	3,250,850	-
Fair value at end of period	$16,064,535	$21,386,494	$371,922	$10,876,569	$48,699,520
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2015	$21,937	$(4,525,001)	$-	$(3,046,177)	$(7,549,241)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,498,000	Discounted Cash Flow	Discount Rate	14.00%
	7,628,944	Discounted Cash Flow	Discount Rate	14.90%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.9x (0.75x)
	1,740,000	Market Approach	Real Estate Appraisal Values	N/A
Total	15,866,944

Second Lien Loans	6,000,000	Discounted Cash Flow	Discount Rate	54.00%
	4,672,691	Discounted Cash Flow	Discount Rate	14.50%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x -4.2x (2.25x)
	6,750,000	Discounted Cash Flow	Discount Rate	9.00%
		Market Approach	Enterprise Value/Revenue Multiple	8.6x
		Market Approach	Distressed Debt as a Percentage of Par	70.00%
Total	17,422,691

Unsecured Loans	651,922	Discounted Cash Flow	Discount Rate	10.30%-14.50% (12.40%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x – 6.0x (3.15x)
Total	651,922

Equity	12,905,842	Black-Scholes Option	Volatility	35.00%-76.90% (55.95%)
		Pricing Model	Discount for lack of marketability	5.00%-30.00% (17.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x – 11.3x (5.8x)
		Income Approach	Discount Rate	9.00% - 14.90% (11.95%)
Total	12,905,842
Total Level 3 Investments	$46,847,399

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Transition of Investment Advisory Agreements

On January 18, 2016, the Board of Directors of the Company conditionally approved the New Investment Advisory Agreement between the Company and Princeton Advisory Group, Inc. (“Princeton Advisory Group)”, a New Jersey corporation (the “New Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. On June 9, 2016, the Company’s stockholders approved the New Investment Advisory Agreement. The effective date of the New Investment Advisory Agreement was June 9, 2016. The Board of Directors of the Company previously approved the termination of the investment advisory agreement between the Company and Princeton Investment Advisors, LLC (the “Terminated Investment Advisory Agreement”), such termination becoming effective on June 9, 2016, the date the New Investment Advisory Agreement was approved and adopted by the stockholders of the Company. Since the transition of investment advisors occurred during the periods covered under the financial statements included in this Form 10-Q, we have disclosed below the material terms of both the New Investment Advisory Agreement and the Terminated Advisory Agreement below, beginning with the Terminated Investment Advisory Agreement.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

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

The Company did not incur Management fees under the Terminated Investment Advisory Agreement for the three months ended September 30, 2016, although there was an $18,133 true-up from the prior quarter. Management fees under the Terminated Investment Advisory Agreement for the nine months ended September 30, 2016 were $365,805. As of September 30, 2016, management fees of $341,559 were payable to Princeton Investment Advisors. The management fees under the Terminated Investment Advisory Agreement for the three and nine months ended September 30, 2015 were $224,562 and $461,893, respectively.

Incentive Fee

The Company pays Princeton Investment Advisors an incentive fee. The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

There were no incentive fees earned by Princeton Investment Advisors for the three and nine months ended September 30, 2016 or September 30, 2015.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

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

Advisory Services

Princeton Advisory Group is registered as an investment adviser under the 1940 Act, and as of June 9, 2016, serves as the Company’s investment advisor pursuant to the New Investment Advisory Agreement in accordance with the 1940 Act. Princeton Advisory Group is owned by and an affiliate of Mr. Munish Sood, the Company’s President and Chief Executive Officer.

Subject to supervision by the Company’s Board of Directors, Princeton Advisory Group oversees the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the New Investment Advisory Agreement, Princeton Advisory Group, among other things: (i) determines the composition and allocation of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, monitors and services the Company’s investments; (iv) determines the securities and other assets that the Company shall purchase, retain, or sell; (v) performs due diligence on prospective portfolio companies; (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds; and (vii) if directed by the Board, will assist in the execution and closing of the sale of the Company’s assets or a sale of the equity of the Company in one or more transactions. Princeton Advisory Group’s services under the New Investment Advisory Agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

Management fees under the New Investment Advisory Agreement for the three and nine months ended September 30, 2016 were $112,581 and $163,704, respectively. As of September 30, 2016, management fees of $148,704 were payable to Princeton Advisory Group.

Incentive Fee

The Company will not pay Princeton Advisory Group an incentive fee.

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

In addition to the foregoing, the Company will also be responsible for the payment of all of the Company’s other expenses, including the payment of the following fees and expenses:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by Princeton Advisory Group that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not Princeton Advisory Group);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not Princeton Advisory Group) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

●	the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company regarding administering the Company’s business.

Duration and Termination

Unless terminated earlier as described below, the New Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the of Company’s directors who are neither parties to the New Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The New Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, (i) upon written notice, effective on the date set forth in such notice, by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s directors, or (ii) upon 60 days’ written notice, by Princeton Group. The New Investment Advisory Agreement automatically terminates in the event of its “assignment,” as defined in the 1940 Act.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

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

Administration fees were $0 and $125,562 for the three and nine months ended September 30, 2016, respectively, and sub-administration fees were $31,250 and $126,923, respectively, as shown on the Statements of Operations under administration fees. Administration fees were $100,786 and $198,157 for the three and nine months ended September 30, 2015, respectively, and sub-administration fees were $50,000 and $121,556, respectively, as shown on the Statements of Operations under administration fees

Indemnification

The Administration Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator, its affiliates and their respective directors, officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as our administrator.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2016, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

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

In May 2015, RSG created a wholly owned subsidiary, Southwest Hospitality Group, LLC (“SHG”), for the purpose of entering into franchise agreement with a new restaurant group. In July 2015, SHG was transferred to Sivco, Inc. and then signed a franchise agreement with this new restaurant group. Sivco, Inc. is majority owned and controlled by Alfred Jackson, a former director of the Company and minority-owned by Munish Sood, a Director, President, and CEO of the Company.

On March 30, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $1,500,000 with Sema4, Inc. and Princeton Advisory Group, Inc., as Lenders in order to purchase certain assets to qualify as a RIC. Sema4, Inc. committed $1,000,000 and Princeton Advisory Group, Inc. committed $500,000. The loan was repaid in full with interest at a rate of 10.0% per annum on April 8, 2016. Sema4, Inc. is the general partner of CPP and CPPII, which own approximately 87% and 9% of our common stock, respectively. Princeton Advisory Group, Inc. is wholly owned by Munish Sood, a Director, President, and CEO of the Company.

As disclosed in the Company’s Form 8-K filed with the SEC on June 30, 2016, on June 28, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $390,000 with Munish Sood, as Lender, in order to purchase certain assets to qualify as a RIC. Mr. Sood is the Company’s Chief Executive Officer, President, and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on July 11, 2016.

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is the Company’s Chief Executive Officer, President and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016. As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017.

As disclosed in the Company’s Form 8-K filed with the SEC on October 5, 2016, on September 29, 2016 the Company, as Borrower, entered into a Term Loan in the amount of $470,000 with Munish Sood, as Lender, in order to purchase certain assets to qualify as a RIC. Mr. Sood is the Company’s Chief Executive Officer, President, and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on October 7, 2016.

On June 28, 2017, Munish Sood made a non-interest bearing short term loan to Advantis Certified Staffing Solutions, Inc., one of the Company’s portfolio companies, in the amount of $89,225 for a short term working capital need. The loan was repaid without interest on July 5, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.400	$0.254
Net investment loss	(0.011)	(0.005)
Change in unrealized gain (loss)	(0.023)	(0.082)
Realized gain	0.000	0.003
Change in capital share transactions	-	0.241
Net asset value at end of period	$0.366	$0.411
Total return based on net asset value (2)	(8.5)%	(33.1)%
Weighted average shares outstanding for period, basic	120,486,061	89,623,288
Ratio/Supplemental Data:
Net assets at end of period	$44,154,098	$49,562,773
Average net assets	$47,934,393	$41,790,651
Annualized ratio of net operating expenses to average net assets(3)	6.0%	8.1%
Annualized ratio of net investment income (loss) to average net assets(3)	(3.4)%	(0.5)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(3)	4.4%	6.6%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(3)	(11.1)%	(23.1)%
Portfolio Turnover	0.17%	0.74%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial highlights for periods of less than one year are annualized and each of the ratios to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the nine months ended September 30, 2015, the Company incurred $935,161 of professional fees related to the March 13, 2015 transaction, which were deemed to be non-recurring. For the nine months ended September 30, 2016 and September 30, 2015, the Company incurred $351,513 and $233,112, respectively, of legal fees that were deemed to be non-recurring.

	Year Ended December 31,
	2015	2014		2013		2012		2011
Per Share Data (1):
Net asset value at beginning of period	$0.254	$0.564		$0.174		$0.204		$0.827
Net investment loss	(0.013)	(0.144)		(0.062)		(0.068)		(0.071)
Change in unrealized gain (loss)	(0.081)	(0.358)		0.388		(0.004)		(0.572)
Realized gain	0.002	0.192		0.064		0.042		0.020
Change in capital share transactions	0.238	-		-		-		-
Net asset value at end of period	$0.400	$0.254		$0.564		$0.174		$0.204
Total return based on net asset value (2)	(36.2)%	(55.0)%		224.1%		(14.7)%		(75.3)%
Weighted average shares outstanding for period, basic	97,402,398	1,816,534		1,816,534		1,816,534		1,816,534
Ratio/Supplemental Data:
Net assets at end of period	$48,225,563	$462,022		$1,025,493		$317,502		$369,642
Average net assets	$45,472,971	$743,758		$671,498		$343,572		$935,698
Annualized ratio of net operating expenses to average net assets	9.5%	35.2%		16.6%		35.6%		13.7%
Annualized ratio of net investment loss to average net assets	2.7%	35.2%		16.6%		35.6%		13.7%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	8.0%	35.2%		16.2%		34.6%		13.5%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	(19.5)%	(75.8)	%(3)	105.4	%(3)	(15.2)	%(3)	(120.9	)% (3)
Portfolio Turnover	0.7%	31.2	%(3)	14.7	%(3)	17.9	%(3)	3.8	% (3)

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Unaudited

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2016. The unfunded commitment is accounted for under ASC 820. As of September 30, 2016 the entire commitment to Rockfish Seafood Grill, Inc. had been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. Through the date of filing, the guaranteed amount has reduced to approximately $180,499.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

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

After performing the income test for the nine months ended September 30, 2016, the Company has determined that its income from one of its majority owned control investments generated more than 20% of its total income, primarily due to the unrealized appreciation (depreciation) that was recognized on the investments during the nine months ended September 30, 2016. As such, Rockfish Seafood Grill, Inc. was considered a significant subsidiary at the 20% level as of September 30, 2016. Additionally, Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc., majority owned control investments, as well as Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company, were also considered significant subsidiaries at the 10% level as of September 30, 2016.

The following tables shows the summarized financial information for Rockfish Seafood Grill, Inc, Advantis Certified Staffing Solutions, Inc, and Integrated Medical Partners, LLC (numbers in thousands):

	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC
	As of September 30, 2016 (unaudited)	As of September 30, 2016 (unaudited)	As of September 30, 2016 (unaudited)
Balance Sheet
Current Assets	$(426)	$3,162	$2,685
Noncurrent Assets	4,213	2,356	5,714
Current Liabilities	1,900	11,282	3,453
Noncurrent Liabilities	6,748	11,013	600

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC
	Nine Months Ended September 30, 2016 (unaudited)	Nine Months Ended September 30, 2016 (unaudited)	Nine Months Ended September 30, 2016 (unaudited)
Income Statement
Net Revenue	$16,758	$13,155	$11,347
Gross Profit	11,562	2,955	4,528
Net Income (Loss)	(485)	(1,413)	68

NOTE 10 – SUBSEQUENT EVENTS

Portfolio Activity

●	On October 21, 2016, the Company amended the revolving loan with RSG Revolver to increase the maximum principal amount of the RSG Revolver to $1,416,000.

●	On October 21, 2016, the Company funded $140,000 on the RSG Revolver.

●	On November 18, 2016, the Company amended the RSG Revolver to increase the maximum principal amount to $1,491,000.

●	On November 18, 2016, the Company funded $30,000 on the RSG Revolver.

●	On December 1, 2016, the Company amended its Subordinated Note with Performance Alloys, LLC in order to facilitate a refinance of their first lienholder with a new bank. The Company agreed to extend its maturity date to May 31, 2020 and include an automatic increase in its interest rate to 9% on July 1, 2018.

●	On December 7, 2016, the Company funded $35,000 on the RSG Revolver.

●	On December 22, 2016, due to the need for additional capital to fund an increase in work orders for PALLC, the Company agreed to defer the January 1, 2017, February 1, 2017, and March 1, 2017 interest payments to be due on April 1, 2017.

●	Effective December 31, 2016, the Company sold its equity interests in Advantis Certified Staffing Solutions, Inc. for the amount of $500,000 to Offisol Solutions LLC (“Offisol”). $50,000 in cash was received at closing and the remaining $450,000 is to be paid in four equal quarterly installments beginning on March 31, 2017 and ending on December 31, 2017, pursuant to the terms and conditions of a Term Promissory Note, executed by Offisol and payable to the order of the Company (the “Term Note”). The Term Note is secured by a pledge of the stock of Advantis Certified Staffing Solutions, Inc. that was sold by the Company to Offisol. The Company also amended its Senior Secured Subordinated Promissory Note (the “Advantis Note”) by reducing the principal balance to $4.5 million, forgiving any accrued interest under the Advantis Note, and forgiving all amounts owed under the three outstanding unsecured notes. The interest rate on the Advantis Note was reduced to 6% with an automatic increase to 12% on the second anniversary of the amendment. The maturity date was extended to November 30, 2021. The Company also received a Warrant for a 5% common equity interest in the company.

●	On January 18, 2017, the Company amended the RSG Revolver to increase the maximum principal amount to $1,621,000.

●	On January 18, 2017, the Company funded $140,000 on the RSG Revolver.

●	On February 6, 2017, the Company assigned its notes, liens and security interests in its investment in South Boots Hill, LLC to a wholly owned subsidiary, PCC SBH SUB, Inc. (“PCC SBH”). On February 7, 2017, PCC SBH foreclosed on the real estate collateral assets and other personal property assets of South Boots Hill, LLC.

●	On June 1, 2017, the Company issued notices of default on the Advantis Note and the associated Term Note for payment default. After giving 30 days to cure all defaults, the Company exercised its rights under the corresponding Stock Pledge Agreement to initiate the transfer of the pledged stock certificates and warrants into the Company’s name on July 3, 2017.

●	On June 30, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $89,225 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of October 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

●	On July 12, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $69,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	On July 26, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $125,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●

On August 11, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $30,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	On or about August 18, 2017 the Company participated in a $5 million revolving loan (the “Revolver”) from Capital Foundry Funding, LLC, an investment bank headquartered in Pittsburgh, PA, to ECM Energy Services, Inc. (“ECM”) headquartered in Waynesburg, PA. The Company’s participation interest is in the amount of $1 million for a term of 18 months with minimum annual rate of return of 12.0%. The Company’s $1 million participation interest in the Revolver, and the collateral securing same, is subordinate to the payment and performance of the $4 million first-position interest. ECM is an energy services company focused on natural gas and oil trucking and water logistics within the United States.

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2015 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2016.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at September 30, 2016	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2015	Purchases (2)	Realized and Change in Unrealized Gains/Losses	Fair Value at September 30, 2016
Control Investments

Rockfish Seafood Grill, Inc.
First Lien Loan (1)	$6,352,944	$482,128	$6,164,535	$188,409	$-	$6,352,944
Revolving Loan (1)	$1,276,000	-	1,051,000	225,000	-	1,276,000

Rockfish Holdings, LLC
Warrant (1)	10.00%	-	316,531	-	(129,848)	186,683
Membership Interest (1)	99.997%	-	2,848,693	-	(1,168,594)	1,680,099

Integrated Medical Partners, LLC
Unsecured Loan (1)	$276,922	-	276,922	-	-	276,922
Preferred Membership – Class A (1)	800	-	2,331,439	-	323,517	2,654,956
Preferred Membership – Class B (1)	760	-	32,923	-	194,124	227,047
Common Stock (1)	14,082	-	65	-	15,140	15,205

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan (1)	$6,435,000	-	4,104,994	-	567,697	4,672,691
Unsecured Loan (1) (due 3/31/2018)	$95,000	-	95,000	-	-	95,000
Unsecured Loan (1) (due 3/31/2020)	$195,000	-	-	195,000	-	195,000
Unsecured Loan (1) (due 3/31/2018)	$85,000	-	-	85,000	-	85,000
Warrant (1)	1	-	691	-	349	1,040
Common Stock – Series A (1)	225,000	-	622	-	314	936
Common Stock – Series B (1)	9,500,000	-	26,256	-	13,274	39,530

Total Control Investments		$482,128	$17,249,671	$693,409	$(184,027)	$17,759,053
Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	$-	$2,353,965	$-	$550,393	$2,904,358
Preferred Membership, Class BB units (1)	500,000	-	2,960,434	-	1,169,385	4,129,819
Total Affiliate Investments		$-	$5,314,399	$-	$1,719,778	$7,034,177

(1) Non-income producing security.

(2) Includes PIK interest and common stock issued in exchange for investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 (Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2014 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2015.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at September 30, 2015	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2014	Purchases (2)	Change in Unrealized Gains/Losses	Transfer from Restructuring	Fair Value at September 30, 2015
Control Investments

Rockfish Seafood Grill, Inc.
First Lien Loan	$6,071,440	$288,091	$-	$9,322,290	$(3,250,850)	$-	$6,071,440
Revolving Loan	$450,000	-	-	450,000	-	-	450,000

Rockfish Holdings, LLC
Warrant (1)	10%	-	-	-	(27,093)	414,960	387,867
Membership Interest (1)	99.997%	-	-	898,746	3,006,909	(414,960)	3,490,695

Integrated Medical Partners, LLC
Unsecured Loan	$276,922	2,258	-	276,922	-	-	276,922
Preferred Membership – Class A (1)	800	-	-	4,196,937	(1,879,906)	-	2,317,031
Preferred Membership – Class B (1)	760	-	-	29,586	(10,220)	-	19,366
Common Stock (1)	14,082	-	-	-	13	-	13

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan (1)	$6,435,000	-	-	5,954,270	(1,856,724)	-	4,097,546
Unsecured Loan (1)	$95,000	-	-	95,000	-	-	95,000
Warrant (1)	1	-	-	2,025	(1,333)	-	692
Common Stock – Series A (1)	225,000	-	-	1,822	(1,200)	-	622
Common Stock – Series B (1)	9,500,000	-	-	78,770	(52,488)	-	26,282

Total Control Investments		$290,349	$-	$21,306,368	$(4,072,892)	$-	$17,233,476

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	$-	$-	$2,391,001	$(149,031)	$-	$2,241,970
Preferred Membership, Class BB units (1)	500,000	-	-	2,915,749	(153,331)	-	2,762,418

Total Affiliate Investments		$-	$-	$5,306,750	$(302,362)	$-	$5,004,388

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with Princeton Advisory Group;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of Princeton Advisory Group to locate suitable investments for us and to monitor and administer our investments;

●	the ability of Princeton Advisory Group to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or regulated investment companies.

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

Corporate History

In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives on March 13, 2015, we (i) acquired approximately $11.2 million in cash, $43.5 million in equity and debt investments, and $1.9 million in restricted cash escrow deposits of Capital Point Partners, L.P. (“CPP”) and Capital Point Partners II, L.P. (“CPPII”) (together, the “Partnerships”), (ii) issued approximately 115.5 million shares of our common stock based on a pre-valuation presumed fair value of $60.9 million and on a price of approximately $0.53 per share. We now seek to invest primarily in private small and lower middle market companies in various industries.

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

At September 30, 2016, the Company had investments in 9 portfolio companies. At September 30, 2016, the Company also held one U.S. Treasury Bill. The total cost and fair value of the total investments were approximately $104.0 million and $93.8 million, respectively. The composition of our investments by asset class as of September 30, 2016 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$16,678,199	$15,866,944	16.8%
Second Lien Loans	20,780,405	17,422,691	18.6
Unsecured Loans	651,922	651,922	0.7
Equity	18,897,776	12,905,842	13.8
Total Portfolio Investments	57,008,302	46,847,399	49.9

U.S. Treasury Bill	46,999,961	46,999,295	50.1
Total Investments	$104,008,263	$93,846,694	100.0%

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

At September 30, 2016, our weighted average yield based upon cost of our portfolio investments was approximately 9.32% of which approximately 8.39% is current cash interest, all bearing a fixed rate of interest. At December 31, 2015, our weighted average yield based upon cost of our portfolio investments was approximately 13.53% of which approximately 9.86% is current cash interest, all bearing a fixed rate of interest.

At September 30, 2016, we held approximately $47.0 million of United States Treasury securities. At December 31, 2015, we did not hold any United States Treasury securities. The United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

The primary portfolio investment activities for the nine months ended September 30, 2016 are as follows:

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

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016			As of December 31, 2015
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	6,498,000	6.9%	1	7,215,535	14.8%	1
3	6,750,000	7.2%	1	6,324,000	13.0%	1
4	14,693,557	15.7%	4	24,283,416	49.9%	5
5	6,000,000	6.4%	1	—	—	—
	$33,941,557	36.2%	7	$37,822,951	77.7%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2016, we had 9 loans on non-accrual status and as of December 31, 2015, we had 6 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to Princeton Advisory Group (and to Princeton Investment Advisors for the period prior to June 9, 2016) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by Princeton Advisory Group that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not Princeton Advisory Group);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not Princeton Advisory Group) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Total	Per Share (1)	Total	Per Share (1)

Investment Income
Interest Income (2)	$331,849	$0.003	$1,217,714	$0.010
Other Income	13,361	0.000	10,001	0.000
Total Investment Income	345,210	0.003	1,227,715	0.010

Operating Expenses
Management Fees	94,448	0.001	224,562	0.003
Administration Fees	31,250	0.000	150,786	0.001
Professional Fees	164,398	0.002	385,253	0.003
Compliance Fees	-	-	90,510	0.001
Directors’ Fees	57,543	0.001	27,264	0.000
Bank Fees	-	-	-	-
Insurance Expense	34,151	0.000	24,375	0.000
Interest Expense	17,016	0.000	1,312	0.000
Other General and Administrative Expenses	151,996	0.001	143,081	0.001
Total Operating Expenses	550,802	0.005	1,047,143	0.009

Net Investment Income (Loss) (before tax)	(205,592)	(0.002)	180,572	0.001
Income tax expense	8,689	0.000	-	-
Net Investment Income (Loss) (after tax)	(214,281)	(0.002)	180,572	0.001
Net Change in Unrealized Gain (Loss)	(919,686)	(0.008)	(5,617,533)	(0.047)
Net Realized Gain (Loss)	(49,958)	(0.000)	142,348	0.001

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended September 30, 2016 and September 30, 2015, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our Financial Statements.
(2)	Interest income includes PIK interest of $33,042 and $428,421 for the three months ended September 30, 2016 and 2015 respectively.

Operating Expenses

Net operating expenses decreased from $1,047,143 for the three months ended September 30, 2015 to $550,802 for the three months ended September 30, 2016. The decrease is primarily due to a decrease in management fees and professional fees for the three months ended September 30, 2016.

Net operating expenses per share decreased from $0.009 per share for the three months ended September 30, 2015 to $0.005 per share for the three months ended September 30, 2016.

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from income of $180,572 for the three months ended September 30, 2015 to a loss of $(214,281) for the three months ended September 30, 2016. This decrease was primarily due to a decrease in interest income received from our portfolio companies.

Net investment income (loss) (after tax) per share decreased from income of $0.001 per share for the three months ended September 30, 2015 to a loss of $(0.002) per share for the three months ended September 30, 2016.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2016, we recognized $(49,958) of realized loss primarily in connection with the expiration of the Neuralstem, Inc. warrant.

For the three months ended September 30, 2015, we recognized $142,348 of realized gain primarily in connection with a gain on the sale of common stock in Neuralstem, Inc.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(919,686) for the three months ended September 30, 2016 primarily in connection with a loss of $(4,066,121) on the membership interest – Class B units in Performance Alloys, Inc. due to restructuring and offset by a gain of $4,154,300 on the second lien loan to Performance Alloys, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(5,617,533) for the three months ended September 30, 2015 primarily in connection with a loss of $(2,528,647) on the second lien loan to Performance Alloys, Inc., a loss of $(1,550,285) on the second lien loan to Advantis Certified Staffed Solutions, Inc. and a loss of $(1,611,543) on the membership interest – Class A units in Integrated Medical Partners, LLC.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Total	Per Share (1)	Total	Per Share (1)

Investment Income
Interest Income (2)	$1,251,182	$0.011	$2,353,061	$0.026
Other Income	32,533	0.000	18,908	0.000
Total Investment Income	1,283,715	0.011	2,371,969	0.026

Operating Expenses
Management Fees	529,509	0.004	461,893	0.005
Administration Fees	252,485	0.002	319,713	0.004
Professional Fees	823,415	0.007	1,466,699	0.016
Compliance Fees	1,904	0.000	156,747	0.002
Directors’ Fees	169,198	0.001	70,293	0.001
Bank Fees	25	0.000	2,050	0.000
Insurance Expense	79,069	0.001	53,730	0.001
Interest Expense	57,955	0.000	4,277	0.000
Other General and Administrative Expenses	336,006	0.004	276,210	0.002
Total Operating Expenses	2,249,566	0.019	2,811,612	0.031

Net Investment Income (Loss) (before tax)	(965,851)	(0.008)	(439,643)	(0.005)
Income tax expense	337,695	0.003	-	-
Net Investment Income (Loss) (after tax)	(1,303,546)	(0.011)	(439,643)	(0.005)
Net Change in Unrealized Gain (Loss)	(2,718,389)	(0.023)	(7,306,689)	(0.082)
Net Realized Gain (Loss)	(50,130)	(0.000)	235,507	0.003

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 and 89,623,288 shares outstanding for the nine months ended September 30, 2016 and September 30, 2015, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our Financial Statements.
(2)	Interest income includes PIK interest of $473,817 and $624,348 for the nine months ended September 30, 2016 and 2015 respectively.

Operating Expenses

Net operating expenses decreased from $2,811,612 for the nine months ended September 30, 2015 to $2,249,566 for the nine months ended September 30, 2016. The decrease is primarily due to a decrease in professional fees for the nine months ended September 30, 2016.

Net operating expenses per share decreased from $0.031 per share for the nine months ended September 30, 2015 to $0.019 per share for the nine months ended September 30, 2016.

Net Investment Income (Loss)

Net investment income (loss) (after tax) increased from a loss of $(439,643) for the nine months ended September 30, 2015 to a loss of $(1,303,546) for the nine months ended September 30, 2016. This increase was primarily due to income tax expense in the amount of $337,695 and a decrease in interest income received from portfolio companies for the nine months ended September 30, 2016.

Net investment income (loss) (after tax) per share increased from a loss of $(0.005) per share for the nine months ended September 30, 2015 to a loss of $(0.011) per share for the nine months ended September 30, 2016.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2016, we recognized $(50,130) of realized loss primarily in connection with the expiration of the Neuralstem, Inc. warrant.

For the nine months ended September 30, 2015, we recognized $235,507 of realized gain primarily in connection with a gain of $246,388 on the sale of common stock in Neuralstem, Inc.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(2,718,389) for the nine months ended September 30, 2016 primarily in connection with a loss of $(4,066,121) on the membership interest – Class B units in Performance Alloys, Inc. due to restructuring and offset by a gain of $2,539,275 on the second lien loan to Performance Alloys, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(7,306,689) for the nine months ended September 30, 2015 primarily in connection with a loss of $(5,528,429) on the second lien loan to Performance Alloys, Inc., a loss of $(1,856,724) on the second lien loan to Advantis Certified Staffed Solutions, Inc. and a loss of $(1,879,906) on the membership interest – Class A units in Integrated Medical Partners, LLC.

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

As of September 30, 2016, we had $474,801 in cash, and our net assets totaled $44,154,098. We believe that our current cash on hand, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of September 30, 2016, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Related Party Transactions

Management Fees

Management fees under the New Investment Advisory Agreement for the three months and nine months ended September 30, 2016 were $112,581 and $163,704, respectively. The Company did not incur Management fees under the Terminated Investment Advisory Agreement for the three months ended September 30, 2016, although there was an $18,133 true-up from the prior quarter. Management fees under the Terminated Investment Advisory Agreement for the nine months ended September 30, 2016 were $365,805. As of September 30, 2016, management fees of $148,704 and $341,559 were payable to Princeton Advisory Group and Princeton Investment Advisors, respectively. Management fees for the three and nine months ended September 30, 2015 were $224,562 and $461,893, respectively.

Incentive Fees

There were no incentive fees earned by Princeton Investment Advisors for the three or nine months ended September 30, 2016 or September 30, 2015.

There were no incentive fees earned by Princeton Advisory Group for the three or nine months ended September 30, 2016 as the New Investment Advisory Agreement does not provide for an incentive fee.

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

In May 2015, RSG created a wholly owned subsidiary, Southwest Hospitality Group, LLC (“SHG”), for the purpose of entering into franchise agreement with a new restaurant group. In July 2015, SHG was transferred to Sivco, Inc. and then signed a franchise agreement with this new restaurant group. Sivco, Inc. is majority owned and controlled by Alfred Jackson, a former director of the Company and minority-owned by Munish Sood, a Director, President, and CEO of the Company.

On March 30, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $1,500,000 with Sema4, Inc. and Princeton Advisory Group, Inc., as Lenders in order to purchase certain assets to qualify as a RIC. Sema4, Inc. committed $1,000,000 and Princeton Advisory Group, Inc. committed $500,000. The loan was repaid in full with interest at a rate of 10.0% per annum on April 8, 2016. Sema4, Inc. is the general partner of CPP and CPPII, which own approximately 87% and 9% of our common stock, respectively. Princeton Advisory Group, Inc. is wholly owned by Munish Sood, a Director, President, and CEO of the Company.

As disclosed in the Company’s Form 8-K filed with the SEC on June 30, 2016, on June 28, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $390,000 with Munish Sood, as Lender, in order to purchase certain assets to qualify as a RIC. Mr. Sood is the Company’s Chief Executive Officer, President, and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on July 11, 2016.

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is the Company’s Chief Executive Officer, President and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016. As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017.

As disclosed in the Company’s Form 8-K filed with the SEC on October 5, 2016, on September 29, 2016 the Company, as Borrower, entered into a Term Loan in the amount of $470,000 with Munish Sood, as Lender, in order to purchase certain assets to qualify as a RIC. Mr. Sood is the Company’s Chief Executive Officer, President, and a director of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on October 7, 2016.

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

Recent Developments

Portfolio Activity

●	On October 21, 2016, the Company amended the terms and conditions of its revolving loan (the “RSG Revolver”) to Rockfish Seafood Grill, Inc. (“RSG, Inc.”) to increase the maximum principal amount of the RSG Revolver to $1,416,000.

●	On October 21, 2016, the Company funded $140,000 on the RSG Revolver

●	On November 18, 2016, the Company amended the RSG Revolver to increase the maximum principal amount to $1,491,000.

●	On November 18, 2016, the Company funded $30,000 on the RSG Revolver.

●	On December 1, 2016, the Company amended its Subordinated Note with Performance Alloys, LLC in order to facilitate a refinance of their first lienholder with a new bank. The Company agreed to extend its maturity date to May 31, 2020 and include an automatic increase in its interest rate to 9% on July 1, 2018.

●	On December 7, 2016, the Company funded $35,000 on the RSG Revolver.

●	On December 22, 2016, due to the need for additional capital to fund an increase in work orders for PALLC, the Company agreed to defer the January 1, 2017, February 1, 2017, and March 1, 2017 interest payments to be due on April 1, 2017.

●	Effective December 31, 2016, the Company sold its equity interests in Advantis Certified Staffing Solutions, Inc. for the amount of $500,000 to Offisol Solutions LLC (“Offisol”). $50,000 in cash was received at closing and the remaining $450,000 is to be paid in four equal quarterly installments beginning on March 31, 2017 and ending on December 31, 2017, pursuant to the terms and conditions of a Term Promissory Note, executed by Offisol and payable to the order of the Company (the “Term Note”). The Term Note is secured by a pledge of the stock of Advantis Certified Staffing Solutions, Inc. that was sold by the Company to Offisol. The Company also amended its Senior Secured Subordinated Promissory Note (the “Advantis Note”) by reducing the principal balance to $4.5 million, forgiving any accrued interest under the Advantis Note, and forgiving all amounts owed under the three outstanding unsecured notes. The interest rate on the Advantis Note was reduced to 6% with an automatic increase to 12% on the second anniversary of the amendment. The maturity date was extended to November 30, 2021. The Company also received a Warrant for a 5% common equity interest in the company.

●	On January 18, 2017, the Company amended the RSG Revolver to increase the maximum principal amount to $1,621,000.

●	On January 18, 2017, the Company funded $140,000 on the RSG Revolver.

●	On February 6, 2017, the Company assigned its notes, liens and security interests in its investment in South Boots Hill, LLC to a wholly owned subsidiary, PCC SBH SUB, Inc. (“PCC SBH”). On February 7, 2017, PCC SBH foreclosed on the real estate collateral assets and other personal property assets of South Boots Hill, LLC.

●	On June 1, 2017, the Company issued notices of default on the Advantis Note and the associated Term Note for payment default. After giving 30 days to cure all defaults, the Company exercised its rights under the corresponding Stock Pledge Agreement to initiate transfer of the pledged stock certificates and warrants into the Company’s name on July 3, 2017.

●	On June 30, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $89,225 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of October 31, 2017.

●	On July 12, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $69,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	On July 26, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $125,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●

On August 11, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $30,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	On or about August 18, 2017 the Company participated in a $5 million revolving loan (the “Revolver”) from Capital Foundry Funding, LLC, an investment bank headquartered in Pittsburgh, PA, to ECM Energy Services, Inc. (“ECM”) headquartered in Waynesburg, PA. The Company’s participation interest is in the amount of $1 million for a term of 18 months with minimum annual rate of return of 12.0%. The Company’s $1 million participation interest in the Revolver, and the collateral securing same, is subordinate to the payment and performance of the $4 million first-position interest. ECM is an energy services company focused on natural gas and oil trucking and water logistics within the United States.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will not be affected by changes in variable interest rates, including LIBOR as all of our outstanding loan portfolio bore interest as fixed rates as of September 30, 2016.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, there were no other legal proceedings against the Company or any of its officers or directors.

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

PRINCETON CAPITAL CORPORATION

Date: August 21, 2017	/s/ Munish Sood
Munish Sood
Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2017	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer
(Principal Financial and Accounting Officer)