Form 10-K
period 2016-12-31
PRINCETON CAPITAL CORP
filed 2018-04-06
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number 814-00710

PRINCETON CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	46-3516073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Turnpike Street Suite 300 North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 794-3366

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,050,364 based on the closing price of $0.21 on the over-the-counter pink sheet market (OTC Pink Sheets) on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of April 5, 2018, there were 120,486,061 shares of common stock, $.001 par value, issued and outstanding.

- i -

PART I

Item 1. DESCRIPTION OF BUSINESS

Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Princeton Capital Corporation; and “Princeton Advisory Group” refers to our investment adviser Princeton Advisory Group, Inc.

Overview and Background

Princeton Capital Corporation’s predecessor, was initially incorporated in Florida in 1959 as Electro-Mechanical Services, Inc. In 1998, it changed its name from Electro-Mechanical Services, Inc. to Regal One Corporation (“Regal One”). In 2005, the then board of directors of Regal One determined it would be in the best interest of shareholders to change the focus of Regal One’s operations to providing financial services through a network of advisors and professionals.

On July 14, 2014, Regal One, the Company (then a wholly-owned subsidiary of Regal One), Capital Point Partners, LP, a Delaware limited partnership (“CPP”), and Capital Point Partners II, LP, a Delaware limited partnership (“CPPII” and, together with CPP, the “Partnerships”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which we would acquire certain equity and debt investments of the Partnerships in exchange for shares of common stock. In addition to the customary conditions to closing the transactions contemplated by the Purchase Agreement, Regal One was required to (i) effect a reverse stock split of its then outstanding common stock at a ratio of 1-for-2, (ii) reincorporate from Florida to Maryland by merging with and into the Company with the Company continuing as the surviving corporation (the “Reincorporation”) and (iii) become an externally managed business development company (“BDC”) by entering into an external investment advisory agreement with Princeton Investment Advisors, LLC (“Princeton Investment Advisors”), a Delaware limited liability company.

On March 13, 2015, following the reverse stock split and the Reincorporation, we completed our previously announced acquisition in the approximate amounts of $11.2 million in cash, $43.5 million in equity & debt investments, and $1.9 million in restricted cash escrow deposits of the Partnerships with an aggregate value of approximately $56.6 million and issued approximately 115.5 million shares of our common stock to the Partnerships. The shares issued were based on a pre-valuation presumed fair value of $60.9 million. We also entered into an investment advisory agreement with Princeton Investment Advisors, which was subsequently terminated by the Company’s Board of Directors on January 18, 2016, effective as of June 9, 2016.

On January 18, 2016, the Board of Directors of the Company conditionally approved the investment advisory agreement with Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group” or the “Investment Advisor”) (the “New Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. At the 2016 Annual Meeting of Stockholders held on June 9, 2016, the Company’s stockholders approved the New Investment Advisory Agreement, effective June 9, 2016. Since June 9, 2016, Princeton Advisory Group has acted as the Company’s investment advisor pursuant to the terms of the New Investment Advisory Agreement. The Board of Directors of the Company previously approved the termination of the investment advisory agreement between the Company and Princeton Investment Advisors, LLC (the “Terminated Investment Advisory Agreement”), such termination becoming effective on June 9, 2016, the date the New Investment Advisory Agreement was approved and adopted by the stockholders of the Company. As further described under “Subsequent Events” under Note 11 in the Notes to financial statements, Princeton Advisory Group was terminated as of December 31, 2017.

The following discussion describes the Company as of December 31, 2016. See “Recent Developments” under Item 7 of Part II and “Subsequent Events” under Note 11 in the Notes to financial statements, for a discussion of a later change in the Company’s investment advisor and its chief executive officer.

General

We are an externally managed, non-diversified, closed-end investment company that has elected to be treated as a BDC under the Investment Company Act of 1940 (the “1940 Act”). We originate and invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in private small and lower middle-market companies. Until June 9, 2016, we were managed by Princeton Investment Advisors. Since June 9, 2016, as of December 31, 2016 and until December 31, 2017, we were managed by Princeton Advisory Group, who also provided the administrative services necessary for us to operate. Since January 1, 2018, we have been managed by House Hanover, LLC, who also provides some of the administrative services necessary for us to operate.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation by:

●	accessing the extensive origination channels that have been developed and established by the Princeton Advisory Group’s investment team that include long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;

●	investing in what we believe to be companies with strong business fundamentals, generally within our core small and lower middle-market company focus;

●	focusing on a variety of industry sectors, including business services, energy, general industrial, government services, healthcare, software and specialty finance;

●	directly originating transactions rather than participating in broadly syndicated financings;

●	applying the disciplined underwriting standards that the Princeton Advisory Group’s investment team has developed over their extensive investing careers; and

●	capitalizing upon the experience and resources of the Princeton Advisory Group’s investment team to monitor our investments.

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

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2016 and 2015 taxable years.

Our principal executive office as of December 31, 2016 was located at 700 Alexander Park, Suite 103, Princeton, NJ 08540, and our telephone number as of such date was (609) 514-9200. Our principal executive office is currently located at 800 Turnpike Street, Suite 300, North Andover Massachusetts 01845, and our telephone number is (978) 794-3366. We maintain a website on the Internet at www.princetoncapitalcorp.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Princeton Investment Advisors

From March 13, 2015 to June 9, 2016, Princeton Investment Advisors managed our investment activities and was responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis. Princeton Investment Advisors is an investment advisory firm formed on June 5, 2014, led by certain senior investment professionals of the advisor for the Partnerships. The senior investment professionals of Princeton Investment Advisors have an average of over twenty years of investing, corporate finance, restructuring, consulting and accounting experience and have worked together at several companies during their investing career. The Princeton Investment Advisors’ investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles.

Princeton Investment Advisors is headquartered in Houston, Texas, and during the time period that Princeton Investment Advisors served as our investment advisor, maintained offices in Kingston, New Jersey.

Princeton Advisory Group

From June 9, 2016 to December 31, 2017, Princeton Advisory Group managed our investment activities and was responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis. Princeton Advisory Group was founded in 2002 and specializes in providing fixed income portfolio management services. The senior investment professionals of Princeton Advisory Group have an average of over twenty years of experience in the investment industry including experience in small to middle-market investing, including originating, structuring and managing loans and debt securities through market cycles.

Princeton Advisory Group is headquartered in Princeton, New Jersey.

House Hanover

Since January 1, 2018, House Hanover manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis.

House Hanover is headquartered in North Andover, Massachusetts.

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

Specialized Lending Requirements.  Lending to small and lower middle-market companies requires in depth diligence, credit expertise, restructuring experience and active portfolio management. We believe that several factors render many U.S. financial institutions ill-suited to lend to small and lower middle-market companies. For example, based on the experience of Princeton Advisory Group’s investment team, lending to small and lower middle-market companies in the United States (a) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of the information available with respect to such companies, (b) requires specialized due diligence and underwriting capabilities, and (c) may also require more extensive ongoing monitoring by the lender. We believe that, through Princeton Advisory Group, we have the experience and expertise to meet these specialized lending requirements.

Competitive Strengths

We believe that the following competitive strengths will allow us to achieve positive returns for our investors:

Experienced Investment Team.  Through our investment advisor, Princeton Advisory Group, we have access to the experience and expertise of the Princeton Advisory Group’s investment team, including its senior investment professionals who have an average of over twenty years of experience and have worked together at several companies. The Princeton Advisory Group’s investment team has a wide range of experience in middle-market investing, including originating, structuring and managing loans and debt securities through market cycles. We believe the members of Princeton Advisory Group’s investment team are proven and experienced, with extensive capabilities in leveraged credit investing, having participated in these markets for the predominant portion of their careers. We believe that the experience and demonstrated ability of the Princeton Advisory Group’s investment team to complete transactions will enhance the quantity and quality of investment opportunities available to us.

Established, Rigorous Investment and Monitoring Process.  The Princeton Advisory Group’s investment team has developed an extensive review and credit analysis process. Each investment opportunity that is reviewed by Princeton Advisory Group is brought through a structured, multi-stage approval process. Princeton Advisory Group will take an active approach in monitoring all investments, including reviews of financial performance on at least a quarterly basis and regular discussions with management. Princeton Advisory Group’s investment and monitoring process and the depth and experience of its investment team should allow it to conduct the type of due diligence and monitoring that enables it to identify and evaluate risks and opportunities.

Ability to Structure Investments.  Princeton Advisory Group has the expertise and ability to structure investments across all levels of a company’s capital structure. The Princeton Advisory Group’s investment team has experience investing across the entire capital structure in numerous small and lower middle-market companies. These investments included secured and unsecured debt and related equity securities. Furthermore, we believe that current market conditions will allow us to structure attractively priced debt investments and may allow us to incorporate other return-enhancing mechanisms such as commitment fees, original issue discounts, early redemption premiums, payment-in-kind, or “PIK”, interest or some form of equity securities.

Resources of Princeton Advisory Group Platform.  We have access to the resources and capabilities of Princeton Advisory Group, which has seven investment professionals. These individuals have developed long-term relationships with small and lower middle-market companies, management teams, equity sponsors, lending institutions and deal intermediaries by providing flexible financing throughout the capital structure. The Princeton Advisory Group’s investment team has completed several financing transactions with funded and fundless equity sponsors. In some cases, we have completed multiple financing transactions with those equity sponsors. We believe that these relationships will provide us with a competitive advantage in identifying investment opportunities in our target market. We also expect to benefit from Princeton Advisory Group’s due diligence, credit analysis, origination and transaction execution experience and capabilities, including the support provided with respect to those functions by our network of third-party service professionals.

Investment Strategy

The Princeton Advisory Group’s investment team will employ an opportunistic and flexible investing approach, combined with strong risk management processes, which we believe will yield a highly diversified portfolio across companies, industries, and investment types. We will seek direct origination opportunities of first lien, second lien, unitranche and mezzanine debt financing, often times with modest corresponding equity investments, in small and lower middle-market companies. We believe that businesses in this size range often have limited access to public financial markets, and will benefit from Princeton Advisory Group’s reliable lending partnership. Many financing providers have chosen to focus on large corporate clients and managing capital markets transactions rather than lending to middle-market businesses. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing borrowers to reduce leverage. We also believe hedge funds and collateralized debt obligation/collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced liquidity for new investments.

With an average of over twenty years of investing, corporate finance, restructuring, consulting and accounting experience, the senior investment team of Princeton Advisory Group has demonstrated investment expertise throughout the balance sheet and in a variety of situations, including financial sponsor buyouts, growth capital, debt refinancings, balance sheet recapitalizations, rescue financings, distressed opportunities, and acquisition financings. Our investment philosophy emphasizes capital preservation through superior credit selection and risk mitigation. We expect our targeted portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements. We also anticipate benefiting from equity participation through warrants and other equity instruments structured as part of our investments. This flexible approach enables Princeton Advisory Group to respond to market conditions and offer customized lending solutions.

Princeton Advisory Group invests across a wide range of industries with deep expertise in select verticals including, but not limited to, business services, energy, general industrial, government services, healthcare software and specialty finance. We will seek to maintain a diversified portfolio of investments as a method to manage risk and capitalize on specific sector trends. Our objective is to act as the lead or largest investor in transactions, generally investing between $1.0 million and $5.0 million per transaction. We expect the average investment holding period to be between three and five years, depending upon portfolio company objectives and conditions in the capital markets.

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

Transaction Sourcing

As access to investment opportunities is highly relationship driven, the senior investment team and other investment professionals of Princeton Advisory Group spend considerable time developing and maintaining contacts with key deal sources, including private equity firms, investment banks, and senior lenders. The senior investment team and other investment professionals of Princeton Advisory Group have been actively investing in the middle-market sector for the past decade and have focused on extensive calling and marketing efforts via speaking engagements, sponsorships, industry events, and referrals to broaden their relationship network. Existing relationships are constantly cultivated through transactional work and other personal contacts.

In addition to financial sponsors, Princeton Advisory Group has developed a network of other deal sources, including:

●	management teams and entrepreneurs;

●	portfolio companies of private equity firms;

●	other investment firms that have strategies similar to Princeton Advisory Group and are seeking co-investors;

●	placement agents and investment banks representing financial sponsors and issuers;

●	corporate operating advisors and other financial advisors; and

●	consultants, attorneys and other service providers to small and lower middle-market companies and financial sponsors.

We believe that Princeton Advisory Group’s broad network of deal origination contacts will afford us with a continuous source of investment opportunities.

These origination relationships provide access not only to potential investment opportunities but also to market intelligence on trends across the credit markets. Princeton Advisory Group has completed several financing transactions with funded and fundless equity sponsors. In some cases, affiliates of Princeton Advisory Group have completed multiple financing transactions with those equity sponsors.

We believe that over the past decade, the senior investment team and other investment professionals of Princeton Advisory Group have built a reputation as a thoughtful and disciplined provider of capital to small and lower middle-market companies and a preferred financing source for private equity sponsors and management teams. We believe these factors give Princeton Advisory Group a competitive advantage in sourcing investment opportunities, which will be put to use for our benefit.

Investment Structuring

Princeton Advisory Group believes that each investment has unique characteristics that must be considered, understood and analyzed. Princeton Advisory Group structures investment terms based on the business, credit profile, the outlook for the industry in which a potential portfolio company operates, the competitive landscape, the products or services which the company sells and the management team and ownership of the company, among other factors. Princeton Advisory Group will rely upon the analysis conducted and information gathered through the investment process to evaluate the appropriate structure for our investments.

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

Princeton Advisory Group negotiates covenants in connection with debt investments that provide protection for us but allow appropriate flexibility for the portfolio company. Such covenants may include affirmative and negative covenants, default penalties, lien protection and change of control provisions. Princeton Advisory Group will require comprehensive information rights including access to management, financial statements and budgets and, in some cases, membership on the board of directors or board of directors observation rights. Additionally, Princeton Advisory Group will generally require financial covenants and terms that restrict an issuers use of leverage and limitations on asset sales and capital expenditures.

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

Invested Industries

We invest in portfolio companies in a variety of different industries where some aspect of tangible or intangible assets are available for collateral protection. Our portfolio contains investments in the Casual Dining, Business Services, Manufacturing, Energy Services, Nickel Pipe, Fittings and Flanges to the Specialty Chemical Industry and Real Estate industries as well as others. However, these industries are not our only focus and we seek investments across a broad range of industries to diversify the portfolio and minimize risk within any specific industry. As of December 31, 2016, our three largest industry concentrations as a percentage of net assets has been 20.59% in Casual Dining, 16.78% in Nickel Pipe, Fittings and Flanges to the Specialty Chemical Industry and 14.85% in Storage Company Property Management.

Investment Process

Through the resources of Princeton Advisory Group, we have access to significant research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Princeton Advisory Group has designed a highly involved and interactive investment management process, which is the core of its culture and the basis for what we believe is a strong track record of investment returns. The investment process seeks to select only those investments which it believes have the most attractive risk/reward characteristics. The process involves several levels of review and is coordinated in an effort to identify risks in potential investments. Princeton Advisory Group will apply its expertise to screen many of our investment opportunities as described below. This rigorous process combined with our broad origination capabilities have allowed the Princeton Advisory Group team to be prudent in selecting opportunities in which to make an investment.

All potential investment opportunities undergo an initial informal review by Princeton Advisory Group’s investment professionals. Each potential investment opportunity that an investment professional determines merits investment consideration will be presented and evaluated at a weekly meeting in which Princeton Advisory Group’s investment professionals discuss the merits and risks of a potential investment opportunity as well as the due diligence process and the pricing and structure. If Princeton Advisory Group’s investment professionals believe an investment opportunity merits further review, the deal team will prepare and present to the investment committee for initial review a prescreen memorandum that generally describes the potential transaction and includes a description of the risks, due diligence process and proposed structure and pricing for the proposed investment opportunity.

Prior to making an investment, Princeton Advisory Group conducts a rigorous diligence on each investment opportunity. In connection with its due diligence on a potential investment opportunity, Princeton Advisory Group utilizes its internal diligence resources which include its internally developed credit analytical framework, subscriptions to third party research resources, discussions with industry experts, internal information sharing systems, and the analytical expertise of its investment professionals. Princeton Advisory Group will typically review the company’s historical financials; industry drivers and outlook, competitive threats, customer concentration, asset coverage, projected financials, and credit metrics; management background checks; and, if applicable, the track record and funding capabilities of the private equity sponsor.

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

Investment Committee

Each new investment opportunity is unanimously approved by Princeton Advisory Group’s investment committee. Follow-on investments in existing portfolio companies will require the investment committee’s approval beyond that obtained when the initial investment in the company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the investment committee. The purpose of Princeton Advisory Group’s investment committee, which is provided under the New Investment Advisory Agreement, is to evaluate and approve all of our investments, subject at all times to the oversight and approval of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. As of December 31, 2016, the investment committee consisted of Munish Sood, Sripat Pandey, and Tom Wojczak. Refer to Note 2 in the Notes to financial statements for further information. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

We expect that each transaction will be presented to the investment committee in a formal written report. All of our new investments will require unanimous approval by the investment committee. Each member of the investment committee performs a similar role for other accounts managed by Princeton Advisory Group. In certain instances, our board of directors may also determine that its approval is required prior to the making of an investment.

Monitoring Investments

In most cases, we do not have board of directors’ influence over portfolio companies. In some instances, Princeton Advisory Group’s investment professionals may obtain board of directors’ representation or observation rights in conjunction with our investments. Princeton Advisory Group will take an active approach in monitoring all investments, including reviews of financial performance on at least a quarterly basis and regular discussions with management. The monitoring process will begin with structuring terms and conditions which require the timely delivery and access to critical financial and business information on portfolio companies.

Specifically, Princeton Advisory Group’s monitoring system will consist of the following activities:

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

Quarterly Full Portfolio Review.  Princeton Advisory Group’s chief investment officer and chief compliance officer will perform a quarterly comprehensive review of every portfolio company with the deal teams. This process will include a written performance and valuation update, and credit-specific discussion on each of our portfolio companies. In addition, pursuant to our valuation policy, quarterly valuations are prepared by our independent third-party valuation firm and reviewed by Princeton Advisory Group.

As part of the monitoring process, Princeton Advisory Group will also track developments in the broader marketplace. Princeton Advisory Group’s investment professionals have a wealth of information on the competitive landscape, industry trends, relative valuation metrics, and analyses that will assist in the execution of our investment strategy. In addition, Princeton Advisory Group’s extensive communications with brokers and dealers allow its investment professionals to monitor market and industry trends that could affect portfolio investments. Princeton Advisory Group may provide ongoing strategic, financial and operational guidance to some portfolio companies either directly or by recommending its investment professionals or other experienced representatives to participate on the board of directors. Princeton Advisory Group maintains a vast network of strategic and operational advisors to call upon for industry expertise or to supplement existing management teams.

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

Realization of Investments

The potential exit scenarios of a portfolio company will play an important role in evaluating investment decisions. As such, Princeton Advisory Group will formulate specific exit strategies at the time of investment. Our debt-orientation will provide for increased potential exit opportunities, including (a) the sale of investments in the private markets, (b) the refinancing of investments held, often due to maturity or recapitalizations, and (c) other liquidity events including the sale or merger of the portfolio company. Since we seek to maintain a debt orientation in our investments, we expect to receive interest income over the course of the investment period, receiving a significant return on invested capital well in advance of final exit.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Princeton Advisory Group will provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse Princeton Advisory Group for its allocated costs in providing such assistance, subject to the review by our board of directors, including our independent directors.

Competition

Our primary competitors in providing financing to small and lower middle-market companies include public and private funds, other BDC’s, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify as a regulated investment company or “RIC”. We did not meet the qualifications of a RIC for the 2016 tax year.

We expect to use the expertise of the investment professionals of Princeton Advisory Group to which we will have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the investment professionals of Princeton Advisory Group will enable us to learn about, and compete effectively for, financing opportunities with attractive small and lower middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by Princeton Advisory Group. We have a chief executive officer and president, chief financial officer and chief compliance officer. To the extent necessary, our board of directors may hire additional personnel going forward. Our officers are employees of our investment advisor and our allocable portion of the cost of our chief executive officer and president, chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the New Investment Advisory Agreement effective as of June 9, 2016. Prior to June 9, 2016 these amounts were paid by us pursuant to the administration agreement (the “Administration Agreement”) that we entered into with PCC Administrator LLC, our Administrator. Our Administrator is a wholly-owned subsidiary of Princeton Investment Advisors. This Administration Agreement effectively terminated on June 9, 2016 with the Terminated Investment Advisory Agreement.

Management Agreements

Effective as of June 9, 2016, Princeton Advisory Group serves as our investment advisor and is registered as an investment advisor under the 1940 Act. Prior to June 9, 2016, Princeton Investment Advisors served as our investment advisor.

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

Pursuant to the Terminated Investment Advisory Agreement, we agreed to pay Princeton Investment Advisors a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

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

The following is a graphical representation of the calculation of the income-based component of the incentive fee:

Quarterly Incentive Fee based on Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to first component of incentive fee

The second component, the capital gains component of the incentive fee, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Terminated Investment Advisory Agreement, which occurred on June 9, 2016), commencing on December 31, 2015, and will equal 20% of our cumulative aggregate realized capital gains from January 1st through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Terminated Investment Advisory Agreement is terminated as of a date that is not a calendar year end, (as is the case with the termination having become effective as of June 9, 2016), the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

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

Duration and Termination

The Terminated Investment Advisory Agreement was to continue in effect for a period of two years from its effective date. It was to remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Terminated Investment Advisory Agreement was to automatically terminate in the event of its assignment, as defined in the 1940 Act, by Princeton Investment Advisors and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities could also terminate the Terminated Investment Advisory Agreement without penalty upon 60 days’ written notice. As described elsewhere in this 10-K, on January 18, 2016 the Board of Directors of the Company approved the termination of the Terminated Investment Advisory Agreement, such termination becoming effective on June 9, 2016, the date the New Investment Advisory Agreement was approved and adopted by the Company’s stockholders. The Company did not pay any early termination penalties as a result of the termination of the Terminated Investment Advisory Agreement.

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

New Investment Advisory Agreement with Princeton Advisory Group

Unlike the separate Administration Agreement that covered administrative services while Princeton Investment Advisors served as the investment advisor to the Company, under the New Investment Advisory Agreement, the administrative services of the Company are provided by Princeton Advisory Group and subject to reimbursement of administrative related expenses under the New Investment Advisory Agreement.

Advisory Services

Princeton Advisory Group is registered as an investment adviser under the 1940 Act, and from June 9, 2016 until December 31, 2017, served as the Company’s investment advisor pursuant to the New Investment Advisory Agreement in accordance with the 1940 Act. Princeton Advisory Group is owned by and an affiliate of Mr. Munish Sood, the Company’s President and Chief Executive Officer.

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

The base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents net of all indebtedness of the Company for borrowed money and other liabilities of the Company. The base management fee is payable quarterly in arrears, and determined as set forth in the preceding sentence at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The Board of Directors may retroactively adjust the valuation of the Company’s assets and the resulting calculation of the base management fee in the event the Company or any of its assets are sold or transferred to an independent third party or the Company or Princeton Advisory Group receives an audit report or other independent third-party valuation of the Company. To the extent that any such adjustment increases or decreases the base management fee of any prior period, the Company will be obligated to pay the amount of increase to Princeton Advisory Group or Princeton Advisory Group will be obligated to refund the decreased amount, as applicable.

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

Duration and Termination

Unless terminated earlier as described below, the New Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the of Company’s directors who are neither parties to the New Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The New Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, (i) upon written notice, effective on the date set forth in such notice, by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s directors, or (ii) upon 60 days’ written notice, by Princeton Group. The New Investment Advisory Agreement automatically terminates in the event of its “assignment,” as defined in the 1940 Act. The New Investment Advisory Agreement was terminated on December 31, 2017.

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

On March 13, 2015, the Company entered into an administration agreement (the “Administration Agreement”) with PCC Administrator, LLC (the “Administrator”), a wholly owned subsidiary of Princeton Investment Advisors. This agreement effectively terminated on June 9, 2016 with the Terminated Investment Advisory Agreement. The Administration Agreement provides that our Administrator furnishes us with office facilities and equipment and provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, our Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, oversee the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our Administrator will also provide managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

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

Regulation as a BDC

We are a BDC under the 1940 Act and intend, as soon as we become eligible, to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986 (the “Code”.) We do not believe it is likely that the Company will meet the qualifications of a RIC for the 2016 tax year and we expect to be taxed as a corporation under Subchapter C of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDC’s and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Princeton Advisory Group will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Princeton Advisory Group will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). A proposal, approved by our stockholders at the Special Meeting of Stockholders held on March 6, 2015, authorized us to sell shares equal to up to 25% of our outstanding common stock below the then current net asset value per share of our common stock in one or more offerings for the period ending on March 13, 2016. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share for any sale after March 13, 2016. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to Princeton Advisory Group. The Proxy Voting Policies and Procedures of Princeton Advisory Group are set out below. The guidelines will be reviewed periodically by Princeton Advisory Group and our directors who are not “interested persons,” and, accordingly, are subject to change.

Introduction

As an investment advisor registered under the Advisers Act, Princeton Advisory Group has a fiduciary duty to act solely in our best interests. As part of this duty, Princeton Advisory Group recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

Princeton Advisory Group’s policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

Princeton Advisory Group votes proxies relating to our portfolio securities in what it perceives, at that time, to be the best interest of our stockholders. Princeton Advisory Group reviews on a case-by-case basis each proposal submitted to a stockholder vote to assess the effect on the portfolio securities we hold. In most cases, Princeton Advisory Group will vote in favor of proposals that Princeton Advisory Group believes are likely to increase the value of the portfolio securities and vote against proposals that may have a negative effect on our portfolio securities. Notwithstanding this, the foregoing does not restrict or limit Princeton Advisory Group from voting as it determines to be appropriate.

Princeton Advisory Group has established a proxy voting committee and adopted proxy voting guidelines and related procedures. The proxy voting committee establishes proxy voting guidelines and procedures, oversees the internal proxy voting process, and reviews proxy voting issues. To ensure that Princeton Advisory Group’s vote is not the product of a conflict of interest, Princeton Advisory Group requires that (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how Princeton Advisory Group intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, Princeton Advisory Group will disclose such conflicts to us, including our independent directors and may request guidance from us on how to vote such proxies.

Proxy Voting Records

You may obtain information about how Princeton Advisory Group voted proxies by making a written request for proxy voting information to: Princeton Capital Corporation, 700 Alexander Park, Suite 103, Princeton, NJ 08540, or by calling us collect at (609) 514-9200.

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

We restrict access to nonpublic personal information about our stockholders to employees of Princeton Advisory Group and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

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

We and Princeton Advisory Group will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

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

Taxation as a Regulated Investment Company

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2016 taxable year. As a BDC, we expect to annually qualify and elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

If we are unable to qualify for treatment as a RIC, and if certain remedial provisions are not available, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such distributions, non-corporate stockholders would be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years (or shorter applicable period). The remainder of this discussion assumes that we will work toward qualification as a RIC and satisfying the Annual Distribution Requirement.

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

Risks Relating to our Business and Structure

We have a limited operating history as a BDC and Princeton Advisory Group has never advised a BDC.  Neither we nor Princeton Advisory Group has ever operated as or advised a RIC, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed as a Maryland corporation in July 2013 and did not maintain any business operations since our formation until March 13, 2015, the date of the acquiring transactions. As a result of our limited operating history, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

Princeton Advisory Group has never managed a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDC’s and RICs that do not apply to other investment vehicles. BDC’s are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor Princeton Advisory Group has any experience operating or advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We are dependent upon key personnel of Princeton Advisory Group for our future success. If Princeton Advisory Group were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

We will depend on the diligence, skill and network of business contacts of the investment professionals of Princeton Advisory Group to achieve our investment objective. We expect that Princeton Advisory Group’s investment team will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of our Investment Advisory Group. We can offer no assurance, however, that Princeton Advisory Group’s investment team will continue to provide investment advice to us.

Princeton Advisory Group’s investment committee, which provides oversight over our investment activities, is provided to us by Princeton Advisory Group under the New Investment Advisory Agreement. Princeton Advisory Group’s investment committee consists of Munish Sood, Sripat Pandey, and Tom Wojczak. The loss of any member of Princeton Advisory Group’s investment committee would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends to a significant extent upon strong referral relationships. Any inability of Princeton Advisory Group to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon Princeton Advisory Group to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups, financial institutions and other service providers, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Princeton Advisory Group fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom Princeton Advisory Group has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition, results of operations and cash flows will depend on our ability to manage our business effectively.

For the years ended December 31, 2016 and December 31, 2015, we had total operating expenses of $2,743,306 and $4,320,992, respectively. Consequently, in 2015, prior to the March 13, 2015 transaction, we were required to sell shares of common stock of Neuralstem, one of our portfolio companies, to raise the cash necessary to pay ongoing expenses. We sold 115,000 shares of Neuralstem common stock in 2015 to finance our operating costs, which resulted in proceeds of $251,324. After March 13, 2015, we relied upon interest payments from investments to support operating expenses.

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on Princeton Advisory Group ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon Princeton Advisory Group execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Princeton Advisory Group’s investment team will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of Princeton Advisory Group may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest that could negatively affect our investment returns.

The members of Princeton Advisory Group investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Princeton Advisory Group. Similarly, Princeton Advisory Group may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.

We intend to co-invest with investment funds, accounts and investment vehicles managed by Princeton Advisory Group where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Without an exemptive order from the SEC (as described below), we generally will only be permitted to co-invest with such investment funds, accounts and investment vehicles when the only term that is negotiated is price. If we invest alongside other investment funds, accounts and investment vehicles managed by Princeton Advisory Group, we expect to make such investments consistent with Princeton Advisory Group’s allocation policy, which generally requires that each co-investment opportunity be allocated between us and the other investment funds, accounts and investment vehicles managed by Princeton Advisory Group pro rata based on each entity’s capital available for investment, as determined by Princeton Advisory Group. We expect that available capital for our investments will be determined based on the amount of cash on-hand, liquidity available under our financing arrangements, including the borrowing capacity under any borrowing facility we enter into, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or as imposed by applicable laws, rules, regulations or interpretations. In situations where co-investment alongside other investment funds, accounts and investment vehicles managed by Princeton Advisory Group, is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, Princeton Advisory Group will need to decide whether we or such other entity or entities will proceed with the investment. Princeton Advisory Group will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by Princeton Advisory Group has previously invested.

The senior investment team and other investment professionals of Princeton Advisory Group may, from time to time, possess material non-public information, limiting our investment discretion.

The senior investment team and other investment professionals of Princeton Advisory Group, including members of Princeton Advisory Group’s investment committee, may serve as directors of, or in a similar capacity with portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

The management fee structure we have with Princeton Advisory Group may create incentives that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we will pay management fees to Princeton Advisory Group. We have entered into a New Investment Advisory Agreement with Princeton Advisory Group that provides that these fees will be based on the value of our net assets. As a result, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in a lower rate of return than one might achieve through direct investments.

Our board of directors is charged with protecting our interests by monitoring how Princeton Advisory Group addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each investment decision, borrowing or incurrence of leverage, our independent directors will periodically review Princeton Advisory Group’s services and fees as well as its portfolio management decisions and performance of our portfolio. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, Princeton Advisory Group may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from Princeton Advisory Group may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for most portfolio investments will be prepared quarterly by an independent valuation firm, the ultimate determination of fair value will be made by our board of directors, including our interested directors, and not by such third-party valuation firm. In addition, Mr. Sood, an interested member of our board of directors, has a direct pecuniary interest in Princeton Advisory Group. The participation of Princeton Advisory Group’s investment professionals in our valuation process, and the pecuniary interest in Princeton Advisory Group by certain members of our board of directors, could result in a conflict of interest as Princeton Advisory Group’s management fee is based, in part, on the value of our gross assets.

The time and resources that Princeton Advisory Group devote to us may be diverted, and we may face additional competition due to the fact that Princeton Advisory Group and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Princeton Advisory Group and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, Princeton Advisory Group could seek to raise capital for a private credit fund that will have an investment strategy that is identical to our investment strategy. We and Princeton Advisory Group intend to seek exemptive relief from the SEC that would establish a co-investment program with investment funds, accounts and investment vehicles managed by Princeton Advisory Group; however, there can be no assurance if and when the SEC would grant such relief. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

Princeton Advisory Group’s liability is limited under the New Investment Advisory Agreement and we have agreed to indemnify Princeton Advisory Group against certain liabilities, which may lead Princeton Advisory Group to act in a riskier manner on our behalf than it would when acting for its own account.

Under the New Investment Advisory Agreement, Princeton Advisory Group has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our board of directors by following or declining to follow Princeton Advisory Group’s advice or recommendations. Under the New Investment Advisory Agreement, Princeton Advisory Group, its officers, members and personnel, and any person controlling or controlled by Princeton Advisory Group will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the New Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that Princeton Advisory Group owes to us under the New Investment Advisory Agreement. In addition, as part of the New Investment Advisory Agreement, we have agreed to indemnify Princeton Advisory Group and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the New Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the New Investment Advisory Agreement. These protections may lead Princeton Advisory Group to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private fund managed by Princeton Advisory Group or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside Princeton Advisory Group’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Princeton Advisory Group, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. We may also invest alongside Princeton Advisory Group’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and Princeton Advisory Group’s allocation policy. This allocation policy provides that allocations among us and investment funds, accounts and investment vehicles managed by Princeton Advisory Group and its affiliates will generally be made pro rata based on capital available for investment, as determined, in our case, by our board of directors as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for investment funds, accounts and investment vehicles managed by Princeton Advisory Group. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with investment funds, accounts and investment vehicles managed by Princeton Advisory Group, prior to receiving exemptive relief, is not permitted or appropriate, such as when there is an opportunity to invest concurrently in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of Princeton Advisory Group’s clients, subject to the limitations described in the preceding paragraph, Princeton Advisory Group will need to decide which client will proceed with the investment. Princeton Advisory Group will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by Princeton Advisory Group has previously invested.

We and Princeton Advisory Group may seek exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Princeton Advisory Group in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by Princeton Advisory Group may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, if we make an application for exemptive relief, we will seek an exemptive order permitting us to invest with investment funds, accounts and investment vehicles managed by Princeton Advisory Group in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. We expect that such exemptive relief permitting co-investments, if granted, would not require review and approval of each co-investment by our independent directors. There can be no assurance if and when the SEC would grant such relief.

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

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by Princeton Advisory Group. Although Princeton Advisory Group will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. See “Risk Factors — Risks Relating to Our Business and Structure — There are significant potential conflicts of interest that could negatively affect our investment returns,” “— Conflicts related to other arrangements with Princeton Advisory Group.”

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

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees payable by us to Princeton Advisory Group.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to Princeton Advisory Group is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us.

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

We may finance our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we may borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to Princeton Advisory Group will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, Princeton Advisory Group will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to Princeton Advisory Group.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than potential leverage in future SBIC subsidiaries, should we apply for and receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on Princeton Advisory Group’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

We will adjust the valuation of our portfolio quarterly to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized gain or loss.

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

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this filing and may shift our investment focus from the areas of expertise of Princeton Advisory Group to other types of investments in which Princeton Advisory Group may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

As a BDC under the 1940 Act, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if reintroduced and if passed, would modify this section of the 1940 Act and increase the amount of debt that BDC’s may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in common stock may increase.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

Princeton Advisory Group can resign as our investment advisor and administrator upon 60 days’ notice and we may not be able to find suitable replacements within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Princeton Advisory Group has the right under the New Investment Advisory Agreement to resign as our investment advisor and administrator at any time upon 60 days’ written notice, whether we have found a replacement or not. If Princeton Advisory Group was to resign, we may not be able to find a new investment advisor or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Princeton Advisory Group. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of Princeton Advisory Group. In addition, certain of these systems are provided to Princeton Advisory Group by third party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

Investments in private and small and lower middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we will rely on the ability of Princeton Advisory Group’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Small and lower middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and adverse market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Small and lower middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and investment advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

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

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by Princeton Advisory Group’s allocation policy.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 700 Alexander Park, Suite 103, Princeton, NJ 08540. Our headquarters are provided to us by Princeton Advisory Group, our investment advisor. We believe that our office facilities are suitable and adequate for our business as we contemplate conducting it.

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

Subject to the terms and conditions contained therein, the Settlement Agreement settles between the Plaintiffs and the Settling Defendants the disputes described in the lawsuit. No monies were paid or exchanged by any of the parties as a part of the settlement and none of the parties admitted any wrongdoing. For the avoidance of doubt, none of the following is a party to the Settlement Agreement: Alfred Jackson (“Jackson”), Martin Tuchman (“Tuchman”), Capital Point Management, LP (“CPM”), Capital Point Advisors, LP (“CPA”) or Princeton Investment Advisors, LLC (“PIA,” and, together with Jackson, Tuchman, CPM and CPA, collectively the “Non-Settling Defendants”). As part of the terms of the Settlement Agreement, Sood and Cannella waived any rights to indemnification they may have had against the Company as it relates to the lawsuit. Subsequently, pursuant to a written agreement among the Company, Jackson, CPM, CPA, and PIA, Jackson waived any rights to indemnification that he may have had against the Company.

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

As of December 31, 2016, there were no other legal proceedings against the Company or any of its officers or directors.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the Over the Counter Pink Sheets under the symbol “PIAC” where we expect it to remain in the foreseeable future. Prior to April 20, 2015, our common stock was traded under the symbol “RONE”. Broker-dealers often decline to trade in OTC Pink Sheet stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Quarter Ending	Quarterly High	Quarterly Low

December 31, 2016	$0.21	$0.21
September 30, 2016	$0.73	$0.10
June 30, 2016	$0.35	$0.06
March 31, 2016	$0.31	$0.02

December 31, 2015	$0.51	$0.30
September 30, 2015	$1.35	$0.41
June 30, 2015	$2.70	$0.60
March 31, 2015	$0.60	$0.37

Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company’s common stock will be sustained or grow in the future.

Holders of record

As of December 31, 2016, there were approximately 29 shareholders of our common stock.

The Company feels the actual number of common stock holders may be significantly higher as 1,527,131 shares of common stock are held in street name which reflected approximately 1.27% of the outstanding shares of common stock as of December 31, 2016.

Dividends

Our dividends, if any, are determined by our board of directors. The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2016 taxable year. We do not intend to qualify for the 2017 tax year to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

To qualify for RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

For each of the fiscal years ended December 31, 2016 and December 31, 2015, the Company did not declare any cash dividends on the Company’s common stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2016.

Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the past five fiscal years. The graph assumes that, on December 30, 2011, a person invested $10,000 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. Our Company is quoted on the over-the-counter bulletin board through Pink Sheets and are thus not traded on a public exchange.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During the year ended December 31, 2016, there were no purchases made by or on behalf of the issuer of shares of equity securities.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan (“1995 Stock Plan”) on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. As of December 31, 2016, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled. The 1995 Stock Plan was a plan of Regal One.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Financial Position as of December 31:

	2016	2015	2014	2013	2012
Total assets	$99,819,764	$50,018,474	$493,272	$1,162,686	$467,401
Total liabilities	55,834,445	1,792,911	31,250	137,193	149,899
Net assets	$43,985,319	$48,225,563	$462,022	$1,025,493	$317,502
Net asset value per outstanding share	0.365	0.400	0.254	0.282	0.087
Common shares outstanding	120,486,061	120,486,061	3,633,067	3,633,067	3,633,067

Operating Data for the last five fiscal years ended December 31:

	2016	2015	2014	2013	2012
Total investment income	$2,286,334	$3,094,550	$-	$-	$-
Net expenses	2,784,429	4,320,992	261,966	111,791	122,173
Net investment loss	$(498,095)	$(1,226,442)	$(261,966)	$(111,791)	$(122,173)

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with Princeton Advisory Group;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of Princeton Advisory Group, Inc. to locate suitable investments for us and to monitor and administer our investments;

●	the ability of Princeton Advisory Group, Inc. to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or regulated investment companies.

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

Overview

We are an externally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act” or “Investment Company Act”). We originate and invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in private small and lower middle-market companies. Until June 9, 2016, we were managed by Princeton Investment Advisors, LLC (“Princeton Investment Advisors”). Since June 9, 2016, the date that the Company’s stockholders approved the investment advisory agreement with Princeton Advisory Group, Inc. (“Princeton Advisory Group” or the “Investment Advisor”), we have been managed by Princeton Advisory Group, who also provides the administrative services necessary for us to operate.

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

On an annual basis, we intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders. We did not meet the qualifications of a RIC for the 2016 tax year and will be taxed as a corporation under Subchapter C of the Code.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, and corresponding equity investments.

At December 31, 2016, the Company had investments in 9 portfolio companies. The Company also held one U.S. Treasury Bill. The total cost and fair value of the total investments were approximately $107.7 million and $98.0 million, respectively. The composition of our investments by asset class as of December 31, 2016 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$16,913,465	$16,301,261	16.6%
Second Lien Loans	19,326,135	17,250,000	17.6
Unsecured Loans	276,922	276,922	0.3
Equity	18,815,159	11,778,757	12.0
Total Portfolio Investments	55,331,681	45,606,940	46.5
U.S. Treasury Bill	52,398,253	52,398,952	53.5
Total Investments	$107,729,934	$98,005,892	100.0%

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

At December 31, 2016, our weighted average yield based upon cost of our portfolio investments was approximately 11.07% of which approximately 10.16% is current cash interest, all bearing a fixed rate of interest. At December 31, 2015, our weighted average yield based upon cost of our portfolio investments was approximately 13.53% of which approximately 9.86% is current cash interest, all bearing a fixed rate of interest.

At December 31, 2016, we held approximately $52.4 million of United States Treasury securities. At December 31, 2015, we did not hold any United States Treasury securities. The United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

The primary portfolio investment activities for the year ended December 31, 2016 are as follows:

●	On February 17, 2016, the Company invested an additional $195,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest with a maturity date of March 31, 2020.

●	In February 2016, the Company entered into a modification agreement of the Senior Secured Note Purchase Agreement with Lone Star Brewery Development, Inc. to defer the interest payment due on December 31, 2015 to March 31, 2016. The company earned a $25,000 modification fee for the modification. Lone Star Brewery Development, Inc. defaulted on the payments due on March 31, 2016.

●	On May 19, 2016, the Company amended the Note Purchase Agreement with Great Value Storage, LLC to defer interest payments until June 30, 2016 and extend the maturity of the note until December 31, 2018. The Company earned a $50,000 modification fee for this amendment. Great Value Storage, LLC resumed interest payment on June 30, 2016.

●	On May 24, 2016, the Company invested an additional $85,000 in Advantis Certified Staffing Solutions, Inc. as unsecured debt at 5.0% interest.

●	On June 30, 2016, Rockfish Seafood Grill, Inc. made a partial interest payment on the first lien loan with an indication for the remaining amount to come by the end of the month. Since that time, Rockfish Seafood Grill, Inc. has notified the Company that it will not be able to make the remaining interest payment due for the second quarter 2016 and will not be able to make future interest payments on the first lien loan or the revolver at the present time.

●	On August 16, 2016, the Company entered into a Note Purchase and Sale Agreement with NCC Financial, LLC (“NCC”), pursuant to which the Company agreed to sell to NCC, for an amount equal to $6,000,000, a Senior Secured Promissory Note issued to the Company by Lone Star Brewery Development, Inc. Pursuant to the terms of the aforesaid Note Purchase and Sale Agreement, closing is to occur on or before September 30, 2017. NCC has an option to extend the closing date until December 31, 2017 for an extension fee in the amount of $50,000. Furthermore, NCC has the right to terminate the Note Purchase and Sale Agreement upon the non-occurrence of certain specified events.

●	Effective July 1, 2016, the Company re-structured its investment in Performance Alloys, LLC (“PALLC”) to provide PALLC with much needed liquidity. The Company and PALLC entered into Amendment No. 4 to Subordinated Note and Securities Purchase Agreement, effective as of July 1, 2016 (the “Fifth Amendment”), pursuant to which the Company reduced the outstanding principal balance owed from PALLC to the Company to $6,750,000, reduced the interest rate to 6%, and extended the maturity date to March 31, 2018 (subject to a PALLC’s conditional right to further extend the maturity date to March 31, 2019, which if so elected would result in an increase of the interest rate to 9%). In consideration for the principal reduction, the Company was granted an equity interest in PALLC, namely: one Class B Membership unit in PALLC, which entitles the Company to (a) certain net cash flow distributions from PALLC as follow: (i) of the first $16,101,881 of net cash flow distributions (the “Tranche 1 Net Cash Flow Distributions”), the Company shall be entitled to 29.18% of such Tranche 1 Net Cash Flow Distributions, and (ii) to the extent that any additional net cash flow distributions are made in excess of the Tranche 1 Net Cash Flow Distributions, the Company shall be entitled to 9.51% of such additional net cash flow distributions; and (b) certain liquidation event net proceeds from PALLC as follows: (i) of the first $18,092,001 of liquidity event net proceeds, less any Tranche 1 Net Cash Flow Distributions (the “Tranche 1 Liquidity Event Net Proceeds”), the Company shall be entitled to the lesser of (x) 25.97% of the Tranche 1 Liquidity Event Net Proceeds, or (y) $4,698,500 less any Tranche 1 Net Cash Flow Distributions previously made to the Company; and (ii) to the extent that there are liquidity event net proceeds in excess of the Tranche 1 Liquidity Event Net Proceeds, the Company shall be entitled to 8.46% of such excess liquidity event net proceeds. At closing of the Fourth Amendment, PALLC cured all defaults with the Company along with its first lienholder and tendered to the Company its August interest making this a performing note again for the Company. The Company also received an amendment fee in the amount of $33,750 with the Fourth Amendment.

●	Effective June 29, 2016, the Company amended the terms and conditions of its revolving loan (the “RSG Revolver”) to Rockfish Seafood Grill, Inc. (“RSG Inc.”) for the purpose of extending the maturity date to June 29, 2017 to increase the maximum principal amount of the RSG Revolver to $1,276,000.

●	On September 12, 2016, the Company funded $75,000 on the RSG Revolver.

●	On September 20, 2016, the Company funded $150,000 on the RSG Revolver.

●	On October 21, 2016, the Company amended the revolving loan with RSG Inc. to increase the maximum principal amount to $1,416,000.

●	On October 21, 2016, the Company funded $140,000 on the RSG Revolver.

●	On November 18, 2016, the Company amended the revolving loan with RSG Inc. to increase the maximum principal amount to $1,491,000.

●	On November 18, 2016, the Company funded $30,000 on the RSG Revolver.

●	On December 1, 2016, the Company amended its Subordinated Note with Performance Alloys, LLC in order to facilitate a refinance of their first lienholder with a new bank. The Company agreed to extend its maturity date to May 30, 2020 and include an automatic increase in its interest rate to 9% on July 1, 2018.

●	On December 7, 2016, the Company funded $35,000 on the RSG Revolver.

●	Effective December 31, 2016, the Company sold its equity interests in Advantis Certified Staffing Solutions, Inc. for the amount of $500,000 to Offisol Solutions LLC (“Offisol”). $50,000 in cash was received at closing and the remaining $450,000 is to be paid in four equal quarterly installments beginning on March 31, 2017 and ending on December 31, 2017, pursuant to the terms and conditions of a Term Promissory Note, executed by Offisol and payable to the order of the Company (the “Term Note”). The Term Note is secured by a pledge of the stock of Advantis Certified Staffing Solutions, Inc. that was sold by the Company to Offisol. The Company also amended its Senior Secured Subordinated Promissory Note (the “Advantis Note”) by reducing the principal balance to $4.5 million, forgiving any accrued interest under the Advantis Note, and forgiving all amounts owed under the three outstanding unsecured notes. The interest rate on the Advantis Note was reduced to 6% with an automatic increase to 12% on the second anniversary of the amendment. The maturity date was extended to November 30, 2021. The Company also received a Warrant for a 5% common equity interest in the company.

●	On March 22, 2018, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $600,000 for working capital needs and amended, restated and consolidated the two prior notes. The new consolidated note has a principal balance of $1,085,256 and will accrue and pay interest only on a quarterly basis at an annual rate of 18.0%. Dominion has the option to defer 6.0% of the annual rate of interest which will compound quarterly on the payment date. The maturity date of the new note is March 1, 2019.

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

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016			As of December 31, 2015
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	13,281,000	13.5%	2	7,215,535	14.8%	1
3	4,500,000	4.6%	1	6,324,000	13.0%	1
4	10,047,183	10.3%	3	24,283,416	49.9%	5
5	6,000,000	6.1%	1	—	—	—
	$33,828,183	34.5%	7	$37,822,951	77.7%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2016, we had 5 loans on non-accrual status and as of December 31, 2015, we had 6 loans on non-accrual status.

Results of Operations

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net change in unrealized gain (loss). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized gain (loss) on investments is the net change in the fair value of our investment portfolio.

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

Expenses

Our primary operating expenses include the payment of fees to Princeton Advisory Group (and to Princeton Investment Advisors for the period prior to June 9, 2016) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by Princeton Advisory Group that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not Princeton Advisory Group);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not Princeton Advisory Group) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Years Ended December 31, 2016, 2015, and 2014

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$1,489,207	$0.012	$3,075,642	$0.032	$-	$-
Dividend income	740,741	0.007	-	-	-	-
Other income	56,386	0.000	18,908	-	-	-
Total investment income	2,286,334	0.019	3,094,550	0.032	-	-

Operating expenses
Management fees	641,374	0.005	656,479	0.007	-	-
Administration fees	396,316	0.003	439,695	0.005	-	-
Professional fees	925,123	0.008	2,497,435	0.025	162,610	0.045
Valuation fees	283,020	0.002	-	-	-	-
Compliance fees	1,904	0.000	238,102	0.002	-	-
Directors’ fees	184,871	0.002	87,043	0.001	-	-
Accounting fees – related party	-	-	16,170	0.000	74,900	0.021
Bank fees	25	0.000	2,050	0.000	-	-
Insurance expense	113,698	0.001	78,045	0.001	-	-
Interest expense	83,200	0.001	4,685	0.000	250	0.000
Other general and administrative expenses	113,775	0.001	301,288	0.003	24,206	0.006
Total operating expenses	2,743,306	0.023	4,320,992	0.044	261,966	0.072

Net investment income (loss) before tax	(456,972)	(0.004)	(1,226,442)	(0.013)	(261,966)	(0.072)
Income tax expense	41,123	0.000	-	-	-	-
Net investment income (loss) after tax	(498,095)	(0.004)	(1,226,442)	(0.013)	(261,966)	(0.072)
Net change in unrealized gain (loss)	(2,280,862)	(0.019)	(7,857,104)	(0.081)	(651,162)	(0.179)
Net realized gain (loss)	(1,461,887)	(0.012)	235,510	0.002	349,657	0.096

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061, 120,486,061 and 3,633,067 shares outstanding for the years ended December 31, 2016, 2015, and 2014, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $473,818, $983,691, and $0 for the years ended December 31, 2016, 2015, and 2014, respectively.

Operating Expenses

Total operating expenses decreased from $4,320,992 for the year ended December 31, 2015 to $2,743,306 for the year ended December 31, 2016. The decrease is primarily due to a decrease in professional fees for the year ended December 31, 2016.

Total operating expenses per share decreased from $0.044 per share for the year ended December 31, 2015 to $0.023 per share for the year ended December 31, 2016.

Total operating expenses increased from $261,966 for the year ended December 31, 2014 to $4,320,992 for the year ended December 31, 2015. The increase is due to legal and accounting fees of $935,161 related to the acquisition transaction which is included in professional fees. Additionally, the Company pays management fees to the Investment Adviser and administration fees to the Administrator. This increase is also due to the legal fees incurred related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al.as disclosed in Note 9 to the financial statements.

Total operating expenses per share decreased from $0.072 per share for the year ended December 31, 2014 to $0.044 for the year ended December 31, 2015.

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from a loss of $(1,226,442) for the year ended December 31, 2015 to a loss of $(498,095) for the year ended December 31, 2016. This decrease in a loss was primarily due to an increase in dividend income received from portfolio investments and a decrease in professional fees for the year ended December 31, 2016.

Net investment income (loss) (after tax) per share decreased from a loss of $(0.013) per share for the year ended December 31, 2015 to a loss of $(0.004) per share for the year ended December 31, 2016.

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

For the year ended December 31, 2016, we recognized $(1,461,887) of realized loss primarily in connection with the restructuring of the investment in Advantis Certified Staffing Solutions, Inc. as well as a loss in connection with the expiration of the Neuralstem, Inc. warrant.

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

Net change in unrealized gain (loss) on investments totaled a loss of $(2,280,862) for the year ended December 31, 2016 primarily in connection with a loss of $(4,499,519) on the membership interest – Class B units in Performance Alloys, Inc. due to restructuring and a loss of $(2,076,000) on the second lien loan to Lone Star Brewery Development, Inc. and offset by a gain of $2,539,275 on the second lien loan to Performance Alloys, Inc and a gain of $1,904,324 on the investments held in Advantis Certified Staffing Solutions, Inc., prior to the restructuring.

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

As of December 31, 2016, we had $9,942 in cash, and our net assets totaled $43,985,319. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of December 31, 2016, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution. As of the date of this filing, we do not believe it is likely that the Company will meet the requirements to qualify as a RIC for the 2017 tax year.

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

Related Party Transactions

Management Fees

Management fees under the New Investment Advisory Agreement for the year ended December 31, 2016 were $275,569. Management fees under the Terminated Investment Advisory Agreement for the year ended December 31, 2016 were $365,805. As of December 31, 2016, management fees of $194,224 and $341,559 were payable to Princeton Advisory Group and Princeton Investment Advisors, respectively. Management fees for the year ended December 31, 2015 were $656,479.

Incentive Fees

There were no incentive fees earned by Princeton Investment Advisors for the years ended December 31, 2016 or 2015.

There were no incentive fees earned by Princeton Advisory Group for the year ended December 31, 2016 as the New Investment Advisory Agreement does not provide for an incentive fee.

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

Recent Developments

Portfolio Activity

●	On January 18, 2017, the Company amended the RSG Revolver to increase the maximum principal amount to $1,621,000.

●	On January 18, 2017, the Company funded $140,000 on the RSG Revolver.

●	On February 6, 2017, the Company assigned its notes, liens and security interests in its investment in South Boots Hill, LLC to a wholly owned subsidiary, PCC SBH SUB, Inc. (“PCC SBH”). On February 7, 2017, PCC SBH foreclosed on the real estate collateral assets and other personal property assets of South Boots Hill, LLC.

●	On February 15, 2017, the Company made a short term bridge loan to PCC SBH in the amount of $20,000 for working capital needs. This bridge loan will bear an annual interest rate of 12% with all interest and principal due on maturity of February 15, 2018.

●	On June 1, 2017, the Company issued notices of default on the Advantis Note and the associated Term Note for payment default. After giving 30 days to cure all defaults, the Company exercised its rights under the corresponding Stock Pledge Agreement to initiate transfer of the pledged stock certificates and warrants into the Company’s name on July 3, 2017.

●	On June 30, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $89,225 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of October 31, 2017.

●	On July 12, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $69,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	On July 14, 2017, the Company received distributions from the sale of its investment in Spencer Enterprise Holdings, LLC (“Spencer”) in the amount of $5,895,860. The Company is also entitled to an additional $203,286 of proceeds held in escrow should they not be used. This is a full exit of the Company’s investment in Spencer.
●	On July 26, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $125,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	On August 11, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $30,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	On or about August 18, 2017, the Company participated in a $5 million revolving loan (the “Revolver”) from Capital Foundry Funding, LLC, an investment bank headquartered in Pittsburgh, PA, to ECM Energy Services, Inc. (“ECM”) headquartered in Waynesburg, PA. The Company’s participation interest is in the amount of $1 million for a term of 18 months with minimum annual rate of return of 12.0%. The Company’s $1 million participation interest in the Revolver, and the collateral securing same, is subordinate to the payment and performance of the $4 million first-position interest. ECM is an energy services company focused on natural gas and oil trucking and water logistics within the United States.

●	On September 11, 2017, the Company amended the unsecured loan to Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC and funded an additional $175,000 under the loan. The new note will accrue and pay interest quarterly at an annual rate of 6.0% and have a second lien security interest in the assets of the company. The maturity date was extended to September 30, 2019.

●	On September 27, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $200,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	By September 30, 2017, the Company did not receive an extension of nor the purchase price amount agreed upon in the Note Purchase and Sale Agreement (“NPSA”) with NCC Financial, LLC (“NCC”) related to a senior secured promissory note issued to the Company by Lone Star Brewery Development, Inc. The NPSA is effectively terminated.

●	On October 25, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $45,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	On November 20, 2017, the Company made a short term loan to Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC in the amount of $100,000 for working capital needs. The note will accrue and pay interest and equal principal payments on a monthly basis at an annual rate of 6.0% and have a second lien security interest in the assets of the company. The maturity date is May 20, 2018.

●	On January 1, 2018, the Company consolidated the prior bridge loans to Advantis Certified Staffing Solutions, Inc. into one note in the amount of $813,224.87. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.

●	On January 25, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $90,000 for working capital needs. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.

●	On February 13, 2018, the Company entered into a Forbearance Letter Agreement (the “Forbearance”) with Lone Star Brewery Development, Inc. for a maximum period of two years. During this period, the Company agreed to forbear from exercising and enforcing certain rights and remedies which the Company is entitled to and to accept a payoff equal to $7,500,000 plus 25% of the net sales proceeds/value of the property if by December 31, 2018 or $8,000,000 plus 25% of the net sales proceeds/value if on or after January 1, 2019. In return, Lone Star Brewery Development, Inc. refinanced out the first lien holder with a new lender in the amount of $11,000,000, put $3,248,000 into the project and paid the Company a forbearance fee at closing of $50,000. In connection with this Forbearance, the Company made a partial release of lien on an approximate three acre tract of land to a lender with a lien that was senior to the Company’s lien.

●	On February 20, 2018, the Company amended the RSG Revolver to increase the maximum principal amount to $1,821,000 for restaurant improvements and enhancements. In connection with this amendment, Rockfish Seafood Grill, Inc. agreed to make the RSG Revolver a performing loan on a quarter basis with payments resuming on March 31, 2018.

●	On February 26, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.

●	On March 22, 2018, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $600,000 for working capital needs and amended, restated and consolidated the two prior notes. The new consolidated note has a principal balance of $1,085,256 and will accrue and pay interest only on a quarterly basis at an annual rate of 18.0%. Dominion has the option to defer 6.0% of the annual rate of interest which will compound quarterly on the payment date. The maturity date of the new note is March 1, 2019.

Resignation of Munish Sood as Director, Chief Executive Officer, and President

As set forth in the Company’s Form 8-K filed with the SEC on September 28, 2017, on September 27, 2017, Munish Sood, a member of the Board of Directors, the Chief Executive Officer of the Company, and the Company’s President, notified the Company of his resignation from his role as a director, as the Company’s Chief Executive Officer, and as the Company’s President, effective immediately. Mr. Sood did not resign pursuant to any disagreement with the Company.

In connection therewith, Mr. Sood also resigned as a director, officer, or manager, as applicable, of each of the Company’s portfolio companies on which he served, effective immediately.

Appointment of Mark S. DiSalvo as Interim Chief Executive Officer

As set forth in the Company’s Form 8-K filed with the SEC on September 28, 2017, on September 27, 2017, the Board, with Mr. DiSalvo abstaining, unanimously approved the appointment of Mark S. DiSalvo, currently a director of the Company, to serve as interim chief executive officer of the Company, effective as of that same date. Mr. DiSalvo will also continue to serve in his capacity as a director of the Company. There are no related party transactions involving Mr. DiSalvo that are reportable under Item 404(a) of Regulation S-K.

Mr. DiSalvo will not receive any compensation from the Company at this time.

Investigation

As set forth in the Company’s Form 8-K filed with the SEC on September 28, 2017, on September 25, 2017, the United States of America filed Complaints against Munish Sood and others captioned U.S. v. Lamont Evans, et al. and U.S. v. James Gotto, et al., in the Southern District of New York. At the time of the allegations, Mr. Sood was a member of the Board, the Chief Executive Officer of the Company, and the President of the Company. As previously disclosed, as a result of the allegations, Mr. Sood resigned from his positions as a director, Chief Executive Officer, and President, effective September 27, 2017. As a result of the allegations contained in the Complaints, also on September 27, 2017 and as previously disclosed, the Board authorized and directed its Audit Committee (which consists of the Board’s three independent board members) to conduct an independent investigation into whether such events impacted the Company, and the extent to which any officer or employee of the Company may have been involved, and whether any corporate funds may have been utilized in the conduct alleged.

Intent to Terminate Investment Advisory Agreement with Princeton Advisory Group

As set forth in the Company’s 8-K filed on January 24, 2018, the Audit Committee conducted an independent investigation into this matter with the assistance of outside advisors. The investigation concluded on January 24, 2018. The investigation uncovered (i) no evidence that the allegations contained in the Complaints impacted the Company (other than the resignation of Mr. Sood), (ii) no evidence that any officer or employee of the Company, other than (as has been alleged) Mr. Sood, had any involvement in the allegations contained in the Complaints, and (iii) no evidence that any corporate or portfolio company funds were utilized in the conduct alleged in the Complaints. In respect to Mr. Sood, the Audit Committee did not make any judgment regarding the criminal allegations made by the U.S. Attorney in its Complaints. As a result of this investigation, the Company, its Audit Committee, and its advisors have concluded that the Company’s internal controls over financial reporting are effective and do not recommend implementing any additional procedures or controls at this time.

Termination of Investment Advisory Agreement with Princeton Advisory Group and Entry into Interim Investment Advisory Agreement with House Hanover

As set forth in the Company’s Form 8-K filed on September 28, 2017, on September 27, 2017, the Board determined that it would be in the best interests of the Company to terminate the New Investment Advisory Agreement between the Company and Princeton Advisory Group. The Board further determined that it would send a formal notice of termination to Princeton Advisory Group to take effect at such time as the Board could adopt a responsible transition plan to replace Princeton Advisory Group.

As set forth in the Company’s Form 8-K filed on January 2, 2018, on December 27, 2017, the Board determined that it would be in the best interests of the Company and its stockholders to terminate the New Investment Advisory Agreement and sent a formal Notice of Termination to Princeton Advisory Group notifying Princeton Advisory Group of its termination as the Company’s investment advisor, effective as of December 31, 2017 at 11:59 p.m. Eastern Time. Also on December 27, 2017, the Board approved (specifically in accordance with Rule 15a-4(b)(1)(ii) of the Investment Company Act and authorized the Company to enter into an Interim Investment Advisory Agreement between the Company and House Hanover, LLC, a Delaware limited liability company (“House Hanover”) (the “Interim Investment Advisory Agreement”), in accordance with Rule 15a-4 of the Investment Company Act. The effective date of the Interim Investment Advisory Agreement was January 1, 2018.

In accordance with Rule 15a-4(a)(2), the Interim Investment Advisory Agreement does not need to be approved by the Company’s stockholders and the duration of the interim contract may not be greater than 150 days following the date on which the New Investment Advisory Agreement terminates.

A summary of the Interim Investment Advisory Agreement was included in the Form 8-K filed on January 2, 2018 and the full text of the Interim Investment Advisory Agreement is attached as Exhibit 10.1 thereto and incorporated by reference therein.

Resignation of Joy Sheehan as Chief Compliance Officer

As set forth in the Company’s Form 8-K filed on January 2, 2018, as of December 31, 2017, Joy Sheehan, the Company’s Chief Compliance Officer, notified the Company of her resignation as the Company’s Chief Compliance Officer, effective immediately. Ms. Sheehan did not resign pursuant to any disagreement with the Company.

Election of Florina Klingbaum as Chief Compliance Officer

As set forth in the Company’s Form 8-K filed on January 2, 2018, on December 30, 2017, the Board, including a majority of the directors who are not “interested persons” (as such term is defined in Section 2(a)(19) of the Investment Company Act of 1940), unanimously approved the election of Florina Klingbaum to serve as the Company’s Chief Compliance Officer, effective January 1, 2018. There are no related party transactions involving Ms. Klingbaum that are reportable under Item 404(a) of Regulation S-K.

Pursuant to the Interim Investment Advisory Agreement, the Company is responsible for its allocable portion of Ms. Klingbaum’s compensation including, but not limited to, salaries and benefits while performing services to the Company.

Late Filings

As set forth in the Company’s Form 12b-25 filings on May 16, 2017, August 16, 2017, and November 15, 2017, the Company has not timely made its Form 10-Q filings for the periods ending March 31, 2017, June 30, 2017, and September 30, 2017 due to its inability to do so without undue effort or expense.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will not be affected by changes in variable interest rates, including LIBOR as all of our outstanding loan portfolio bore interest as fixed rates as of December 31, 2016.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Princeton Capital Corporation

We have audited the accompanying statements of assets and liabilities, including the schedule of investments, of Princeton Capital Corporation (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Princeton Capital Corporation as of December 31, 2016 and 2015, and the results of its operations, changes in net assets, and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ WithumSmith+Brown, PC

Whippany, New Jersey
April 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Regal One Corporation
St. Paul, Minnesota

We have audited the accompanying statements of operations, changes in net assets and cash flows for the year ended December 31, 2014. Regal One Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2014 of Regal One Corporation in conformity with accounting principles generally accepted in the United States of America.

Boulay PLLP

Minneapolis, Minnesota

April 15, 2015

Boulay 7500 Flying Cloud Drive Suite 800 Minneapolis, MN 55344 (t) 952.893.9320 (f) 952.835.7296 BoulayGroup.com

Member of Prime Global, A Global Association of Independent Firms

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	As of December 31,
	2016	2015

ASSETS
Control investments at fair value (cost of $16,486,985 and $22,000,463, respectively)	$13,059,138	$17,249,671
Affiliate investments at fair value (cost of $5,306,750 and $5,306,750, respectively)	6,386,679	5,314,399
Non-control/non-affiliate investments at fair value (cost of $33,537,946 and $28,835,487, respectively)	26,161,123	26,135,450
Investment in U.S. Treasury Bill (cost of $52,398,253 and $0, respectively)	52,398,952	-
Total investments at fair value (cost of $107,729,934 and $56,142,700, respectively)	98,005,892	48,699,520
Cash	9,942	1,022,510
Restricted cash	524,007	-
Due from portfolio companies	172,959	84,418
Due from affiliates	43,940	32,348
Note receivable	500,000	-
Interest receivable	233,906	131,367
Deferred tax asset	319,516
Prepaid expenses	9,602	48,311
Total assets	99,819,764	50,018,474

LIABILITIES
Accrued management fees	535,783	175,754
Accounts payable (Note 2)	2,088,342	1,395,597
Term loan – related party	365,000	-
Due to affiliates	86,216	11,949
Dividends payable	-	600
Short term payable for securities purchased	52,398,253	-
Tax expense payable	42,245	-
Deferred fee income	24,107	-
Accrued expenses and other liabilities	294,499	209,011
Total liabilities	55,834,445	1,792,911

Commitments and contingencies (Note 9)	-	-

Net assets	$43,985,319	$48,225,563

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 share authorized; 120,486,061 shares issued and outstanding at December 31, 2016 and December 31, 2015)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,284
Accumulated undistributed net realized gain (loss)	(1,226,377)	235,510
Distributions in excess of net investment income	(10,053,632)	(9,555,537)
Accumulated unrealized gain (loss) on investments	(9,724,042)	(7,443,180)
Total net assets	$43,985,319	$48,225,563
Net asset value per share	$0.365	$0.400

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015		2014
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$1,101,993	$2,550,788		$-
Interest income from control investments	387,214	524,854		-
Dividend income from affiliate investments	740,741	-		-
Other income from non-control/non-affiliate investments	9,893	18,908		-
Other income from affiliate investments	46,304	-		-
Other income from non-investment sources	189	-		-
Total investment income	2,286,334	3,094,550		-

OPERATING EXPENSES
Management fees	641,374	656,479		-
Administration fees	396,316	439,695		-
Professional fees (Note 2)	925,123	2,497,435	(1)	162,610
Valuation fees	283,020	-		-
Compliance fees	1,904	238,102		-
Directors’ fees	184,871	87,043		-
Accounting fees – related party	-	16,170		74,900
Bank fees	25	2,050		-
Insurance expense	113,698	78,045		-
Interest expense	83,200	4,685		250
Other general and administrative expenses	113,775	301,288		24,206
Total operating expenses	2,743,306	4,320,992		261,966

Net investment income (loss) before tax	(456,972)	(1,226,442)		(261,966)
Income tax expense	41,123	-		-
Net investment income (loss) after taxes	(498,095)	(1,226,442)		(261,966)

Net realized gain (loss) on:
Non-control/non-affiliate investments	4,450,000	246,391		349,657
Affiliate investments	-	-		-
Control investments	(5,911,887)	-		-
US Treasury Bills	-	(533)		-
Cash	-	(10,348)		-
Net realized gain (loss)	(1,461,887)	235,510		349,657
Net change in unrealized gain (loss) on investments	(2,280,862)	(7,857,104)		(651,162)
Net realized and unrealized gain (loss) on investments	(3,742,749)	(7,621,594)		(301,505)
Net increase (decrease) in net assets resulting from operations	$(4,240,844)	$(8,848,036)		$(563,471)

Net investment income (loss) per share
Basic	$(0.004)	$(0.013)		$(0.072)
Diluted	$(0.004)	$(0.013	)(2)	$(0.072	)(2)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.035)	$(0.091)		$(0.155)
Diluted	$(0.035)	$(0.091	)(2)	$(0.155	)(2)
Weighted average shares of common stock outstanding
Basic	120,486,061	97,402,398	(3)	3,633,067	(3)
Diluted	120,486,061	98,375,001	(3)	13,633,067	(3)

(1)	Includes $935,161 of legal and accounting fees related to the transaction that occurred on March 13, 2015. See Note 1 of the Notes to Financial Statements.

(2)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the year ended December 31, 2015 and December 31, 2014 due to it being anti-dilutive. Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net investment income (loss) per share for the years ended December 31, 2015 and 2014 due to it being anti-dilutive.

(3)	Includes retroactive application of 2 for 1 stock split.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2016	2015	2014
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(498,095)	$(1,226,442)	$(261,966)
Net realized gain (loss) on investments	(1,461,887)	235,510	349,657
Net change in unrealized gain (loss) on investments	(2,280,862)	(7,857,104)	(651,162)
Net increase (decrease) in net assets resulting from operations	(4,240,844)	(8,848,036)	(563,471)

Capital share transactions:
Unpaid dividend written off	600	-	-
Issued common stock	-	56,611,577	-
Net increase in net assets resulting from capital share transactions	600	56,611,577	-

Total increase (decrease) in net assets	(4,240,244)	47,763,541	(563,471)
Net assets at beginning of year	48,225,563	462,022	1,025,493
Net assets at end of year	$43,985,319	$48,225,563	$462,022

Capital share activity:
Common stock
Reverse stock split	-	(1,816,534)	-
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	-	3,185,201	-
Issuance of common stock	-	115,484,327 (1)	-
Common stock outstanding at the beginning of year	120,486,061	3,633,067	3,633,067
Common stock outstanding at the end of year	120,486,061	120,486,061	3,633,067
Preferred stock - Series B
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	-	(100,000)	-
Preferred stock outstanding at the beginning of year	-	100,000	100,000
Preferred stock outstanding at the end of year	-	-	100,000

(1)	The shares issued were based on a pre-valuation presumed fair value of $60.9 million.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(4,240,844)	$(8,848,036)	$(563,471)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(743,211)	(11,646,000)	-
U.S. Treasury Bills	(192,398,344)	(97,005,333)	-
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	550,000	274,615	368,137
U.S. Treasury Bills	140,000,000	97,004,800	-
Net change in unrealized (gain) loss on investments	2,280,862	7,857,104	651,162
Net realized (gain) loss on investments	1,461,887	(245,854)	(349,657)
Increase in investments due to PIK	(473,818)	(983,691)	-
Amortization of fixed income premium or discounts	16,252	22,307	-
Changes in other assets and liabilities:
Due from portfolio companies	(88,541)	(84,418)	-
Due from affiliates	(11,592)	(32,348)	-
Interest receivable	(102,539)	(131,367)	-
Prepaid expenses	38,709	(48,311)	-
Note receivable	(500,000)	-	-
Deferred tax asset	(319,516)	-	-
Accrued management fees	360,029	175,754	-
Accounts payable	692,745	1,383,447	(4,593)
Accounts payable – related party	-	(18,500)	(88,350)
Due to affiliates	74,267	11,949	-
Tax expense payable	42,245	-	-
Deferred fee income	24,107	-	-
Accrued expenses and other liabilities	85,488	209,011	-
Net cash provided by (used in) operating activities	(53,251,814)	(12,104,871)	13,228

Cash flows from financing activities:
Officer loans and interest payable	-	-	(13,000)
Short term payable for securities purchased	52,398,253	-	-
Term loan – related party	365,000	-	-
Net cash received from common shares issued	-	13,104,382	-
Net cash provided by (used in) financing activities	52,763,253	13,104,382	(13,000)

Net increase (decrease) in cash and restricted cash	(488,561)	999,511	228
Cash at beginning of year	1,022,510	22,999	22,771
Cash and restricted cash at end of year	$533,949	$1,022,510	$22,999

Supplemental disclosure of non-cash financing activities:
Common stock issued in exchange for investments	$-	$43,507,195	$-
Dividends payable to stockholders	$(600)	$-	$-
Unpaid dividend written off	$600	$-	$-
Dividends declared, but not yet paid	$-	$600	$-
Transfer due to restructuring of investments in Rockfish Seafood Grill, Inc.	$-	$3,250,850	$-
Supplemental disclosure of cash flow financing activities:
Interest expense paid	$89,948	$26,992	$1,193
Income tax paid	$302,265	$-	$-

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2016

Investments	Headquarters / Industry	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	$6,352,944	$6,549,261	14.89%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,481,000	1,481,000	1,481,000	3.37%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	102,826	0.23%
Membership Interest – Class A(5)		99.997%	3,734,636	925,407	2.10%
Total			11,983,540	9,058,494	20.59%
Dominion Medical Management, Inc.	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (2), (5)	Medical Business	$276,922	276,922	276,922	0.63%
Integrated Medical Partners, LLC	Services
Preferred Membership, Class A units (5)		800	4,196,937	3,337,779	7.59%
Preferred Membership, Class B units (5)		760	29,586	365,884	0.83%
Common Units (5)		14,082	-	20,059	0.05%
Total			4,503,445	4,000,644	9.10%
Total control investments			16,486,985	13,059,138	29.69%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (5)	Home Furnishings	500,000	2,391,001	2,705,363	6.15%
Preferred Membership, Class BB units (5)	Manufacturing	500,000	2,915,749	3,681,316	8.37%
Total			5,306,750	6,386,679	14.52%
Total affiliate investments			5,306,750	6,386,679	14.52%

Non-control/non-affiliate investments
Advantis Certified Staffing Solutions, Inc.	Austin, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021	Staffing	$4,500,000	4,500,000	4,500,000	10.23%
Warrant for 700,000 Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	7,352	0.02%
Total			4,500,000	4,507,352	10.25%
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 3/31/2018	Nickel Pipe, Fittings & Flanges	$6,750,000	6,750,000	6,750,000	15.35%
Membership Interest – Class B (5)		25.97%	5,131,090	631,571	1.43%
Total			11,881,090	7,381,571	16.78%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5)	Real Estate Development	$8,076,135	8,076,135	6,000,000	13.64%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,530,972	6,554,040	6,531,000	14.85%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (2), (3), (5)	Energy Services	$2,525,481	2,525,481	1,740,000	3.96%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2016 (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			33,537,946	26,161,123	59.48%
Total Portfolio Investments			55,331,681	45,606,940	103.69%

United States Treasury
U. S. Treasury Bill 0.0% 1/5/2017		$52,400,000	52,398,253	52,398,952	119.13%

Total Investments			$107,729,934	$98,005,892	222.82%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2016, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of December 31, 2016.

(6)	Represents an illiquid investment. At December 31, 2016, 100% of the total fair value of portfolio investments are illiquid.

(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. As of December 31, 2016, $10,000 remains unfunded.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2016 (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2016.

	December 31, 2016
Geography	Investments at Fair Value	Percentage of Net Assets

Canada	$1,200	0.00%
United States	45,605,740	103.69
Total	$45,606,940	103.69%

	December 31, 2016
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$9,058,494	20.59%
Nickel Pipe, Fittings and Flanges	7,381,571	16.78
Storage Company Property Management	6,531,000	14.85
Home Furnishings Manufacturing	6,386,679	14.52
Real Estate Development	6,000,000	13.64
Staffing	4,507,352	10.25
Medical Business Services	4,000,644	9.10
Energy Services	1,740,000	3.96
Security	1,200	0.00
Total	$45,606,940	103.69%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (7)
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (4)	Casual Dining	$6,164,535	$6,164,535	$6,164,535	12.78%
Revolving Loan, 8% Cash, due 6/29/2017 (8)		$1,051,000	1,051,000	1,051,000	2.18%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (6)		10.000%	414,960	316,531	0.65%
Membership Interest – Class A(6)		99.997%	3,734,636	2,848,693	5.91%
Total			11,365,131	10,380,759	21.52%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (3), (6)	Medical Business	$276,922	276,922	276,922	0.57%
Preferred Membership, Class A units (6)	Services	800	4,196,937	2,331,439	4.83%
Preferred Membership, Class B units (6)		760	29,586	32,923	0.08%
Common Units (6)		14,082	-	65	0.00%
Total			4,503,445	2,641,349	5.48%
Advantis Certified Staffing Solutions, Inc. (2)	Austin, TX
Second Lien Loan, 12.5% Cash, due 3/31/2018 (3), (6)	Staffing	$6,435,000	5,954,270	4,104,994	8.51%
Unsecured Loan, 5.0%, Cash due 3/31/2018 (3), (6)		$95,000	95,000	95,000	0.20%
Warrant for 250,000 Common Stock Shares, exercise price $0.01 per share, expires 12/09/2017 (6)		1	2,071	691	0.00%
Common Stock - Series A Shares (6)		225,000	1,864	622	0.00%
Common Stock - Series B Shares (6)		9,500,000	78,682	26,256	0.06%
Total			6,131,887	4,227,563	8.77%
Total control investments			22,000,463	17,249,671	35.77%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (6)	Home Furnishings	500,000	2,391,001	2,353,965	4.88%
Preferred Membership, Class BB units (6)	Manufacturing	500,000	2,915,749	2,960,434	6.14%
Total			5,306,750	5,314,399	11.02%
Total affiliate investments			5,306,750	5,314,399	11.02%

Non-control/non-affiliate investments
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2017 (3), (4)	Nickel Pipe, Fittings & Flanges	$11,881,090	11,881,090	9,205,500	19.09%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (3), (4)	Real Estate Development	$8,076,135	8,076,135	8,076,000	16.75%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (4)	Storage Company Property Management	$6,212,352	6,301,581	6,324,000	13.11%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (3),(4)	Energy Services	$2,525,481	2,525,481	2,525,000	5.23%
Neuralstem, Inc.	Germantown, MD
Warrant for 1,000,000 shares, exercise price $5.00 per share, expires 8/30/2016 (6)	Biotechnology	1	50,000	3,750	0.01%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2015 (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (5), (6)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			28,835,487	26,135,450	54.19%
Total portfolio investments			$56,142,700	$48,699,520	100.98%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Formerly known as Advantis Healthcare Solutions, Inc.

(3)	Investment is on non-accrual status.

(4)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(5)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2015, less than 1% of the total fair value of investments represents non-qualifying assets.

(6)	Investment is non-income producing as of December 31, 2015.

(7)	Represents an illiquid investment. At December 31, 2015, 100% of the total fair value of investments are illiquid.

(8)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. for $1,250,000. As of December 31, 2015, $199,000 remains unfunded.

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

December 31, 2016

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013, with its principal office located in Princeton, New Jersey. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we expect to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company did not meet the requirements to qualify as a RIC for the 2016 tax year and expects to be taxed as a corporation under Subchapter C of the Code. We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

On January 18, 2016, the Board of Directors of the Company conditionally approved the investment advisory agreement with Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group”) (the “New Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. At the 2016 Annual Meeting of Stockholders held on June 9, 2016, the Company’s stockholders approved the New Investment Advisory Agreement, effective June 9, 2016. Since June 9, 2016, Princeton Advisory Group has acted as the Company’s investment advisor pursuant to the terms of the New Investment Advisory Agreement. The New Investment Advisory Agreement was terminated on December 31, 2017 as disclosed in Note 11.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

The December 31, 2014 financial statements were reclassified in order to be consistent with the new format used for the December 31, 2016 financial statements.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2016, the Company had control investments in Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC and Integrated Medical Partners, LLC and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act. As of December 31, 2015, the Company had control investments in Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC, Integrated Medical Partners, LLC and Advantis Certified Staffing Solutions, Inc. and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act.

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

December 31, 2016

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor (our investment advisor, as disclosed in various public filings and elsewhere in this Form 10-K, changed on June 9, 2016 from Princeton Investment Advisors to Princeton Advisory Group as disclosed in Note 1);

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor (our investment advisor, as disclosed in various public filings and elsewhere in this Form 10-K, changed on June 9, 2016 from Princeton Investment Advisors to Princeton Advisory Group as disclosed in Note 1), the independent valuation firm and the valuation committee.

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

December 31, 2016

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

We will adjust the valuation of our portfolio quarterly to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized gain or loss.

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

Cash and Restricted Cash

The Company deposits its cash and restricted cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insured limit; however, management does not believe it is exposed to any significant credit risk.

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

Cash	$9,942
Restricted Cash	524,007
Total Cash and Restricted Cash	$533,949

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

As of December 31, 2016, restricted cash consisted of cash held at Jefferies for purpose of purchasing U.S. Treasury Bills on margin.

Notes Receivable

Effective December 31, 2016, the Company had $500,000 in receivables relating to the sale of its equity investment in Advantis Certified Staffing Solutions, Inc.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income. Income from such sources was $56,197 and $18,908 for the years ended December 31, 2016 and 2015, respectively. There was no income from such sources for the year ended December 31, 2014. Interest income earned on cash in the Company’s bank account is included in other income from non-investment sources. Income from such sources was $189 for the year ended December 31, 2016. There was no such income for the years ended December 31, 2015 and 2014.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the year ended December 31, 2016 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 9.  Through December 31, 2016, it was undeterminable the ultimate responsibility for amounts invoiced to the Company by two law firms that provided services, as these invoices were for all of such law firm’s fees even though they represented multiple parties and the Company believed that some of these services rendered were provided solely or primarily for the benefit of other represented parties. For the years ended December 31, 2016 and 2015, the Company was invoiced legal fees by these two law firms related to this lawsuit in the amount of $351,513 and $1,241,863, respectively, which are included in professional fees on the Statements of Operations. As of December 31, 2016, $1,390,039 of these fees are included in accounts payable on the Statements of Assets and Liabilities. As of December 31, 2017, the Company reached an agreement with the two law firms and paid them $330,000 to settle all outstanding invoices. Other legal fees invoiced to the Company for the year ended December 31, 2016, were incurred in the normal operating course of business and are included in professional fees on the Statements of Operations.

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2016 and 2015 taxable years. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not meet the qualifications of RIC for the 2016 and 2015 tax years and it is likely that the Company will not meet the qualifications of a RIC for the 2017 tax year and expects to be taxed as a corporation under Subchapter C of the Code. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter.  For the years ended December 31, 2016 and 2015 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. The Company had 100,000 Series B Preferred Shares convertible at 100 for 1 outstanding through March 12, 2015, but were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock for the years ended December 31, 2015 and 2014. For the year ended December 31, 2016, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Transactional Expenses

A portion of the assets acquired on March 13, 2015 from the Partnerships were used for legal and accounting fees related to the acquisition transaction and were expensed as professional fees.  The Company incurred $935,161 of professional fees related to the transaction for the year ended December 31, 2015.  There were no professional fees related to the transaction for the year ended December 31, 2016.

Capital Accounts

Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, accumulated net unrealized gain or loss, and paid-in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate relevant conditions or events that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. If management concludes that substantial doubt about an entity’s ability to continue as a going concern is not alleviated by its plans, the notes to the financial statements are required to include a statement that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued, when applicable). ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for annual periods thereafter. The Company has adopted ASU 2014-15 and does not believe this standard has an effect on its financial position or results of operations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. The Company has decided to early adopt ASU 2016-18 as shown on the Statement of Cash Flows.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the year ended December 31, 2016, 2015, and 2014.

	For the Year Ended December 31,
	2016	2015		2014
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(4,240,844)	$(8,848,036)		$(563,471)
Weighted average shares outstanding for year
Basic	120,486,061	97,402,398	(2)	3,633,067	(2)
Diluted	120,486,061	98,375,001	(2),(3)	13,633,067	(2),(3)
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.035)	$(0.091)		$(0.155)
Diluted	$(0.035)	$(0.091)		$(0.155)

(1)	Per share data based on weighted average shares outstanding.

(2)	Includes retroactive application of 2 for 1 stock split.

(3)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015, but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the year ended December 31, 2015 and 2014 due to it being anti-dilutive.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2016 and December 31, 2015, respectively:

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$16,301,261	$16,301,261
Second Lien Loans	-	-	17,250,000	17,250,000
Unsecured Loans	-	-	276,922	276,922
Equity	-	-	11,778,757	11,778,757
Total Portfolio Investments	-	-	45,606,940	45,606,940
U.S. Treasury Bill	52,398,952	-	-	52,398,952
Total Investments	$52,398,952	$-	$45,606,940	$98,005,892

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$16,064,535	$16,064,535
Second Lien Loans	-	-	21,386,494	21,386,494
Unsecured Loans	-	-	371,922	371,922
Equity	-	-	10,876,569	10,876,569
Total Portfolio Investments	$-	$-	$48,699,520	$48,699,520

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

During the years ended December 31, 2016 and 2015, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2016 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$16,064,535	$21,386,494	$371,922	$10,876,569	$48,699,520
Amortization	(16,161)	-	-	-	(16,161)
Purchases of investments	463,211	-	280,000	-	743,211
Sales of investments	(50,000)	-	-	(500,000)	(550,000)
Payment-in-kind interest	473,818	-	-	-	473,818
Realized gain (loss)	-	(1,454,270)	(375,000)	367,383	(1,461,887)
Change in unrealized gain (loss) on investments	(634,142)	2,448,866	-	(4,096,285)	(2,281,561)
Transfer due to restructuring	-	(5,131,090)	-	5,131,090	-
Fair value at end of year	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2016	$(634,141)	$463,275	$-	$(4,197,583)	$(4,368,449)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2015 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$-	$-	$-	$157,260	$157,260
Common stock issued in exchange for investments	15,068,117	17,624,442	300,000	10,514,636	43,507,195
Amortization	(22,307)	-	-	-	(22,307)
Purchases of investments	3,551,000	8,000,000	95,000	-	11,646,000
Sales of investments	-	-	(23,078)	-	(23,078)
Payment-in-kind interest	696,638	287,053	-	-	983,691
Change in unrealized gain (loss) on investments	21,937	(4,525,001)	-	(3,046,177)	(7,549,241)
Transfer due to restructuring	(3,250,850)	-	-	3,250,850	-
Fair value at end of year	$16,064,535	$21,386,494	$371,922	$10,876,569	$48,699,520
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2015	$21,937	$(4,525,001)	$-	$(3,046,177)	$(7,549,241)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,531,000	Discounted Cash Flow	Discount Rate	14.00%
	8,030,261	Discounted Cash Flow	Discount Rate	12.20%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.9x (0.75x)
	1,740,000	Market Approach	Real Estate Appraisal Values	N/A
Total	16,301,261

Second Lien Loans	6,000,000	Discounted Cash Flow	Discount Rate	68.00%
	4,500,000	Discounted Cash Flow	Discount Rate	14.10%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.6x
	6,750,000	Discounted Cash Flow	Discount Rate	9.00%
		Market Approach	Enterprise Value/Revenue Multiple	8.6x
Total	17,250,000

Unsecured Loans	276,922	Discounted Cash Flow	Discount Rate	12.60%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	1.10x– 20.60x (10.85x)
Total	276,922

Equity	11,778,757	Black-Scholes Option Pricing Model	Volatility	22.50%-39.50% (31.00%)
			Discount for lack of marketability	5.00%-32.00% (18.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.4x – 20.6x (10.5x)
		Income Approach	Discount Rate	9.4% - 14.1% (11.75%)
Total	11,778,757
Total Level 3 Investments	$45,606,940

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$8,849,000	Discounted Cash Flow	Discount Rate	14.00%-14.25% (14.13%)
	7,215,535	Discounted Cash Flow	Discount Rate	12.40%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.8x (0.7x)
Total	16,064,535

Second Lien Loans	8,076,000	Discounted Cash Flow	Discount Rate	14.25%
	4,104,994	Discounted Cash Flow	Discount Rate	15.30%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x -4.2x (2.25x)
	9,205,500	Discounted Cash Flow	Discount Rate	30.00%
		Market Approach	Distressed Debt as a Percentage of Par	70.00%
Total	21,386,494

Unsecured Loans	371,922	Discounted Cash Flow	Discount Rate	11.2%-15.3% (13.25%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x - 15.1x (7.7)
Total	371,922

Equity	10,876,569	Black-Scholes Option Pricing Model	Volatility	30.50%-80.20% (55.40%)
			Discount for lack of marketability	0.00%-12.50% (6.25%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.3x – 15.3x (7.8x)
		Income Approach	Discount Rate	11.20% - 15.30% (13.25%)
Total	10,876,569
Total Level 3 Investments	$48,699,520

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

NOTE 6 – INCOME TAX

The Company is currently taxable as a C corporation and subject to federal and state corporate income taxes. The Company recorded a provision as follows:

	2016	2015
Current expense (benefit)	$41,123	$-
Deferred expense (benefit)	-	-
Total expense (benefit)	$41,123	$-

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

	2016	2015
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	6.4	4.5
Return to provision true-up	(74.3)	-
Increase/(decrease) in valuation allowance	24.9	(38.5)
Effective tax rate	(9.0)%	0.0%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

The components of deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

Deferred tax assets:	2016	2015
Net operating loss carryforward	$390,881	$-
Net capital loss carryforwards	2,553,820	-
Basis differences in investments	2,503,655	1,040,762
Total gross deferred tax assets	5,448,356	1,040,762
Less: Valuation allowance	(5,128,480)	(1,040,762)
Net deferred tax assets	$319,516	$-

As of December 31, 2016 and 2015, the total amount of federal net operating loss carryforwards was $966,689 and zero, respectively. The federal net operating loss carryforwards will expire in 2036, if unused. As of December 31, 2016, the federal capital losses of $6,315,864 will expire in 2021, if unused.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. As a result of the loss incurred for the year ended December 31, 2016, the Company intends to carry back the net operating loss to prior periods in which the Company generated taxable income and apply for a refund of federal taxes paid. Accordingly, the Company has recorded a deferred tax asset for the expected refund. Management believes that it is not more likely than not that the Company will realize the benefits of its remaining deductible differences at December 31, 2016 and accordingly has recorded a full valuation allowance on the remainder.

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

It is likely that the Company will not meet the qualifications of a RIC for the 2017 tax year and expects to be taxed as a corporation under Subchapter C of the Code. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities.

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

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and New Jersey. For the years ended December 31, 2016, 2015, and 2014, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through the present. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

The Tax Cuts and Jobs Act was enacted on December 22, 2017. A key provision of the act was the reduction in the corporate tax rate to 21%. The Company will remeasure its deferred tax assets and liabilities and this re-measurement will be offset by a change in the valuation allowance during the corresponding period.

NOTE 7 – RELATED PARTY TRANSACTIONS

Transition of Investment Advisory Agreements

On January 18, 2016, the Board of Directors of the Company conditionally approved the New Investment Advisory Agreement between the Company and Princeton Advisory Group, subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. On June 9, 2016, the Company’s stockholders approved the New Investment Advisory Agreement. The effective date of the New Investment Advisory Agreement was June 9, 2016. The Board of Directors of the Company previously approved the termination of the investment advisory agreement between the Company and Princeton Investment Advisors, LLC (the “Terminated Investment Advisory Agreement”), such termination becoming effective on June 9, 2016, the date the New Investment Advisory Agreement was approved and adopted by the stockholders of the Company. Since the transition of investment advisors occurred during the periods covered under the financial statements included in this Form 10-K, we have disclosed below the material terms of both the New Investment Advisory Agreement and the Terminated Advisory Agreement below, beginning with the Terminated Investment Advisory Agreement.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Management fees under the Terminated Investment Advisory Agreement for the year ended December 31, 2016 and 2015 were $365,805 and $656,479, respectively. As of December 31, 2016 and 2015, management fees of $341,559 and $175,754, respectively, were payable to Princeton Investment Advisors. There were no management fees for the year ended December 31, 2014.

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

December 31, 2016

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

There were no incentive fees earned by Princeton Investment Advisors for the years ended December 31, 2016, 2015, or 2014.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

Duration and Termination

The Terminated Investment Advisory Agreement was to continue in effect for a period of two years from its effective date. It was to remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Terminated Investment Advisory Agreement was to automatically terminate in the event of its assignment, as defined in the 1940 Act, by Princeton Investment Advisors and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities could also terminate the investment advisory agreement without penalty upon 60 days’ written notice. As described elsewhere in this 10-K, on January 18, 2016 the Board of Directors of the Company approved the termination of the Terminated Investment Advisory Agreement, such termination becoming effective on June 9, 2016, the date the New Investment Advisory Agreement was approved and adopted by the Company’s stockholders. The Company did not pay any early termination penalties as a result of the termination of the Terminated Investment Advisory Agreement.

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

December 31, 2016

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

Management fees under the New Investment Advisory Agreement for the year ended December 31, 2016 were $275,569. As of December 31, 2016, management fees of $194,224 were payable to Princeton Advisory Group.

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

December 31, 2016

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

December 31, 2016

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

Administration fees were $238,143 for the year ended December 31, 2016, and sub-administration fees were $158,173 as shown on the Statements of Operations under administration fees. Administration fees were $268,139 for the year ended December 31, 2015, and sub-administration fees were $171,556 as shown on the Statements of Operations under administration fees. There were no administration fees or sub-administration fees earned by our Administrator or Sub-Administrator for the year ended December 31, 2014.

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2016, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

NOTE 8 – FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2016	2015	2014		2013		2012
Per Share Data(1):
Net asset value at beginning of period	$0.400	$0.254	$0.564		$0.174		$0.204
Net investment loss	(0.004)	(0.013)	(0.144)		(0.062)		(0.068)
Change in unrealized gain (loss)	(0.019)	(0.081)	(0.358)		0.388		(0.004)
Realized gain	(0.012)	0.002	0.192		0.064		0.042
Change in capital share transactions	-	0.238	-		-		-
Net asset value at end of period	$0.365	$0.400	$0.254		$0.564		$0.174
Total return based on net asset value(2)	(8.8)%	(36.2)%	(55.0)%		224.1%		(14.7)%
Weighted average shares outstanding for period, basic	120,486,061	97,402,398	1,816,534		1,816,534		1,816,534
Raito/Supplemental Data:
Net assets at end of period	$43,985,319	$48,225,563	$462,022		$1,025,493		$317,502
Average net assets	$46,991,446	$45,472,971	$743,758		$671,498		$343,572
Annualized ratio of net operating expenses to average net assets	5.8%	9.5%	35.2%		16.6%		35.6%
Annualized ratio of net investment income (loss) to average net assets	(1.1)%	(2.7)%	(35.2)%		(16.6)%		(35.6)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.3%	8.0%	35.2%		16.2%		34.6%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	(9.0)%	(19.5)%	(75.8	)(3)%	105.4	(3)%	(15.2	)(3)%
Portfolio Turnover	1.1%	0.7%	31.2	(3)%	14.7	(3)%	17.9	(3)%

(1)	Financial highlights are based on weighted average shares outstanding.

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

(3)	Unaudited

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of December 31, 2016. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. Through the date of filing, the guaranteed amount has reduced to approximately $176,000.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Subject to the terms and conditions contained therein, the Settlement Agreement settles between the Plaintiffs and the Settling Defendants the disputes described in the lawsuit. No monies were paid or exchanged by any of the parties as a part of the settlement and none of the parties admitted any wrongdoing. For the avoidance of doubt, none of the following is a party to the Settlement Agreement: Alfred Jackson (“Jackson”), Martin Tuchman (“Tuchman”), Capital Point Management, LP (“CPM”), Capital Point Advisors, LP (“CPA”) or Princeton Investment Advisors, LLC (“PIA,” and, together with Jackson, Tuchman, CPM and CPA, collectively the “Non-Settling Defendants”). As part of the terms of the Settlement Agreement, Sood and Cannella waived any rights to indemnification they may have had against the Company as it relates to the lawsuit. Subsequently, pursuant to a written agreement among the Company, Jackson, CPM, CPA, and PIA, Jackson waived any rights to indemnification that he may have had against the Company.

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

As of December 31, 2016, the Company had one single majority owned control investment that represented greater than 20% of its total investments. After performing the income test for the year ended December 31, 2016, the Company has determined that its income from one of its majority owned control investments generated more than 20% of its total income, primarily due to the change in unrealized gain (loss) that was recognized on the investments during the year ended December 31, 2016. As such, Rockfish Seafood Grill, Inc. was considered a significant subsidiary at the 20% level as of December 31, 2016. The audited financial statements for Rockfish Seafood Grill, Inc. is filed with this Form 10-K.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company, was also considered a significant subsidiary at the 10% level at December 31, 2016. The following tables shows the summarized financial information for Integrated Medical Partners, LLC (numbers in thousands):

	As of December 31, 2016 (unaudited)	As of December 31, 2015 (unaudited)
Balance Sheet
Current Assets	$2,695	$2,119
Noncurrent Assets	597	713
Current Liabilities	4,030	3,072
Noncurrent Liabilities	537	496

	Year Ended December 31, 2016 (unaudited)	Year Ended December 31, 2015 (unaudited)
Income Statement
Net Revenue	$14,738	$11,842
Gross Profit (Loss)	(290)	5,542
Net Loss	(541)	(468)

NOTE 11 – SUBSEQUENT EVENTS

Portfolio Activity

●	On January 18, 2017, the Company amended the RSG Revolver to increase the maximum principal amount to $1,621,000.

●	On January 18, 2017, the Company funded $140,000 on the RSG Revolver.

●	On February 6, 2017, the Company assigned its notes, liens and security interests in its investment in South Boots Hill, LLC to a wholly owned subsidiary, PCC SBH SUB, Inc. (“PCC SBH”). On February 7, 2017, PCC SBH foreclosed on the real estate collateral assets and other personal property assets of South Boots Hill, LLC.

●	On February 15, 2017, the Company made a short term bridge loan to PCC SBH in the amount of $20,000 for working capital needs. This bridge loan will bear an annual interest rate of 12% with all interest and principal due on maturity of February 15, 2018.

●	On June 1, 2017, the Company issued notices of default on the Advantis Note and the associated Term Note for payment default. After giving 30 days to cure all defaults, the Company exercised its rights under the corresponding Stock Pledge Agreement to initiate the transfer of the pledged stock certificates and warrants into the Company’s name on July 3, 2017.

●	On June 30, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $89,225 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of October 31, 2017.

●	On July 12, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $69,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	On July 14, 2017, the Company received distributions from the sale of its investment in Spencer Enterprise Holdings, LLC (“Spencer”) in the amount of $5,895,860. The Company is also entitled to an additional $203,286 of proceeds held in escrow should they not be used. This is a full exit of the Company’s investment in Spencer.

●	On July 26, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $125,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	On August 11, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $30,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

●	On or about August 18, 2017 the Company participated in a $5 million revolving loan (the “Revolver”) from Capital Foundry Funding, LLC, an investment bank headquartered in Pittsburgh, PA, to ECM Energy Services, Inc. (“ECM”) headquartered in Waynesburg, PA. The Company’s participation interest is in the amount of $1 million for a term of 18 months with minimum annual rate of return of 12.0%. The Company’s $1 million participation interest in the Revolver, and the collateral securing same, is subordinate to the payment and performance of the $4 million first-position interest. ECM is an energy services company focused on natural gas and oil trucking and water logistics within the United States.

●	On September 11, 2017, the Company amended the unsecured loan to Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC and funded an additional $175,000 under the loan. The new note will accrue and pay interest quarterly at an annual rate of 6.0% and have a second lien security interest in the assets of the company. The maturity date was extended to September 30, 2019.

●	On September 27, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $200,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	By September 30, 2017, the Company did not receive an extension of nor the purchase price amount agreed upon in the Note Purchase and Sale Agreement (“NPSA”) with NCC Financial, LLC (“NCC”) related to a senior secured promissory note issued to the Company by Lone Star Brewery Development, Inc. The NPSA is effectively terminated.

●	On October 25, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $45,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	On November 20, 2017, the Company made a short term loan to Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC in the amount of $100,000 for working capital needs. The note will accrue and pay interest and equal principal payments on a monthly basis at an annual rate of 6.0% and have a second lien security interest in the assets of the company. The maturity date is May 20, 2018.

●	On January 1, 2018, the Company consolidated the prior bridge loans to Advantis Certified Staffing Solutions, Inc. into one note in the amount of $813,224.87. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.

●	On January 25, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $90,000 for working capital needs. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.

●	On February 13, 2018, the Company entered into a Forbearance Letter Agreement (the “Forbearance”) with Lone Star Brewery Development, Inc. for a maximum period of two years. During this period, the Company agreed to forbear from exercising and enforcing certain rights and remedies which the Company is entitled to and to accept a payoff equal to $7,500,000 plus 25% of the net sales proceeds/value of the property if by December 31, 2018 or $8,000,000 plus 25% of the net sales proceeds/value if on or after January 1, 2019. In return, Lone Star Brewery Development, Inc. refinanced out the first lien holder with a new lender in the amount of $11,000,000, put $3,248,000 into the project and paid the Company a forbearance fee at closing of $50,000. In connection with this Forbearance, the Company made a partial release of lien on an approximate three acre tract of land to a lender with a lien that was senior to the Company’s lien.

●	On February 20, 2018, the Company amended the RSG Revolver to increase the maximum principal amount to $1,821,000 for restaurant improvements and enhancements. In connection with this amendment, Rockfish Seafood Grill, Inc. agreed to make the RSG Revolver a performing loan on a quarter basis with payments resuming on March 31, 2018.

●	On February 26, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.

●	On March 22, 2018, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $600,000 for working capital needs and amended, restated and consolidated the two prior notes. The new consolidated note has a principal balance of $1,085,256 and will accrue and pay interest only on a quarterly basis at an annual rate of 18.0%. Dominion has the option to defer 6.0% of the annual rate of interest which will compound quarterly on the payment date. The maturity date of the new note is March 1, 2019.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Additional Subsequent Events

Resignation of Munish Sood as Director, Chief Executive Officer, and President

As set forth in the Company’s Form 8-K filed with the SEC on September 28, 2017, on September 27, 2017, Munish Sood, a member of the Board of Directors, the Chief Executive Officer of the Company, and the Company’s President, notified the Company of his resignation from his role as a director, as the Company’s Chief Executive Officer, and as the Company’s President, effective immediately. Mr. Sood did not resign pursuant to any disagreement with the Company.

In connection therewith, Mr. Sood also resigned as a director, officer, or manager, as applicable, of each of the Company’s portfolio companies on which he served, effective immediately.

Appointment of Mark S. DiSalvo as Interim Chief Executive Officer

As set forth in the Company’s Form 8-K filed with the SEC on September 28, 2017, on September 27, 2017, the Board, with Mr. DiSalvo abstaining, unanimously approved the appointment of Mark S. DiSalvo, currently a director of the Company, to serve as interim chief executive officer of the Company, effective as of that same date. Mr. DiSalvo will also continue to serve in his capacity as a director of the Company. There are no related party transactions involving Mr. DiSalvo that are reportable under Item 404(a) of Regulation S-K.

Mr. DiSalvo will not receive any compensation from the Company at this time.

Investigation

As set forth in the Company’s Form 8-K filed with the SEC on September 28, 2017, on September 25, 2017, the United States of America filed Complaints against Munish Sood and others captioned U.S. v. Lamont Evans, et al. and U.S. v. James Gotto, et al., in the Southern District of New York. At the time of the allegations, Mr. Sood was a member of the Board, the Chief Executive Officer of the Company, and the President of the Company. As previously disclosed, as a result of the allegations, Mr. Sood resigned from his positions as a director, Chief Executive Officer, and President, effective September 27, 2017.

As a result of the allegations contained in the Complaints, also on September 27, 2017 and as previously disclosed, the Board authorized and directed its Audit Committee (which consists of the Board’s three independent board members) to conduct an independent investigation into whether such events impacted the Company, and the extent to which any officer or employee of the Company may have been involved, and whether any corporate funds may have been utilized in the conduct alleged.

As set forth in the Company’s 8-K filed on January 24, 2018, the Audit Committee conducted an independent investigation into this matter with the assistance of outside advisors. The investigation concluded on January 24, 2018. The investigation uncovered (i) no evidence that the allegations contained in the Complaints impacted the Company (other than the resignation of Mr. Sood), (ii) no evidence that any officer or employee of the Company, other than (as has been alleged) Mr. Sood, had any involvement in the allegations contained in the Complaints, and (iii) no evidence that any corporate or portfolio company funds were utilized in the conduct alleged in the Complaints. In respect to Mr. Sood, the Audit Committee did not make any judgment regarding the criminal allegations made by the U.S. Attorney in its Complaints. As a result of this investigation, the Company, its Audit Committee, and its advisors have concluded that the Company’s internal controls over financial reporting are effective and do not recommend implementing any additional procedures or controls at this time.

Termination of Investment Advisory Agreement with Princeton Advisory Group and Entry into Interim Investment Advisory Agreement with House Hanover

As set forth in the Company’s Form 8-K filed on September 28, 2017, on September 27, 2017, the Board determined that it would be in the best interests of the Company to terminate the New Investment Advisory Agreement between the Company and Princeton Advisory Group. The Board further determined that it would send a formal notice of termination to Princeton Advisory Group to take effect at such time as the Board could adopt a responsible transition plan to replace Princeton Advisory Group.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

As set forth in the Company’s Form 8-K filed on January 2, 2018, on December 27, 2017, the Board determined that it would be in the best interests of the Company and its stockholders to terminate the New Investment Advisory Agreement and sent a formal Notice of Termination to Princeton Advisory Group notifying Princeton Advisory Group of its termination as the Company’s investment advisor, effective as of December 31, 2017 at 11:59 p.m. Eastern Time. Also on December 27, 2017, the Board approved (specifically in accordance with Rule 15a-4(b)(1)(ii) of the Investment Company Act and authorized the Company to enter into an Interim Investment Advisory Agreement between the Company and House Hanover, LLC, a Delaware limited liability company (“House Hanover”) (the “Interim Investment Advisory Agreement”), in accordance with Rule 15a-4 of the Investment Company Act. The effective date of the Interim Investment Advisory Agreement was January 1, 2018.

In accordance with Rule 15a-4(a)(2), the Interim Investment Advisory Agreement does not need to be approved by the Company’s stockholders and the duration of the interim contract may not be greater than 150 days following the date on which the New Investment Advisory Agreement terminates.

A summary of the Interim Investment Advisory Agreement was included in the Form 8-K filed on January 2, 2018 and the full text of the Interim Investment Advisory Agreement is attached as Exhibit 10.1 thereto and incorporated by reference therein.

Resignation of Joy Sheehan as Chief Compliance Officer

As set forth in the Company’s Form 8-K filed on January 2, 2018, as of December 31, 2017, Joy Sheehan, the Company’s Chief Compliance Officer, notified the Company of her resignation as the Company’s Chief Compliance Officer, effective immediately. Ms. Sheehan did not resign pursuant to any disagreement with the Company.

Election of Florina Klingbaum as Chief Compliance Officer

As set forth in the Company’s Form 8-K filed on January 2, 2018, on December 30, 2017, the Board, including a majority of the directors who are not “interested persons” (as such term is defined in Section 2(a)(19) of the Investment Company Act of 1940), unanimously approved the election of Florina Klingbaum to serve as the Company’s Chief Compliance Officer, effective January 1, 2018. There are no related party transactions involving Ms. Klingbaum that are reportable under Item 404(a) of Regulation S-K.

Pursuant to the Interim Investment Advisory Agreement, the Company is responsible for its allocable portion of Ms. Klingbaum’s compensation including, but not limited to, salaries and benefits while performing services to the Company.

Late Filings

As set forth in the Company’s Form 12b-25 filings on May 16, 2017, August 16, 2017, and November 15, 2017, the Company has not timely made its Form 10-Q filings for the periods ending March 31, 2017, June 30, 2017, and September 30, 2017 or its 10-K filing for the year ending December 31, 2017 due to its inability to do so without undue effort or expense.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2015 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2016.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at December 31, 2016	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2015	Purchases (2)	Sales	Realized and Change in Unrealized Gains/Losses	Fair Value at December 31, 2016
Control Investments

Rockfish Seafood Grill, Inc.
First Lien Loan (1)	$6,352,944	$387,214	$6,164,535	$188,409	$-	$196,317	$6,549,261
Revolving Loan (1)	$1,481,000	-	1,051,000	430,000	-	-	1,481,000
Rockfish Holdings, LLC
Warrant (1)	10%	-	316,531	-	-	(213,705)	102,826
Membership Interest (1)	99.997%	-	2,848,693	-	-	(1,923,286)	925,407
Integrated Medical Partners, LLC
Unsecured Loan (1)	$276,922	-	276,922	-	-	-	276,922
Preferred Membership – Class A (1)	800	-	2,331,439	-	-	1,006,340	3,337,779
Preferred Membership – Class B (1)	760	-	32,923	-	-	332,961	365,884
Common Stock (1)	14,082	-	65	-	-	19,994	20,059
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan (1)	$-	-	4,104,994	-	-	(4,104,994)	-
Unsecured Loan (due 3/31/2018) (1)	$-	-	95,000	-	-	(95,000)	-
Unsecured Loan (due 3/31/2020) (1)	$-	-	-	195,000	-	(195,000)	-
Unsecured Loan (due 3/31/2018) (1)	$-	-	-	85,000	-	(85,000)	-
Warrant (1)	-	-	691	-	(12,534)	11,843	-
Common Stock – Series A (1)	-	-	622	-	(11,281)	10,659	-
Common Stock – Series B (1)	-	-	26,256	-	(476,185)	449,929	-
Total Control Investments		$387,214	$17,249,671	$898,409	$(500,000)	$(4,588,942)	$13,059,138

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	$740,741	$2,353,965	$-	$-	$351,398	$2,705,363
Preferred Membership, Class BB units (1)	500,000	-	2,960,434	-	-	720,882	3,681,316
Total Affiliate Investments		$740,741	$5,314,399	$-	$-	$1,072,280	$6,386,679

(1)	Non-income producing security.

(2)	Includes PIK interest and common stock issued in exchange for investments.

(3)	Represents the sale of the equity investments in Advantis Certified Staffing Solutions, Inc. due to the restructuring on December 31, 2016. Due to the restructuring, two new positions in Advantis Certified Staffing Solutions, Inc. are held at December 31, 2016 and Advantis Certified Staffing Solutions, Inc. is no longer considered a control investment and thus these positions are excluded from the table above.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

The table below represents the fair value of control and affiliate investments at December 31, 2014 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2015.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at December 31, 2015	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2014	Purchases (2)	Realized and Change in Unrealized Gains/Losses	Transfer from Restructuring	Fair Value at December 31, 2015
Control Investments

Rockfish Seafood Grill, Inc.
First Lien Loan	$6,164,535	$522,597	$-	$9,415,385	$-	$(3,250,850)	$6,164,535
Revolving Loan	$1,051,000	-	-	1,051,000	-	-	1,051,000

Rockfish Holdings, LLC
Warrant (1)	10%	-	-	-	(98,429)	414,960	316,531
Membership Interest (1)	99.997%	-	-	898,746	(885,943)	2,835,890	2,848,693

Integrated Medical Partners, LLC
Unsecured Loan	$276,922	2,257	-	276,922	-	-	276,922
Preferred Membership – Class A (1)	800	-	-	4,196,937	(1,865,498)	-	2,331,439
Preferred Membership – Class B (1)	760	-	-	29,586	3,337	-	32,923
Common Stock (1)	14,082	-	-	-	65	-	65

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan (1)	$6,435,000	-	-	5,954,270	(1,849,276)	-	4,104,994
Unsecured Loan (1)	$95,000	-	-	95,000	-	-	95,000
Warrant (1)	1	-	-	2,025	(1,334)	-	691
Common Stock – Series A (1)	225,000	-	-	1,822	(1,200)	-	622
Common Stock – Series B (1)	9,500,000	-	-	78,770	(52,514)	-	26,256

Total Control Investments		$524,854	$-	$22,000,463	$(4,750,792)	$-	$17,249,671

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	$-	$-	$2,391,001	$(37,036)	$-	$2,353,965
Preferred Membership, Class BB units (1)	500,000	-	-	2,915,749	44,685	-	2,960,434

Total Affiliate Investments		$-	$-	$5,306,750	$7,649	$-	$5,314,399

(1)	Non-income producing security.

(2)	Includes PIK interest and common stock issued in exchange for investments.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Company’s management, including our Chief Executive Officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO-Framework”). Based upon that evaluation, the Company’s CEO and CFO have concluded that except for the late filing of the Form 10-K due to delays experienced in finalizing the accounting for the transaction on March 13, 2015, the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2016, a change in our internal controls over financial reporting occurred related to the change in investment advisor, change in audit committee members and change in the audit committee chair person. On June 9, 2016 Princeton Investment Advisors was terminated and Princeton Advisory Group was hired as the investment advisor to the Company. While the Chief Executive Officer, Chief Financial Officer & Chief Compliance officer did not change, the Chief Financial Officer became an employee of Princeton Advisory Group and the administration of the Company including financial reporting are done by Princeton Advisory Group employees. On January 18, 2016, Mr. Darren Stainrod and Mr. Martin Laidlaw were appointed as the members of the audit committee, leaving the third position vacant and the chairman to be Mr. Laidlaw. On August 4, 2016, Mr. Greg Bennett was appointed as a member of the audit committee to fill the vacant position.

Item 9B. OTHER INFORMATION

Departure of Directors or Certain Officers

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers Information

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of December 31, 2016:

Name	Age	Position	Position Held Since

Interested Directors
Munish Sood	45	Chief Executive Officer and Director	2015
Mark S. DiSalvo	62	Director	2016

Independent Directors
Martin Laidlaw	60	Director	2016
Greg Bennett	44	Director	2016
Darren Stainrod	52	Director and Chairman	2016

Executive Officers Who Are Not Directors
Gregory J. Cannella	42	Chief Financial Officer, Treasurer and Secretary	2015
Joy Sheehan	50	Chief Compliance Officer	2015

The address for each of our directors is c/o Princeton Capital Corporation, 700 Alexander Park, Suite 103, Princeton, New Jersey 08540.

Interested Directors

MUNISH SOOD serves as the Company’s Chief Executive Officer and President. He is also a partner of Princeton Investment Advisors and is responsible for sourcing, analyzing, structuring, and closing new investment opportunities as well as managing portfolio investments. Mr. Sood is founder and Chief Investment Officer of Princeton Advisory Group, Inc., which was founded in November 2002. Mr. Sood is a founder and Chairman of First Choice Bank, since 2007. Mr. Sood is also founder of Cross Point Capital, LLC, a registered broker dealer in the U.S. which specializes in trading securities and raising capital for institutional clients. Prior to forming Princeton Advisory Group, Inc., Mr. Sood co-founded BoTree Investments, LLC, in 2001 where he was the Chief Investment Officer. Mr. Sood was responsible for managing and investing in structured products and overseeing all investment activity in Botree Asset Management, LLC. Prior to Botree, Mr. Sood was the Senior Portfolio Manager at Global Value Investors, Inc. from January 1999 to April 2001. Prior to Global Value Investors, Inc., Mr. Sood was a Senior Analyst/Trader at Penn Capital Management, Inc. From 1996 to 1998 he was an associate at Bankers Trust focusing on fixed income arbitrage. He holds a Chartered Financial Analyst designation and is a member of the Investment Analyst Society of New York and the CFA Institute. Mr. Sood received a Bachelor of Science in Finance & Accounting from Rider University.

MARK DISALVO is the President and CEO of Sema4, Inc., a leading global professional services provider of private equity funds-under-management. He has been a senior executive and entrepreneur at international companies such as Euromoney Institutional Investor and Fairfield Whitney, and was founder of Hall, Berwick and DiSalvo where he provided funding and management advisory services to zero and first stage entities prior to founding Sema4. He has extensive experience in private equity, entrepreneurial management, and emerging market strategy, particularly as to underserved markets and economic development. A frequent speaker at worldwide industry conferences, he is a charter member of the Inner City Economic Forum. Mr. DiSalvo was educated at the University of Massachusetts with degrees in Political Studies and Economics and has earned the professional designations CPC and CTA. He is a long-time lecturer at the Johnson School of Business at Cornell University and the Kellogg School of Business at Northwestern University in their full-time MBA programs where he contributes case studies in private equity, emerging market economics and cross-border M&A.

Independent Directors

DARREN STAINROD serves as the Chairman of the Company’s board of directors and was appointed to the Company’s Board on January 18, 2016. Mr. Stainrod is a Principal of Marbury Fund Services (Cayman) Limited (“Marbury”), a fiduciary services company focused on the alternative investment industry and licensed by the Cayman Islands Monetary Authority. He is registered as a director with the Authority pursuant to the Directors Licensing and Registration Law, 2014. Prior to joining Marbury, Mr. Stainrod was a Principal at HighWater Limited in Cayman for almost 3 years where he provided professional director services to hedge funds, fund of funds and private equity vehicles. Before becoming a professional director in May 2013, Mr. Stainrod spent 17 years at UBS where he was a Managing Director and the Global Head of UBS Alternative Fund Services. At UBS, he had responsibility for the overall management and development of the global hedge fund administration business in seven countries with more than 300 staff servicing alternative investment funds with over $200 billion in assets under administration. Mr. Stainrod has over 27 years of experience in the investment fund industry, including 23 years offshore. Before joining UBS, he worked for three years with Coopers & Lybrand in Cayman and four years with Deloitte in the UK. Mr. Stainrod holds a BA (Hons) in Politics from the University of Reading in the UK. He is a member of the Institute of Chartered Accountants in England and Wales and the Cayman Islands Society of Professional Accountants. He is a past Chairman of the Cayman Islands Fund Administrators Association and is the current Treasurer of AIMA Cayman Chapter. Mr. Stainrod brings to the Board extensive experience as a director of hedge funds, fund of funds and private equity funds as well as considerable experience in the investment fund industry, all of which provide our Board with valuable insight and supports Mr. Stainrod’s election to our Board. Mr. Stainrod serves as chairman of the Company’s Nominating and Corporate Governance Committee and he is a member of the Company’s Audit Committee and the Company’s Valuation Committee.

MARTIN LAIDLAW who was elected by the board of directors (to fill a vacancy) to the Company’s Board on January 18, 2016, is a Director of Premier Fiduciary Services (Cayman) Ltd. and a former Managing Director of JP Fund Administration (Cayman) Ltd. (“JPFA”) and has over 25 years of experience in the offshore financial industry. Mr. Laidlaw has an extensive range of experience with all forms of investment fund products and has held numerous directorship positions for a wide variety of offshore fund vehicles. From 1989 to 2009 Mr. Laidlaw was employed with CIBC Bank and Trust Company (Cayman) Limited. He was appointed Director and Head of Fund Services and was responsible for leading the fund services team and developing new business and client relationships. Prior to his years at CIBC, he was employed with KPMG, Cayman Islands where he led various financial services audits. He was a founding member, Director and Treasurer of the Cayman Islands Fund Administrators Association. Martin graduated from Edinburgh University in Scotland with a Bachelor of Commerce Degree. He was admitted as a Member of the Institute of Chartered Accountants of Scotland in February 1984 and continues to maintain his qualification. He is a Cayman Islands Monetary Authority Registered Director and is a member of The Alternative Investment Management Association (AIMA). Mr. Laidlaw’s extensive experience in the financial industry, including his financial and accounting background, and his experience as a director of various offshore fund vehicles makes him well qualified to serve on our Board. Mr. Laidlaw serves as chairman of the Company’s Audit Committee and he is a member of the Nominating and Corporate Governance Committee and the Valuation Committee.

GREG BENNETT is the co-founder of Danesmead Partners. Mr. Bennett has more than twenty years of experience in financial services having started his professional career with Coopers & Lybrand in Canada in 1996.  In 2000, Mr. Bennett joined UBS Fund Services in Cayman as an Associate Director where he was responsible for NAV calculation, portfolio pricing and investor servicing for a large single manager fund group.  In 2004, Mr. Bennett joined Butterfield Fund Services (Cayman) Limited as head of client relationship management and he became a Director of that firm in 2005. In 2008, he was promoted to Managing Director where he had responsibility for all aspects of the business, including managing over 75 staff responsible for providing full fund administration services to a wide range of hedge fund clients with in excess of $30 billion in assets under management. In 2010, Mr. Bennett established the Cayman office of HedgeServ and held the position of Managing Director. From 2011 through 2014, prior to co-founding Danesmead Partners, Mr. Bennett was a Director of The Harbour Trust Co. Ltd., where he provided fiduciary services to their clients, including serving as an independent hedge fund director.  Mr. Bennett graduated with a Bachelor of Commerce from the University of Alberta in Canada in 1995. He is a Chartered Accountant (Canada), a Certified Public Accountant (US), and a CFA Charterholder. Mr. Bennett is also a Director of Hedge Funds Care Cayman, past Deputy Chairman of the Cayman Islands Fund Administrators Association, past Treasurer of AIMA Cayman and a past President of the CFA Society of the Cayman Islands.  Mr. Bennett’s considerable experience in the financial services industry and as a director of various hedge funds and his accounting background make him well qualified to serve on our Board. Mr. Bennett serves as chairman of the Company’s Valuation Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Audit Committee.

Other Executive Officers

GREGORY J. CANNELLA serves as our Chief Financial Officer, Treasurer and Secretary. Mr. Cannella is responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to this, Mr. Cannella was the Chief Financial Officer of Capital Point Partners, a private equity group that focused on mezzanine lending to small and middle market private companies, where he was responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to working at Capital Point Partners, Mr. Cannella was an Asset Manager at First Commonwealth Holdings Corp., a wealth management firm in Houston, Texas where he was responsible for managing various commercial and multi-family residential real estate investment funds as well as oversight of accounting functions and reporting for the funds. Mr. Cannella received a B.B.A. in Management from Stephen F. Austin State University and an M.B.A. with honors in Accounting and Finance from the University of Houston. He is a Certified Public Accountant in the State of Texas.

JOY SHEEHAN serves as our Chief Compliance Officer. Ms. Sheehan is also Vice President and Chief Compliance Officer at Princeton Investment Advisors and Princeton Advisory Group, Inc. As the firm’s Chief Compliance Officer, she heads the compliance and legal function across the firm’s hedge fund, structured product and credit business. Ms. Sheehan’s responsibilities also include oversight of the Operations department. Prior to joining Princeton Investment Advisors in August 2003, Ms. Sheehan was a senior associate at Penn Capital Management, an investment advisory firm that managed CBOs and high yield bonds. With over twenty years’ experience in the investment industry, Ms. Sheehan holds the Investment Adviser Certified Compliance Professional designation and has worked within the back office, mid and front office as well as compliance and client service departments.

Exchange Act Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities report their ownership of such equity securities and any subsequent changes in that ownership to the SEC and to us.

Based solely on a review of copies of such reports as filed with the SEC, we believe that during fiscal year ended December 31, 2016 all Section 16(a) filing requirements applicable to the executive officers, directors and greater than 10% beneficial owners were timely satisfied.

Code of Ethics

Our code of ethics, which is signed by directors and executive officers of the Company, requires that directors and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of the Company. Pursuant to the code of ethics, ratified and confirmed as of December 6, 2016, which is available on our website under the “Corporate Governance” link under the “Princeton Capital Corporation” link at www.princetoncapitalcorp.com, each director and executive officer must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to the audit committee. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the board of directors.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors implemented since the filing of our Proxy Statement filed on June 29, 2017.

Audit Committee

The members of the audit committee as of December 31, 2016 are Messrs. Laidlaw, Stainrod and Bennett, each of whom meets the independence standards established by the SEC and the NASDAQ (the “NASDAQ”) for audit committees and is independent for purposes of the 1940 Act. Mr. Laidlaw serves as chairman of the audit committee. Our board of directors has determined that Mr. Laidlaw is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The board of directors has adopted a charter of the audit committee, which is available in print to any stockholder who requests it and it is also available on the Company’s website at www.princetoncapitalcorp.com.

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

Board and Committee Meetings

During the Company’s fiscal year ending December 31, 2016, the board of directors held a total of twenty-five meetings and approved six Actions by Written Consent. During that time, no incumbent Director attended fewer than 100% of the aggregate of the total number of meetings of the board of directors (held during the period for which he has been a Director).

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION

Compensation of Executive Officers

None of our officers receives direct compensation from Princeton Capital Corporation. However, Messrs. Jackson and Sood, through their financial interests in Princeton Investment Advisors, were entitled to a portion of any investment advisory fees paid by Princeton Capital Corporation to Princeton Investment Advisors under the Terminated Investment Advisory Agreement. Mr. Sood through his financial interest in Princeton Advisory Group, will be entitled to any investment advisory fees paid by Princeton Capital Corporation to Princeton Advisory Group under the New Investment Advisory Agreement between the Company and Princeton Advisory Group. Our other executive officers will be paid by Princeton Advisory Group, subject to reimbursement by us of our allocable portion of such compensation for services rendered by such persons to the Company under the New Investment Advisory Agreement. To the extent that Princeton Advisory Group outsources any of its functions, we will reimburse Princeton Advisory Group for the fees associated with such functions without profit or benefit to Princeton Advisory Group.

Mr. Cannella, our Chief Financial Officer, Treasurer and Secretary, and Ms. Sheehan, our Chief Compliance Officer, will be paid by Princeton Advisory Group subject to reimbursement by Princeton Capital Corporation of its allocable portion of such compensation for services rendered by them under the New Investment Advisory Agreement. To the extent that Princeton Advisory Group outsources any of its functions, we will reimburse Princeton Advisory Group for the fees associated with such functions without profit or benefit to Princeton Advisory Group.

Compensatory Arrangements of Certain Officers

Neither the Company nor Regal One issued stock options or granted stock grants during the fiscal year 2016 or 2015.  Regal One’s Chief Executive Officer did not receive any salary or other compensation other than direct expense reimbursements.  During 2015, the Company did not have any direct employees and its officers were direct employees of either the Company’s external investment adviser, Princeton Investment Advisors, or one of Princeton Investment Advisors’ members, Princeton Advisory Group, Inc.  Princeton Investment Advisors was compensated through an Investment Advisory Agreement with the Company.  PCC Administrator LLC, a wholly owned subsidiary of Princeton Investment Advisors, was reimbursed for administrative expenses provided to the Company through an Administration Agreement.

For the year ended December 31, 2015, the former independent directors that were in office until March 13, 2015 received fees in the total amount of $3,600.

For the year ended December 31, 2016, the independent directors received an annual fee of $30,000. They also received $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. They also received $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairmen of the audit committee, the valuation committee and the nominating and corporate governance committee received an annual fee of $3,500, respectively. On March 13, 2017, the independent directors agreed to cap total director’s fees at $50,000 per director annually, and to have an amount of $12,500 advanced to them each quarter, subject to true up. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. No compensation is paid to directors who are “interested persons.” For the year ended December 31, 2016 there was no executive compensation.

For the year ended December 31, 2015, Bernard Brodkorb earned $16,170 in fees related to accounting services for work performed not related to being a director.

As of December 31, 2016, there is no compensation committee as the Company does not have any employees.

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

Summary of Non-Employee Director Compensation Table

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2016:

	Fees Earned Or paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Martin Laidlaw	$50,000	-	-	-	-	-	$50,000
Greg Bennett	38,486	-	-	-	-	-	38,486
Darren Stainrod	50,000	-	-	-	-	-	50,000
Thomas Jones	23,942	-	-	-	-	-	23,942
Trennis Jones	22,442	-	-	-	-	-	22,442

No additional Director compensation has been authorized for services for the period from January 1, 2016 through December 31, 2016 and through the date of this Form 10-K report filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of the Company’s common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of ownership is based on 120,486,061 shares of the Company’s common stock outstanding as of December 31, 2016.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by their spouses under applicable law. Unless otherwise indicated, the address of all executive officers and directors is c/o Princeton Capital Corporation, 700 Alexander Park, Suite 103, Princeton, NJ 08540.

The Company’s directors are divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act and the NASDAQ (“NASDAQ”) Stock Market Rules, as the Over the Counter Pink (“OTCPK”) exchange where the Company trades, does not establish director independence standards.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class
Interested Directors
Munish Sood	0	*
Mark S. DiSalvo (2)	115,484,327	95.9%

Independent Directors
Martin Laidlaw	0	*
Darren Stainrod	0	*
Greg Bennett	0	*

Executive Officers
Gregory J. Cannella	0	*
Joy Sheehan	0	*

Executive Officers and Directors as a Group	115,484,327	95.5%

Greater than 5% Holders
Capital Point Partners, LP (3)	104,562,000	86.8%
Capital Point Partners II, LP (3)	10,922,327	9.1%

*	Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.

(2)	Mr. DiSalvo, by virtue of his ownership of all of the outstanding stock of Sema4, Inc., the general partner of Capital Point Partners, LP (“CPP”) and Capital Point Partners II, LP (“CPP II”), may be deemed to be the beneficial owner of the 104,562,000 shares of the Company’s common stock owned by CPP and the 10,922,327 shares of the Company’s common stock owned by CPP II. Mr. DiSalvo and Sema4, Inc. each disclaims beneficial ownership of any shares held by CPP and CPP II, except to the extent of their pecuniary interest therein. The address of Sema4, Inc., CPP and CPP II is 800 Turnpike Street, Suite 300, North Andover, MA 01854.

(3)	This information is based on information included in the Schedule 13D filed with the SEC.

The following table sets forth as of December 31, 2016, the dollar range of our securities owned by our directors and executive officers.

Name	Dollar Range of Equity Securities Beneficially Owned (1), (2)
Interested Directors
Munish Sood	None
Mark S. DiSalvo	Over $100,000

Independent Directors
Martin Laidlaw	None
Darren Stainrod	None
Greg Bennett	None

Executive Officers
Gregory J. Cannella	None
Joy Sheehan	None

(1)	The dollar range of the equity securities beneficially owned is based on the closing price per share of the Company’s common stock of $0.105 on April 5, 2018 on the Over-the-Counter Bulletin Board “Pink Sheet” market.

(2)	The dollar ranges of equity securities beneficially owned are: none; $1–$10,000; $10,001–$50,000; $50,001–$100,000; and over $100,000.

Outstanding Equity Awards at Fiscal Year-End

At the end of fiscal year 2016, there were no outstanding equity awards, unexercised stock options, or equity incentive plan awards vested or not vested due to Company Officers or outside consultants.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The board of directors has adopted a policy relating to the review, approval and monitoring of transactions with related persons that are required to be disclosed in statements by SEC regulations, which are commonly referred to as “Related Person Transactions.” A “related person” is defined under the applicable SEC regulation and includes our directors, executive officers and 5% or more beneficial owners of our common stock. The board of directors administers the procedures with regards to related person transactions. Approval of a related person transaction requires the affirmative vote of the majority of disinterested directors. In approving any related person transaction, the disinterested directors must determine that the transaction is fair and reasonable to the Company. The policies and procedures for the review, approval or ratification of any related party transaction are written and disclosed on the Company’s website.

Summarized below are certain transactions and business relationships between Princeton Capital Corporation and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities during the last two fiscal years:

Princeton Investment Advisors is beneficially owned and controlled by Alfred Jackson, a member of the Company’s board of directors.  Munish Sood, the Company’s Chief Executive Officer, President, and member of the board of directors, has an interest in Princeton Investment Advisors and has all the interest in Princeton Advisory Group, Inc.   Mr. DiSalvo owns all of the interests in Sema4, Inc., the general partner of Capital Point Partners, LP and Capital Point Partners II, LP, which own approximately 87% and 9% of our common stock, respectively. PCC Administrator LLC is a wholly owned subsidiary of Princeton Investment Advisors.

Princeton Advisory Group is wholly owned and controlled by Munish Sood, the Company’s Chief Executive Officer, President and a member of the Company’s board of directors.

On March 30, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $1,500,000 with Sema4, Inc. and Princeton Advisory Group, Inc., as Lenders in order to purchase certain assets to maintain its Regulated Investment Company status. Sema4, Inc. committed $1,000,000 and Princeton Advisory Group, Inc. committed $500,000. The loan was repaid in full with interest at a rate of 10.0% per annum on April 8, 2016.

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

In May 2015, RSG created a wholly owned subsidiary, Southwest Hospitality Group, LLC (“SHG”), for the purpose of entering into franchise agreement with a new restaurant group. In July 2015, SHG was transferred to Sivco, Inc. and then signed a franchise agreement with this new restaurant group. Sivco, Inc. is majority owned and controlled by Alfred Jackson, a former Director of the Company and minority-owned by Munish Sood, a Director, President and CEO of the Company.

For the year ended December 31, 2015, Mr. Bernard L. Brodkorb, who was a Director of Regal One Corporation, received $16,170, respectively, in fee compensation for providing accounting and financial reporting services not related to his duties as a Director of Regal One Corporation and no compensation for being a Director.

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

The board of directors has determined that each of the directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Messrs. Jackson, Sood and DiSalvo. Mr. Jackson was an interested person of the Company due to his interests in Princeton Investment Advisors. Mr. Sood is an interested person of the Company due to his interests in Princeton Investment Advisors, our former investment advisor, and Princeton Advisory Group, our new investment advisor, and his position as Chief Executive Officer of the Company. Mr. DiSalvo is an interested person of the Company due to his interests in Sema4, Inc., the general partner of Capital Point Partners, LP and Capital Point Partners II, LP, which own approximately 87% and 9% of our common stock, respectively.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents fees for professional services for fiscal year ended December 31, 2015 rendered by Boulay PLLP for the period from January 1, 2015 to June 18, 2015, and by Crowe Horwath LLP for the period from June 19, 2015 through October 19, 2015, the periods they were engaged as the Company’s auditors.

Fiscal year Ended December 31, 2015
Audit Fees	$157,595
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees	$157,595

The following table presents fees for professional services for fiscal year ended December 31, 2016 rendered by WithumSmith+Brown, PC for the period from March 15, 2016 to December 31, 2016, the period they were engaged as the Company’s auditors.

Fiscal year Ended December 31, 2016
Audit Fees	$245,813
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees	$245,813

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

Recent Change in Auditor

As disclosed on our Form 8-K filed by the Company on June 25, 2015, the Company informed Boulay PLLP (“Boulay”) that it was being dismissed as the Company’s independent auditors for the 2015 fiscal year on June 19, 2015. The Audit Committee subsequently appointed Crowe Horwath LLP, an independent registered public accounting firm, as the Company’s independent auditors for the 2015 fiscal year on June 19, 2015. On October 19, 2015 Crowe Horwath informed the Company that it is resigning as the Company’s independent public accounting firm effective as of October 19, 2015. Crowe Horwath did not render an opinion of the Company’s financial statements.

In connection with interim period preceding Boulay’s dismissal, there were: (i) no disagreements with Boulay on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Boulay would have caused Boulay to make reference to the subject matter of the disagreements in connection with its reports, and (ii) no reportable events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

During the Company’s interim period preceding Boulay’s dismissal, the Company has not consulted Crowe Horwath regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K; and there was neither a written report nor oral advice provided to the Company by Crowe Horwath that Crowe Horwath concluded was an important factor considered by the Company in reaching a decision as to any auditing or financial reporting issue.

On March 15, 2016, and effective the same date, the Audit Committee authorized and approved the engagement of WithumSmith+Brown, PC (“Withum”), as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2015 and to perform procedures related to the financial statements included in the Company’s quarterly reports on Form 10-Q, beginning with the quarter ended March 31, 2015. During the Company’s fiscal years ended December 31, 2015 and through the interim period preceding Withum’s engagement, the Company has not consulted Withum regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K; and there was neither a written report nor oral advice provided to the Company by Withum that Withum concluded was an important factor considered by the Company in reaching a decision as to any auditing or financial reporting issue.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger between Regal One Corporation and Princeton Capital Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.1	Investment Advisory Agreement between Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.2	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	Dividend Reinvestment Plan (Incorporated by reference from Exhibit 10.4 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.6	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.7*	Indemnification Agreement between the Registrant and Darren Stainrod, dated as of January 19, 2016.
10.8*	Indemnification Agreement between the Registrant and Martin Laidlaw, dated as of January 19, 2016.
10.9*	Indemnification Agreement between the Registrant and Mark DiSalvo, dated as of June 9, 2016.
10.10*	Indemnification Agreement between the Registrant and Greg Bennet, dated as of June 9, 2016
10.11	Investment Advisory Agreement between Registrant and Princeton Advisory Group, Inc. (Incorporated by reference from Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, filed on July 12, 2017)
14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Rockfish Seafood Grill, Inc.as of and for the years ended December 28, 2016 and December 30, 2015
99.2	Audited Financial Statements of Advantis Certified Staffing Solutions, Inc. as of and for the year ended December 31, 2015. (Incorporated by reference from Exhibit 99.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: April 5, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark S. DiSalvo	Interim Chief Executive Officer and Director,	April 5, 2018
Mark S. DiSalvo	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	April 5, 2018
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Darren Stainrod	Director	April 5, 2018
Darren Stainrod

/s/ Martin Laidlaw	Director	April 5, 2018
Martin Laidlaw

/s/ Greg Bennett	Director	April 5, 2018
Greg Bennett