Form 10-Q
period 2017-03-31
PRINCETON CAPITAL CORP
filed 2018-05-30
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-00710

PRINCETON CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Maryland	46-3516073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Turnpike Street, Suite 300 North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of May 30, 2018 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2017 (unaudited)	December 31, 2016

ASSETS
Control investments at fair value (cost of $19,172,466 and $16,486,985, respectively)	$13,308,770	$13,059,138
Affiliate investments at fair value (cost of $5,306,750 and $5,306,750, respectively)	5,895,860	6,386,679
Non-control/non-affiliate investments at fair value (cost of $31,042,338 and $33,537,946, respectively)	24,644,031	26,161,123
Investment in U.S. Treasury Bill (cost of $45,998,007 and $52,398,253, respectively)	45,998,007	52,398,952
Total investments at fair value (cost of $101,519,561 and $107,729,934, respectively)	89,846,668	98,005,892
Cash	17,788	9,942
Restricted cash	462,253	524,007
Due from portfolio companies	263,246	172,959
Due from affiliates	43,940	43,940
Note receivable	450,000	500,000
Interest receivable	341,362	233,906
Deferred tax asset	314,590	319,516
Prepaid expenses	3,938	9,602
Total assets	91,743,785	99,819,764

LIABILITIES
Accrued management fees	505,693	535,783
Accounts payable (Note 2)	2,170,372	2,088,342
Term loan – related party	815,000	365,000
Due to affiliates	64,116	86,216
Short term payable for securities purchased	45,997,700	52,398,253
Tax expense payable	52,015	42,245
Deferred fee income	19,286	24,107
Accrued expenses and other liabilities	292,962	294,499
Total liabilities	49,917,144	55,834,445

Commitments and contingencies (Note 8)	-	-

Net assets	$41,826,641	$43,985,319

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at March 31, 2017 and December 31, 2016)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(1,226,377)	(1,226,377)
Distributions in excess of net investment income	(10,263,459)	(10,053,632)
Accumulated unrealized gain (loss) on investments	(11,672,893)	(9,724,042)
Total net assets	$41,826,641	$43,985,319
Net asset value per share	$0.347	$0.365

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2017	2016
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$328,799	$212,439
Interest income from control investments	9,528	239,410
Other income from non-control/non-affiliate investments	4,821	-
Other income from affiliate investments	9,912	12,040
Other income from non-investment sources	74	128
Total investment income	353,134	464,017

OPERATING EXPENSES
Management fees	107,055	213,529
Administration fees	84,431	123,305
Professional fees (Note 2)	168,856	447,887
Valuation fees	37,100	-
Compliance fees	-	54,999
Directors’ fees	35,600	41,679
Consulting fees	30,000	-
Insurance expense	46,724	42,475
Interest expense	21,697	-
Other general and administrative expenses	21,068	35,604
Total operating expenses	552,531	959,478

Net investment income (loss) before tax	(199,397)	(495,461)
Income tax expense	10,430	320,000
Net investment income (loss) after taxes	(209,827)	(815,461)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	978,516	(286,993)
Affiliate investments	(490,819)	1,493,144
Control investments	(2,435,849)	1,696,186
U.S. Treasury Bills	(699)	(172)
Net change in unrealized gain (loss) on investments	(1,948,851)	2,902,165
Net increase (decrease) in net assets resulting from operations	$(2,158,678)	$2,086,704

Net investment income (loss) per share
Basic	$(0.002)	$(0.007)
Diluted	$(0.002)	$(0.007)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.018)	$0.017
Diluted	$(0.018)	$0.017
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Three Months Ended March 31,
	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(209,827)	$(815,461)
Net change in unrealized gain (loss) on investments	(1,948,851)	2,902,165
Net increase (decrease) in net assets resulting from operations	(2,158,678)	2,086,704

Capital share transactions:
Unpaid dividend written off	-	600
Net increase in net assets resulting from capital share transactions	-	600

Total increase (decrease) in net assets	(2,158,678)	2,087,304
Net assets at beginning of period	43,985,319	48,225,563
Net assets at end of period	$41,826,641	$50,312,867

Capital share activity:
Common stock
Issuance of common stock	-	-
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,158,678)	$2,086,704
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(192,655)	(195,000)
U.S. Treasury Bills	(45,998,007)	(50,000,172)
Proceeds from sales, repayments, or maturity of investments in:
U.S. Treasury Bills	52,398,253	-
Net change in unrealized (gain) loss on investments	1,948,851	(2,902,165)
Increase in investments due to PIK	-	(313,344)
Amortization of fixed income premium or discounts	2,782	7,409
Changes in other assets and liabilities:
Due from portfolio companies	(90,287)	(2,825)
Due from affiliates	-	(11,592)
Interest receivable	(107,456)	89,813
Prepaid expenses	5,664	48,150
Note receivable	50,000	-
Deferred tax asset	4,926	-
Accrued management fees	(30,090)	113,530
Accounts payable	82,030	244,686
Due to affiliates	(22,100)	845
Tax expense payable	9,770	-
Deferred fee income	(4,821)	-
Accrued expenses and other liabilities	(1,537)	60,177
Net cash provided by (used in) operating activities	5,896,645	(50,773,784)

Cash flows from financing activities:
Short term payable for securities purchased	(6,400,553)	50,000,172
Term loan – related party	450,000	1,500,000
Net cash provided by (used in) financing activities	(5,950,553)	51,500,172

Net increase (decrease) in cash and restricted cash	(53,908)	726,388
Cash and restricted cash at beginning of period	533,949	1,022,510
Cash and restricted cash at end of period	$480,041	$1,748,898

Supplemental disclosure of non-cash financing activities:
Dividends payable to stockholders	$-	$(600)
Unpaid dividend written off	$-	$600
Supplemental disclosure of cash flow financing activities:
Interest expense paid	$5,728	$7,409
Income tax paid	$660	$320,000

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2017 (Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	$6,352,944	$6,647,500	15.89%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,621,000	1,621,000	1,621,000	3.88%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	100,745	0.24%
Membership Interest – Class A(5)		99.997%	3,734,636	906,673	2.17%
Total			12,123,540	9,275,918	22.18%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% Cash, due 3/1/2018 (5), (8)	Medical Business	$276,922	276,922	276,922	0.66%
Preferred Membership, Class A units (5)	Services	800	4,196,937	1,904,260	4.55%
Preferred Membership, Class B units (5)		760	29,586	87,792	0.21%
Common Units (5)		14,082	-	3,878	0.01%
Total			4,503,445	2,272,852	5.43%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018	Energy Services	$20,000	20,000	20,000	0.05%
Common stock (5)		100	2,525,481	1,740,000	4.16%
Total			2,545,481	1,760,000	4.21%
Total control investments			19,172,466	13,308,770	31.82%
Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units	Home Furnishings	500,000	2,391,001	2,071,043	4.95%
Preferred Membership, Class BB units (5)	Manufacturing	500,000	2,915,749	3,824,817	9.15%
Total			5,306,750	5,895,860	14.10%
Total affiliate investments			5,306,750	5,895,860	14.10%
Non-control/non-affiliate investments
Advantis Certified Staffing Solutions, Inc.	Austin, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021	Staffing	$4,500,000	4,500,000	4,500,000	10.76%
Warrant for 700,000 Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	14,647	0.03%
Total			4,500,000	4,514,647	10.79%
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 5/31/2020	Nickel Pipe, Fittings & Flanges	$6,750,000	6,750,000	6,750,000	16.14%
Membership Interest – Class B (5)		25.97%	5,131,090	814,184	1.95%
Total			11,881,090	7,564,184	18.09%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5)	Real Estate Development	$8,076,135	8,076,135	6,000,000	14.35%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,563,627	6,583,913	6,564,000	15.69%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2017 (Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			31,042,338	24,644,031	58.92%
Total Portfolio Investments			55,521,554	43,848,661	104.84%

United States Treasury
U. S. Treasury Bill 0.0% 4/6/2017		$46,000,000	45,998,007	45,998,007	109.97%

Total Investments			$101,519,561	$89,846,668	214.81%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of March 31, 2017, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of March 31, 2017.

(6)	Represents an illiquid investment. At March 31, 2017, 100% of the total fair value of portfolio investments are illiquid.

(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. This revolving loan commitment was increased in January 2017 by $140,000. As of March 31, 2017, the commitment was fully funded.

(8)	Represents investment in Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2017 (Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of March 31, 2017.

	March 31, 2017
Geography	Investments at Fair Value	Percentage of Net Assets

Canada	$1,200	0.00%
United States	43,847,461	104.84
Total	$43,848,661	104.84%

	March 31, 2017
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$9,275,918	22.18%
Nickel Pipe, Fittings and Flanges	7,564,184	18.09
Storage Company Property Management	6,564,000	15.69
Real Estate Development	6,000,000	14.35
Home Furnishings Manufacturing	5,895,860	14.10
Staffing	4,514,647	10.79
Medical Business Services	2,272,852	5.43
Energy Services	1,760,000	4.21
Security	1,200	0.00
Total	$43,848,661	104.84%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2016

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	$6,352,944	$6,549,261	14.89%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,481,000	1,481,000	1,481,000	3.37%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	102,826	0.23%
Membership Interest – Class A(5)		99.997%	3,734,636	925,407	2.10%
Total			11,983,540	9,058,494	20.59%
Dominion Medical Management, Inc.	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (2), (5)	Medical Business	$276,922	276,922	276,922	0.63%
Integrated Medical Partners, LLC	Services
Preferred Membership, Class A units (5)		800	4,196,937	3,337,779	7.59%
Preferred Membership, Class B units (5)		760	29,586	365,884	0.83%
Common Units (5)		14,082	-	20,059	0.05%
Total			4,503,445	4,000,644	9.10%
Total control investments			16,486,985	13,059,138	29.69%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (5)	Home Furnishings	500,000	2,391,001	2,705,363	6.15%
Preferred Membership, Class BB units (5)	Manufacturing	500,000	2,915,749	3,681,316	8.37%
Total			5,306,750	6,386,679	14.52%
Total affiliate investments			5,306,750	6,386,679	14.52%

Non-control/non-affiliate investments
Advantis Certified Staffing Solutions, Inc.	Austin, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021	Staffing	$4,500,000	4,500,000	4,500,000	10.23%
Warrant for 700,000 Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	7,352	0.02%
Total			4,500,000	4,507,352	10.25%
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 3/31/2018	Nickel Pipe, Fittings & Flanges	$6,750,000	6,750,000	6,750,000	15.35%
Membership Interest – Class B (5)		25.97%	5,131,090	631,571	1.43%
Total			11,881,090	7,381,571	16.78%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5)	Real Estate Development	$8,076,135	8,076,135	6,000,000	13.64%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due12/31/2018 (3)	Storage Company Property Management	$6,530,972	6,554,040	6,531,000	14.85%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (2), (3), (5)	Energy Services	$2,525,481	2,525,481	1,740,000	3.96%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2016 (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			33,537,946	26,161,123	59.48%
Total Portfolio Investments			55,331,681	45,606,940	103.69%

United States Treasury
U. S. Treasury Bill 0.0% 1/5/2017		$52,400,000	52,398,253	52,398,952	119.13%

Total Investments			$107,729,934	$98,005,892	222.82%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2016, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of December 31, 2016.

(6)	Represents an illiquid investment. At December 31, 2016, 100% of the total fair value of portfolio investments are illiquid.

(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. As of December 31, 2016, $10,000 remains unfunded.

See notes to financial statements (unaudited).

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

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013, with its principal office located in North Andover, MA. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, our goal is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2016 or 2017 tax years and expects to be taxed as a corporation under Subchapter C of the Code for those years. We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

On March 13, 2015, following the Reverse Stock Split and the Reincorporation, we completed our previously announced acquisition in the approximate amounts of $11.2 million in cash, $43.5 million in equity and debt investments, and $1.9 million in restricted cash escrow deposits of the Partnerships with an aggregate value of approximately $56.6 million and issued approximately 115.5 million shares of our common stock to the Partnerships. The shares issued were based on a pre-valuation presumed fair value of $60.9 million. We also entered into an investment advisory agreement with Princeton Investment Advisors, which subsequently was terminated by the Company’s Board of Directors on January 18, 2016, effective as of June 9, 2016.

On January 18, 2016, the Board of Directors of the Company conditionally approved the investment advisory agreement with Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group”) (the “PAG Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. At the 2016 Annual Meeting of Stockholders held on June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement, effective June 9, 2016. From June 9, 2016 through March 31, 2017 (the date covered by this quarterly report), Princeton Advisory Group acted as the Company’s investment advisor pursuant to the terms of the PAG Investment Advisory Agreement. The PAG Investment Advisory Agreement was subsequently terminated on December 31, 2017 as disclosed in Note 10.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services - Investment Companies, which is U.S. GAAP.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2017, the Company had control investments in Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC, Integrated Medical Partners, LLC, and PCC SBH Sub, Inc. and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act. As of December 31, 2016, the Company had control investments in Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC, and Integrated Medical Partners, LLC and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forgo the risks for gains and losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments in other non-security financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled are reported as receivables for investments sold or payable for investments acquired, respectively, in the Statements of Assets and Liabilities.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

The following table provides a reconciliation of cash and restricted cash as of March 31, 2017 and December 31, 2016 reported within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31, 2017 (unaudited)	December 31, 2016
Cash	$17,788	$9,942
Restricted Cash	462,253	524,007
Total Cash and Restricted Cash	$480,041	$533,949

As of March 31, 2017 and December 31, 2016, restricted cash consisted of cash held at Jefferies for purpose of purchasing U.S. Treasury Bills on margin.

Notes Receivable

As of March 31, 2017, the Company had $450,000 in receivables relating to the sale of its equity investment in Advantis Certified Staffing Solutions, Inc. As of December 31, 2016, the Company had $500,000 in receivables relating to the sale of its equity investment in Advantis Certified Staffing Solutions, Inc. Subsequent to quarter end, a notice of default on the note receivable was sent to the party that purchased the equity investment in Advantis Certified Staffing Solutions, Inc. and the Company reclaimed the shares on July 3, 2017. See Note 10.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in other income. Income from such sources was $14,733 and $12,040 for the three months ended March 31, 2017 and 2016, respectively. Interest income earned on cash in the Company’s bank account is included in other income from non-investment sources. Income from such sources was $74 and $128 for the three months ended March 31, 2017 and 2016, respectively.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the three months ended March 31, 2017 and 2016 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 8.  Through March 31, 2017, it was undeterminable the ultimate responsibility for amounts invoiced to the Company by two law firms that provided services, as these invoices were for all of such law firm’s fees even though they represented multiple parties and the Company believed that some of these services rendered were provided solely or primarily for the benefit of other represented parties. For the three months ended March 31, 2017 and 2016, the Company was invoiced legal fees by these two law firms related to this lawsuit in the amount of $0 and $343,126, respectively, which are included in professional fees on the Statements of Operations. As of December 31, 2017, the Company reached an agreement with the two law firms and paid them $330,000 to settle all outstanding invoices. Other legal fees invoiced to the Company for the three months ended March 31, 2017 and 2016, were incurred in the normal operating course of business and are included in professional fees on the Statements of Operations.

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2016 taxable year. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not meet the qualifications of a RIC for the 2016 or 2017 tax years and expects to be taxed as a corporation under Subchapter C of the Code. The failure to qualify as a RIC, however, did not impact the 2016 tax year as the Company incurred tax losses. As a result of the loss incurred for the year ended December 31, 2016, the Company intends to carry back the net operating loss to prior periods in which the Company generated taxable income and apply for a refund of federal taxes paid. Accordingly, the Company has recorded a deferred tax asset for the expected refund. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. If the Company hereafter achieves and maintains status as a RIC, it generally would not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company would represent obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter.  For the three months ended March 31, 2017 and 2016 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three months ended March 31, 2017 and 2016, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate relevant conditions or events that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. If management concludes that substantial doubt about an entity’s ability to continue as a going concern is not alleviated by its plans, the notes to the financial statements are required to include a statement that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued, when applicable). ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Adoption of ASU 2014-15 did not have a material effect on its financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Adoption of ASU 2015-17 did not have a material impact on its Financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. The Company early adopted ASU 2016-18 as shown on the Statement of Cash Flows.

In May 2014, the FASB issued a converged standard to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) –Deferral of the Effective Date, formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). Adoption of ASU 2015-14 did not have a material impact on its Financial Statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) –Principal versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The amended guidance affects entities that enter into contracts with customers to transfer goods or services in exchange for consideration. Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity must determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The amended guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. ASU 2016-08 affects the guidance in the new revenue standard issued in May 2014 and has the same effective date which is described above. Adoption of ASU 2016-08 did not have a material impact on its Financial Statements.

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(2,158,678)	$2,086,704
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.018)	$0.017
Diluted	$(0.018)	$0.017

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2017 and December 31, 2016, respectively:

	As of March 31, 2017 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,832,500	$14,832,500
Second Lien Loans	-	-	17,250,000	17,250,000
Unsecured Loans	-	-	296,922	296,922
Equity	-	-	11,469,239	11,469,239
Total Portfolio Investments	-	-	43,848,661	43,848,661
U.S. Treasury Bill	45,998,007	-	-	45,998,007
Total Investments	$45,998,007	$-	$43,848,661	$89,846,668

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$16,301,261	$16,301,261
Second Lien Loans	-	-	17,250,000	17,250,000
Unsecured Loans	-	-	276,922	276,922
Equity	-	-	11,778,757	11,778,757
Total Portfolio Investments	-	-	45,606,940	45,606,940
U.S. Treasury Bill	52,398,952	-	-	52,398,952
Total Investments	$52,398,952	$-	$45,606,940	$98,005,892

During the three months ended March 31, 2017 and the year ended December 31, 2016, there were no transfers between Level, 1, Level 2 or Level 3.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2017 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Amortization	(2,782)	-	-	-	(2,782)
Purchases of investments	172,655	-	20,000	-	192,655
Sales of investments	-	-	-	-	-
Payment-in-kind interest	-	-	-	-	-
Realized gain (loss)	-	-	-	-	-
Change in unrealized gain (loss) on investments	886,847	-	-	(2,834,999)	(1,948,152)
Transfer due to restructuring	(2,525,481)	-	-	2,525,481	-
Fair value at end of period	$14,832,500	$17,250,000	$296,922	$11,469,239	$43,848,661
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2017	$886,847	$-	$-	$(2,834,999)	$(1,948,152)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2016 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$16,064,535	$21,386,494	$371,922	$10,876,569	$48,699,520
Amortization	(16,161)	-	-	-	(16,161)
Purchases of investments	463,211	-	280,000	-	743,211
Sales of investments	(50,000)	-	-	(500,000)	(550,000)
Payment-in-kind interest	473,818	-	-	-	473,818
Realized gain (loss)	-	(1,454,270)	(375,000)	367,383	(1,461,887)
Change in unrealized gain (loss) on investments	(634,142)	2,448,866	-	(4,096,285)	(2,281,561)
Transfer due to restructuring	-	(5,131,090)	-	5,131,090	-
Fair value at end of year	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2016	$(634,141)	$463,275	$-	$(4,197,583)	$(4,368,449)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,564,000	Discounted Cash Flow	Discount Rate	14.00%
	8,268,500	Discounted Cash Flow	Discount Rate	12.50%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-1.1x (0.85x)
Total	14,832,500

Second Lien Loans	6,000,000	Discounted Cash Flow	Discount Rate	90.00%
	4,500,000	Discounted Cash Flow	Discount Rate	14.20%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.2x-6.0x (3.1x)
	6,750,000	Discounted Cash Flow	Discount Rate	7.80%
		Market Approach	Enterprise Value/Revenue Multiple	8.6x-10.8x (9.7x)
Total	17,250,000

Unsecured Loans	276,922	Discounted Cash Flow	Discount Rate	12.40%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	1.10x– 23.40x (12.25x)
Total	276,922

Equity	3,833,379	Black-Scholes Option Pricing Model	Volatility	23.00%-33.90% (28.45%)
			Discount for lack of marketability	5.00%-31.00% (18.00%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.2x – 23.4x (11.8x)
		Income Approach	Discount Rate	7.8% - 14.2% (11.00%)
	1,740,000	Market Approach	Real Estate Appraisal Values	N/A
Total	5,573,379
Total Level 3 Investments	$37,932,801

The Company’s remaining Level 3 investments aggregating approximately $5,915,860 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of March 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Investment Advisory Agreement with Princeton Advisory Group

Our board of directors, including a majority of our independent directors, conditionally approved the PAG Investment Advisory Agreement between the Company and Princeton Advisory Group at its meeting held on January 18, 2016, subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. On June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement. The effective date of the PAG Investment Advisory Agreement was June 9, 2016. At a Special Meeting of the Board held on June 27, 2017, the Board, including a majority of the independent directors of the Board, voted to renew the PAG Investment Advisory Agreement for another one year term, pursuant to the requirements of Section 9(c) of the PAG Investment Advisory Agreement and Section 15(c) of the 1940 Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, Princeton Advisory Group manages our day-to-day operations and provides investment advisory services to us. The PAG Investment Advisory Agreement was terminated on December 31, 2017, as disclosed in Note 10.

Under the PAG Investment Advisory Agreement, the administrative services of the Company are provided by Princeton Advisory Group and subject to reimbursement of administrative related expenses under the PAG Investment Advisory Agreement.

Advisory Services

Princeton Advisory Group is registered as an investment adviser under the 1940 Act, and as of June 9, 2016, serves as the Company’s investment advisor pursuant to the PAG Investment Advisory Agreement in accordance with the 1940 Act. Princeton Advisory Group is owned by and an affiliate of Mr. Munish Sood, the Company’s President and Chief Executive Officer.

Subject to supervision by the Company’s Board of Directors, Princeton Advisory Group oversees the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the PAG Investment Advisory Agreement, Princeton Advisory Group, among other things: (i) determines the composition and allocation of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, monitors and services the Company’s investments; (iv) determines the securities and other assets that the Company shall purchase, retain, or sell; (v) performs due diligence on prospective portfolio companies; (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds; and (vii) if directed by the Board, will assist in the execution and closing of the sale of the Company’s assets or a sale of the equity of the Company in one or more transactions. Princeton Advisory Group’s services under the PAG Investment Advisory Agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

Management Fee

Pursuant to the PAG Investment Advisory Agreement, the Company pays Princeton Advisory Group a base management fee for investment advisory and management services. The cost of the base management fee will ultimately be borne by the Company’s stockholders. The PAG Investment Advisory Agreement does not include an incentive fee to Princeton Advisory Group.

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

Management fees under the PAG Investment Advisory Agreement for the three months ended March 31, 2017 were $107,055. There were no management fees under PAG Investment Advisory Agreement for the three months ended March 31, 2016. Management fees under the Terminated Investment Advisory Agreement for the three months ended March 31, 2016 were $213,529. As of March 31, 2017 and December 31, 2016, management fees of $164,134 and $194,224, respectively, were payable to Princeton Advisory Group.

Incentive Fee

The Company will not pay Princeton Advisory Group an incentive fee.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Payment of Expenses

Princeton Advisory Group will bear all compensation expense (including health insurance, pension benefits, payroll taxes and other compensation related matters) of its employees and bear the costs of any salaries or directors’ fees of any officers or directors of the Company who are affiliated persons (as defined in the 1940 Act) of Princeton Advisory Group. However, Princeton Advisory Group, subject to approval by the Board of Directors of the Company, will be entitled to reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company. During the term of the PAG Investment Advisory Agreement, Princeton Advisory Group will also bear all of its costs and expenses for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of its obligations under the PAG Investment Advisory Agreement.

Except as provided in the preceding paragraph the Company will reimburse Princeton Advisory Group all direct and indirect costs and expenses incurred by it during the term of the PAG Investment Advisory Agreement for: (i) due diligence of potential investments of the Company, (ii) monitoring performance of the Company’s investments, (iii) serving as officers of the Company, (iv) serving as directors and officers of portfolio companies of the Company, (v) providing managerial assistance to portfolio companies of the Company, and (vi) enforcing the Company’s rights in respect of its investments and disposing of its investments; provided, however, that, any third party expenses incurred by Princeton Advisory Group in excess of $50,000 in the aggregate in any calendar quarter will require advance approval by the Board of Directors of the Company.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Duration and Termination

Unless terminated earlier as described below, the PAG Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the of Company’s directors who are neither parties to the PAG Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The PAG Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, (i) upon written notice, effective on the date set forth in such notice, by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s directors, or (ii) upon 60 days’ written notice, by Princeton Group. The PAG Investment Advisory Agreement automatically terminates in the event of its “assignment,” as defined in the 1940 Act.

Indemnification

The PAG Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of their duties, or by reason of the material breach or reckless disregard of their duties and obligations under the PAG Investment Advisory Agreement (and to the extent specified in Section 36(b) of the Investment Company Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services), Princeton Advisory Group and its officers, managers, employees and members are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Princeton Advisory Group’s services under the PAG Investment Advisory Agreement or otherwise as the Company’s investment advisor. The amounts payable for indemnification will be calculated net of payments recovered by the indemnified party under any insurance policy with respect to such losses.

At all times during the term of the PAG Investment Advisory Agreement and for one year thereafter, Princeton Advisory Group is obligated to maintain directors and officers/errors and omission liability insurance in an amount and with a provider reasonably acceptable to the Board of Directors of the Company.

Administration Services

Princeton Advisory Group is entitled to reimbursement of expenses under the PAG Investment Advisory Agreement for administrative services performed for the Company.

Sub-Administration Agreement

Princeton Advisory Group has engaged SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to us. In exchange for provided services, the Administrator pays the Sub-Administrator an asset-based fee with a $200,000 annual minimum as adjusted for any reimbursement of expenses. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $53,181 and sub-administration fees were $31,250 for the three months ended March 31, 2017, as shown on the Statements of Operations under administration fees. Administration fees were $73,305 and sub-administration fees were $50,000 for the three months ended March 31, 2016, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2017, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Other Related Party Transactions

On March 30, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $1,500,000 with Sema4, Inc. and Princeton Advisory Group, Inc., as Lenders in order to purchase certain assets to qualify as a RIC. Sema4, Inc. committed $1,000,000 and Princeton Advisory Group, Inc. committed $500,000. The loan was repaid in full with interest at a rate of 10.0% per annum on April 8, 2016. Sema4, Inc. is the general partner of CPP and CPPII, which own approximately 87% and 9% of our common stock, respectively. Sema4, Inc. is solely owed by Mark DiSalvo, a current director, Interim President, and Interim CEO of the Company as of the date of this filing. Princeton Advisory Group, Inc. is wholly owned by Munish Sood, a former Director, former President, and former CEO of the Company as of the date of this filing.

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

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is the Company’s Chief Executive Officer, President and a director of the Company.  The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement.  The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016.  As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017. As of March 31, 2017, the amount outstanding on the loan was $815,000 as disclosed on the statements of assets and liabilities as term loan-related party.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.365	$0.400
Net investment loss	(0.002)	(0.007)
Change in unrealized gain (loss)	(0.016)	0.025
Net asset value at end of period	$0.347	$0.418
Total return based on net asset value (2)	(4.9)%	4.5%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$41,826,641	$50,312,867
Average net assets	$43,441,114	$54,865,986
Annualized ratio of net operating expenses to average net assets (3)	5.2%	7.5%
Annualized ratio of net investment income (loss) to average net assets(3)	(2.0)%	(4.1)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.0%	6.0%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(3)	(20.2)%	17.3%
Portfolio Turnover	0.4%	0.4%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Per Share Data (1):
Net asset value at beginning of period	$0.400	$0.254	$0.564	$0.174	$0.204
Net investment loss	(0.004)	(0.013)	(0.144)	(0.062)	(0.068)
Change in unrealized gain (loss)	(0.019)	(0.081)	(0.358)	0.388	(0.004)
Realized gain	(0.012)	0.002	0.192	0.064	0.042
Change in capital share transactions	-	0.238	-	-	-
Net asset value at end of period	$0.365	$0.400	$0.254	$0.564	$0.174
Total return based on net asset value (2)	(8.8)%	(36.2)%	(55.0)%	224.1%	(14.7)%
Weighted average shares outstanding for period, basic	120,486,061	97,402,398	1,816,534	1,816,534	1,816,534
Raito/Supplemental Data:
Net assets at end of period	$43,985,319	$48,225,563	$462,022	$1,025,493	$317,502
Average net assets	$46,991,446	$45,472,971	$743,758	$671,498	$343,572
Annualized ratio of net operating expenses to average net assets	5.8%	9.5%	35.2%	16.6%	35.6%
Annualized ratio of net investment income (loss) to average net assets	(1.1)%	(2.7)%	(35.2)%	(16.6)%	(35.6)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.3%	8.0%	35.2%	16.2%	34.6%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	(9.0)%	(19.5)%	(75.8)(4)%	105.4 (4)%	(15.2) (4)%
Portfolio Turnover	1.1%	0.7%	31.2 (4)%	14.7 (4)%	17.9 (4)%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial highlights for periods of less than one year are annualized and each of the ratios to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the three months ended March 31, 2016 the Company incurred $343,126 of legal fees that were deemed to be non-recurring.
(4)	Unaudited

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of March 31, 2017. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. Through the date of filing, the guaranteed amount has reduced to approximately $209,769.

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

Except as set forth under Note 10 and as a subsequent event to the period covered by this filing, there are no other legal proceedings against the Company or any of its officers or directors.

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

The Company has determined that PCC SBH Sub, Inc. one of its majority owned control investments was considered a significant subsidiary at the 20% level at March 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company, as well as Rockfish Seafood Grill, Inc., a majority owned control investment were also considered a significant subsidiaries at the 10% level at March 31, 2017. The following tables shows the summarized financial information for Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC, and PCC SBH Sub, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	PCC SBH Sub, Inc.
	As of March 31, 2017 (unaudited)	As of March 31, 2017 (unaudited)	As of March 31, 2017 (unaudited)
Balance Sheet
Current Assets	$115	$2,604	$260
Noncurrent Assets	3,624	5,764	2,443
Current Liabilities	1,661	3,725	267
Noncurrent Liabilities	8,667	516	-

	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	PCC SBH Sub, Inc.
	Three Months Ended March 31, 2017 (unaudited)	Three Months Ended March 31, 2017 (unaudited)	Three Months Ended March 31, 2017 (unaudited)
Income Statement
Net Revenue (Loss)	$5,077	$3,780	$(83)
Gross Profit	3,554	1,185	26
Net Income (Loss)	(89)	(77)	(90)

NOTE 10 – SUBSEQUENT EVENTS

Portfolio Activity

●	On June 1, 2017, the Company issued notices of default on the Advantis Note and the associated Term Note for payment default. After giving 30 days to cure all defaults, the Company exercised its rights under the corresponding Stock Pledge Agreement to initiate the transfer of the pledged stock certificates and warrants into the Company’s name on July 3, 2017.
●	On June 30, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $89,225 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of October 31, 2017.
●	On July 12, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $69,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.
●	On July 14, 2017, the Company received distributions from the sale of its investment in Spencer Enterprise Holdings, LLC (“Spencer”) in the amount of $5,895,860. The Company is also entitled to an additional $203,286 of proceeds held in escrow should they not be used. This is a full exit of the Company’s investment in Spencer.
●	On July 26, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $125,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.
●	On August 11, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $30,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.
●	On or about August 18, 2017 the Company participated in a $5 million revolving loan (the “Revolver”) from Capital Foundry Funding, LLC, an investment bank headquartered in Pittsburgh, PA, to ECM Energy Services, Inc. (“ECM”) headquartered in Waynesburg, PA. The Company’s participation interest is in the amount of $1 million for a term of 18 months with minimum annual rate of return of 12.0%. The Company’s $1 million participation interest in the Revolver, and the collateral securing same, is subordinate to the payment and performance of the $4 million first-position interest. ECM is an energy services company focused on natural gas and oil trucking and water logistics within the United States.
●	On August 22, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $105,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

●	On September 11, 2017, the Company amended the unsecured loan to Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC and funded an additional $175,000 under the loan. The new note will accrue and pay interest quarterly at an annual rate of 6.0% and have a second lien security interest in the assets of the company. The maturity date was extended to September 30, 2019.

●	On September 27, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $200,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.

●	By September 30, 2017, the Company did not receive an extension of nor the purchase price amount agreed upon in the Note Purchase and Sale Agreement (“NPSA”) with NCC Financial, LLC (“NCC”) related to a senior secured promissory note issued to the Company by Lone Star Brewery Development, Inc. The NPSA is effectively terminated.
●	On October 25, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $45,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.
●	On November 20, 2017, the Company made a short term loan to Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC in the amount of $100,000 for working capital needs. The note will accrue and pay interest and equal principal payments on a monthly basis at an annual rate of 6.0% and have a second lien security interest in the assets of the company. The maturity date is May 20, 2018.
●	On December 13, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2018.
●	On January 1, 2018, the Company consolidated the prior bridge loans to Advantis Certified Staffing Solutions, Inc. into one note in the amount of $813,224.87. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.
●	On January 25, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $90,000 for working capital needs. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.
●	On February 13, 2018, the Company entered into a Forbearance Letter Agreement (the “Forbearance”) with Lone Star Brewery Development, Inc. for a maximum period of two years. During this period, the Company agreed to forbear from exercising and enforcing certain rights and remedies which the Company is entitled to and to accept a payoff equal to $7,500,000 plus 25% of the net sales proceeds/value of the property if by December 31, 2018 or $8,000,000 plus 25% of the net sales proceeds/value if on or after January 1, 2019. In return, Lone Star Brewery Development, Inc. refinanced out the first lien holder with a new lender in the amount of $11,000,000, put $3,248,000 into the project and paid the Company a forbearance fee at closing of $50,000. In connection with this Forbearance, the Company made a partial release of lien on an approximate three acre tract of land to a lender with a lien that was senior to the Company’s lien.
●	On February 20, 2018, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,821,000 for restaurant improvements and enhancements. In connection with this amendment, Rockfish Seafood Grill, Inc. agreed to make the RSG Revolver a performing loan on a quarter basis with payments resuming on March 31, 2018.
●	On February 26, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.
●	On March 22, 2018, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $600,000 for working capital needs and amended, restated and consolidated the two prior notes. The new consolidated note has a principal balance of $1,085,256 and will accrue and pay interest only on a quarterly basis at an annual rate of 18.0%. Dominion has the option to defer 6.0% of the annual rate of interest which will compound quarterly on the payment date. The maturity date of the new note is March 1, 2019.
●	On April 12, 2018, the Company funded $100,000 on the RSG Revolver.
●	On April 24, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $110,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

Termination of Investment Advisory Agreement with Princeton Advisory Group and Entry into Interim Investment Advisory Agreement with House Hanover

As set forth in the Company’s Form 8-K filed on September 28, 2017, on September 27, 2017, the Board determined that it would be in the best interests of the Company to terminate the PAG Investment Advisory Agreement between the Company and Princeton Advisory Group. The Board further determined that it would send a formal notice of termination to Princeton Advisory Group to take effect at such time as the Board could adopt a responsible transition plan to replace Princeton Advisory Group.

As set forth in the Company’s Form 8-K filed on January 2, 2018, on December 27, 2017, the Board determined that it would be in the best interests of the Company and its stockholders to terminate the PAG Investment Advisory Agreement and sent a formal Notice of Termination to Princeton Advisory Group notifying Princeton Advisory Group of its termination as the Company’s investment advisor, effective as of December 31, 2017 at 11:59 p.m. Eastern Time. Also on December 27, 2017, the Board approved (specifically in accordance with Rule 15a-4(b)(1)(ii) of the Investment Company Act and authorized the Company to enter into an Interim Investment Advisory Agreement between the Company and House Hanover, LLC, a Delaware limited liability company (“House Hanover”) (the “Interim Investment Advisory Agreement”), in accordance with Rule 15a-4 of the Investment Company Act. The effective date of the Interim Investment Advisory Agreement was January 1, 2018.

In accordance with Rule 15a-4(a)(2), the Interim Investment Advisory Agreement does not need to be approved by the Company’s stockholders and the duration of the interim contract may not be greater than 150 days following the date on which the PAG Investment Advisory Agreement terminates.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

A summary of the Interim Investment Advisory Agreement was included in the Form 8-K filed on January 2, 2018 and the full text of the Interim Investment Advisory Agreement is attached as Exhibit 10.1 thereto and incorporated by reference therein.

As set forth in the Company’s Definitive Proxy Statement which was filed with the SEC on April 20, 2018 and mailed to the Company’s stockholders on or about April 25, 2018, the Board of Directors has approved, and recommended that the Company’s stockholders approve, a long term investment advisory agreement with House Hanover. The approval of the investment advisory agreement with House Hanover, which would replace the Interim Investment Advisory Agreement, will be voted on by the Company’s stockholders at the 2018 Annual Meeting of Stockholders to be held on May 30, 2018.

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

Late Filings

As set forth in the Company’s Form 12b-25 filings on August 16, 2017, November 15, 2017, April 3, 2018, and May 16, 2018, the Company has not timely made its Form 10-Q filings for the periods ending June 30, 2017, September 30, 2017, and March 31, 2018, or its 10-K filing for the year ended December 31, 2017 due to its inability to do so without undue effort or expense.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2016 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2017.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at March 31, 2017	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2016	Purchases (2)	Transfers from Restructuring	Change in Unrealized Gains/Losses	Fair Value at March 31, 2017
Control Investments
Rockfish Seafood Grill, Inc.
First Lien Loan (1)	$6,352,944	$-	$6,549,261	$-	$-	$98,239	$6,647,500
Revolving Loan (1)	$1,621,000	-	1,481,000	140,000	-	-	1,621,000
Rockfish Holdings, LLC
Warrant (1)	10%	-	102,826	-	-	(2,081)	100,745
Membership Interest (1)	99.997%	-	925,407	-	-	(18,734)	906,673
Integrated Medical Partners, LLC
Unsecured Loan (1)	$276,922	9,241	276,922	-	-	-	276,922
Preferred Membership – Class A (1)	800	-	3,337,779	-	-	(1,433,519)	1,904,260
Preferred Membership – Class B (1)	760	-	365,884	-	-	(278,092)	87,792
Common Stock (1)	14,082	-	20,059	-	-	(16,181)	3,878
PCC SBH Sub, Inc.
Common Stock	100	-	-	-	2,525,481	(785,481)	1,740,000
Unsecured Loan (1)	$20,000	287	-	20,000	-	-	20,000
Total Control Investments		$9,528	$13,059,138	$160,000	$2,525,481	$(2,435,849)	$13,308,770

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	$-	$2,705,363	$-	$-	$(634,320)	$2,071,043
Preferred Membership, Class BB units (1)	500,000	-	3,681,316	-	-	143,501	3,824,817
Total Affiliate Investments		$-	$6,386,679	$-	$-	$(490,819)	$5,895,860

(1)	Non-income producing security.
(2)	Includes PIK interest and common stock issued in exchange for investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

Overview

We are an externally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act” or “Investment Company Act”). We originate and invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in private small and lower middle-market companies. Until June 9, 2016, we were managed by Princeton Investment Advisors, LLC (“Princeton Investment Advisors”). Since June 9, 2016, the date that the Company’s stockholders approved the investment advisory agreement with Princeton Advisory Group, Inc. (“Princeton Advisory Group” or the “Investment Advisor”) and through the date covered by this form 10-Q, we have been managed by Princeton Advisory Group, who also provides the administrative services necessary for us to operate.

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

On an annual basis, we intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders. We do not believe it is likely that the Company will meet the qualifications of a RIC for the 2017 tax year and we expect to be taxed as a corporation under Subchapter C of the Code.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, and corresponding equity investments.

At March 31, 2017, the Company had investments in 9 portfolio companies. The Company also held 1 U.S. Treasury Bill. The total cost and fair value of the total investments were approximately $101.5 million and $89.8 million, respectively. The composition of our investments by asset class as of March 31, 2017 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$14,557,857	$14,832,500	16.5%
Second Lien Loans	19,326,135	17,250,000	19.2
Unsecured Loans	296,922	296,922	0.3
Equity	21,340,640	11,469,239	12.8
Total Portfolio Investments	55,521,554	43,848,661	48.8
U.S. Treasury Bill	45,998,007	45,998,007	51.2
Total Investments	$101,519,561	$89,846,668	100.0%

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

At March 31, 2017, our weighted average yield based upon cost of our portfolio investments was approximately 8.85% of which approximately 8.12% is current cash interest, all bearing a fixed rate of interest. At December 31, 2016, our weighted average yield based upon cost of our portfolio investments was approximately 11.07% of which approximately 10.16% is current cash interest, all bearing a fixed rate of interest.

At March 31, 2017, we held approximately $46.0 million of United States Treasury securities. At December 31, 2016, we held approximately $52.4 million of United States Treasury securities. The United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

The primary portfolio investment activities for the three months ended March 31, 2017 are as follows:

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

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017			As of December 31, 2016
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	13,610,922	15.1%	4	13,281,000	13.5%	2
3	—	—	—	4,500,000	4.6%	1
4	12,768,500	14.2%	2	10,047,183	10.3%	3
5	6,000,000	6.7%	1	6,000,000	6.1%	1
	$32,379,422	36.0%	7	$33,828,183	34.5%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2017 we had 3 loans on non-accrual status and as of December 31, 2016, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to Princeton Advisory Group (and to Princeton Investment Advisors for the period prior to June 9, 2016) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;
●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by Princeton Advisory Group that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not Princeton Advisory Group);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not Princeton Advisory Group) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

	Three Months Ended March 31, 2017 (unaudited)		Three Months Ended March 31, 2016 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$338,327	$0.003	$451,849	$0.004
Other income	14,807	0.000	12,168	0.000
Total investment income	353,134	0.003	464,017	0.004

Operating expenses
Management fees	107,055	0.001	213,529	0.002
Administration fees	84,431	0.001	123,305	0.001
Professional fees	168,856	0.002	447,887	0.005
Valuation fees	37,100	0.000	-	-
Compliance fees	-	-	54,999	0.000
Directors’ fees	35,600	0.000	41,679	0.000
Consulting fees	30,000	0.000	-	-
Insurance expense	46,724	0.001	42,475	0.000
Interest expense	21,697	0.000	-	-
Other general and administrative expenses	21,068	0.000	35,604	0.000
Total operating expenses	552,531	0.005	959,478	0.008

Net investment income (loss) before tax	(199,397)	(0.002)	(495,461)	(0.004)
Income tax expense	10,430	0.000	320,000	0.003
Net investment income (loss) after tax	$(209,827)	$(0.002)	$(815,461)	$(0.007)
Net change in unrealized gain (loss)	$(1,948,851)	$(0.016)	$2,902,165	$0.024

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended March 31, 2017 and March 31, 2016, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $0 and $313,344 for the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses

Total operating expenses decreased from $959,478 for the three months ended March 31, 2016 to $552,531 for the three months ended March 31, 2017. The decrease is primarily due to a decrease in professional fees for the three months ended March 31, 2017.

Total operating expenses per share decreased from $0.008 per share for the three months ended March 31, 2016 to $0.005 per share for the three months ended March 31, 2017.

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from a loss of $(815,461) for the three months ended March 31, 2016 to a loss of $(209,827) for the three months ended March 31, 2017. This decrease in a loss was primarily due a decrease in professional fees for the three months ended March 31, 2017.

Net investment income (loss) (after tax) per share decreased from a loss of $(0.007) per share for the three months ended March 31, 2016 to a loss of $(0.002) per share for the three months ended March 31, 2017.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2017, we did not recognize any realized gain or loss.

For the three months ended March 31, 2016, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(1,948,851) for the three months ended March 31, 2017 primarily in connection with a loss of $1,433,519 on Class A preferred membership units in Integrated Medical Partners, LLC.

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

As of March 31, 2017, we had $17,788 in cash, and our net assets totaled $41,826,641. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of March 31, 2017, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

On January 18, 2016, the Board of Directors of the Company conditionally approved the PAG Investment Advisory Agreement between the Company and Princeton Advisory Group, Inc., a New Jersey corporation (the “PAG Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. On June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement. The effective date of the PAG Investment Advisory Agreement was June 9, 2016. The Board of Directors of the Company previously approved the termination of the investment advisory agreement between the Company and Princeton Investment Advisors, LLC (the “Terminated Investment Advisory Agreement”), such termination becoming effective on June 9, 2016, the date the PAG Investment Advisory Agreement was approved and adopted by the stockholders of the Company. The administrative services of the Company are also provided by Princeton Advisory Group. Inc. and subject to reimbursement of administrative related expenses under the PAG Investment Advisory Agreement.

We have entered into one contract under which we have material future commitments, the PAG Investment Advisory Agreement, pursuant to which the Princeton Advisory Group serves as our investment adviser. Payments under the PAG Investment Advisory Agreement in future periods will be equal to a percentage of the value of our net assets.

The PAG Investment Advisory Agreement is terminable by either party without penalty upon written notice by the Company or 60 days’ written notice by Princeton Advisory Group. If this agreement is terminated, the costs we incur under a new agreement may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our PAG Investment Advisory Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Distributions

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution. The Company will not meet the requirements to qualify as a RIC for the 2017 tax year.

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

Related Party Transactions

Management Fees

Management fees under the PAG Investment Advisory Agreement for the three months ended March 31, 2017 were $107,055. There were no management fees under PAG Investment Advisory Agreement for the three months ended March 31, 2016. Management fees under the Terminated Investment Advisory Agreement for the three months ended March 31, 2016 were $213,529. As of March 31, 2017, management fees of $164,134 and $341,559 were payable to Princeton Advisory Group and Princeton Investment Advisors, respectively.

Incentive Fees

There were no incentive fees earned by Princeton Investment Advisors for the three months ended March 31, 2017 or 2016.

There were no incentive fees earned by Princeton Advisory Group for the three months ended March 31, 2017 as the PAG Investment Advisory Agreement does not provide for an incentive fee.

Other Related Party Transactions

On March 30, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $1,500,000 with Sema4, Inc. and Princeton Advisory Group, Inc., as Lenders in order to purchase certain assets to qualify as a RIC. Sema4, Inc. committed $1,000,000 and Princeton Advisory Group, Inc. committed $500,000. The loan was repaid in full with interest at a rate of 10.0% per annum on April 8, 2016. Sema4, Inc. is the general partner of CPP and CPPII, which own approximately 87% and 9% of our common stock, respectively. Sema4, Inc. is solely owed by Mark DiSalvo, a current director, Interim President, and Interim CEO of the Company as of the date of this filing. Princeton Advisory Group, Inc. is wholly owned by Munish Sood, a former Director, former President, and former CEO of the Company as of the date of this filing.

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

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is the Company’s Chief Executive Officer, President and a director of the Company.  The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement.  The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016.  As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017. As of March 31, 2017, the amount outstanding on the loan was $815,000 as disclosed on the statements of assets and liabilities as term loan-related party.

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

Recent Developments

Portfolio Activity

●	On June 1, 2017, the Company issued notices of default on the Advantis Note and the associated Term Note for payment default. After giving 30 days to cure all defaults, the Company exercised its rights under the corresponding Stock Pledge Agreement to initiate transfer of the pledged stock certificates and warrants into the Company’s name on July 3, 2017.
●	On June 30, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $89,225 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of October 31, 2017.
●	On July 12, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $69,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.
●	On July 14, 2017, the Company received distributions from the sale of its investment in Spencer Enterprise Holdings, LLC (“Spencer”) in the amount of $5,895,860. The Company is also entitled to an additional $203,286 of proceeds held in escrow should they not be used. This is a full exit of the Company’s investment in Spencer.
●	On July 26, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $125,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.
●	On August 11, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $30,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.
●	On or about August 18, 2017, the Company participated in a $5 million revolving loan (the “Revolver”) from Capital Foundry Funding, LLC, an investment bank headquartered in Pittsburgh, PA, to ECM Energy Services, Inc. (“ECM”) headquartered in Waynesburg, PA. The Company’s participation interest is in the amount of $1 million for a term of 18 months with minimum annual rate of return of 12.0%. The Company’s $1 million participation interest in the Revolver, and the collateral securing same, is subordinate to the payment and performance of the $4 million first-position interest. ECM is an energy services company focused on natural gas and oil trucking and water logistics within the United States.
●	On September 11, 2017, the Company amended the unsecured loan to Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC and funded an additional $175,000 under the loan. The new note will accrue and pay interest quarterly at an annual rate of 6.0% and have a second lien security interest in the assets of the company. The maturity date was extended to September 30, 2019.
●	On September 27, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $200,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.
●	By September 30, 2017, the Company did not receive an extension of nor the purchase price amount agreed upon in the Note Purchase and Sale Agreement (“NPSA”) with NCC Financial, LLC (“NCC”) related to a senior secured promissory note issued to the Company by Lone Star Brewery Development, Inc. The NPSA is effectively terminated.

●	On October 25, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $45,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.
●	On November 20, 2017, the Company made a short term loan to Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC in the amount of $100,000 for working capital needs. The note will accrue and pay interest and equal principal payments on a monthly basis at an annual rate of 6.0% and have a second lien security interest in the assets of the company. The maturity date is May 20, 2018.
●	On January 1, 2018, the Company consolidated the prior bridge loans to Advantis Certified Staffing Solutions, Inc. into one note in the amount of $813,224.87. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.
●	On January 25, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $90,000 for working capital needs. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.
●	On February 13, 2018, the Company entered into a Forbearance Letter Agreement (the “Forbearance”) with Lone Star Brewery Development, Inc. for a maximum period of two years. During this period, the Company agreed to forbear from exercising and enforcing certain rights and remedies which the Company is entitled to and to accept a payoff equal to $7,500,000 plus 25% of the net sales proceeds/value of the property if by December 31, 2018 or $8,000,000 plus 25% of the net sales proceeds/value if on or after January 1, 2019. In return, Lone Star Brewery Development, Inc. refinanced out the first lien holder with a new lender in the amount of $11,000,000, put $3,248,000 into the project and paid the Company a forbearance fee at closing of $50,000. In connection with this Forbearance, the Company made a partial release of lien on an approximate three acre tract of land to a lender with a lien that was senior to the Company’s lien.
●	On February 20, 2018, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,821,000 for restaurant improvements and enhancements. In connection with this amendment, Rockfish Seafood Grill, Inc. agreed to make the RSG Revolver a performing loan on a quarter basis with payments resuming on March 31, 2018.
●	On February 26, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.
●	On March 22, 2018, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $600,000 for working capital needs and amended, restated and consolidated the two prior notes. The new consolidated note has a principal balance of $1,085,256 and will accrue and pay interest only on a quarterly basis at an annual rate of 18.0%. Dominion has the option to defer 6.0% of the annual rate of interest which will compound quarterly on the payment date. The maturity date of the new note is March 1, 2019.
●	On April 12, 2018, the Company funded $100,000 on the RSG Revolver.
●	On April 24, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $110,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018

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

Termination of Investment Advisory Agreement with Princeton Advisory Group and Entry into Interim Investment Advisory Agreement with House Hanover

As set forth in the Company’s Form 8-K filed on September 28, 2017, on September 27, 2017, the Board determined that it would be in the best interests of the Company to terminate the PAG Investment Advisory Agreement between the Company and Princeton Advisory Group. The Board further determined that it would send a formal notice of termination to Princeton Advisory Group to take effect at such time as the Board could adopt a responsible transition plan to replace Princeton Advisory Group.

As set forth in the Company’s Form 8-K filed on January 2, 2018, on December 27, 2017, the Board determined that it would be in the best interests of the Company and its stockholders to terminate the PAG Investment Advisory Agreement and sent a formal Notice of Termination to Princeton Advisory Group notifying Princeton Advisory Group of its termination as the Company’s investment advisor, effective as of December 31, 2017 at 11:59 p.m. Eastern Time. Also on December 27, 2017, the Board approved (specifically in accordance with Rule 15a-4(b)(1)(ii) of the Investment Company Act and authorized the Company to enter into an Interim Investment Advisory Agreement between the Company and House Hanover, LLC, a Delaware limited liability company (“House Hanover”) (the “Interim Investment Advisory Agreement”), in accordance with Rule 15a-4 of the Investment Company Act. The effective date of the Interim Investment Advisory Agreement was January 1, 2018.

In accordance with Rule 15a-4(a)(2), the Interim Investment Advisory Agreement does not need to be approved by the Company’s stockholders and the duration of the interim contract may not be greater than 150 days following the date on which the PAG Investment Advisory Agreement terminates.

A summary of the Interim Investment Advisory Agreement was included in the Form 8-K filed on January 2, 2018 and the full text of the Interim Investment Advisory Agreement is attached as Exhibit 10.1 thereto and incorporated by reference therein.

As set forth in the Company’s Definitive Proxy Statement which was filed with the SEC on April 20, 2018 and mailed to the Company’s stockholders on or about April 25, 2018, the Board of Directors has approved, and recommended that the Company’s stockholders approve, a long term investment advisory agreement with House Hanover. The approval of the investment advisory agreement with House Hanover, which would replace the Interim Investment Advisory Agreement, will be voted on by the Company’s stockholders at the 2018 Annual Meeting of Stockholders to be held on May 30, 2018.

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

Late Filings

As set forth in the Company’s Form 12b-25 filings on August 16, 2017, November 15, 2017, April 3, 2017, and May 16, 2018, the Company has not timely made its Form 10-Q filings for the periods ending June 30, 2017, September 30, 2017, and March 31, 2018, or its 10-K filing for the year ended December 31, 2017 due to its inability to do so without undue effort or expense.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will not be affected by changes in variable interest rates, including LIBOR as all of our outstanding loan portfolio bore interest as fixed rates as of March 31, 2017.

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

Under the direction, supervision and participation of the Company’s management, including our Chief Executive Officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO-Framework”). Based upon that evaluation, the Company’s CEO and CFO have concluded that except for the late filing of the Form 10-Q due to (i) delays experienced in finalizing the accounting for the transaction on March 13, 2015, (ii) the lawsuits disclosed in the Company’s public filings, and (iii) the investigation into Mr. Sood, the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2017, there were no other legal proceedings against the Company or any of its officers or directors.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Dated: May 30, 2018	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: May 30, 2018	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)