Form 10-Q
period 2017-06-30
PRINCETON CAPITAL CORP
filed 2018-05-30
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

PRINCETON CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2017 (unaudited)	December 31, 2016

ASSETS
Control investments at fair value (cost of $19,166,466 and $16,486,985, respectively)	$13,584,463	$13,059,138
Affiliate investments at fair value (cost of $5,306,750 and $5,306,750, respectively)	5,895,860	6,386,679
Non-control/non-affiliate investments at fair value (cost of $31,161,882 and $33,537,946, respectively)	24,610,532	26,161,123
Investment in U.S. Treasury Bill (cost of $0 and $52,398,253, respectively)	-	52,398,952
Total investments at fair value (cost of $55,635,098 and $107,729,934, respectively)	44,090,855	98,005,892
Cash	85,892	9,942
Restricted cash	-	524,007
Due from portfolio companies	272,841	172,959
Due from affiliates	43,940	43,940
Note receivable	450,000	500,000
Interest receivable	44,115	233,906
Deferred tax asset	314,590	319,516
Prepaid expenses	28,914	9,602
Total assets	45,331,147	99,819,764

LIABILITIES
Accrued management fees	550,107	535,783
Accounts payable (Note 2)	2,060,343	2,088,342
Term loan – related party	385,000	365,000
Due to affiliates	61,073	86,216
Short term payable for securities purchased	-	52,398,253
Tax expense payable	23,519	42,245
Deferred fee income	19,286	24,107
Accrued expenses and other liabilities	319,529	294,499
Total liabilities	3,418,857	55,834,445

Commitments and contingencies (Note 8)	-	-

Net assets	$41,912,290	$43,985,319

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at June 30, 2017 and December 31, 2016)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(1,226,377)	(1,226,377)
Distributions in excess of net investment income	(10,306,460)	(10,053,632)
Accumulated unrealized gain (loss) on investments	(11,544,243)	(9,724,042)
Total net assets	$41,912,290	$43,985,319
Net asset value per share	$0.348	$0.365

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$333,784	$224,765	$662,583	$437,205
Interest income from control investments	1,957	242,719	11,485	482,128
Other income from non-control/non-affiliate investments	-	-	4,821	-
Other income from affiliate investments	8,970	6,968	18,882	19,008
Other income from non-investment sources	76	36	150	164
Total investment income	344,787	474,488	697,921	938,505

OPERATING EXPENSES
Management fees	105,336	221,532	212,391	435,061
Administration fees	84,179	97,930	168,610	221,235
Professional fees (Note 2)	68,886	156,131	237,742	659,017
Valuation fees	37,100	-	74,200	-
Compliance fees	-	1,904	-	1,904
Directors’ fees	36,775	69,976	72,375	111,655
Bank fees	-	25	-	25
Consulting fees	-	-	30,000	-
Insurance expense	4,099	2,443	50,823	44,918
Interest expense	27,950	40,939	49,647	40,939
Other general and administrative expenses	15,779	148,406	36,847	184,010
Total operating expenses	380,104	739,286	932,635	1,698,764

Net investment income (loss) before tax	(35,317)	(264,798)	(234,714)	(760,259)
Income tax expense	7,684	9,006	18,114	329,006
Net investment income (loss) after taxes	(43,001)	(273,804)	(252,828)	(1,089,265)

Net realized gain (loss) on:
U.S. Treasury Bills	-	(172)	-	(172)
Total net realized gain (loss)	-	(172)	-	(172)
Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(153,043)	(4,328,378)	825,473	(4,615,371)
Affiliate investments	-	323,058	(490,819)	1,816,202
Control investments	281,693	(695,418)	(2,154,156)	1,000,768
U.S. Treasury Bills	-	(130)	(699)	(302)
Total net change in unrealized gain (loss) on investments	128,650	(4,700,868)	(1,820,201)	(1,798,703)
Total net realized gain (loss) and change in unrealized gain (loss) on investments	128,650	(4,701,040)	(1,820,201)	(1,798,875)
Net increase (decrease) in net assets resulting from operations	$85,649	$(4,974,844)	$(2,073,029)	$(2,888,140)

Net investment income (loss) per share
Basic	$0.000	$(0.002)	$(0.002)	$(0.009)
Diluted	$0.000	$(0.002)	$(0.002)	$(0.009)
Net increase (decrease) in net assets resulting from operations per share
Basic	$0.001	$(0.041)	$(0.017)	$(0.024)
Diluted	$0.001	$(0.041)	$(0.017)	$(0.024)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Six Months Ended June 30,
	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(252,828)	$(1,089,265)
Net realized gain (loss) on investments	-	(172)
Net change in unrealized gain (loss) on investments	(1,820,201)	(1,798,703)
Net increase (decrease) in net assets resulting from operations	(2,073,029)	(2,888,140)

Capital share transactions:
Unpaid dividend written off	-	600
Net increase in net assets resulting from capital share transactions	-	600

Total increase (decrease) in net assets	(2,073,029)	(2,887,540)
Net assets at beginning of period	43,985,319	48,225,563
Net assets at end of period	$41,912,290	$45,338,023

Capital share activity:
Common stock
Issuance of common stock	-	-
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,073,029)	$(2,888,140)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(315,062)	(280,000)
U.S. Treasury Bills	(45,998,007)	(93,000,130)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	6,000	-
U.S. Treasury Bills	98,396,260	50,000,000
Net change in unrealized (gain) loss on investments	1,820,201	1,798,703
Net realized (gain) loss on investments and U.S. Treasury Bill	-	172
Increase in investments due to PIK	-	(440,776)
Amortization of fixed income premium or discounts	5,645	60,272
Changes in other assets and liabilities:
Due from portfolio companies	(99,882)	(14,160)
Due from affiliates	-	(11,592)
Interest receivable	189,791	29,447
Prepaid expenses	(19,312)	12,687
Note receivable	50,000	-
Deferred tax asset	4,926	-
Accrued management fees	14,324	235,061
Accounts payable	(27,999)	656,154
Due to affiliates	(25,143)	25,217
Tax expense payable	(18,726)	35,430
Deferred fee income	(4,821)	-
Accrued expenses and other liabilities	25,030	54,080
Net cash provided by (used in) operating activities	51,930,196	(43,727,575)

Cash flows from financing activities:
Short term payable for securities purchased	(52,398,253)	42,569,958
Term loan – related party	20,000	390,000
Net cash provided by (used in) financing activities	(52,378,253)	42,959,958

Net increase (decrease) in cash and restricted cash	(448,057)	(767,617)
Cash and restricted cash at beginning of period	533,949	1,022,510
Cash and restricted cash at end of period	$85,892	$254,893

Supplemental disclosure of non-cash financing activities:
Dividends payable to stockholders	$-	$(600)
Unpaid dividend written off	$-	$600
Supplemental disclosure of cash flow financing activities:
Interest expense paid	$46,748	$153,468
Income tax paid	$36,840	$293,576

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2017 (Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	$6,352,944	$6,748,320	16.10%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,621,000	1,621,000	1,621,000	3.87%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	126,384	0.30%
Membership Interest – Class A(5)		99.997%	3,734,636	1,137,421	2.71%
Total			12,123,540	9,633,125	22.98%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 2.0% Cash, due 3/1/2018 (5), (8)	Medical Business	$276,922	276,922	276,922	0.66%
Preferred Membership, Class A units (5)	Services	800	4,196,937	1,818,459	4.34%
Preferred Membership, Class B units (5)		760	29,586	95,788	0.23%
Common Units (5)		14,082	-	6,169	0.01%
Total			4,503,445	2,197,338	5.24%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018	Energy Services	$20,000	14,000	14,000	0.03%
Common stock (5)		100	2,525,481	1,740,000	4.16%
Total			2,539,481	1,754,000	4.19%
Total control investments			19,166,466	13,584,463	32.41%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units	Home Furnishings	500,000	2,391,001	2,071,043	4.94%
Preferred Membership, Class BB units (5)	Manufacturing	500,000	2,915,749	3,824,817	9.13%
Total			5,306,750	5,895,860	14.07%
Total affiliate investments			5,306,750	5,895,860	14.07%

Non-control/non-affiliate investments
Advantis Certified Staffing Solutions, Inc.	Austin, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021	Staffing	$4,500,000	4,500,000	4,500,000	10.74%
Unsecured loan, 5%, due 10/31/2017		$89,225	89,225	89,225	0.21%
Warrant for 700,000 Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	16,510	0.04%
Total			4,589,225	4,605,735	10.99%
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 5/31/2020	Nickel Pipe,	$6,750,000	6,750,000	6,750,000	16.10%
Membership Interest – Class B (5)	Fittings & Flanges	25.97%	5,131,090	656,597	1.57%
Total			11,881,090	7,406,597	17.67%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5)	Real Estate Development	$8,076,135	8,076,135	6,000,000	14.32%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,596,809	6,614,232	6,597,000	15.74%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2017 (Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			31,161,882	24,610,532	58.72%
Total Portfolio Investments			55,635,098	44,090,855	105.20%

Total Investments			$55,635,098	$44,090,855	105.20%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of June 30, 2017, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of June 30, 2017.
(6)	Represents an illiquid investment. At June 30, 2017, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. This revolving loan commitment was increased in January 2017 by $140,000. As of June 30, 2017, the commitment was fully funded.
(8)	Represents investment in Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2017 (Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of June 30, 2017.

	June 30, 2017
Geography	Investments at Fair Value	Percentage of Net Assets

Canada	$1,200	0.00%
United States	44,089,655	105.20
Total	$44,090,855	105.20%

	June 30, 2017
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$9,633,125	22.98%
Nickel Pipe, Fittings and Flanges	7,406,597	17.67
Storage Company Property Management	6,597,000	15.74
Real Estate Development	6,000,000	14.32
Home Furnishings Manufacturing	5,895,860	14.07
Staffing	4,605,735	10.99
Medical Business Services	2,197,338	5.24
Energy Services	1,754,000	4.19
Security	1,200	0.00
Total	$44,090,855	105.20%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2016

Investments	Headquarters / Industry	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	$6,352,944	$6,549,261	14.89%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,481,000	1,481,000	1,481,000	3.37%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	102,826	0.23%
Membership Interest – Class A(5)		99.997%	3,734,636	925,407	2.10%
Total			11,983,540	9,058,494	20.59%
Dominion Medical Management, Inc.	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (2), (5)	Medical Business	$276,922	276,922	276,922	0.63%
Integrated Medical Partners, LLC	Services
Preferred Membership, Class A units (5)		800	4,196,937	3,337,779	7.59%
Preferred Membership, Class B units (5)		760	29,586	365,884	0.83%
Common Units (5)		14,082	-	20,059	0.05%
Total			4,503,445	4,000,644	9.10%
Total control investments			16,486,985	13,059,138	29.69%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (5)	Home Furnishings	500,000	2,391,001	2,705,363	6.15%
Preferred Membership, Class BB units (5)	Manufacturing	500,000	2,915,749	3,681,316	8.37%
Total			5,306,750	6,386,679	14.52%
Total affiliate investments			5,306,750	6,386,679	14.52%

Non-control/non-affiliate investments
Advantis Certified Staffing Solutions, Inc.	Austin, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021	Staffing	$4,500,000	4,500,000	4,500,000	10.23%
Warrant for 700,000 Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	7,352	0.02%
Total			4,500,000	4,507,352	10.25%
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 3/31/2018	Nickel Pipe, Fittings & Flanges	$6,750,000	6,750,000	6,750,000	15.35%
Membership Interest – Class B (5)		25.97%	5,131,090	631,571	1.43%
Total			11,881,090	7,381,571	16.78%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5)	Real Estate Development	$8,076,135	8,076,135	6,000,000	13.64%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,530,972	6,554,040	6,531,000	14.85%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (2), (3), (5)	Energy Services	$2,525,481	2,525,481	1,740,000	3.96%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2016 (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			33,537,946	26,161,123	59.48%
Total Portfolio Investments			55,331,681	45,606,940	103.69%

United States Treasury
U. S. Treasury Bill 0.0% 1/5/2017		$52,400,000	52,398,253	52,398,952	119.13%

Total Investments			$107,729,934	$98,005,892	222.82%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2016, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2016.
(6)	Represents an illiquid investment. At December 31, 2016, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. As of December 31, 2016, $10,000 remains unfunded.

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

June 30, 2017 (Unaudited)

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

On January 18, 2016, the Board of Directors of the Company conditionally approved the investment advisory agreement with Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group”) (the “PAG Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. At the 2016 Annual Meeting of Stockholders held on June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement, effective June 9, 2016. From June 9, 2016 through June 30, 2017 (the date covered by this quarterly report), Princeton Advisory Group acted as the Company’s investment advisor pursuant to the terms of the PAG Investment Advisory Agreement. The PAG Investment Advisory Agreement was subsequently terminated on December 31, 2017 as disclosed in Note 10.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2017, the Company had control investments in Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC, Integrated Medical Partners, LLC, and PCC SBH Sub, Inc. and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act. As of December 31, 2016, the Company had control investments in Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC, and Integrated Medical Partners, LLC and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forgo the risks for gains and losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments in other non-security financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled are reported as receivables for investments sold or payable for investments acquired, respectively, in the Statements of Assets and Liabilities.

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

June 30, 2017 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

June 30, 2017 (Unaudited)

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

The following table provides a reconciliation of cash and restricted cash as of June 30, 2017 and December 31, 2016 reported within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	June 30, 2017 (unaudited)	December 31, 2016
Cash	$85,892	$9,942
Restricted Cash	-	524,007
Total Cash and Restricted Cash	$85,892	$533,949

As of December 31, 2016, restricted cash consisted of cash held at Jefferies for purpose of purchasing U.S. Treasury Bills on margin.

Notes Receivable

As of June 30, 2017, the Company had $450,000 in receivables relating to the sale of its equity investment in Advantis Certified Staffing Solutions, Inc. As of December 31, 2016, the Company had $500,000 in receivables relating to the sale of its equity investment in Advantis Certified Staffing Solutions, Inc. Subsequent to quarter end, a notice of default on the note receivable was sent to the party that purchased the equity investment in Advantis Certified Staffing Solutions, Inc. and the Company reclaimed the shares on July 3, 2017. See Note 10.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in other income. Income from such sources for the three and six months ended June 30, 2017 was $8,970 and $23,703, respectively. Income from such sources for the three and six months ended June 30, 2016 was $6,968 and $19,008, respectively. Interest income earned on cash in the Company’s bank account is included in other income from non-investment sources. Income from such sources for the three and six months ended June 30, 2017 was $76 and $150, respectively. Income from such sources for the three and six months ended June 30, 2016 was $36 and $164, respectively.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the three and six months ended June 30, 2017 and 2016 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 8.  Through June 30, 2017, it was undeterminable the ultimate responsibility for amounts invoiced to the Company by two law firms that provided services, as these invoices were for all of such law firm’s fees even though they represented multiple parties and the Company believed that some of these services rendered were provided solely or primarily for the benefit of other represented parties. For the three and six months ended June 30, 2017, the Company was not invoiced any legal fees by these two law firms related to this lawsuit. As of December 31, 2017, the Company reached an agreement with the two law firms and paid them $330,000 to settle all outstanding invoices. Other legal fees invoiced to the Company for the three and six months ended June 30, 2017 and 2016, were incurred in the normal operating course of business and are included in professional fees on the Statements of Operations.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter.  For the three and six months ended June 30, 2017 and 2016 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and six months ended June 30, 2017 and 2016, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

June 30, 2017 (Unaudited)

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended June 30, 2017 and June 30, 2016 and the six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$85,649	$(4,974,844)	$(2,073,029)	$(2,888,140)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$0.001	$(0.041)	$(0.017)	$(0.024)
Diluted	$0.001	$(0.041)	$(0.017)	$(0.024)

(1) Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2017 and December 31, 2016, respectively:

	As of June 30, 2017 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,966,320	$14,966,320
Second Lien Loans	-	-	17,250,000	17,250,000
Unsecured Loans	-	-	380,147	380,147
Equity	-	-	11,494,388	11,494,388
Total Portfolio Investments	-	-	44,090,855	44,090,855
Total Investments	$-	$-	$44,090,855	$44,090,855

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$16,301,261	$16,301,261
Second Lien Loans	-	-	17,250,000	17,250,000
Unsecured Loans	-	-	276,922	276,922
Equity	-	-	11,778,757	11,778,757
Total Portfolio Investments	-	-	45,606,940	45,606,940
U.S. Treasury Bill	52,398,952	-	-	52,398,952
Total Investments	$52,398,952	$-	$45,606,940	$98,005,892

During the six months ended June 30, 2017 and the year ended December 31, 2016, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2017 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Amortization	(5,645)	-	-	-	(5,645)
Purchases of investments	205,837	-	109,225	-	315,062
Sales of investments	-	-	(6,000)	-	(6,000)
Change in unrealized gain (loss) on investments	990,348	-	-	(2,809,850)	(1,819,502)
Transfer due to restructuring	(2,525,481)	-	-	2,525,481	-
Fair value at end of period	$14,966,320	$17,250,000	$380,147	$11,494,388	$44,090,855
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2017	$990,348	$-	$-	$(2,809,850)	$(1,819,502)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2016 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$16,064,535	$21,386,494	$371,922	$10,876,569	$48,699,520
Amortization	(16,161)	-	-	-	(16,161)
Purchases of investments	463,211	-	280,000	-	743,211
Sales of investments	(50,000)	-	-	(500,000)	(550,000)
Payment-in-kind interest	473,818	-	-	-	473,818
Realized gain (loss)	-	(1,454,270)	(375,000)	367,383	(1,461,887)
Change in unrealized gain (loss) on investments	(634,142)	2,448,866	-	(4,096,285)	(2,281,561)
Transfer due to restructuring	-	(5,131,090)	-	5,131,090	-
Fair value at end of year	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2016	$(634,141)	$463,275	$-	$(4,197,583)	$(4,368,449)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,597,000	Discounted Cash Flow	Discount Rate	14.00%
	8,369,320	Discounted Cash Flow	Discount Rate	12.20%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-1.0x (0.8x)
Total	14,966,320
Second Lien Loans	6,000,000	Discounted Cash Flow	Discount Rate	134.00%
	4,500,000	Discounted Cash Flow	Discount Rate	14.00%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.2x-6.0x (4.0x)
	6,750,000	Discounted Cash Flow	Discount Rate	8.20%
		Market Approach	Enterprise Value/Revenue Multiple	8.0x-10.7x (9.35x)
Total	17,250,000
Unsecured Loans	366,147	Discounted Cash Flow	Discount Rate	11.90%-14.00% (12.95%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.20x– 31.60x (15.90x)
Total	366,147
Equity	3,858,528	Black-Scholes Option	Volatility	21.30%-35.50% (28.40%)
		Pricing Model	Discount for lack of marketability	5.00%-31.00% (18.00%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.2x – 31.6x (15.9x)
		Income Approach	Discount Rate	8.2% - 14.0% (11.1%)
	1,740,000	Market Approach	Real Estate Appraisal Values	N/A
Total	5,598,528
Total Level 3 Investments	$38,180,995

The Company’s remaining Level 3 investments aggregating approximately $5,909,860 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of June 30, 2017.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,531,000	Discounted Cash Flow	Discount Rate	14.00%
	8,030,261	Discounted Cash Flow	Discount Rate	12.20%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.9x (0.75x)
	1,740,000	Market Approach	Real Estate Appraisal Values	N/A
Total	16,301,261
Second Lien Loans	6,000,000	Discounted Cash Flow	Discount Rate	68.00%
	4,500,000	Discounted Cash Flow	Discount Rate	14.10%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.6x
	6,750,000	Discounted Cash Flow	Discount Rate	9.00%
		Market Approach	Enterprise Value/Revenue Multiple	8.6x
Total	17,250,000
Unsecured Loans	276,922	Discounted Cash Flow	Discount Rate	12.60%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	1.10x– 20.60x (10.85x)
Total	276,922

Equity	11,778,757	Black-Scholes Option	Volatility	22.50%-39.50% (31.00%)
		Pricing Model	Discount for lack of marketability	5.00%-32.00% (18.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.4x – 20.6x (10.5x)
		Income Approach	Discount Rate	9.4% - 14.1% (11.75%)
Total	11,778,757
Total Level 3 Investments	$45,606,940

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

Management fees under the PAG Investment Advisory Agreement for the three and six months ended June 30, 2017 were $105,336 and $212,391, respectively. Management fees under the PAG Investment Advisory Agreement were $51,123 for both the three and six months ended June 30, 2016. Management fees under the Terminated Investment Advisory Agreement for the three and six months ended June 30, 2016 were $170,409 and $383,938, respectively. As of June 30, 2017 and December 31, 2016, management fees of $208,548 and $194,224, respectively, were payable to Princeton Advisory Group.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

Administration fees were $52,929 and $106,110 for the three and six months ended June 30, 2017, respectively, and sub-administration fees were $31,250 and $62,500 for the three and six months ended June 30, 2017, respectively, as shown on the Statements of Operations under administration fees. Administration fees were $52,257 and $125,562 for the three and six months ended June 30, 2016, respectively, and sub-administration fees were $45,673 and $95,673 for the three and six months ended June 30, 2016, respectively, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2017, none of the portfolio companies had accepted our offer for such services.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is the Company’s Chief Executive Officer, President and a director of the Company.  The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement.  The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016.  As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017. As of June 30, 2017, the amount outstanding on the loan was $385,000 as disclosed on the statements of assets and liabilities as term loan-related party.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.365	$0.400
Net investment loss	(0.002)	(0.009)
Change in unrealized gain (loss)	(0.015)	(0.015)
Net asset value at end of period	$0.348	$0.376
Total return based on net asset value (2)	(4.7)%	(6.0)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$41,912,290	$45,338,023
Average net assets	$42,888,090	$54,878,301
Annualized ratio of net operating expenses to average net assets (3)	4.4%	5.6%
Annualized ratio of net investment income (loss) to average net assets(3)	(1.2)%	(3.4)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	3.2%	3.9%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(3)	(9.7)%	(10.0)%
Portfolio Turnover	0.01%	0.2%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

	Year Ended December 31,
	2016	2015	2014		2013		2012
Per Share Data (1):
Net asset value at beginning of period	$0.400	$0.254	$0.564		$0.174		$0.204
Net investment loss	(0.004)	(0.013)	(0.144)		(0.062)		(0.068)
Change in unrealized gain (loss)	(0.019)	(0.081)	(0.358)		0.388		(0.004)
Realized gain	(0.012)	0.002	0.192		0.064		0.042
Change in capital share transactions	-	0.238	-		-		-
Net asset value at end of period	$0.365	$0.400	$0.254		$0.564		$0.174
Total return based on net asset value (2)	(8.8)%	(36.2)%	(55.0)%		224.1%		(14.7)%
Weighted average shares outstanding for period, basic	120,486,061	97,402,398	1,816,534		1,816,534		1,816,534
Raito/Supplemental Data:
Net assets at end of period	$43,985,319	$48,225,563	$462,022		$1,025,493		$317,502
Average net assets	$46,991,446	$45,472,971	$743,758		$671,498		$343,572
Annualized ratio of net operating expenses toaverage net assets	5.8%	9.5%	35.2%		16.6%		35.6%
Annualized ratio of net investment income (loss) to average net assets	(1.1)%	(2.7)%	(35.2)%		(16.6)%		(35.6)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.3%	8.0%	35.2%		16.2%		34.6%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	(9.0)%	(19.5)%	(75.8	)(4)%	105.4	(4)%	(15.2	)(4)%
Portfolio Turnover	1.1%	0.7%	31.2	(4)%	14.7	(4)%	17.9	(4)%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial highlights for periods of less than one year are annualized and each of the ratios to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the six months ended June 30, 2016 the Company incurred $329,219 of legal fees that were deemed to be non-recurring.
(4)	Unaudited

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of June 30, 2017. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. Through the date of filing, the guaranteed amount has reduced to approximately $195,134.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

The Company has determined that Rockfish Seafood Grill, Inc. and PCC SBH Sub, Inc. two of its majority owned control investments were considered a significant subsidiaries at the 20% level at June 30, 2017.

Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company, as well as Rockfish Seafood Grill, Inc. and PCC SBH Sub, Inc., two majority owned control investments were also considered significant subsidiaries at the 10% level at June 30, 2017. The following tables shows the summarized financial information for Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC, and PCC SBH Sub, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	PCC SBH Sub, Inc.
	As of June 30, 2017 (unaudited)	As of June 30, 2017 (unaudited)	As of June 30, 2017 (unaudited)
Balance Sheet
Current Assets	$318	$2,908	$269
Noncurrent Assets	3,473	5,644	2,432
Current Liabilities	1,571	4,467	258
Noncurrent Liabilities	8,790	561	-

	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	PCC SBH Sub, Inc.
	Six Months Ended June 30, 2017 (unaudited)	Six Months Ended June 30, 2017 (unaudited)	Six Months Ended June 30, 2017 (unaudited)
Income Statement
Net Revenue (Loss)	$10,293	$7,497	$(63)
Gross Profit	7,202	2,361	113
Net Income (Loss)	(64)	(217)	(82)

NOTE 10 – SUBSEQUENT EVENTS

Portfolio Activity

●

On July 3, 2017, the Company exercised its rights under the corresponding Stock Pledge Agreement to initiate transfer of the pledged stock certificates and warrants of Advantis Certified Staffing Solutions, Inc. into the Company’s name.

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

June 30, 2017 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

Late Filings

As set forth in the Company’s Form 12b-25 filings on November 15, 2017, April 3, 2018, and May 16, 2018, the Company has not timely made its Form 10-Q filings for the periods ending September 30, 2017 and March 31, 2018, or its 10-K filing for the year ended December 31, 2017 due to its inability to do so without undue effort or expense.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2016 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2017.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at June 30, 2017	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2016	Purchases (2)	Sales	Transfers from Restructuring	Change in Unrealized Gains/Losses	Fair Value at June 30, 2017
Control Investments
Rockfish Seafood Grill, Inc.
First Lien Loan (1)	$6,352,944	$-	$6,549,261	$-	$-	$-	$199,059	$6,748,320
Revolving Loan (1)	$1,621,000	-	1,481,000	140,000	-	-	-	1,621,000
Rockfish Holdings, LLC
Warrant (1)	10%	-	102,826	-	-	-	23,558	126,384
Membership Interest (1)	99.997%	-	925,407	-	-	-	212,014	1,137,421
Integrated Medical Partners, LLC
Unsecured Loan (1)	$276,922	10,622	276,922	-	-	-	-	276,922
Preferred Membership – Class A (1)	800	-	3,337,779	-	-	-	(1,519,320)	1,818,459
Preferred Membership – Class B (1)	760	-	365,884	-	-	-	(270,096)	95,788
Common Stock (1)	14,082	-	20,059	-	-	-	(13,890)	6,169
PCC SBH Sub, Inc.
Common Stock	100	-	-	-	-	2,525,481	(785,481)	1,740,000
Unsecured Loan (1)	$14,000	863	-	20,000	(6,000)	-	-	14,000
Total Control Investments		$11,485	$13,059,138	$160,000	$(6,000)	$2,525,481	$(2,154,156)	$13,584,463

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	$-	$2,705,363	$-	$-	$-	$(634,320)	$2,071,043
Preferred Membership, Class BB units (1)	500,000	-	3,681,316	-	-	-	143,501	3,824,817
Total Affiliate Investments		$-	$6,386,679	$-	$-	$-	$(490,819)	$5,895,860

(1) Non-income producing security.

(2)  Includes PIK interest and common stock issued in exchange for investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

At June 30, 2017, the Company had investments in 9 portfolio companies. The Company did not hold any U.S. Treasury Bills as of June 30, 2017. The total cost and fair value of the total investments were approximately $55.6 million and $44.1 million, respectively. The composition of our investments by asset class as of June 30, 2017 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$14,588,176	$14,966,320	33.9%
Second Lien Loans	19,326,135	17,250,000	39.1
Unsecured Loans	380,147	380,147	0.9
Equity	21,340,640	11,494,388	26.1
Total Portfolio Investments	55,635,098	44,090,855	100.0
Total Investments	$55,635,098	$44,090,855	100.0%

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

At June 30, 2017, our weighted average yield based upon cost of our portfolio investments was approximately 8.84% of which approximately 8.11% is current cash interest, all bearing a fixed rate of interest. At December 31, 2016, our weighted average yield based upon cost of our portfolio investments was approximately 11.07% of which approximately 10.16% is current cash interest, all bearing a fixed rate of interest.

At June 30, 2017, we did not hold any United States Treasury securities. At December 31, 2016, we held approximately $52.4 million of United States Treasury securities. The United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

The primary portfolio investment activities for the six months ended June 30, 2017 are as follows:

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

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017			As of December 31, 2016
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$-	-	-	$-	-	-
2	13,637,922	30.9%	4	13,281,000	13.5%	2
3	-	-		4,500,000	4.6%	1
4	12,958,545	29.4%	2	10,047,183	10.3%	3
5	6,000,000	13.6%	1	6,000,000	6.1%	1
	$32,596,467	73.9%	7	$33,828,183	34.5%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2017 we had 3 loans on non-accrual status and as of December 31, 2016, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to Princeton Advisory Group (and to Princeton Investment Advisors for the period prior to June 9, 2016) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by Princeton Advisory Group that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not Princeton Advisory Group);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not Princeton Advisory Group) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

	Three Months Ended June 30, 2017 (unaudited)		Three Months Ended June 30, 2016 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$335,741	$0.003	$467,484	$0.004
Other income	9,046	0.000	7,004	0.000
Total investment income	344,787	0.003	474,488	0.004

Operating expenses
Management fees	105,336	0.001	221,532	0.002
Administration fees	84,179	0.001	97,930	0.001
Professional fees	68,886	0.001	156,131	0.001
Valuation fees	37,100	0.000	-	-
Compliance fees	-	-	1,904	0.000
Directors’ fees	36,775	0.000	69,976	0.001
Bank fees	-	-	25	0.000
Insurance expense	4,099	0.000	2,443	0.000
Interest expense	27,950	0.000	40,939	0.000
Other general and administrative expenses	15,779	0.000	148,406	0.001
Total operating expenses	380,104	0.003	739,286	0.006

Net investment income (loss) before tax	(35,317)	(0.000)	(264,798)	(0.002)
Income tax expense	7,684	0.000	9,006	0.000
Net investment income (loss) after tax	$(43,001)	$(0.000)	$(273,804)	$(0.002)
Net change in unrealized gain (loss)	$128,650	$0.001	$(4,700,868)	$(0.039)
Net realized gain (loss)	$-	$-	$(172)	$(0.000)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended June 30, 2017 and June 30, 2016, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $0 and $127,432 for the three months ended June 30, 2017 and 2016, respectively.

Operating Expenses

Total operating expenses decreased from $739,286 for the three months ended June 30, 2016 to $380,104 for the three months ended June 30, 2017. The decrease is primarily due to a decrease in professional fees and management fees for the three months ended June 30, 2017.

Total operating expenses per share decreased from $0.006 per share for the three months ended June 30, 2016 to $0.003 per share for the three months ended June 30, 2017.

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from a loss of $(273,804) for the three months ended June 30, 2016 to a loss of $(43,001) for the three months ended June 30, 2017. This decrease in a loss was primarily due a decrease in professional fees for the three months ended June 30, 2017.

Net investment income (loss) (after tax) per share decreased from a loss of $(0.002) per share for the three months ended June 30, 2016 to a loss of $(0.000) per share for the three months ended June 30, 2017.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2017, we did not recognize any realized gain or loss.

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

Net change in unrealized gain (loss) on investments totaled a gain of $128,650 for the three months ended June 30, 2017 primarily in connection with a gain of $$230,748 on the common stock in Rockfish Seafood Grill, Inc. and a gain of $100,820 on the first lien loan to Rockfish Seafood Grill, Inc., offset by a loss of $157,587 on the Class BB preferred membership units in Spencer Enterprise Holdings, LLC.

Net change in unrealized gain (loss) on investments totaled a loss of $(4,700,868) for the three months ended June 30, 2016 primarily in connection with a loss of $2,074,000 on the second line loan to Lone Star Brewery Development Inc. and a loss of $1,522,723 on the second lien loan to Performance Alloys, Inc.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

	Six Months Ended June 30, 2017 (unaudited)		Six Months Ended June 30, 2016 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)
Investment income
Interest income (2)	$674,068	$0.006	$919,333	$0.008
Other income	23,853	0.000	19,172	0.000
Total investment income	697,921	0.006	938,505	0.008

Operating expenses
Management fees	212,391	0.002	435,061	0.004
Administration fees	168,610	0.001	221,235	0.002
Professional fees	237,742	0.003	659,017	0.005
Valuation fees	74,200	0.001	-	-
Compliance fees	72,375	0.001	1,904	0.000
Directors’ fees	-	-	111,655	0.001
Bank fees	-	-	25	0.000
Consulting fees	30,000	0.000	-	-
Insurance expense	50,823	0.000	44,918	0.000
Interest expense	49,647	0.000	40,939	0.000
Other general and administrative expenses	36,847	0.000	184,010	0.002
Total operating expenses	932,635	0.008	1,698,764	0.014

Net investment income (loss) before tax	(234,714)	(0.002)	(760,259)	(0.006)
Income tax expense	18,114	0.000	329,006	0.003
Net investment income (loss) after tax	$(252,828)	$(0.002)	$(1,089,265)	$(0.009)
Net change in unrealized gain (loss)	$(1,820,201)	$0.015	$(1,798,703)	$(0.015)
Net realized gain (loss)	$-	$-	$(172)	$0.000

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the six months ended June 30, 2017 and June 30, 2016, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $0 and $440,776 for the six months ended June 30, 2017 and 2016, respectively.

Operating Expenses

Total operating expenses decreased from $1,698,764 for the six months ended June 30, 2016 to $932,635 for the six months ended June 30, 2017. The decrease is primarily due to a decrease in professional fees and management fees for the six months ended June 30, 2017.

Total operating expenses per share decreased from $0.014 per share for the six months ended June 30, 2016 to $0.008 per share for the six months ended June 30, 2017.

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from a loss of $(1,089,265) for the six months ended June 30, 2016 to a loss of $(252,828) for the six months ended June 30, 2017. This decrease in a loss was primarily due a decrease in professional fees and a decrease in income tax expense for the six months ended June 30, 2017.

Net investment income (loss) (after tax) per share decreased from a loss of $(0.009) per share for the six months ended June 30, 2016 to a loss of $(0.002) per share for the six months ended June 30, 2017.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the six months ended June 30, 2017, we did not recognize any realized gain or loss.

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

Net change in unrealized gain (loss) on investments totaled a loss of $(1,820,201) for the six months ended June 30, 2017 primarily in connection with a loss of $1,519,320 on Class A preferred membership units in Integrated Medical Partners, LLC.

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

As of June 30, 2017, we had $85,892 in cash, and our net assets totaled $41,912,290. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of June 30, 2017, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Related Party Transactions

Management Fees

Management fees under the PAG Investment Advisory Agreement for the three and six months ended June 30, 2017 were $105,336 and $212,391, respectively. Management fees under the PAG Investment Advisory Agreement were $51,123 for both the three and six months ended June 30, 2016. Management fees under the Terminated Investment Advisory Agreement for the three and six months ended June 30, 2016 were $170,409 and $383,938, respectively. As of June 30, 2017, management fees of $208,548 and $341,559 were payable to Princeton Advisory Group and Princeton Investment Advisors, respectively.

Incentive Fees

There were no incentive fees earned by Princeton Investment Advisors for the three or six months ended June 30, 2017 or 2016.

There were no incentive fees earned by Princeton Advisory Group for the three or six months ended June 30, 2017 as the PAG Investment Advisory Agreement does not provide for an incentive fee.

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

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is the Company’s Chief Executive Officer, President and a director of the Company.  The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement.  The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016.  As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017. As of June 30, 2017, the amount outstanding on the loan was $385,000 as disclosed on the statements of assets and liabilities as term loan-related party.

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

Recent Developments

Portfolio Activity

●

On July 3, 2017, the Company exercised its rights under the corresponding Stock Pledge Agreement to initiate transfer of the pledged stock certificates and warrants of Advantis Certified Staffing Solutions, Inc. into the Company’s name.

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

Late Filings

As set forth in the Company’s Form 12b-25 filings on November 15, 2017, April 3, 2017, and May 16, 2018, the Company has not timely made its Form 10-Q filings for the periods ending September 30, 2017 and March 31, 2018, or its 10-K filing for the year ended December 31, 2017 due to its inability to do so without undue effort or expense.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will not be affected by changes in variable interest rates, including LIBOR as all of our outstanding loan portfolio bore interest as fixed rates as of June 30, 2017.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2017, there were no legal proceedings against the Company or any of its officers or directors.

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