Form 10-Q
period 2017-09-30
PRINCETON CAPITAL CORP
filed 2018-08-28
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of August 28, 2018 was 120,486,061.

PRINCETON CAPITAL CORPORATION

 i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2017 (unaudited)	December 31, 2016

ASSETS
Control investments at fair value (cost of $24,909,690 and $16,486,985, respectively)	$18,448,439	$13,059,138
Affiliate investments at fair value (cost of $0 and $5,306,750, respectively)	-	6,386,679
Non-control/non-affiliate investments at fair value (cost of $27,626,157 and $33,537,946, respectively)	22,992,856	26,161,123
Investment in U.S. Treasury Bill (cost of $0 and $52,398,253, respectively)	-	52,398,952
Total investments at fair value (cost of $52,535,847 and $107,729,934, respectively)	41,441,295	98,005,892
Cash	3,113,560	9,942
Restricted cash	-	524,007
Due from portfolio companies	266,838	172,959
Due from affiliates	43,940	43,940
Note receivable	-	500,000
Interest receivable	250,839	233,906
Deferred tax asset	314,590	319,516
Prepaid expenses	82,096	9,602
Total assets	45,513,158	99,819,764

LIABILITIES
Accrued management fees	426,362	535,783
Accounts payable (Note 2)	1,908,240	2,088,342
Term loan – related party	-	365,000
Due to affiliates	56,914	86,216
Insurance loan payable	52,717	-
Short term payable for securities purchased	-	52,398,253
Tax expense payable	28,457	42,245
Deferred fee income	32,370	24,107
Accrued expenses and other liabilities	118,780	294,499
Total liabilities	2,623,840	55,834,445

Commitments and contingencies (Note 8)	-	-

Net assets	$42,889,318	$43,985,319

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at September 30, 2017 and December 31, 2016)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(637,266)	(1,226,377)
Distributions in excess of net investment income	(10,368,234)	(10,053,632)
Accumulated unrealized gain (loss) on investments	(11,094,552)	(9,724,042)
Total net assets	$42,889,318	$43,985,319
Net asset value per share	$0.356	$0.365

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$347,149	$331,849	$1,009,732	$769,054
Interest income from control investments	7,654	-	19,139	482,128
Other income from non-control/non-affiliate investments	14,188	5,071	19,009	5,071
Other income from affiliate investments	-	8,280	18,882	27,288
Other income from non-investment sources	1,669	10	1,819	174
Total investment income	370,660	345,210	1,068,581	1,283,715

OPERATING EXPENSES
Management fees	110,740	94,448	323,131	529,509
Administration fees	92,283	31,250	260,893	252,485
Professional fees (Note 2)	93,078	164,398	330,820	823,415
Valuation fees	-	-	74,200	-
Compliance fees	-	-	-	1,904
Directors’ fees	52,125	57,543	124,500	169,198
Bank fees	-	-	-	25
Consulting fees	-	-	30,000	-
Insurance expense	34,209	34,151	85,032	79,069
Interest expense	12,477	17,016	62,124	57,955
Other general and administrative expenses	29,838	151,996	66,685	336,006
Total operating expenses	424,750	550,802	1,357,385	2,249,566

Net investment income (loss) before tax	(54,090)	(205,592)	(288,804)	(965,851)
Income tax expense	7,684	8,689	25,798	337,695
Net investment income (loss) after taxes	(61,774)	(214,281)	(314,602)	(1,303,546)

Net realized gain (loss) on:
Non-control/non-affiliate investments	-	(50,000)	-	(50,000)
Affiliate investments	589,111	-	589,111	-
U.S. Treasury Bills	-	42	-	(130)
Total net realized gain (loss)	589,111	(49,958)	589,111	(50,130)
Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	1,934,559	361,898	2,760,032	(4,253,473)
Affiliate investments	(589,110)	(96,424)	(1,079,929)	1,719,778
Control investments	(895,758)	(1,184,796)	(3,049,914)	(184,028)
U.S. Treasury Bills	-	(364)	(699)	(666)
Total net change in unrealized gain (loss) on investments	449,691	(919,686)	(1,370,510)	(2,718,389)
Total net realized gain (loss) and change in unrealized gain (loss) on investments	1,038,802	(969,644)	(781,399)	(2,768,519)
Net increase (decrease) in net assets resulting from operations	$977,028	$(1,183,925)	$(1,096,001)	$(4,072,065)

Net investment income (loss) per share
Basic	$(0.001)	$(0.002)	$(0.003)	$(0.011)
Diluted	$(0.001)	$(0.002)	$(0.003)	$(0.011)
Net increase (decrease) in net assets resulting from operations per share
Basic	$0.008	$(0.010)	$(0.009)	$(0.034)
Diluted	$0.008	$(0.010)	$(0.009)	$(0.034)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(314,602)	$(1,303,546)
Net realized gain (loss) on investments	589,111	(50,130)
Net change in unrealized gain (loss) on investments	(1,370,510)	(2,718,389)
Net increase (decrease) in net assets resulting from operations	(1,096,001)	(4,072,065)

Capital share transactions:
Unpaid dividend written off	-	600
Net increase in net assets resulting from capital share transactions	-	600

Total increase (decrease) in net assets	(1,096,001)	(4,071,465)
Net assets at beginning of period	43,985,319	48,225,563
Net assets at end of period	$42,889,318	$44,154,098

Capital share activity:
Common stock
Issuance of common stock	-	-
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,096,001)	$(4,072,065)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(2,773,258)	(505,000)
U.S. Treasury Bills	(45,998,007)	(140,000,091)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	6,178,782	-
U.S. Treasury Bills	98,396,260	93,000,000
Net change in unrealized (gain) loss on investments	1,370,510	2,718,389
Net realized (gain) loss on investments and U.S. Treasury Bill	(589,111)	50,130
Increase in investments due to PIK	(33,717)	(473,818)
Amortization of fixed income premium or discounts	13,138	63,216
Changes in other assets and liabilities:
Due from portfolio companies	(93,879)	(19,257)
Due from affiliates	-	(11,592)
Interest receivable	(16,933)	(100,401)
Prepaid expenses	(72,494)	17,367
Note receivable	500,000	-
Deferred tax asset	4,926	-
Accrued management fees	(109,421)	314,509
Accounts payable	(180,102)	580,941
Due to affiliates	(29,302)	71,278
Tax expense payable	(13,788)	35,430
Deferred fee income	8,263	28,929
Accrued expenses and other liabilities	(175,719)	59,365
Net cash provided by (used in) operating activities	55,290,147	(48,242,670)

Cash flows from financing activities:
Insurance loan payable	52,717	-
Short term payable for securities purchased	(52,398,253)	46,999,961
Term loan – related party	(365,000)	695,000
Net cash provided by (used in) financing activities	(52,710,536)	47,694,961

Net increase (decrease) in cash and restricted cash	2,579,611	(547,709)
Cash and restricted cash at beginning of period	533,949	1,022,510
Cash and restricted cash at end of period	$3,113,560	$474,801

Supplemental disclosure of non-cash financing activities:
Dividends payable to stockholders	$-	$(600)
Unpaid dividend written off	$-	$600
Supplemental disclosure of cash flow financing activities:
Interest expense paid	$57,637	$121,171
Income tax paid	$39,586	$302,265

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2017 (Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5)	Staffing	$4,500,000	$4,500,000	$3,882,453	9.05%
Unsecured loan, 5%, due 10/31/2017		$89,225	89,225	89,225	0.21%
Unsecured loan, 5%, due 12/31/2017		$69,000	69,000	69,000	0.16%
Unsecured loan, 5%, due 12/31/2017		$125,000	125,000	125,000	0.29%
Unsecured loan, 5%, due 12/31/2017		$30,000	30,000	30,000	0.07%
Unsecured loan, 5%, due 12/31/2017		$105,000	105,000	105,000	0.24%
Unsecured loan, 5%, due 12/31/2017		$200,000	200,000	200,000	0.47%
Common Stock – Series A (5)		225,000	10,150	6,279	0.01%
Common Stock – Series B (5)		9,500,000	428,571	265,117	0.62%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	11,278	6,977	0.02%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	19,535	0.05%
Total			5,568,224	4,798,586	11.19%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 6.0% Cash, due 9/30/2019 (5), (8)	Medical Business	$451,922	451,922	451,922	1.05%
Preferred Membership, Class A units (5)	Services	800	4,196,937	1,832,261	4.27%
Preferred Membership, Class B units (5)		760	29,586	81,667	0.19%
Common Units (5)		14,082	-	3,724	0.01%
Total			4,678,445	2,369,574	5.52%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5)		100	2,525,481	1,740,000	4.06%
Total			2,539,481	1,754,000	4.09%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	6,352,944	6,851,795	15.98%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,621,000	1,621,000	1,621,000	3.78%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	105,351	0.24%
Membership Interest – Class A(5)		99.997%	3,734,636	948,133	2.21%
Total			12,123,540	9,526,279	22.21%
Total control investments			24,909,690	18,448,439	43.01%

Non-control/non-affiliate investments
ECM Energy Services, Inc.	Waynesburg, PA
Revolving Loan, US Prime Rate + 1%, (5.25% floor) and 7.2% collateral management fee, overall floor of 12.0%, due 2/11/2019 (9)	Energy Services	$1,000,000	1,000,000	1,000,000	2.33%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,630,526	6,667,732	6,631,000	15.46%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5)	Real Estate Development	$8,076,135	8,076,135	8,410,002	19.61%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2017 (Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 5/31/2020	Nickel Pipe,	$6,750,000	$6,750,000	$6,750,000	15.74%
Membership Interest – Class B (5)	Fittings & Flanges	25.97%	5,131,090	200,654	0.47%
Total			11,881,090	6,950,654	16.21%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			27,626,157	22,992,856	53.61%
Total Portfolio Investments			52,535,847	41,441,295	96.62%

Total Investments			$52,535,847	$41,441,295	96.62%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of September 30, 2017, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of September 30, 2017.
(6)	Represents an illiquid investment. At September 30, 2017, 100% of the total fair value of portfolio investments are illiquid.
(7)

On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. This revolving loan commitment was increased in January 2017 by $140,000. As of September 30, 2017, the commitment was fully funded. On February 20, 2018 this revolving loan commitment was increased by $200,000 and the maturity date extended to December 31, 2018.

(8)	Represents investment in Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC.
(9)	Represents a participation in a revolving loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc.. This participation revolving loan commitment is $1,000,000 and as of September 30, 2017, the commitment was fully funded.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2017 (Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of September 30, 2017.

	September 30, 2017
Geography	Investments at Fair Value	Percentage of Net Assets

Canada	$1,200	0.00%
United States	41,440,095	96.62
Total	$41,441,295	96.62%

	September 30, 2017
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$9,526,279	22.21%
Real Estate Development	8,410,002	19.61
Nickel Pipe, Fittings and Flanges	6,950,654	16.21
Storage Company Property Management	6,631,000	15.46
Staffing	4,798,586	11.19
Energy Services	2,754,000	6.42
Medical Business Services	2,369,574	5.52
Security	1,200	0.00
Total	$41,441,295	96.62%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2016

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	$6,352,944	$6,549,261	14.89%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,481,000	1,481,000	1,481,000	3.37%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	102,826	0.23%
Membership Interest – Class A(5)		99.997%	3,734,636	925,407	2.10%
Total			11,983,540	9,058,494	20.59%
Dominion Medical Management, Inc.	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (2), (5)	Medical Business	$276,922	276,922	276,922	0.63%
Integrated Medical Partners, LLC	Services
Preferred Membership, Class A units (5)		800	4,196,937	3,337,779	7.59%
Preferred Membership, Class B units (5)		760	29,586	365,884	0.83%
Common Units (5)		14,082	-	20,059	0.05%
Total			4,503,445	4,000,644	9.10%
Total control investments			16,486,985	13,059,138	29.69%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (5)	Home Furnishings	500,000	2,391,001	2,705,363	6.15%
Preferred Membership, Class BB units (5)	Manufacturing	500,000	2,915,749	3,681,316	8.37%
Total			5,306,750	6,386,679	14.52%
Total affiliate investments			5,306,750	6,386,679	14.52%

Non-control/non-affiliate investments
Advantis Certified Staffing Solutions, Inc.	Austin, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021	Staffing	$4,500,000	4,500,000	4,500,000	10.23%
Warrant for 700,000 Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	7,352	0.02%
Total			4,500,000	4,507,352	10.25%
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 3/31/2018	Nickel Pipe, Fittings & Flanges	$6,750,000	6,750,000	6,750,000	15.35%
Membership Interest – Class B (5)		25.97%	5,131,090	631,571	1.43%
Total			11,881,090	7,381,571	16.78%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5)	Real Estate Development	$8,076,135	8,076,135	6,000,000	13.64%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,530,972	6,554,040	6,531,000	14.85%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (2), (3), (5)	Energy Services	$2,525,481	2,525,481	1,740,000	3.96%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2016 (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			33,537,946	26,161,123	59.48%
Total Portfolio Investments			55,331,681	45,606,940	103.69%

United States Treasury
U. S. Treasury Bill 0.0% 1/5/2017		$52,400,000	52,398,253	52,398,952	119.13%

Total Investments			$107,729,934	$98,005,892	222.82%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2016, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of December 31, 2016.

(6)	Represents an illiquid investment. At December 31, 2016, 100% of the total fair value of portfolio investments are illiquid.

(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. As of December 31, 2016, $10,000 remains unfunded.

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

September 30, 2017 (Unaudited)

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

On January 18, 2016, the Board of Directors of the Company conditionally approved the investment advisory agreement with Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group”) (the “PAG Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. At the 2016 Annual Meeting of Stockholders held on June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement, effective June 9, 2016. From June 9, 2016 through September 30, 2017 (the date covered by this quarterly report), Princeton Advisory Group acted as the Company’s investment advisor pursuant to the terms of the PAG Investment Advisory Agreement. The PAG Investment Advisory Agreement was subsequently terminated on December 31, 2017 as disclosed in Note 10.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2017, the Company had control investments in Advantis Certified Staffing Solutions, Inc. Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC, Integrated Medical Partners, LLC, and PCC SBH Sub, Inc., as defined under the 1940 Act. As of December 31, 2016, the Company had control investments in Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC, and Integrated Medical Partners, LLC and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forgo the risks for gains and losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments in other non-security financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled are reported as receivables for investments sold or payable for investments acquired, respectively, in the Statements of Assets and Liabilities.

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

September 30, 2017 (Unaudited)

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

September 30, 2017 (Unaudited)

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

Equity Investments

The Company’s equity investments, including common stock, membership interests, and warrants, are generally valued using a market approach and income approach. The income approach utilizes primarily the discount rate to value the investment whereas the primary inputs for the market approach are the earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple and revenue multiples. The Black-Scholes Option Pricing Model, a valuation technique that follows the income approach, is used to allocate the value of the equity to the investment. The pricing model takes into account the contract terms (including maturity) as well as multiple inputs, including time value, implied volatility, equity prices, risk free rates, and interest rates.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

The following table provides a reconciliation of cash and restricted cash as of September 30, 2017 and 2016 reported within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30, 2017 (unaudited)	September 30, 2016 (unaudited)
Cash	$3,113,560	$4,801
Restricted cash	-	470,000
Total Cash and Restricted Cash	$3,113,560	$474,801

As of September 30, 2016, restricted cash consisted of cash held for purpose of purchasing U.S. Treasury Bills on margin.

Notes Receivable

As of December 31, 2016, the Company had $500,000 in receivables relating to the sale of its equity investment in Advantis Certified Staffing Solutions, Inc. A notice of default on the note receivable was sent to the party that purchased the equity investment in Advantis Certified Staffing Solutions, Inc. and the Company reclaimed the shares on July 3, 2017. See Note 10.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to ensure we are in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of September 30, 2017, no U.S. Treasury Bills were purchased.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in other income. Income from such sources for the three and nine months ended September 30, 2017 was $14,188 and $37,891, respectively. Income from such sources for the three and nine months ended September 30, 2016 was $13,351 and $32,359, respectively. Interest income earned on cash in the Company’s bank account is included in other income from non-investment sources. Income from such sources for the three and nine months ended September 30, 2017 was $1,669 and $1,819, respectively. Income from such sources for the three and nine months ended September 30, 2016 was $10 and $174, respectively.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and nine months ended September 30, 2017, PIK interest was $33,717 and $99,555, respectively. For the three and nine months ended September 30, 2016, PIK interest was $33,042 and $473,817, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the three and nine months ended September 30, 2017 and 2016 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 8.  Through September 30, 2017, it was undeterminable the ultimate responsibility for amounts invoiced to the Company by two law firms that provided services, as these invoices were for all of such law firm’s fees even though they represented multiple parties and the Company believed that some of these services rendered were provided solely or primarily for the benefit of other represented parties. For the three and nine months ended September 30, 2017, the Company was not invoiced any legal fees by these two law firms related to this lawsuit. For the three and nine months ended September 30, 2016, the Company was invoiced $22,294 and $351,513, respectively, by these two law firms related to this lawsuit. As of December 31, 2017, the Company reached an agreement with the two law firms and paid them $330,000 to settle all outstanding invoices. Other legal fees invoiced to the Company for the three and nine months ended September 30, 2017 and 2016, were incurred in the normal operating course of business and are included in professional fees on the Statements of Operations.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter.  For the three and nine months ended September 30, 2017 and 2016 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and nine months ended September 30, 2017 and 2016, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

September 30, 2017 (Unaudited)

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended September 30, 2017 and September 30, 2016 and the nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$977,028	$(1,183,925)	$(1,096,001)	$(4,072,065)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$0.008	$(0.010)	$(0.009)	$(0.034)
Diluted	$0.008	$(0.010)	$(0.009)	$(0.034)

(1) Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2017 and December 31, 2016, respectively:

	As of September 30, 2017 (Unaudited)
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$16,103,795	$16,103,795
Second Lien Loans	-	-	19,042,455	19,042,455
Unsecured Loans	-	-	1,084,147	1,084,147
Equity	-	-	5,210,898	5,210,898
Total Portfolio Investments	-	-	41,441,295	41,441,295
Total Investments	$-	$-	$41,441,295	$41,441,295

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$16,301,261	$16,301,261
Second Lien Loans	-	-	17,250,000	17,250,000
Unsecured Loans	-	-	276,922	276,922
Equity	-	-	11,778,757	11,778,757
Total Portfolio Investments	-	-	45,606,940	45,606,940
U.S. Treasury Bill	52,398,952	-	-	52,398,952
Total Investments	$52,398,952	$-	$45,606,940	$98,005,892

During the nine months ended September 30, 2017 and the year ended December 31, 2016, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2017 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Amortization	(13,138)	-	-	-	(13,138)
Purchases of investments	1,233,111	-	1,090,147	450,000	2,773,258
Sales of investments	-	-	(282,922)	(5,895,860)	(6,178,782)
Payment-in-kind interest	33,717	-	-	-	33,717
Realized gain (loss)	-	-	-	589,111	589,111
Change in unrealized gain (loss) on investments	1,074,325	1,792,455	-	(4,236,591)	(1,369,811)
Transfer due to restructuring	(2,525,481)	-	-	2,525,481	-
Fair value at end of period	$16,103,795	$19,042,455	$1,084,147	$5,210,898	$41,441,295
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2017	$288,841	$1,792,455	$-	$(3,156,661)	$(1,075,365)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2016 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$16,064,535	$21,386,494	$371,922	$10,876,569	$48,699,520
Amortization	(16,161)	-	-	-	(16,161)
Purchases of investments	463,211	-	280,000	-	743,211
Sales of investments	(50,000)	-	-	(500,000)	(550,000)
Payment-in-kind interest	473,818	-	-	-	473,818
Realized gain (loss)	-	(1,454,270)	(375,000)	367,383	(1,461,887)
Change in unrealized gain (loss) on investments	(634,142)	2,448,866	-	(4,096,285)	(2,281,561)
Transfer due to restructuring	-	(5,131,090)	-	5,131,090	-
Fair value at end of year	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2016	$(634,141)	$463,275	$-	$(4,197,583)	$(4,368,449)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,631,000	Discounted Cash Flow	Discount Rate	14.00%
	8,472,795	Discounted Cash Flow	Discount Rate	12.10%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.9x (0.75x)
Total	15,103,795

Second Lien Loans	8,410,002	Discounted Cash Flow	Discount Rate	85.00%
	3,882,453	Discounted Cash Flow	Discount Rate	14.10%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.4x-0.6x (0.5x)
	6,750,000	Discounted Cash Flow	Discount Rate	9.40%
		Market Approach	Enterprise Value/Revenue Multiple	8.6x-11.4x (10.0x)
Total	19,042,455

Unsecured Loans	1,070,147	Discounted Cash Flow	Discount Rate	11.70%-14.10% (12.90%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.4x– 0.6x (0.5x)
Total	1,070,147

Equity	3,470,898	Black-Scholes Option	Volatility	22.50%-33.70% (28.10%)
		Pricing Model	Discount for lack of marketability	5.00%-30.00% (17.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.4x – 17.9x (9.15x)
		Income Approach	Discount Rate	9.4% - 14.1% (11.75%)
	1,740,000	Market Approach	Real Estate Appraisal Values	N/A
Total	5,210,898
Total Level 3 Investments	$40,427,295

The Company’s remaining Level 3 investments aggregating approximately $1,014,000 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of September 30, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,531,000	Discounted Cash Flow	Discount Rate	14.00%
	8,030,261	Discounted Cash Flow	Discount Rate	12.20%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.9x (0.75x)
	1,740,000	Market Approach	Real Estate Appraisal Values	N/A
Total	16,301,261

Second Lien Loans	6,000,000	Discounted Cash Flow	Discount Rate	68.00%
	4,500,000	Discounted Cash Flow	Discount Rate	14.10%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.6	x
	6,750,000	Discounted Cash Flow	Discount Rate	9.00%
		Market Approach	Enterprise Value/Revenue Multiple	8.6	x
Total	17,250,000

Unsecured Loans	276,922	Discounted Cash Flow	Discount Rate	12.60%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	1.10x– 20.60x (10.85x)
Total	276,922

Equity	11,778,757	Black-Scholes Option	Volatility	22.50%-39.50% (31.00%)
		Pricing Model	Discount for lack of marketability	5.00%-32.00% (18.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.4x – 20.6x (10.5x)
		Income Approach	Discount Rate	9.4% - 14.1% (11.75%)
Total	11,778,757
Total Level 3 Investments	$45,606,940

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

Under the PAG Investment Advisory Agreement, the administrative services of the Company are provided by Princeton Advisory Group and subject to reimbursement of administrative related expenses under the PAG Investment Advisory Agreement.

Advisory Services

Princeton Advisory Group is registered as an investment adviser under the 1940 Act, and as of June 9, 2016, serves as the Company’s investment advisor pursuant to the PAG Investment Advisory Agreement in accordance with the 1940 Act. Princeton Advisory Group is owned by and an affiliate of Mr. Munish Sood, the Company’s former President and former Chief Executive Officer.

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

Management fees under the PAG Investment Advisory Agreement for the three and nine months ended September 30, 2017 were $110,740 and $323,131, respectively. Management fees under the PAG Investment Advisory Agreement for the three months and nine months ended September 30, 2016 were $112,581 and $163,704, respectively. The Company did not incur Management fees under the Terminated Investment Advisory Agreement for the three months ended September 30, 2016, although there was an $18,133 true-up from the prior quarter. Management fees under the Terminated Investment Advisory Agreement for the nine months ended September 30, 2016 were $365,805. As of September 30, 2017, management fees of $84,803 and $341,559 were payable to Princeton Advisory Group and Princeton Investment Advisors, respectively. As of December 31, 2016, management fees of $194,224 and $341,559 were payable to Princeton Advisory Group and Princeton Investment Advisors, respectively.

Incentive Fee

The Company will not pay Princeton Advisory Group an incentive fee.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

September 30, 2017 (Unaudited)

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

Administration fees were $52,929 and $159,039 for the three and nine months ended September 30, 2017, respectively, and sub-administration fees were $39,354 and $101,854 for the three and nine months ended September 30, 2017, respectively, as shown on the Statements of Operations under administration fees. Administration fees were $0 and $125,562 for the three and nine months ended September 30, 2016, respectively, and sub-administration fees were $31,250 and $126,923 for the three and nine months ended September 30, 2016, respectively, as shown on the Statements of Operations under administration fees.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2017, none of the portfolio companies had accepted our offer for such services.

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

As disclosed in the Company’s Form 8-K filed with the SEC on June 30, 2016, on June 28, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $390,000 with Munish Sood, as Lender, in order to purchase certain assets to qualify as a RIC. Mr. Sood is a former Director, former President, and former CEO of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on July 11, 2016.

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is a former Director, former President, and former CEO of the Company.  The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement.  The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016.  As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017.

As disclosed in the Company’s Form 8-K filed with the SEC on October 5, 2016, on September 29, 2016 the Company, as Borrower, entered into a Term Loan in the amount of $470,000 with Munish Sood, as Lender, in order to purchase certain assets to qualify as a RIC. Mr. Sood is a former Director, former President, and former CEO of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on October 7, 2016.

On June 28, 2017, Munish Sood made a non-interest bearing short term loan to Advantis Certified Staffing Solutions, Inc., one of the Company’s portfolio companies, in the amount of $89,225 for a short term working capital need. The loan was repaid without interest on July 5, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.365	$0.400
Net investment loss	(0.003)	(0.011)
Realized gain	0.005	0.000
Change in unrealized gain (loss)	(0.011)	(0.023)
Net asset value at end of period	$0.356	$0.366
Total return based on net asset value (2)	(2.5)%	(8.5)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$42,889,318	$44,154,098
Average net assets	$42,560,454	$47,934,393
Annualized ratio of net operating expenses to average net assets (3)	4.3%	6.0%
Annualized ratio of net investment income (loss) to average net assets(3)	(1.0)%	(3.4)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	3.1%	4.4%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(3)	(3.4)%	(11.1)%
Portfolio Turnover	0.01%	0.17%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

	Year Ended December 31,
	2016	2015	2014		2013		2012
Per Share Data (1):
Net asset value at beginning of period	$0.400	$0.254	$0.564		$0.174		$0.204
Net investment loss	(0.004)	(0.013)	(0.144)		(0.062)		(0.068)
Change in unrealized gain (loss)	(0.019)	(0.081)	(0.358)		0.388		(0.004)
Realized gain	(0.012)	0.002	0.192		0.064		0.042
Change in capital share transactions	-	0.238	-		-		-
Net asset value at end of period	$0.365	$0.400	$0.254		$0.564		$0.174
Total return based on net asset value (2)	(8.8)%	(36.2)%	(55.0)%		224.1%		(14.7)%
Weighted average shares outstanding for period, basic	120,486,061	97,402,398	1,816,534		1,816,534		1,816,534
Raito/Supplemental Data:
Net assets at end of period	$43,985,319	$48,225,563	$462,022		$1,025,493		$317,502
Average net assets	$46,991,446	$45,472,971	$743,758		$671,498		$343,572
Annualized ratio of net operating expenses to average net assets	5.8%	9.5%	35.2%		16.6%		35.6%
Annualized ratio of net investment income (loss) to average net assets	(1.1)%	(2.7)%	(35.2)%		(16.6)%		(35.6)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.3%	8.0%	35.2%		16.2%		34.6%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	(9.0)%	(19.5)%	(75.8	)(4)%	105.4	(4)%	(15.2	)(4)%
Portfolio Turnover	1.1%	0.7%	31.2	(4)%	14.7	(4)%	17.9	(4)%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial highlights for periods of less than one year are annualized and each of the ratios to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the nine months ended September 30, 2016 the Company incurred $351,513 of legal fees that were deemed to be non-recurring.
(4)	Unaudited

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2017. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

September 30, 2017 (Unaudited)

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

The Company has determined that Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc., and PCC SBH Sub, Inc. three of its majority owned control investments were considered a significant subsidiaries at the 20% level at September 30, 2017.

Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company, as well as Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc., and PCC SBH Sub, Inc., three majority owned control investments were also considered significant subsidiaries at the 10% level at September 30, 2017. The following tables shows the summarized financial information for Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC, Advantis Certified Staffing Solutions, Inc., and PCC SBH Sub, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	Advantis Certified Staffing Solutions, Inc.	PCC SBH Sub, Inc.
	As of September 30, 2017 (unaudited)	As of September 30, 2017 (unaudited)	As of September 30, 2017 (unaudited)	As of September 30, 2017 (unaudited)
Balance Sheet
Current Assets	$61	$2,314	$1,123	$315
Noncurrent Assets	3,526	5,588	12,773	2,420
Current Liabilities	1,579	4,019	5,023	283
Noncurrent Liabilities	8,917	722	7,595	-

	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	Advantis Certified Staffing Solutions, Inc.	PCC SBH Sub, Inc.
	Nine Months Ended September 30, 2017 (unaudited)	Nine Months Ended September 30, 2017 (unaudited)	Nine Months Ended September 30, 2017 (unaudited)	Nine Months Ended September 30, 2017 (unaudited)
Income Statement
Net Revenue (Loss)	$15,107	$10,925	$10,938	$(42)
Gross Profit	10,566	3,359	2,224	209
Net Income (Loss)	(279)	(580)	(972)	(72)

NOTE 10 – SUBSEQUENT EVENTS

Portfolio Activity

●	On October 25, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $45,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.
●	On November 20, 2017, the Company made a short term loan to Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC in the amount of $100,000 for working capital needs. The note will accrue and pay interest and equal principal payments on a monthly basis at an annual rate of 6.0% and have a second lien security interest in the assets of the company. The maturity date is May 20, 2018.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

●	On December 13, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2018.
●	On January 1, 2018, the Company consolidated the prior bridge loans to Advantis Certified Staffing Solutions, Inc. into one note in the amount of $813,225. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.
●	On January 25, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $90,000 for working capital needs. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.
●	On February 13, 2018, the Company entered into a Forbearance Letter Agreement (the “Forbearance”) with Lone Star Brewery Development, Inc. for a maximum period of two years. During this period, the Company agreed to forbear from exercising and enforcing certain rights and remedies which the Company is entitled to and to accept a payoff equal to $7,500,000 plus 25% of the net sales proceeds/value of the property if by December 31, 2018 or $8,000,000 plus 25% of the net sales proceeds/value if on or after January 1, 2019. In return, Lone Star Brewery Development, Inc. refinanced out the first lien holder with a new lender in the amount of $11,000,000, put $3,248,000 into the project and paid the Company a forbearance fee at closing of $50,000. In connection with this Forbearance, the Company made a partial release of lien on an approximate three acre tract of land to a lender with a lien that was senior to the Company’s lien.
●	On February 20, 2018, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,821,000 for restaurant improvements and enhancements. As part of the amendment, the maturity date was extended until December 31, 2018. In connection with this amendment, Rockfish Seafood Grill, Inc. agreed to make the RSG Revolver a performing loan on a quarter basis with payments resuming on March 31, 2018.
●	On February 26, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.
●	On March 22, 2018, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $600,000 for working capital needs and amended, restated and consolidated the two prior notes. The new consolidated note has a principal balance of $1,085,256 and will accrue and pay interest only on a quarterly basis at an annual rate of 18.0%. Dominion has the option to defer 6.0% of the annual rate of interest which will compound quarterly on the payment date. The maturity date of the new note is March 1, 2019.
●	On April 12, 2018, the Company funded $100,000 on the RSG Revolver.
●	On April 24, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $110,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.
●	On June 4, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $175,000 for working capital needs. The note will bear an annual interest rate of 10.75% with all interest and principal due on maturity of December 31, 2018.
●	On July 12, 2018, the Company funded $100,000 on the RSG Revolver, making it fully funded.

Additional Subsequent Events

Investigation

As a result of the allegations contained in the Complaints filed by the United States of America filed Complaints against Munish Sood and others captioned U.S. v. Lamont Evans, et al. and U.S. v. James Gotto, et al., in the Southern District of New York., on September 27, 2017 and as previously disclosed, the Board authorized and directed its Audit Committee (which consists of the Board’s three independent board members) to conduct an independent investigation into whether such events impacted the Company, and the extent to which any officer or employee of the Company may have been involved, and whether any corporate funds may have been utilized in the conduct alleged.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

As reported in the Company’s Form 8-K filed on May 31, 2018, on April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the New Advisory Agreement is May 31, 2018.

A summary of the House Hanover Investment Advisory Agreement was included in the Form 8-K filed on Marcy 31, 2018 and the full text of the House Hanover Investment Advisory Agreement is attached as Exhibit 10.1 thereto and incorporated by reference therein.

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

Late Filings

As set forth in the Company’s Form 12b-25 filings on April 3, 2018, May 16, 2018 and August 15, 2018 the Company has not timely made its Form 10-Q filing for the periods ending March 31, 2018 and June 30, 2018, or its 10-K filing for the year ended December 31, 2017 due to its inability to do so without undue effort or expense.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2016 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2017.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at September 30, 2017		Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2016	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/Losses	Fair Value at September 30, 2017
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan	$		$-	$-	$-	$-	$4,500,000	$(617,547)	$3,882,453
Unsecured Loan		$618,225	3,858	-	618,225	-	-	-	618,225
Common Stock – Series A		225,000	-	-	10,150	-	-	(3,871)	6,279
Common Stock – Series B		9,500,000	-	-	428,571	-	-	(163,454)	265,117
Warrants		2	-	-	11,278	-	16,510	(1,276)	26,512
Rockfish Seafood Grill, Inc.
First Lien Loan (1)		$6,352,944	-	6,549,261	-	-	-	302,534	6,851,795
Revolving Loan (1)		$1,621,000	-	1,481,000	140,000	-	-	-	1,621,000
Rockfish Holdings, LLC
Warrant (1)		10%	-	102,826	-	-	-	845,307	948,133
Membership Interest (1)		99.997%	-	925,407	-	-	-	(820,056)	105,351
Integrated Medical Partners, LLC
Unsecured Loan (1)		$451,922	13,988	276,922	451,922	(276,922)	-	-	451,922
Preferred Membership – Class A (1)		800	-	3,337,779	-	-	-	(1,505,518)	1,832,261
Preferred Membership – Class B (1)		760	-	365,884	-	-	-	(284,217)	81,667
Common Stock (1)		14,082	-	20,059	-	-	-	(16,335)	3,724
PCC SBH Sub, Inc.
Common Stock		100	-	-	-	-	2,525,481	(785,481)	1,740,000
Unsecured Loan (1)		$14,000	1,293	-	20,000	(6,000)	-	-	14,000
Total Control Investments			$19,139	$13,059,138	$1,680,146	$(282,922)	$7,041,991	$(3,049,914)	$18,448,439

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)		-	$-	$2,705,363	$-	$(2,071,043)	$-	$(634,320)	$-
Preferred Membership, Class BB units (1)		-	-	3,681,316	-	(3,824,818)	-	143,501	-
Total Affiliate Investments			$-	$6,386,679	$-	$(5,895,861)	$-	$(490,819)	$-

(1)	Non-income producing security.

(2)	Includes PIK interest and common stock issued in exchange for investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

At September 30, 2017, the Company had investments in 9 portfolio companies. The Company did not hold any U.S. Treasury Bills as of September 30, 2017. The total cost and fair value of the total investments were approximately $52.5 million and $41.4 million, respectively. The composition of our investments by asset class as of September 30, 2017 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,641,676	$16,103,795	38.8%
Second Lien Loans	19,326,135	19,042,455	46.0
Unsecured Loans	1,084,147	1,084,147	2.6
Equity	16,483,889	5,210,898	12.6
Total Portfolio Investments	52,535,847	41,441,295	100.0
Total Investments	$52,535,847	$41,441,295	100.0%

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

At September 30, 2017, our weighted average yield based upon cost of our portfolio investments was approximately 8.94% of which approximately 8.27% is current cash interest, all bearing a fixed rate of interest. At December 31, 2016, our weighted average yield based upon cost of our portfolio investments was approximately 11.07% of which approximately 10.16% is current cash interest, all bearing a fixed rate of interest.

At September 30, 2017, we did not hold any United States Treasury securities. At December 31, 2016, we held approximately $52.4 million of United States Treasury securities. The United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

The primary portfolio investment activities for the nine months ended September 30, 2017 are as follows:

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

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017			As of December 31, 2016
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	14,846,922	35.8%	5	13,281,000	13.5%	2
3	—	—		4,500,000	4.6%	1
4	21,383,475	51.6%	4	10,047,183	10.3%	3
5	—	—	—	6,000,000	6.1%	1
	$36,230,397	87.4%	9	$33,828,183	34.5%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2017 we had 2 loans on non-accrual status and as of December 31, 2016, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to Princeton Advisory Group (and to Princeton Investment Advisors for the period prior to June 9, 2016) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;
●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);
●	subject to the guidelines approved by the Board of Directors, expenses incurred by Princeton Advisory Group that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of the Company’s common stock and other securities;
●	administration fees;
●	transfer agent and custody fees and expenses;
●	U.S. federal and state registration fees of the Company (but not Princeton Advisory Group);
●	all costs of registration and listing the Company’s shares on any securities exchange;
●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required of the Company (but not Princeton Advisory Group) by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	the costs associated with individual or group stockholders;
●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

	Three Months Ended September 30, 2017 (unaudited)		Three Months Ended September 30, 2016 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$354,803	$0.003	$331,849	$0.003
Other income	15,857	0.000	13,361	0.000
Total investment income	370,660	0.003	345,210	0.003

Operating expenses
Management fees	110,740	0.001	94,448	0.001
Administration fees	92,283	0.001	31,250	0.000
Professional fees	93,078	0.001	164,398	0.002
Directors’ fees	52,125	0.001	57,543	0.001
Insurance expense	34,209	0.000	34,151	0.000
Interest expense	12,477	0.000	17,016	0.000
Other general and administrative expenses	29,838	0.000	151,996	0.001
Total operating expenses	424,750	0.004	550,802	0.005

Net investment income (loss) before tax	(54,090)	(0.001)	(205,592)	(0.002)
Income tax expense	7,684	0.000	8,689	0.000
Net investment income (loss) after tax	$(61,774)	$(0.001)	$(214,281)	$(0.002)
Net change in unrealized gain (loss)	$449,691	$0.004	$(919,686)	$(0.008)
Net realized gain (loss)	$589,111	$0.005	$(49,958)	$(0.000)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended September 30, 2017 and September 30, 2016, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $33,717 and $33,042 for the three months ended September 30, 2017 and 2016, respectively.

Operating Expenses

Total operating expenses decreased from $550,802 for the three months ended September 30, 2016 to $424,750 for the three months ended September 30, 2017. The decrease is primarily due to a decrease in professional fees and other general and administrative expenses for the three months ended September 30, 2017.

Total operating expenses per share decreased from $0.005 per share for the three months ended September 30, 2016 to $0.004 per share for the three months ended September 30, 2017.

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from a loss of $(214,281) for the three months ended September 30, 2016 to a loss of $(61,774) for the three months ended September 30, 2017. This decrease in a loss was primarily due a decrease in professional fees and other general and administrative expenses and an increase in other income for the three months ended September 30, 2017.

Net investment income (loss) (after tax) per share decreased from a loss of $(0.002) per share for the three months ended September 30, 2016 to a loss of $(0.001) per share for the three months ended September 30, 2017.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2017, we recognized $589,111 of realized gain in connection with the sale of the preferred stock in Spencer Enterprises, Inc. .

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

Net change in unrealized gain (loss) on investments totaled a gain of $449,691 for the three months ended September 30, 2017 primarily in connection with a gain of $2,056,563 on the senior secured loan to Lone Star Brewery Development and offset by a loss of $1,032,070 on the membership interest in Rockfish Seafood Grill, LLC.

Net change in unrealized gain (loss) on investments totaled a loss of $(919,686) for the three months ended September 30, 2016 primarily in connection with a loss of $(4,066,121) on the membership interest – Class B units in Performance Alloys, Inc. due to restructuring and offset by a gain of $4,154,300 on the second lien loan to Performance Alloys, Inc.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

	Nine Months Ended September 30, 2017 (unaudited)		Nine Months Ended September 30, 2016 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$1,028,871	$0.009	$1,251,182	$0.011
Other income	39,710	0.000	32,533	0.000
Total investment income	1,068,581	0.009	1,283,715	0.011

Operating expenses
Management fees	323,131	0.003	529,509	0.004
Administration fees	260,893	0.002	252,485	0.002
Professional fees	330,820	0.003	823,415	0.007
Valuation fees	74,200	0.001	-	-
Compliance fees	-	-	1,904	0.000
Directors’ fees	124,500	0.001	169,198	0.001
Bank fees	-	-	25	0.000
Consulting fees	30,000	0.000	-	-
Insurance expense	85,032	0.001	79,069	0.001
Interest expense	62,124	0.000	57,955	0.000
Other general and administrative expenses	66,685	0.001	336,006	0.004
Total operating expenses	1,357,385	0.012	2,249,566	0.019

Net investment income (loss) before tax	(288,804)	(0.003)	(965,851)	(0.008)
Income tax expense	25,798	0.000	337,695	0.003
Net investment income (loss) after tax	$(314,602)	$(0.003)	$(1,303,546)	$(0.011)
Net change in unrealized gain (loss)	$(1,370,510)	$(0.011)	$(2,718,389)	$(0.023)
Net realized gain (loss)	$589,111	$0.005	$(50,130)	$(0.000)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the nine months ended September 30, 2017 and September 30, 2016, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $99,555 and $473,817 for the nine months ended September 30, 2017 and 2016, respectively.

Operating Expenses

Total operating expenses decreased from $2,249,566 for the nine months ended September 30, 2016 to $1,357,385 for the nine months ended September 30, 2017. The decrease is primarily due to a decrease in professional fees, management fees, and other general and administrative expenses for the nine months ended September 30, 2017.

Total operating expenses per share decreased from $0.019 per share for the nine months ended September 30, 2016 to $0.012 per share for the nine months ended September 30, 2017.

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from a loss of $(1,303,546) for the nine months ended September 30, 2016 to a loss of $ (314,602) for the nine months ended September 30, 2017. This decrease in a loss was primarily due a decrease in professional fees and a decrease in income tax expense for the nine months ended September 30, 2017.

Net investment income (loss) (after tax) per share decreased from a loss of $(0.011) per share for the nine months ended September 30, 2016 to a loss of $(0.003) per share for nine months ended September 30, 2017.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the nine months ended September 30, 2017, we recognized $589,111 of realized gain in connection with the sale of the preferred stock in Spencer Enterprises, Inc.

For the nine months ended September 30, 2016, we recognized $(50,130) of realized loss primarily in connection with the expiration of the Neuralstem, Inc. warrant.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(1,370,510) for the nine months ended September 30, 2017 primarily in connection with a loss of $(1,505,518) on Class A preferred membership units in Integrated Medical Partners, LLC.

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

As of September 30, 2017, we had $3,113,560 in cash, and our net assets totaled $42,889,318. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of September 30, 2017, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Related Party Transactions

Management Fees

Management fees under the PAG Investment Advisory Agreement for the three and nine months ended September 30, 2017 were $110,740 and $323,131, respectively. Management fees under the PAG Investment Advisory Agreement for the three months and nine months ended September 30, 2016 were $112,581 and $163,704, respectively. The Company did not incur Management fees under the Terminated Investment Advisory Agreement for the three months ended September 30, 2016, although there was an $18,133 true-up from the prior quarter. Management fees under the Terminated Investment Advisory Agreement for the nine months ended September 30, 2016 were $365,805. As of September 30, 2017, management fees of $84,803 and $341,559 were payable to Princeton Advisory Group and Princeton Investment Advisors, respectively.

Incentive Fees

There were no incentive fees earned by Princeton Investment Advisors for the three or nine months ended September 30, 2017 or 2016.

There were no incentive fees earned by Princeton Advisory Group for the three or nine months ended September 30, 2017 as the PAG Investment Advisory Agreement does not provide for an incentive fee.

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

As disclosed in the Company’s Form 8-K filed with the SEC on June 30, 2016, on June 28, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $390,000 with Munish Sood, as Lender, in order to purchase certain assets to qualify as a RIC. Mr. Sood is a former Director, former President, and former CEO of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on July 11, 2016.

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. Mr. Sood is a former Director, former President, and former CEO of the Company.  The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement.  The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016.  As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017.

As disclosed in the Company’s Form 8-K filed with the SEC on October 5, 2016, on September 29, 2016 the Company, as Borrower, entered into a Term Loan in the amount of $470,000 with Munish Sood, as Lender, in order to purchase certain assets to qualify as a RIC. Mr. Sood is a former Director, former President, and former CEO of the Company. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on October 7, 2016.

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

Recent Developments

Portfolio Activity

●	On October 25, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $45,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2017.
●	On November 20, 2017, the Company made a short term loan to Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC in the amount of $100,000 for working capital needs. The note will accrue and pay interest and equal principal payments on a monthly basis at an annual rate of 6.0% and have a second lien security interest in the assets of the company. The maturity date is May 20, 2018.
●	On December 13, 2017, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 5% with all interest and principal due on maturity of December 31, 2018.
●	On January 1, 2018, the Company consolidated the prior bridge loans to Advantis Certified Staffing Solutions, Inc. into one note in the amount of $813,225. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.
●	On January 25, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $90,000 for working capital needs. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.
●	On February 13, 2018, the Company entered into a Forbearance Letter Agreement (the “Forbearance”) with Lone Star Brewery Development, Inc. for a maximum period of two years. During this period, the Company agreed to forbear from exercising and enforcing certain rights and remedies which the Company is entitled to and to accept a payoff equal to $7,500,000 plus 25% of the net sales proceeds/value of the property if by December 31, 2018 or $8,000,000 plus 25% of the net sales proceeds/value if on or after January 1, 2019. In return, Lone Star Brewery Development, Inc. refinanced out the first lien holder with a new lender in the amount of $11,000,000, put $3,248,000 into the project and paid the Company a forbearance fee at closing of $50,000. In connection with this Forbearance, the Company made a partial release of lien on an approximate three acre tract of land to a lender with a lien that was senior to the Company’s lien.
●	On February 20, 2018, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,821,000 for restaurant improvements and enhancements. As part of the amendment, the maturity date was extended until December 31, 2018. In connection with this amendment, Rockfish Seafood Grill, Inc. agreed to make the RSG Revolver a performing loan on a quarter basis with payments resuming on March 31, 2018.
●	On February 26, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.
●	On March 22, 2018, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $600,000 for working capital needs and amended, restated and consolidated the two prior notes. The new consolidated note has a principal balance of $1,085,256 and will accrue and pay interest only on a quarterly basis at an annual rate of 18.0%. Dominion has the option to defer 6.0% of the annual rate of interest which will compound quarterly on the payment date. The maturity date of the new note is March 1, 2019.
●	On April 12, 2018, the Company funded $100,000 on the RSG Revolver.

●	On April 24, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $110,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018
●	On June 4, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $175,000 for working capital needs. The note will bear an annual interest rate of 10.75% with all interest and principal due on maturity of December 31, 2018.
●	On July 12, 2018, the Company funded $100,000 on the RSG Revolver, making it fully funded.

Investigation

As a result of the allegations contained in the Complaints, filed by the United States of America against Munish Sood and others captioned U.S. v. Lamont Evans, et al. and U.S. v. James Gotto, et al., in the Southern District of New York, on September 27, 2017 and as previously disclosed, the Board authorized and directed its Audit Committee (which consists of the Board’s three independent board members) to conduct an independent investigation into whether such events impacted the Company, and the extent to which any officer or employee of the Company may have been involved, and whether any corporate funds may have been utilized in the conduct alleged.

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

As reported in the Company’s form 8-K filed on May 31, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement, subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the New Advisory Agreement is May 31, 2018.

A summary of the House Hanover Investment Advisory Agreement was included in the Form 8-K filed on Marcy 31, 2018 and the full text of the House Hanover Investment Advisory Agreement is attached as Exhibit 10.1 thereto and incorporated by reference therein.

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

Late Filings

As set forth in the Company’s Form 12b-25 filings on April 3, 2018, May 16, 2018 and August 15, 2018, the Company has not timely made its Form 10-Q filing for the periods ending March 31, 2018 and June 30, 2018, or its 10-K filing for the year ended December 31, 2017 due to its inability to do so without undue effort or expense.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of September 30, 2017, all of our debt investments in our portfolio bore interest at a fixed rate, except 1 debt investment which bore interest at a variable rate, representing approximately $1,000,000 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of September 30, 2017. The below table illustrates the effect such assumed rate changes would have on an annual basis.

US Prime Rate Increase (Decrease)	Increase (Decrease) on Net Investment Income (1)
3.00%	$30,000
2.00%	$20,000
1.00%	$10,000
(1.00)%	-
(2.00)%	-
(3.00)%	-

(1)	There is no decrease on Net Investment Income due to a payable rate on our 1 variable rate debt instrument of US Prime Rate plus 1%, with a rate floor on the US Prime Rate of 4.25%.

This analysis does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments that could affect the net increase or decrease in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this analysis.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017, there were no other legal proceedings against the Company or any of its officers or directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1*	Amended and Restated Indemnification Agreement between the Company and Mark S. DiSalvo.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 28, 2018	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: August 28, 2018	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)

