Form 10-K
period 2017-12-31
PRINCETON CAPITAL CORP
filed 2018-11-30
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $950,329.46 based on the closing price of $0.19 on the over-the-counter pink sheet market (OTC Pink Sheets) on June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of November 30, 2018, there were 120,486,061 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 herein. The definitive proxy statement was filed on April 20, 2018 (within 120 days after our fiscal year ended December 31, 2017).

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

i

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Princeton Capital Corporation;“Princeton Advisory Group” refers to our former investment adviser Princeton Advisory Group, Inc.; and “House Hanover” refers to our current investment adviser House Hanover, LLC. Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Item 1A. Risk Factors” and elsewhere in the report.

Item 1. DESCRIPTION OF BUSINESS

Overview and Background

Princeton Capital Corporation’s predecessor was initially incorporated in Florida in 1959 as Electro-Mechanical Services, Inc. In 1998, it changed its name from Electro-Mechanical Services, Inc. to Regal One Corporation (“Regal One”). In 2005, the then board of directors of Regal One determined it would be in the best interest of shareholders to change the focus of Regal One’s operations to providing financial services through a network of advisors and professionals.

On July 14, 2014, Regal One, the Company (then a wholly-owned subsidiary of Regal One), Capital Point Partners, LP, a Delaware limited partnership (“CPP”), and Capital Point Partners II, LP, a Delaware limited partnership (“CPPII” and, together with CPP, the “Partnerships”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which we would acquire certain equity and debt investments of the Partnerships in exchange for shares of common stock. In addition to the customary conditions to closing the transactions contemplated by the Purchase Agreement, Regal One was required to (i) effect a reverse stock split of its then outstanding common stock at a ratio of 1-for-2, (ii) reincorporate from Florida to Maryland by merging with and into the Company with the Company continuing as the surviving corporation (the “Reincorporation”) and (iii) become an externally managed business development company (“BDC”) by entering into an external investment advisory agreement with Princeton Investment Advisors, LLC, a Delaware limited liability company.

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

On January 18, 2016, the Board of Directors of the Company (the “Board”) conditionally approved the investment advisory agreement with Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group” or the “Former Investment Advisor”) (the “PAG Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. At the 2016 Annual Meeting of Stockholders held on June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement, effective June 9, 2016. On June 27, 2017, the Board approved an annual renewal of the PAG Investment Advisory Agreement in accordance with the terms of the Investment Company Act of 1940 (the “1940 Act”) and the PAG Investment Advisory Agreement. Since June 9, 2016 and through the date covered by this Annual Report on Form 10-K, Princeton Advisory Group acted as the Company’s investment advisor pursuant to the terms of the PAG Investment Advisory Agreement (although, as stated herein, Princeton Advisory Group was originally notified of the Company’s intent to terminate the Investment Advisory Agreement on September 27, 2017, as further described herein).

As a result of the allegations contained in the complaints filed by the United States of America against Munish Sood, the former President, Chief Executive Officer, and director of the Company, and others captioned U.S. v. Lamont Evans, et al. and U.S. v. James Gotto, et al., in the Southern District of New York., on September 27, 2017 and as previously disclosed, the Board authorized and directed its Audit Committee (which consists of the Board’s three independent board members) to conduct an independent investigation into whether such events impacted the Company, and the extent to which any officer or employee of the Company may have been involved, and whether any corporate funds may have been utilized in the conduct alleged.

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

On December 27, 2017, the Board determined that it would be in the best interests of the Company and its stockholders to terminate the PAG Investment Advisory Agreement and sent a formal Notice of Termination to Princeton Advisory Group notifying Princeton Advisory Group of its termination as the Company’s investment advisor, effective as of December 31, 2017 at 11:59 p.m. Eastern Time. Also on December 27, 2017, the Board approved (specifically in accordance with Rule 15a-4(b)(1)(ii) of the Investment Company Act) and authorized the Company to enter into an Interim Investment Advisory Agreement between the Company and House Hanover, LLC, a Delaware limited liability company (“House Hanover”) (the “Interim Investment Advisory Agreement”), in accordance with Rule 15a-4 of the Investment Company Act. The effective date of the Interim Investment Advisory Agreement was January 1, 2018.

On April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The House Hanover Investment Advisory Agreement replaced the Interim Investment Advisory Agreement. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018.

A summary of the House Hanover Investment Advisory Agreement was included in the Form 8-K filed on March 31, 2018 and the full text of the House Hanover Investment Advisory Agreement is attached as Exhibit 10.1 thereto and incorporated by reference therein.

The following discussion describes the Company as of December 31, 2017 as it relates to the financial statements covered by this Annual Report on Form 10-K and as of the latest practicable date for other information about the Company.

General

We are an externally managed, non-diversified, closed-end investment company that has elected to be treated as a BDC under the 1940 Act. We originate and invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in private small and lower middle-market companies. Since June 9, 2016 and until December 31, 2017, we were managed by Princeton Advisory Group, who also provided the administrative services necessary for us to operate. Since January 1, 2018, we have been managed by House Hanover, LLC, who also provides some of the administrative services necessary for us to operate.

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

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation by:

●	accessing the extensive origination channels that have been developed and established by our investment advisor that include long-standing relationships with private equity firms, commercial banks, investment banks and other financial services firms;

●	investing in what we believe to be companies with strong business fundamentals, generally within our core small and lower middle-market company focus;

●	focusing on a variety of industry sectors, including business services, energy, general industrial, government services, healthcare, software and specialty finance;

●	directly originating transactions rather than participating in broadly syndicated financings;

●	applying the disciplined underwriting standards that our investment advisor has developed over their extensive investing careers; and

●	capitalizing upon the experience and resources of our investment advisor to monitor our investments.

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

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2017 and 2016 taxable years.

Our principal executive office as of December 31, 2017 was located at 700 Alexander Park, Suite 103, Princeton, NJ 08540, and our telephone number as of such date was (609) 514-9200. Our principal executive office is currently located at 800 Turnpike Street, Suite 300, North Andover Massachusetts 01845, and our telephone number is (978) 794-3366. We maintain a website on the Internet at www.princetoncapitalcorp.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

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

Princeton Advisory Group is headquartered in Princeton, New Jersey.

House Hanover

Since January 1, 2018, House Hanover manages our investment activities and is responsible for analyzing investment opportunities, conducting research and performing due diligence on potential investments, negotiating and structuring our investments, originating prospective investments and monitoring our investments and portfolio companies on an ongoing basis. House Hanover is a registered investment adviser and is wholly owned by Sema4, Inc.

House Hanover is headquartered in North Andover, Massachusetts.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. House Hanover will provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse House Hanover for its allocated costs in providing such assistance, subject to the review by our board of directors, including our independent directors.

Competition

Our primary competitors in providing financing to small and lower middle-market companies include public and private funds, other BDC’s, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify as a regulated investment company or “RIC”. We did not meet the qualifications of a RIC for the 2016 or 2017 tax years.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by House Hanover. We have a chief executive officer and president, chief financial officer and chief compliance officer. To the extent necessary, our board of directors may hire additional personnel going forward. Our officers are employees of our investment advisor and our allocable portion of the cost of our chief executive officer and president, chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the House Hanover Investment Advisory Agreement.

Management Agreements

Effective as of January 1, 2018, House Hanover serves as our investment advisor and is registered as an investment advisor under the 1940 Act. Prior to January 1, 2018, Princeton Advisory Group served as our investment advisor.

Material Changes in Investment Advisory Agreements

The terms and conditions of the House Hanover Investment Advisory Agreement and the PAG Investment Advisory Agreement are substantially similar, including all management fees payable by the Company. Neither the House Hanover Investment Advisory Agreement nor the PAG Investment Advisory Agreement, contain an incentive fee component, as would be typical of many external investment advisory agreements.

The terms and conditions of the House Hanover Investment Advisory Agreement and the Interim Investment Advisory Agreement are substantially similar, except that (i) the Interim Investment Advisory Agreement did not require approval in accordance with Rule 15a-4 of the 1940 Act and (ii) the duration of the House Hanover Investment Advisory Agreement is one year from the effective date (May 31, 2018) and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (a) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (b) the vote of a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act, as opposed to a 150-day limitation on the term, as set forth in the Interim Investment Advisory Agreement.

Summary of House Hanover Investment Advisory Agreement

Advisory Services

House Hanover is registered as an investment adviser under the 1940 Act and serves as the Company’s investment advisor pursuant to the House Hanover Investment Advisory Agreement in accordance with the 1940 Act. House Hanover is owned by and an affiliate of Mr. Mark DiSalvo, the Company’s Interim President, Interim Chief Executive Officer, and a director of the Company.

Subject to supervision by the Company’s Board, House Hanover oversees the Company’s day-to-day operations and provide the Company with investment advisory services. Under the terms of the House Hanover Investment Advisory Agreement, House Hanover, among other things: (i) determines the composition and allocation of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the Company’s investments; (iv) determines the securities and other assets that the Company shall purchase, retain, or sell; (v) performs due diligence on prospective portfolio companies; (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds; and (vii) if directed by the Board, assists in the execution and closing of the sale of the Company’s assets or a sale of the equity of the Company in one or more transactions. House Hanover’s services under the House Hanover Investment Advisory Agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to the Company are not impaired. At the request of the Company, House Hanover, upon any transition of the Company’s investment advisory relationship to another investment advisor or upon any internalization, shall provide reasonable transition assistance to the Company and any successor investment advisor.

Advisory Fee

Pursuant to the House Hanover Investment Advisory Agreement, the Company pays House Hanover a base management fee for investment advisory and management services. The cost of the base management fee is ultimately borne by the Company’s stockholders. The House Hanover Investment Advisory Agreement does not contain an incentive fee component.

The base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents net of all indebtedness of the Company for borrowed money and other liabilities of the Company. The base management fee is payable quarterly in arrears, and determined as set forth in the preceding sentence at the end of the two most recently completed calendar quarters. The Board may retroactively adjust the valuation of the Company’s assets and the resulting calculation of the base management fee in the event the Company or any of its assets are sold or transferred to an independent third party or the Company or House Hanover receives an audit report or other independent third party valuation of the Company. To the extent that any such adjustment increases or decreases the base management fee of any prior period, the Company will be obligated to pay the amount of increase to House Hanover or House Hanover will be obligated to refund the decreased amount, as applicable.

Payment of Expenses

House Hanover bears all compensation expense (including health insurance, pension benefits, payroll taxes and other compensation related matters) of its employees and bear the costs of any salaries or directors’ fees of any officers or directors of the Company who are affiliated persons (as defined in the 1940 Act) of House Hanover. However, House Hanover, subject to approval by the Board of the Company, is entitled to reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company. During the term of the House Hanover Investment Advisory Agreement, House Hanover will also bear all of its costs and expenses for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of its obligations under the House Hanover Investment Advisory Agreement.

Except as provided in the preceding paragraph the Company reimburses House Hanover all direct and indirect costs and expenses incurred by it during the term of the House Hanover Investment Advisory Agreement for: (i) due diligence of potential investments of the Company, (ii) monitoring performance of the Company’s investments, (iii) serving as officers of the Company, (iv) serving as directors and officers of portfolio companies of the Company, (v) providing managerial assistance to portfolio companies of the Company, and (vi) enforcing the Company’s rights in respect of its investments and disposing of its investments; provided, however, that, any third party expenses incurred by House Hanover in excess of $50,000 in the aggregate in any calendar quarter will require advance approval by the Board of the Company.

In addition to the foregoing, the Company will also be responsible for the payment of all of the Company’s other expenses, including the payment of the following fees and expenses:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board, expenses incurred by House Hanover that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not House Hanover);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not House Hanover) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, (i) upon written notice, effective on the date set forth in such notice, by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s directors, or (ii) upon 60 days’ written notice, by House Hanover. The House Hanover Investment Advisory Agreement automatically terminates in the event of its “assignment,” as defined in the 1940 Act.

Indemnification

The House Hanover Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of their duties, or by reason of the material breach or reckless disregard of their duties and obligations under the House Hanover Investment Advisory Agreement, House Hanover and its officers, managers, employees and members are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of House Hanover’s services under the House Hanover Investment Advisory Agreement or otherwise as the Company’s investment advisor. The amounts payable for indemnification will be calculated net of payments recovered by the indemnified party under any insurance policy with respect to such losses.

At all times during the term of the House Hanover Investment Advisory Agreement and for one year thereafter, House Hanover is obligated to maintain directors and officers/errors and omission liability insurance in an amount and with a provider reasonably acceptable to the Board of the Company.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. House Hanover will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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

House Hanover and we will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

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

Risks Relating to our Business and Structure

We are dependent upon key personnel of House Hanover for our future success. If House Hanover were to lose any of its key personnel, our ability to achieve our investment objective could be significantly harmed.

We will depend on the diligence, skill and network of business contacts of the investment professionals of House Hanover to achieve our investment objective. We expect that House Hanover’s investment team will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the House Hanover Investment Advisory Agreement. We can offer no assurance, however, that House Hanover’s investment team will continue to provide investment advice to us.

Our business model depends to a significant extent upon strong referral relationships. Any inability of House Hanover to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon House Hanover to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups, financial institutions and other service providers, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If House Hanover fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom House Hanover has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition, results of operations and cash flows will depend on our ability to manage our business effectively.

For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, we had total operating expenses of $1,606,486, $2,743,306 and $4,320,992, respectively. Consequently, in 2015, prior to the March 13, 2015 transaction, we were required to sell shares of common stock of Neuralstem, one of our portfolio companies, to raise the cash necessary to pay ongoing expenses. We sold 115,000 shares of Neuralstem common stock in 2015 to finance our operating costs, which resulted in proceeds of $251,324. After March 13, 2015, we have relied upon interest and principal payments from investments to support operating expenses.

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on House Hanover ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon House Hanover execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. House Hanover’s investment team may have responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of House Hanover may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have limited capital on hand by which we can make new investments, thereby making it difficult to grow our investments.

There are significant potential conflicts of interest that could negatively affect our investment returns.

The investment professionals of House Hanover serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by House Hanover. Similarly, House Hanover may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.

The senior investment team and other investment professionals of House Hanover may, from time to time, possess material non-public information, limiting our investment discretion.

The senior investment team and other investment professionals of House Hanover may serve as directors of, or in a similar capacity with portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

The management fee structure we have with House Hanover may create incentives that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we will pay management fees to House Hanover. We have entered into an investment advisory agreement with House Hanover that provides that these fees will be based on the value of our net assets. As a result, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in a lower rate of return than one might achieve through direct investments.

Our board of directors is charged with protecting our interests by monitoring how House Hanover addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each investment decision, borrowing or incurrence of leverage, our independent directors will periodically review House Hanover’s services and fees as well as its portfolio management decisions and performance of our portfolio. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, House Hanover may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from House Hanover may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for most portfolio investments will be prepared quarterly by an independent valuation firm, the ultimate determination of fair value will be made by our board of directors, including our interested directors, and not by such third-party valuation firm. In addition, Mr. Mark DiSalvo, an interested member of our board of directors, has a direct pecuniary interest in House Hanover. The participation of House Hanover’s investment professionals in our valuation process, and the pecuniary interest in House Hanover by certain members of our board of directors, could result in a conflict of interest as House Hanover’s management fee is based, in part, on the value of our gross assets.

The time and resources that House Hanover devote to us may be diverted, and we may face additional competition due to the fact that House Hanover and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

House Hanover and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, House Hanover could seek to raise capital for a private credit fund that will have an investment strategy that is identical to our investment strategy. House Hanover and we intend to seek exemptive relief from the SEC that would establish a co-investment program with investment funds, accounts and investment vehicles managed by House Hanover; however, there can be no assurance if and when the SEC would grant such relief. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

House Hanover’s liability is limited under the House Hanover Investment Advisory Agreement and we have agreed to indemnify House Hanover against certain liabilities, which may lead House Hanover to act in a riskier manner on our behalf than it would when acting for its own account.

Under the House Hanover Investment Advisory Agreement, House Hanover has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our board of directors by following or declining to follow House Hanover’s advice or recommendations. Under the House Hanover Investment Advisory Agreement, House Hanover, its officers, members and personnel, and any person controlling or controlled by House Hanover will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the House Hanover Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that House Hanover owes to us under the House Hanover Investment Advisory Agreement. In addition, as part of the House Hanover Investment Advisory Agreement, we have agreed to indemnify House Hanover and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the House Hanover Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the House Hanover Investment Advisory Agreement. These protections may lead House Hanover to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private fund managed by House Hanover or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside House Hanover’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that House Hanover, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. We may also invest alongside House Hanover’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and House Hanover’s allocation policy. This allocation policy provides that allocations among us and investment funds, accounts and investment vehicles managed by House Hanover and its affiliates will generally be made pro rata based on capital available for investment, as determined, in our case, by our board of directors as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for investment funds, accounts and investment vehicles managed by House Hanover. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with investment funds, accounts and investment vehicles managed by House Hanover, prior to receiving exemptive relief, is not permitted or appropriate, such as when there is an opportunity to invest concurrently in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of House Hanover’s clients, subject to the limitations described in the preceding paragraph, House Hanover will need to decide which client will proceed with the investment. House Hanover will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by House Hanover has previously invested.

We and House Hanover may seek exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by House Hanover in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by House Hanover may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, if we make an application for exemptive relief, we will seek an exemptive order permitting us to invest with investment funds, accounts and investment vehicles managed by House Hanover in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. We expect that such exemptive relief permitting co-investments, if granted, would not require review and approval of each co-investment by our independent directors. There can be no assurance if and when the SEC would grant such relief.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we plan to make. We will compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to achieve RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by House Hanover. Although House Hanover will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. See “Risk Factor — Risks Relating to Our Business and Structure — There are significant potential conflicts of interest that could negatively affect our investment returns.”

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

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to achieve qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

You may not receive distributions, or our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. To date, we have not made any distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this filing. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC, and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

We may have difficulty paying required distributions to qualify as a RIC if we recognize income before, or without, receiving cash representing such income.

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

Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to achieve qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may continue to fail to qualify as a RIC and thus be subject to corporate-level income tax.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees payable by us to House Hanover.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to House Hanover is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us.

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

We may finance our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we may borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to House Hanover will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, House Hanover will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to House Hanover.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than potential leverage in future SBIC subsidiaries, should we apply for and receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on House Hanover’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

In addition, under any future borrowing facility we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under any borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and to qualify as a RIC.

Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a borrowing facility, obtain financing for growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.

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

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

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

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this filing and may shift our investment focus from the areas of expertise of House Hanover to other types of investments in which House Hanover may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

Recently passed legislation may allow us to incur additional leverage.

Historically a BDC, under the 1940 Act generally were not permitted to incur indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt could not exceed 50% of the value of our total assets). The Small Business Credit Availability Act, which was signed into law in March 2018, modifies this section of the 1940 Act and decreases this percentage from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). As a result of this new law, we may be able to incur additional indebtedness subject to relevant approval and disclosure requirements and therefore your risk of an investment in us may increase. In addition, since our management fee is calculated as a percentage of the value of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.

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

We have also adopted measures that may make it difficult for a third party to obtain control of us, including authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter without stockholder approval to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

House Hanover can resign as our investment advisor and administrator upon 60 days’ notice and we may not be able to find suitable replacements within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

House Hanover has the right under the House Hanover Investment Advisory Agreement to resign as our investment adviser and administrator at any time upon 60 days’ written notice, whether we have found a replacement or not. If House Hanover was to resign, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by House Hanover. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Recent market conditions materially and adversely affected debt and equity capital markets in the United States and around the world. If these conditions recur, debt capital may not be available to us on favorable terms, or at all, which could negatively affect our financial performance and results.

From 2007 through 2009, the global capital markets experienced a period of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a decline of general economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular during that time. These conditions may recur, in which case, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we expect to make investments, including those currently included in our portfolio, are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

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

Investments in private and small and lower middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we will rely on the ability of House Hanover’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Small and lower middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and adverse market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Small and lower middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and investment advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

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

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by House Hanover’s allocation policy.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

If we do not hold controlling equity positions the portfolio companies included in our portfolio, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

Our share ownership is concentrated.

As of November 30, 2018 the Partnerships beneficially own approximately 95% of our outstanding common stock. As a result, the Partnerships will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of the Partnerships may not always coincide with the interests of our other stockholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The Company does not own any real estate or other physical properties materially important to our operation. Our headquarters, as of December 31, 2017, were located at 700 Alexander Park, Suite 103, Princeton, NJ 08540. Our headquarters were provided to us by Princeton Advisory Group, our investment adviser as of December 31, 2017. Our headquarters, since January 1, 2018 and through the date of this filing are located at 800 Turnpike Street, Suite 300, North Andover, Massachusetts 01845. Our headquarters are provided to us by House Hanover, our investment adviser since January 1, 2018. We believe that our office facilities are suitable and adequate for our business as we contemplate conducting it.

Item 3. LEGAL PROCEEDINGS

On September 25, 2017, the United States of America filed Complaints against Mr. Sood (in his individual capacity and not in any capacity as it relates to his former roles with the Company) and others captioned U.S. v. Lamont Evans, et al. and U.S. v. James Gotto, et al., in the Southern District of New York. At the time of the allegations, Mr. Sood was a member of the Board, the Chief Executive Officer of the Company, and the President of the Company. As previously disclosed, as a result of the allegations, Mr. Sood resigned from his positions as a director, Chief Executive Officer, and President, effective September 27, 2017. The Company has been informed that Mr. Sood plead guilty to charges of bribery and fraud in August of 2018.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

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

Quarter Ending	Quarterly High	Quarterly Low

December 31, 2017	$0.30	$0.10
September 30, 2017	$0.32	$0.26
June 30, 2017	$0.25	$0.15
March 31, 2017	$0.30	$0.30

December 31, 2016	$0.21	$0.21
September 30, 2016	$0.73	$0.10
June 30, 2016	$0.35	$0.06
March 31, 2016	$0.31	$0.02

Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company’s common stock will be sustained or grow in the future.

Holders of record

As of November 19, 2018, there were 35 shareholders of our common stock.

The number of record holders reflects shares held by a broker as one record holder. The underlying shares may be held by one or more beneficial owners.

The Company feels the actual number of common stock holders may be significantly higher as 1,579,452 shares of common stock are held in street name which reflected approximately 1.31% of the outstanding shares of common stock as of November 19, 2018, according to our transfer agent.

Dividends

Our dividends, if any, are determined by our board of directors. The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2016 and 2017 taxable years. We will not qualify for the 2017 tax year to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

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

For each of the fiscal years ended December 31, 2017 and December 31, 2016, the Company did not declare any cash dividends on the Company’s common stock.

Sale of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2017.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the past five fiscal years. The graph assumes that, on December 31, 2012, a person invested $10,000 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. Our Company is quoted on the over-the-counter bulletin board through Pink Sheets and are thus not traded on a public exchange.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During the year ended December 31, 2017, there were no purchases made by or on behalf of the issuer of shares of equity securities.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan (“1995 Stock Plan”) on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. As of December 31, 2017, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled. The 1995 Stock Plan was a plan of Regal One.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Financial Position as of December 31:

	2017	2016	2015	2014	2013
Total assets	$41,948,380	$99,819,764	$50,018,474	$493,272	$1,162,686
Total liabilities	540,841	55,834,445	1,792,911	31,250	137,193
Net assets	$41,407,539	$43,985,319	$48,225,563	$462,022	$1,025,493
Net asset value per outstanding share	0.344	0.365	0.400	0.127	0.282
Common shares outstanding	120,486,061	120,486,061	120,486,061	3,633,067	3,633,067

Operating Data for the last five fiscal years ended December 31:

	2017	2016	2015	2014	2013
Total investment income	$2,433,546	$2,286,334	$3,094,550	$-	$-
Net expenses (including taxes)	1,417,992	2,784,429	4,320,992	261,966	111,791
Net investment income (loss)	$1,015,554	$(498,095)	$(1,226,442)	$(261,966)	$(111,791)

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our investment advisor;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our investment advisor to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our investment advisor to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or regulated investment companies.

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

Overview

We are an externally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act” or “Investment Company Act”). We originate and invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in private small and lower middle-market companies. Until June 9, 2016, we were managed by Princeton Investment Advisors, LLC, a Delaware limited liability company (“Princeton Investment Advisors”). From June 9, 2016, the date that the Company’s stockholders approved the investment advisory agreement with Princeton Advisory Group, Inc. (“Princeton Advisory Group”), through December 31, 2017, we were managed by Princeton Advisory Group, who also provided the administrative services necessary for us to operate. Since January 1, 2018, we have been managed by House Hanover, LLC (“House Hanover”).

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

On an annual basis, we intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders. We did not meet the qualifications of a RIC for the 2016 or 2017 tax years and will be taxed as a corporation under Subchapter C of the Code.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, and corresponding equity investments.

At December 31, 2017, the Company had investments in 9 portfolio companies. The total cost and fair value of the total investments were approximately $52.9 million and $39.0 million, respectively. The composition of our investments by asset class as of December 31, 2017 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,668,076	$15,965,218	40.9%
Second Lien Loans	19,326,135	17,665,936	45.4
Unsecured Loans	1,379,147	1,232,812	3.2
Equity	16,483,889	4,086,794	10.5
Total Portfolio Investments	52,857,247	38,950,760	100.0
Total Investments	$52,857,247	$38,950,760	100.0%

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

At December 31, 2017, our weighted average yield based upon cost of our portfolio investments was approximately 8.89% of which approximately 8.24% is current cash interest. At December 31, 2016, our weighted average yield based upon cost of our portfolio investments was approximately 11.07% of which approximately 10.16% is current cash interest, all bearing a fixed rate of interest.

At December 31, 2017, we did not hold United States Treasury securities. At December 31, 2016, we held approximately $52.4 million of United States Treasury securities. The United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

The primary portfolio investment activities for the year ended December 31, 2017 are as follows:

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

Asset Quality

In addition to various risk management and monitoring tools, Princeton Advisory Group used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017			As of December 31, 2016
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	14,535,933	37.3%	5	13,281,000	13.5%	2
3	—	—	—	4,500,000	4.6%	1
4	20,328,033	52.2%	3	10,047,183	10.3%	3
5	—	—	—	6,000,000	6.1%	1
	$34,863,966	89.5%	8	$33,828,183	34.5%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2017, we had 5 loans on non-accrual status and as of December 31, 2016, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to Princeton Advisory Group (and to (i) Princeton Investment Advisors for the period prior to June 9, 2016 and (ii) House Hanover for the period after January 1, 2018) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Years Ended December 31, 2017, 2016, and 2015

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$1,414,838	$0.012	$1,489,207	$0.012	$3,075,642	$0.032
Dividend income	-	-	740,741	0.007	-	-
Other income	1,018,708	0.008	56,386	-	18,908	-
Total investment income	2,433,546	0.020	2,286,334	0.019	3,094,550	0.032

Operating expenses
Management fees	407,609	0.003	641,374	0.005	656,479	0.007
Administration fees	339,647	0.003	396,316	0.003	439,695	0.005
Professional fees	299,370	0.002	925,123	0.008	2,497,435	0.025
Valuation fees	74,200	0.001	283,020	0.002	-	-
Compliance fees	-	-	1,904	-	238,102	0.002
Directors’ fees	145,288	0.001	184,871	0.002	87,043	0.001
Consulting fees	30,000	-	-	-	-	-
Accounting fees – related party	-	-	-	-	16,170	-
Bank fees	-	-	25	-	2,050	-
Insurance expense	158,557	0.001	113,698	0.001	78,045	0.001
Interest expense	62,960	0.001	83,200	0.001	4,685	-
Other general and administrative expenses	88,855	0.001	113,775	0.001	301,288	0.003
Total operating expenses	1,606,486	0.013	2,743,306	0.023	4,320,992	0.044
Management fee waiver (3)	(216,559)	(0.002)	-	-	-	-
Total net operating expenses	1,389,927	0.012	2,743,306	0.023	4,320,992	0.044

Net investment income (loss) before tax	1,043,619	0.009	(456,972)	(0.004)	(1,226,442)	(0.013)
Income tax expense	28,065	-	41,123	-	-	-
Net investment income (loss) after tax	1,015,554	0.008	(498,095)	(0.004)	(1,226,442)	(0.013)
Net change in unrealized loss	(4,182,445)	(0.035)	(2,280,862)	(0.019)	(7,857,104)	(0.081)
Net realized gain (loss)	589,111	0.005	(1,461,887)	(0.012)	235,510	0.002
Net increase decrease in net assets resulting from operations	(2,577,780)	(0.021)	(4,240,844)	(0.035)	(8,848,036)	(0.091)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061, 120,486,061 and 97,402,398 shares outstanding for the years ended December 31, 2017, 2016, and 2015, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $33,717, $473,818, and $983,691, for the years ended December 31, 2017, 2016, and 2015, respectively.

(3)	On October 18, 2017, as part of a settlement agreement, $216,559 of previously accrued management fees due to Princeton Investment Advisors were reversed. These are reflected as management fee waiver on the statement of operations.

Operating Expenses

Total net operating expenses decreased from $2,743,306 for the year ended December 31, 2016 to $1,389,927 for the year ended December 31, 2017. The decrease is primarily due to a decrease in management fees, professional fees and valuation fees for the year ended December 31, 2016.

Total net operating expenses per share decreased from $0.023 per share for the year ended December 31, 2016 to $0.012 per share for the year ended December 31, 2017.

Total net operating expenses decreased from $4,320,992 for the year ended December 31, 2015 to $2,743,306 for the year ended December 31, 2016. The decrease is primarily due to a decrease in professional fees for the year ended December 31, 2016.

Total net operating expenses per share decreased from $0.044 per share for the year ended December 31, 2015 to $0.023 per share for the year ended December 31, 2016.

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from a loss of $(498,095) for the year ended December 31, 2016 to income of $1,015,554 for the year ended December 31, 2017. This decrease in a loss was primarily due to a decrease in management fees, professional fees, and valuation fees for the year ended December 31, 2016.

Net investment income (loss) (after tax) per share decreased from a loss of $(0.004) per share for the year ended December 31, 2016 to income of $0.008 per share for the year ended December 31, 2017.

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

For the year ended December 31, 2017, we recognized $589,111 of realized gain primarily in connection with the sale of Spencer Enterprises, Inc. preferred stock.

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

Net change in unrealized gain (loss) on investments totaled a loss of $(4,182,445) for the year ended December 31, 2017 primarily in connection with a loss of $(1,492,923) on Class A preferred membership units in Integrated Medical Partners, LLC, a loss of $(954,726) on the common stock of PCC SBH Sub, Inc., a loss of $(896,779) membership interest – Class A units in Rockfish Holdings, LLC and a loss of $(1,067,615) on the investments held in Advantis Certified Staffing Solutions, Inc., prior to the restructuring.

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

As of December 31, 2017, we had $2,084,262 in cash, and our net assets totaled $41,407,539. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of December 31, 2017, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

We have entered into one contract under which we have material future commitments, the House Hanover Investment Advisory Agreement, pursuant to which House Hanover serves as our investment adviser. Payments under the House Hanover Investment Advisory Agreement in future periods will be equal to a percentage of the value of our net assets.

The House Hanover Investment Advisory Agreement is terminable by either party without penalty upon written notice by the Company or 60 days’ written notice by Hanover. If this agreement is terminated, the costs we incur under a new agreement may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our investment advisory agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

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

Related Party Transactions

Management Fees

Management fees for the year ended December 31, 2017 were $407,609. Management fees under the PAG Investment Advisory Agreement for the year ended December 31, 2016 were $275,569. Management fees under the PIA Investment Advisory Agreement for the year ended December 31, 2016 were $365,805. As of December 31, 2016, management fees of $194,224 and $341,559 were payable to Princeton Advisory Group and Princeton Investment Advisors, respectively. Management fees for the year ended December 31, 2015 were $656,479. On October 18, 2017, as part of a settlement agreement, $216,559 of previously accrued management fees due to Princeton Investment Advisors were reversed. These are reflected as management fee waiver on the statement of operations.

Incentive Fees

There were no incentive fees earned by Princeton Investment Advisors for the years ended December 31, 2017, 2016 or 2015.

There were no incentive fees earned by Princeton Advisory Group for the year ended December 31, 2017 or 2016 as the PAG Investment Advisory Agreement does not provide for an incentive fee.

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

In May 2015, RSG created a wholly owned subsidiary, Southwest Hospitality Group, LLC (“SHG”), for the purpose of entering into franchise agreement with a new restaurant group. In July 2015, SHG was transferred to Sivco, Inc. and then signed a franchise agreement with this new restaurant group. Sivco, Inc. is majority owned and controlled by Alfred Jackson, a former director of the Company and minority-owned by Munish Sood, a former Director, the former President, and former CEO of the Company.

On March 30, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $1,500,000 with Sema4, Inc. and Princeton Advisory Group, as Lenders in order to purchase certain assets to attempt to qualify as a RIC. Sema4, Inc. committed $1,000,000 and Princeton Advisory Group committed $500,000. The loan was repaid in full with interest at a rate of 10.0% per annum on April 8, 2016. Sema4, Inc. is owned by Mark DiSalvo, the Company’s Interim President, Interim Chief Executive Officer, and a director of the Company, and is the general partner of CPP and CPPII, which own approximately 87% and 9% of our common stock, respectively. Princeton Advisory Group is wholly owned by Munish Sood, a former Director, the former President, and former CEO of the Company.

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

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016. As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to attempt to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017.

As disclosed in the Company’s Form 8-K filed with the SEC on October 5, 2016, on September 29, 2016 the Company, as Borrower, entered into a Term Loan in the amount of $470,000 with Munish Sood, as Lender, in order to purchase certain assets to attempt to qualify as a RIC. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on October 7, 2016.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management, our investment advisor, and our auditors;

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm and the valuation committee.

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

Recent Developments

Portfolio Activity

●	On January 1, 2018, the Company consolidated the prior bridge loans to Advantis Certified Staffing Solutions, Inc. into one note in the amount of $813,224.87. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.

●	On January 25, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $90,000 for working capital needs. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.

●	On February 13, 2018, the Company entered into a Forbearance Letter Agreement (the “Forbearance”) with Lone Star Brewery Development, Inc. for a maximum period of two years. During this period, the Company agreed to forbear from exercising and enforcing certain rights and remedies which the Company is entitled to and to accept a payoff equal to $7,500,000 plus 25% of the net sales proceeds/value of the property if by December 31, 2018 or $8,000,000 plus 25% of the net sales proceeds/value if on or after January 1, 2019. In return, Lone Star Brewery Development, Inc. refinanced out the first lien holder with a new lender in the amount of $11,000,000, put $3,248,000 into the project and paid the Company a forbearance fee at closing of $50,000. In connection with this Forbearance, the Company made a partial release of lien on an approximate three acre tract of land to a lender with a lien that was senior to the Company’s lien.

●	On February 20, 2018, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,821,000 for restaurant improvements and enhancements. In connection with this amendment, Rockfish Seafood Grill, Inc. agreed to make the RSG Revolver a performing loan on a quarter basis with payments resuming on March 31, 2018.

●	On February 26, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.

●	On March 22, 2018, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $600,000 for working capital needs and amended, restated and consolidated the two prior notes. The new consolidated note has a principal balance of $1,085,256 and will accrue and pay interest only on a quarterly basis at an annual rate of 18.0%. Dominion has the option to defer 6.0% of the annual rate of interest which will compound quarterly on the payment date. The maturity date of the new note is March 1, 2019.

●	On April 12, 2018, the Company funded $100,000 on the RSG Revolver.

●	On April 24, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $110,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.

●	On June 4, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $175,000 for working capital needs. The note will bear an annual interest rate of 10.75% with all interest and principal due on maturity of December 31, 2018.

●	On July 12, 2018, the Company funded $100,000 on the RSG Revolver, making it fully funded.

●	Effective July 27, 2018 Rockfish Holdings, LLC and the Company entered into an amendment of its warrant agreement and warrant to extend the expiration of the warrant until July 28, 2028.

●	On October 29, 2018, the Company issued a Notice of Default on its loan to Great Value Storage for non-payment of interest due on September 30, 2018.

●	On November 15, 2018, the Company received payment in full in the amount of $1,000,000 on its participation in the loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc.

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

Results of Investigation

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

Entry into Long Term Investment Advisory Agreement with House Hanover

As reported in the Company’s Preliminary Proxy Statement filed on April 6, 2018 and the Company’s Definitive Proxy Statement filed on April 20, 2018, on April 5, 2018, the Company’s Board of Directors (the “Board”), including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover, LLC, a Delaware limited liability company (“House Hanover”) (the “House Hanover Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018.

A summary of the House Hanover Investment Advisory Agreement was included in the Form 8-K filed on May 31, 2018 and the full text of the Interim Investment Advisory Agreement is attached as Exhibit 10.1 thereto and incorporated by reference therein.

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

Pursuant to the Interim Investment Advisory Agreement and the House Hanover Investment Advisory Agreement, the Company is responsible for its allocable portion of Ms. Klingbaum’s compensation including, but not limited to, salaries and benefits while performing services to the Company.

Settlement Proceeds

Effective November 27, 2018, the Company entered into a confidential settlement agreement with a former vendor/provider of services in which the Company will receive $1.1 million within 10 days of the effective date. Furthermore, the Company was released of the responsibility of outstanding Accounts Payable and Accrued Expenses totaling approximately $279,172 to this vendor/provider of services, which would also forgive the related receivables Due From Portfolio Companies totaling approximately $84,418.

Late Filings

As set forth in the Company’s Form 12b-25 filings on May 16, 2018, August 15, 2018, and November 15, 2018 the Company has not timely made its Form 10-Q filings for the periods ending March 31, 2018, June 30, 2018 and September 30, 2018 due to its inability to do so without undue effort or expense.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of December 31, 2017, all of our debt investments in our portfolio bore interest at a fixed rate, except 1 debt investment which bore interest at a variable rate, representing approximately $1,000,000 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of December 31, 2017. The below table illustrates the effect such assumed rate changes would have on an annual basis.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Board of Directors and Stockholders

Princeton Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Princeton Capital Corporation (the “Company”), including the schedule of investments, as of December 31, 2017 and 2016, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, schedules and financial highlights (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The financial highlights for the years ended December 31, 2014 and 2013 were audited by another independent registered public accounting firm whose report, dated April 15, 2015, expressed unqualified opinions on those financial highlights.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2017 and 2016, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

November 30, 2018

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016

ASSETS
Control investments at fair value (cost of $25,204,690 and $16,486,985, respectively)	$17,273,360	$13,059,138
Affiliate investments at fair value (cost of $0 and $5,306,750, respectively)	-	6,386,679
Non-control/non-affiliate investments at fair value (cost of $27,652,557 and $33,537,946, respectively)	21,677,400	26,161,123
Investment in U.S. Treasury Bill (cost of $0 and $52,398,253, respectively)	-	52,398,952
Total investments at fair value (cost of $52,857,247 and $107,729,934, respectively)	38,950,760	98,005,892
Cash	2,084,262	9,942
Restricted cash	-	524,007
Due from portfolio companies	275,829	172,959
Due from affiliates	-	43,940
Note receivable	-	500,000
Interest receivable	270,718	233,906
Tax receivable	314,590	-
Deferred tax asset	-	319,516
Prepaid expenses	52,221	9,602
Total assets	41,948,380	99,819,764

LIABILITIES
Accrued management fees	94,282	535,783
Accounts payable (Note 2)	239,021	2,088,342
Term loan – related party	-	365,000
Due to affiliates	13,602	86,216
Insurance loan payable	26,806	-
Short term payable for securities purchased	-	52,398,253
Tax expense payable	36,141	42,245
Deferred fee income	23,002	24,107
Accrued expenses and other liabilities	107,987	294,499
Total liabilities	540,841	55,834,445

Net assets	$41,407,539	$43,985,319

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at December 31, 2017 and December 31, 2016)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(637,266)	(1,226,377)
Distributions in excess of net investment income	(9,038,078)	(10,053,632)
Accumulated unrealized gain (loss) on investments	(13,906,487)	(9,724,042)
Total net assets	$41,407,539	$43,985,319
Net asset value per share	$0.344	$0.365

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$1,379,230	$1,101,993	$2,550,788
Interest income from control investments	35,608	387,214	524,854
Dividend income from affiliate investments	-	740,741	-
Other income from non-control/non-affiliate investments	28,377	9,893	18,908
Other income from affiliate investments	18,882	46,304	-
Other income from non-investment sources (Note 2)	971,449	189	-
Total investment income	2,433,546	2,286,334	3,094,550

OPERATING EXPENSES
Gross Management fees	407,609	641,374	656,479
Administration fees	339,647	396,316	439,695
Professional fees (Note 2)	299,370	925,123	2,497,435	(1)
Valuation fees	74,200	283,020	-
Compliance fees	-	1,904	238,102
Directors’ fees	145,288	184,871	87,043
Accounting fees – related party	-	-	16,170
Consulting fees	30,000	-	-
Bank fees	-	25	2,050
Insurance expense	158,557	113,698	78,045
Interest expense	62,960	83,200	4,685
Other general and administrative expenses	88,855	113,775	301,288
Total operating expenses	1,606,486	2,743,306	4,320,992
Management fee waiver	(216,559)	-	-
Total net expenses	1,389,927	2,743,306	4,320,992
Net investment income (loss) before tax	1,043,619	(456,972)	(1,226,442)
Income tax expense	28,065	41,123	-
Net investment income (loss) after taxes	1,015,554	(498,095)	(1,226,442)

Net realized gain (loss) on:
Non-control/non-affiliate investments	-	4,450,000	246,391
Control investments	-	(5,911,887)	-
Affiliate investments	589,111	-	-
US Treasury Bills	-	-	(533)
Cash	-	-	(10,348)
Net realized gain (loss)	589,111	(1,461,887)	235,510
Net change in unrealized gain (loss) on investments	(4,182,445)	(2,280,862)	(7,857,104)
Net realized and unrealized loss on investments	(3,593,334)	(3,742,749)	(7,621,594)
Net decrease in net assets resulting from operations	$(2,577,780)	$(4,240,844)	$(8,848,036)

Net investment income (loss) per share
Basic	$0.008	$(0.004)	$(0.013)
Diluted	$0.008	$(0.004)	$(0.013	)(2)
Net decrease in net assets resulting from operations per share
Basic	$(0.021)	$(0.035)	$(0.091)
Diluted	$(0.021)	$(0.035)	$(0.091	)(2)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	97,402,398	(3)
Diluted	120,486,061	120,486,061	98,375,001	(3)

(1)	Includes $935,161 of legal and accounting fees related to the transaction that occurred on March 13, 2015. See Note 1 of the Notes to Financial Statements.
(2)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the year ended December 31, 2015 due to it being anti-dilutive. Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015 but is excluded from the diluted calculation for net investment income (loss) per share for the years ended December 31, 2015 due to it being anti-dilutive.
(3)	Includes retroactive application of 2 for 1 stock split.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2017	2016	2015
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,015,554	$(498,095)	$(1,226,442)
Net realized gain (loss) on investments	589,111	(1,461,887)	235,510
Net change in unrealized loss on investments	(4,182,445)	(2,280,862)	(7,857,104)
Net decrease in net assets resulting from operations	(2,577,780)	(4,240,844)	(8,848,036)

Capital share transactions:
Unpaid dividend written off	-	600	-
Issued common stock	-	-	56,611,577
Net increase in net assets resulting from capital share transactions	-	600	56,611,577

Total increase (decrease) in net assets	(2,577,780)	(4,240,244)	47,763,541
Net assets at beginning of year	43,985,319	48,225,563	462,022
Net assets at end of year	$41,407,539	$43,985,319	$48,225,563

Capital share activity:
Common stock
Reverse stock split	-	-	(1,816,534)
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	-	-	3,185,201
Issuance of common stock	-	-	115,484,327 (1)
Common stock outstanding at the beginning of year	120,486,061	120,486,061	3,633,067
Common stock outstanding at the end of year	120,486,061	120,486,061	120,486,061
Preferred stock - Series B
Conversion of Regal One Corporation common and preferred shares for Princeton Capital Corporation common shares	-	-	(100,000)
Preferred stock outstanding at the beginning of year	-	-	100,000
Preferred stock outstanding at the end of year	-	-	-

(1)	The shares issued were based on a pre-valuation presumed fair value of $60.9 million.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,577,780)	$(4,240,844)	$(8,848,036)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(3,102,148)	(743,211)	(11,646,000)
U.S. Treasury Bills	(45,998,007)	(192,398,344)	(97,005,333)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	6,178,782	550,000	274,615
U.S. Treasury Bills	98,396,260	140,000,000	97,004,800
Net change in unrealized (gain) loss on investments	4,182,445	2,280,862	7,857,104
Net realized (gain) loss on investments	(589,111)	1,461,887	(245,854)
Increase in investments due to PIK	(33,717)	(473,818)	(983,691)
Amortization of fixed income premium or discounts	20,628	16,252	22,307
Write-off of accrued legal fees	(968,256)	-	-
Changes in other assets and liabilities:
Due from portfolio companies	(102,870)	(88,541)	(84,418)
Due from affiliates	43,940	(11,592)	(32,348)
Interest receivable	(36,812)	(102,539)	(131,367)
Prepaid expenses	(42,619)	38,709	(48,311)
Note receivable	500,000	(500,000)	-
Deferred tax asset	4,926	(319,516)	-
Accrued management fees	(441,501)	360,029	175,754
Accounts payable	(881,065)	692,745	1,383,447
Accounts payable – related party	-	-	(18,500)
Due to affiliates	(72,614)	74,267	11,949
Tax expense payable	(6,104)	42,245	-
Deferred fee income	(1,105)	24,107	-
Accrued expenses and other liabilities	(186,512)	85,488	209,011
Net cash provided by (used in) operating activities	54,286,760	(53,251,814)	(12,104,871)

Cash flows from financing activities:
Insurance loan payable	26,806	-	-
Short term payable for securities purchased	(52,398,253)	52,398,253	-
Term loan – related party	(365,000)	365,000	-
Net cash received from common shares issued	-	-	13,104,382
Net cash provided by (used in) financing activities	(52,736,447)	52,763,253	13,104,382

Net increase (decrease) in cash and restricted cash	1,550,313	(488,561)	999,511
Cash and restricted cash at beginning of year	533,949	1,022,510	22,999
Cash and restricted cash at end of year	$2,084,262	$533,949	$1,022,510

Supplemental disclosure of non-cash financing activities:
Common stock issued in exchange for investments	$-	$-	$43,507,195
Dividends payable to stockholders	$-	$(600)	$-
Unpaid dividend written off	$-	$600	$-
Dividends declared, but not yet paid	$-	$-	$600
Transfer due to restructuring of investments in Rockfish Seafood Grill, Inc.	$-	$-	$3,250,850
Supplemental disclosure of cash flow financing activities:
Interest expense paid	$75,044	$89,948	$26,992
Income tax paid	$34,169	$302,265	$-

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2017

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5)	Staffing	$4,500,000	4,500,000	$3,826,477	9.24%
Unsecured loan, 5%, due 10/31/2017		$89,225	89,225	76,839	0.19%
Unsecured loan, 5%, due 12/31/2017		$69,000	69,000	59,422	0.14%
Unsecured loan, 5%, due 12/31/2017		$125,000	125,000	107,648	0.26%
Unsecured loan, 5%, due 12/31/2017		$30,000	30,000	25,836	0.06%
Unsecured loan, 5%, due 12/31/2017		$105,000	105,000	90,425	0.22%
Unsecured loan, 5%, due 12/31/2017		$200,000	200,000	172,237	0.42%
Unsecured loan, 5%, due 12/31/2017		$150,000	150,000	129,178	0.31%
Unsecured loan, 5%, due 12/31/2017		$45,000	45,000	38,753	0.09%
Common Stock – Series A (5)		$225,000	10,150	3,713	0.01%
Common Stock – Series B (5)		$9,500,000	428,571	156,757	0.38%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	11,278	4,125	0.01%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	11,551	0.03%
Total			5,763,224	4,702,961	11.36%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	$6,352,944	6,637,883	16.03%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,621,000	1,621,000	1,663,335	4.02%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	257,647	0.62%
Membership Interest – Class A(5)		89.400%	3,734,636	28,628	0.07%
Total			12,123,540	8,587,493	20.74%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5)		100	2,525,481	1,570,755	3.79%
Total			2,539,481	1,584,755	3.82%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 6.0% Cash, due 9/30/2019 (8)	Medical Business	$451,922	451,922	437,085	1.06%
Unsecured Loan, 6.0% Cash, due 5/20/2018 (8)	Services	100,000	100,000	81,389	0.19%
Preferred Membership, Class A units (5)		800	4,196,937	1,844,856	4.46%
Preferred Membership, Class B units (5)		760	29,586	34,514	0.08%
Common Units (5)		14,082	-	307	0.00%
Total			4,778,445	2,398,151	5.79%
Total control investments			25,204,690	17,273,360	41.71%

Non-control/non-affiliate investments
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 5/31/2020	Nickel Pipe, Fittings & Flanges	$6,750,000	6,750,000	6,339,459	15.31%
Membership Interest – Class B (5)		25.97%	5,131,090	172,741	0.42%
Total			11,881,090	6,512,200	15.73%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2017 (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5)	Real Estate Development	$8,076,135	$8,076,135	$7,500,000	18.11%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,664,416	6,694,132	6,664,000	16.09%
ECM Energy Services, Inc.	Waynesburg, PA
Revolving Loan, US Prime Rate + 1%, (5.25% floor) and 7.2% collateral management fee, overall floor of 12.0%, due 2/11/2019 (9)	Energy Services	$1,000,000	1,000,000	1,000,000	2.42%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			27,652,557	21,677,400	52.35%
Total Portfolio Investments			52,857,247	38,950,760	94.06%

Total Investments			$52,857,247	$38,950,760	94.06%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2017, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2017.
(6)	Represents an illiquid investment. At December 31, 2017, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. This revolving loan commitment was increased in January 2017 by $140,000. As of December 31, 2017, the commitment was fully funded.
(8)	Represents investment in Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC.
(9)	Represents a participation in a revolving loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc. This participation revolving loan commitment is $1,000,000 and as of December 31, 2017, the commitment was fully funded.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2017 (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2017.

	December 31, 2017
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$38,949,560	94.06%
Canada	1,200	0.00
Total	$38,950,760	94.06%

	December 31, 2017
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$8,587,493	20.74%
Real Estate Development	7,500,000	18.11
Storage Company Property Management	6,664,000	16.09
Nickel Pipe, Fittings & Flanges	6,512,200	15.73
Staffing	4,702,961	11.36
Energy Services	2,584,755	6.24
Medical Business Services	2,398,151	5.79
Security	1,200	0.00
Total	$38,950,760	94.06%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2016

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	$6,352,944	$6,549,261	14.89%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,481,000	1,481,000	1,481,000	3.37%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	102,826	0.23%
Membership Interest – Class A(5)		99.997%	3,734,636	925,407	2.10%
Total			11,983,540	9,058,494	20.59%
Dominion Medical Management, Inc.	Milwaukee, WI
Unsecured Loan, 2.0% cash, due 3/1/2018 (2), (5)	Medical Business	$276,922	276,922	276,922	0.63%
Integrated Medical Partners, LLC	Services
Preferred Membership, Class A units (5)		800	4,196,937	3,337,779	7.59%
Preferred Membership, Class B units (5)		760	29,586	365,884	0.83%
Common Units (5)		14,082	-	20,059	0.05%
Total			4,503,445	4,000,644	9.10%
Total control investments			16,486,985	13,059,138	29.69%

Affiliate investments
Spencer Enterprises Holdings, LLC	City of Industry, CA
Preferred Membership, Class AA units (5)	Home Furnishings	500,000	2,391,001	2,705,363	6.15%
Preferred Membership, Class BB units (5)	Manufacturing	500,000	2,915,749	3,681,316	8.37%
Total			5,306,750	6,386,679	14.52%
Total affiliate investments			5,306,750	6,386,679	14.52%

Non-control/non-affiliate investments
Advantis Certified Staffing Solutions, Inc.	Austin, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021	Staffing	$4,500,000	4,500,000	4,500,000	10.23%
Warrant for 700,000 Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	7,352	0.02%
Total			4,500,000	4,507,352	10.25%
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 3/31/2018	Nickel Pipe, Fittings & Flanges	$6,750,000	6,750,000	6,750,000	15.35%
Membership Interest – Class B (5)		25.97%	5,131,090	631,571	1.43%
Total			11,881,090	7,381,571	16.78%
Lone Star Brewery Development, Inc.	San Marcos, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5)	Real Estate Development	$8,076,135	8,076,135	6,000,000	13.64%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,530,972	6,554,040	6,531,000	14.85%
South Boots Hill, LLC	San Marcos, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 3/31/2018 (2), (3), (5)	Energy Services	$2,525,481	2,525,481	1,740,000	3.96%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2016 (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	$1,200	$1,200	0.00%
Total non-control/non-affiliate investments			33,537,946	26,161,123	59.48%
Total Portfolio Investments			55,331,681	45,606,940	103.69%

United States Treasury
U. S. Treasury Bill 0.0% 1/5/2017		$52,400,000	52,398,253	52,398,952	119.13%

Total Investments			$107,729,934	$98,005,892	222.82%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a payment-in-kind security (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2016, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2016.
(6)	Represents an illiquid investment. At December 31, 2016, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. As of December 31, 2016, $10,000 remains unfunded.

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

December 31, 2017

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013, with its principal office located in Princeton, New Jersey. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we expect to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company did not meet the requirements to qualify as a RIC for the 2015, 2016 and 2017 tax years and expects to be taxed as a corporation under Subchapter C of the Code. We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

Prior to March 13, 2015, Princeton Capital’s predecessor operated under the name Regal One Corporation (“Regal One”). Regal One had been located in Scottsdale, Arizona, and was a Florida corporation initially incorporated in 1959 as Electro-Mechanical Services Inc. Since inception, Regal One had been involved in several industries. In 1998, Electro-Mechanical Services Inc. changed its name to Regal One Corporation.

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

On January 18, 2016, the Board of Directors of the Company conditionally approved the investment advisory agreement with Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group”) (the “PAG Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. At the 2016 Annual Meeting of Stockholders held on June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement, effective June 9, 2016. From June 9, 2016 until December 31, 2017, Princeton Advisory Group acted as the Company’s investment advisor pursuant to the terms of the PAG Investment Advisory Agreement.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

On December 27, 2017, the Board determined that it would be in the best interests of the Company and its stockholders to terminate the PAG Investment Advisory Agreement and sent a formal Notice of Termination to Princeton Advisory Group notifying Princeton Advisory Group of its termination as the Company’s investment advisor, effective as of December 31, 2017 at 11:59 p.m. Eastern Time. Also on December 27, 2017, the Board approved (specifically in accordance with Rule 15a-4(b)(1)(ii) of the Investment Company Act) and authorized the Company to enter into an Interim Investment Advisory Agreement between the Company and House Hanover, LLC, a Delaware limited liability company (“House Hanover”) (the “Interim Investment Advisory Agreement”), in accordance with Rule 15a-4 of the Investment Company Act. The effective date of the Interim Investment Advisory Agreement was January 1, 2018.

On April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The House Hanover Investment Advisory Agreement replaced the Interim Investment Advisory Agreement. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018.

Since January 1, 2018, House Hanover has acted as our investment advisor under the Interim Investment Advisory Agreement (from January 1, 2018 until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2017, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC and Integrated Medical Partners, LLC as defined under the 1940 Act. As of December 31, 2016, the Company had control investments in Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC and Integrated Medical Partners, LLC, and Dominion Medical Management, Inc. and affiliated investments in Spencer Enterprises Holdings, LLC, as defined under the 1940 Act.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor (our investment advisor, as disclosed in various public filings, in Note 1, and elsewhere in this Form 10-K, changed on June 9, 2016 from Princeton Investment Advisors to Princeton Advisory Group, and on January 1, 2018 from Princeton Advisory Group to House Hanover);

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor (our investment advisor, as disclosed in various public filings, in Note 1, and elsewhere in this Form 10-K, changed on June 9, 2016 from Princeton Investment Advisors to Princeton Advisory Group, and on January 1, 2018 from Princeton Advisory Group to House Hanover), the independent valuation firm and the valuation committee.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

December 31, 2017

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

December 31, 2017

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31,	December 31,
	2017	2016
Cash	$2,084,282	$9,942
Restricted Cash	-	524,007
Total Cash and Restricted Cash	$2,084,282	$533,949

As of December 31, 2017, there was no restricted cash for purpose of purchasing U.S. Treasury Bills on margin. As of December 31, 2016, restricted cash consisted of cash held at Jefferies for purpose of purchasing U.S. Treasury Bills on margin.

Notes Receivable

Effective December 31, 2017, there were no notes receivable. Effective December 31, 2016, the Company had $500,000 in receivables relating to the sale of its equity investment in Advantis Certified Staffing Solutions, Inc.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income. Income from such sources was $47,259, $56,197 and $18,908 for the years ended December 31, 2017, 2016 and 2015, respectively. Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income earned on cash in the Company’s bank account was $3,193 and $189 for the years ended December 31, 2017, and 2016. There was no interest income earned on cash in the Company’s bank account for the year ended December 31, 2015. For the year ended December 31, 2017, $968,256 was booked as other income resulting from the reversal of previously accrued legal invoices related to the Settlement Agreement with the law firms described in “Note 2 – Significant Accounting Policies – Legal Fees” and is included in Other income from non-investment sources.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the years ended December 31, 2016 and December 31, 2017 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 9. Through December 31, 2016, it was undeterminable the ultimate responsibility for amounts invoiced to the Company by two law firms that provided services, as these invoices were for all of such law firm’s fees even though they represented multiple parties and the Company believed that some of these services rendered were provided solely or primarily for the benefit of other represented parties. For the year ended December 31, 2017, the Company was not invoiced any legal fees by these two law firms related to this lawsuit. For the years ended December 31, 2016 and 2015, the Company was invoiced legal fees by these two law firms related to this lawsuit in the amount of $351,513 and $1,241,863, respectively, which are included in professional fees on the Statements of Operations. As of December 31, 2016, $1,390,039 of these fees are included in accounts payable on the Statements of Assets and Liabilities. As of December 31, 2017, the Company reached an agreement with the two law firms and paid them $330,000 to settle all outstanding invoices. As a result of settling all outstanding amounts, for the year ended December 31, 2017, the Company increased other income by $968,256, to account for legal fees previously included in professional fees. In addition, as of December 31, 2017, the Company reduced accounts payable by $968,256 as a result of the settlements.

Other legal fees invoiced to the Company for the years ended December 31, 2016 and December 31, 2017, were incurred in the normal operating course of business and are included in professional fees on the Statements of Operations.

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2017, 2016 and 2015 taxable years. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

The Company did not meet the qualifications of RIC for the 2017, 2016 and 2015 tax years and will be taxed as a corporation under Subchapter C of the Code. The Company expects to meet the qualifications of a RIC for the 2018 tax year. If the Company were unable to meet the qualifications of a RIC for the 2018 tax year, it would be taxed as a corporation under Subchapter C of the Code. In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company achieves its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the years ended December 31, 2017, 2016 and 2015 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. The Company had 100,000 Series B Preferred Shares convertible at 100 for 1 outstanding through March 12, 2015, but were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. Therefore, dilutive loss per share of common stock was equal to basic loss per share of common stock for the years ended December 31, 2015. For the years ended December 31, 2017 and 2016, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

Transactional Expenses

A portion of the assets acquired on March 13, 2015 from the Partnerships were used for legal and accounting fees related to the acquisition transaction and were expensed as professional fees. The Company incurred $935,161 of professional fees related to the transaction for the year ended December 31, 2015. There were no professional fees related to the transaction for the years ended December 31, 2016 or 2017.

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

December 31, 2017

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued a converged standard to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) –Deferral of the Effective Date, formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Public business entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). Adoption of ASU 2015-14 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) –Principal versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The amended guidance affects entities that enter into contracts with customers to transfer goods or services in exchange for consideration. Under ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity must determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The amended guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. ASU 2016-08 affects the guidance in the new revenue standard issued in May 2014 and has the same effective date which is described above. Adoption of ASU 2016-08 did not have a material impact on the Company’s consolidated financial statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” to generally require equity investments be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily-determinable fair value, and change disclosure and presentation requirements regarding financial instruments and other comprehensive income, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10). The amendments in ASU 2018-03 make technical corrections to certain aspects of ASU 2016-01 on recognition of financial assets and financial liabilities. For public entities, the guidance in ASU 2016-01 and amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU provides accounting and disclosure guidance relating to the Tax Cuts and Jobs Act pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. The guidance allows a company to report provisional amounts when reasonable estimates are determinable for certain income tax effects relating to the Act. These provisional amounts may give rise to new current or deferred taxes based on certain provisions within the Act, as well as adjustments to existing current or deferred taxes that existed prior to the Act’s enactment date. Adoption of ASU 2018-05 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 on this update eliminate, add and modify certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. Management of the Company does not expect that the adoption of ASU 2018-13 will have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2017, 2016, and 2015.

	For the Year Ended December 31,
	2017	2016	2015
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(2,577,780)	$(4,240,844)	$(8,848,036)
Weighted average shares outstanding for year
Basic	120,486,061	120,486,061	97,402,398	(2)
Diluted	120,486,061	120,486,061	98,375,001	(2),(3)
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.021)	$(0.035)	$(0.091)
Diluted	$(0.021)	$(0.035)	$(0.091)

(1)	Per share data based on weighted average shares outstanding.
(2)	Includes retroactive application of 2 for 1 stock split.
(3)	Includes Series B Preferred Shares convertible at 100 for 1 through March 12, 2015, but is excluded from the diluted calculation for net increase (decrease) in net assets resulting from operations per share for the year ended December 31, 2015 due to it being anti-dilutive.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2017 and December 31, 2016, respectively:

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$15,965,218	$15,965,218
Second Lien Loans	-	-	17,665,936	17,665,936
Unsecured Loans	-	-	1,232,812	1,232,812
Equity	-	-	4,086,794	4,086,794
Total Portfolio Investments	-	-	38,950,760	38,950,760
Total Investments	$-	$-	$38,950,760	$38,950,760

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$16,301,261	$16,301,261
Second Lien Loans	-	-	17,250,000	17,250,000
Unsecured Loans	-	-	276,922	276,922
Equity	-	-	11,778,757	11,778,757
Total Portfolio Investments	-	-	45,606,940	45,606,940
U.S. Treasury Bill	52,398,952	-	-	52,398,952
Total Investments	$52,398,952	$-	$45,606,940	$98,005,892

During the years ended December 31, 2017 and 2016, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2017 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Amortization	(20,628)	-	-	-	(20,628)
Purchases of investments	1,267,000	-	1,385,147	450,001	3,102,148
Sales of investments	-	-	(282,922)	(5,895,860)	(6,178,782)
Payment-in-kind interest	33,717	-	-	-	33,717
Realized gain (loss)	-	-	-	589,111	589,111
Change in unrealized gain (loss) on investments	909,349	415,936	(146,335)	(5,360,696)	(4,181,746)
Transfer due to restructuring	(2,525,481)	-	-	2,525,481	-
Fair value at end of year	$15,965,218	$17,665,936	$1,232,812	$4,086,794	$38,950,760
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2017	$123,865	$415,936	$(146,335)	$(4,280,765)	$(3,887,299)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

Changes in Level 3 assets measured at fair value for the year ended December 31, 2016 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$16,064,535	$21,386,494	$371,922	$10,876,569	$48,699,520
Amortization	(16,161)	-	-	-	(16,161)
Purchases of investments	463,211	-	280,000	-	743,211
Sales of investments	(50,000)	-	-	(500,000)	(550,000)
Payment-in-kind interest	473,818	-	-	-	473,818
Realized gain (loss)	-	(1,454,270)	(375,000)	367,383	(1,461,887)
Change in unrealized gain (loss) on investments	(634,142)	2,448,866	-	(4,096,285)	(2,281,561)
Transfer due to restructuring	-	(5,131,090)	-	5,131,090	-
Fair value at end of year	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2016	$(634,141)	$463,275	$-	$(4,197,583)	$(4,368,449)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$7,664,000	Discounted Cash Flow	Discount Rate	11.80% - 13.80% (12.80%)
	8,301,218	Discounted Cash Flow	Discount Rate	12.20%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.9x (0.75x)
		Market Approach	Real Estate Appraisal Values	N/A
Total	15,965,218

Second Lien Loans	7,500,000	Market Approach	Real Estate Appraisal Values	N/A
	3,826,477	Discounted Cash Flow	Discount Rate	14.90%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.2x
	6,339,459	Discounted Cash Flow	Discount Rate	10.10%
		Market Approach	Enterprise Value/Revenue Multiple	8.5x
Total	17,665,936

Unsecured Loans	1,218,812	Discounted Cash Flow	Discount Rate	11.60-14.90% (13.25%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.20x - 19.10x (9.65x)
	14,000	Market Approach	Real Estate Appraisal Values	N/A
Total	1,232,812

Equity	2,516,039	Black-Scholes Option Pricing Model	Volatility	22.40% - 32.80% (27.60%)
			Discount for lack of marketability	5.00% - 30.00% (17.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.20x - 19.10x (9.65x)
		Income Approach	Discount Rate	10.10% - 14.9% (12.50%)
	1,570,755	Market Approach	Real Estate Appraisal Values	N/A

Total	4,086,794
Total Level 3 Investments	$38,950,760

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,531,000	Discounted Cash Flow	Discount Rate	14.00%
	8,030,261	Discounted Cash Flow	Discount Rate	12.20%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.9x (0.75x)
	1,740,000	Market Approach	Real Estate Appraisal Values	N/A
Total	16,301,261

Second Lien Loans	6,000,000	Discounted Cash Flow	Discount Rate	68.00%
	4,500,000	Discounted Cash Flow	Discount Rate	14.10%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.6x
	6,750,000	Discounted Cash Flow	Discount Rate	9.00%
		Market Approach	Enterprise Value/Revenue Multiple	8.6x
Total	17,250,000

Unsecured Loans	276,922	Discounted Cash Flow	Discount Rate	12.60%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	1.10x- 20.60x (10.85x)
Total	276,922

Equity	11,778,757	Black-Scholes Option Pricing Model	Volatility	22.50%-39.50% (31.00%)
			Discount for lack of marketability	5.00%-32.00% (18.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.4x - 20.6x (10.5x)
		Income Approach	Discount Rate	9.4% - 14.1% (11.75%)
Total	11,778,757
Total Level 3 Investments	$45,606,940

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

December 31, 2017

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

NOTE 6 – INCOME TAX

The Company is currently taxable as a C corporation and subject to federal and state corporate income taxes. The Company recorded a provision as follows:

	2017	2016
Current expense (benefit)	$28,065	$41,123
Deferred expense (benefit)	-	-
Total expense (benefit)	$28,065	$41,123

The components of deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

Deferred tax assets:	2017	2016
Net operating loss carryforward	$494,161	$390,881
Net capital loss carryforwards	1,384,133	2,553,820
Basis differences in investments	3,402,760	2,503,655
Total gross deferred tax assets	5,281,054	5,448,355
Less: Valuation allowance	(5,281,054)	(5,128,839)
Net deferred tax assets	$-	$319,516

As of December 31, 2017 and 2016, the total amount of federal net operating loss carryforwards was $1,819,548 and $212,862, respectively. The federal net operating loss carryforwards will begin to expire in 2036. As of December 31, 2017 and 2016, the total amount of federal capital loss carryforwards was $5,096,508 and $6,190,524, respectively. The federal capital loss carryforwards will expire in 2021.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management believes that the likelihood of realizing the benefits of these deductible differences at December 31, 2017, does not meet the “more likely than not threshold” as defined in ASC 740 – Income Taxes and thus management has recorded a full valuation allowance.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

	2017	2016
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	(1.1)	6.4
Permanent items	20.7	-
True-up	21.0	(74.3)
Rate change	(88.9)	-
Increase/(decrease) in valuation allowance	14.8	24.9
Other	(1.6)	-
Effective tax rate	(1.1)%	(9.0)%

The Company did not meet the qualifications of a RIC for the 2017 tax year and will be taxed as a corporation under Subchapter C of the Code. The Company expects that it will meet the qualifications of a RIC for the 2018 tax year. If the Company is unable to meet the qualifications of a RIC for the 2018 tax year, it will be taxed as a corporation under Subchapter C of the Code. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities.

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

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and New Jersey. For the years ended December 31, 2017, 2016, and 2015, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through the present. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. A key provision of the act was the reduction in the corporate tax rate to 21% for tax years beginning January 1, 2018. The Company has re-measured its deferred tax assets and liabilities and this re-measurement will be offset by a change in the valuation allowance during the corresponding period.

NOTE 7 – RELATED PARTY TRANSACTIONS

Transition of Investment Advisory Agreements

On January 18, 2016, the Board of Directors of the Company conditionally approved the Investment Advisory Agreement between the Company and Princeton Advisory Group, subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. On June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement (the “PIA Investment Advisory Agreement”). The effective date of the PAG Investment Advisory Agreement was June 9, 2016. The Board of Directors of the Company previously approved the termination of the investment advisory agreement between the Company and Princeton Investment Advisors, LLC (the “PIA Investment Advisory Agreement”), such termination becoming effective on June 9, 2016, the date the PAG Investment Advisory Agreement was approved and adopted by the stockholders of the Company. Since the transition of investment advisors occurred during the periods covered under the financial statements included in this Form 10-K, we have disclosed below the material terms of both the PAG Investment Advisory Agreement and the PIA Advisory Agreement below, beginning with the PIA Investment Advisory Agreement.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

As disclosed elsewhere in this 10-K (including Note 1), House Hanover has served as the Company’s investment advisor since January 1, 2018 pursuant to the Interim Investment Advisory Agreement and the House Hanover Investment Advisory Agreement. We have not disclosed the material terms of the House Hanover Investment Advisory Agreement below because House Hanover began serving as the Company’s investment advisor after the periods covered by the financial statements in this Form 10-K. However, a description of the material terms of the House Hanover Investment Advisory Agreement is included under Part I of this Form 10-K.

PIA Investment Advisory Agreement with Princeton Investment Advisors

Our board of directors, including a majority of our independent directors, approved the PIA Investment Advisory Agreement at its meeting held on March 13, 2015. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, Princeton Investment Advisors managed our day-to-day operations and provided investment advisory services to us. Under the terms of the PIA Investment Advisory Agreement, Princeton Investment Advisors was responsible for the following:

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

Pursuant to the PIA Investment Advisory Agreement, the Company agreed to pay Princeton Investment Advisors a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, U.S. Treasury Bills, and deposits. For services rendered under the PIA Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, as adjusted, at the end of the finalized prior quarter and the estimated current quarter. The management fee shown on the statement of operations includes the estimated management fee for the current period as well as a true-up for the prior quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

For the year ended December 31, 2017 there were no management fees incurred under the PIA Investment Advisory Agreement. Management fees under the PIA Investment Advisory Agreement for the year ended December 31, 2016 and 2015 were $365,805 and $656,479, respectively. As of December 31, 2016 and 2015, management fees of $341,559 and $175,754, respectively, were payable to Princeton Investment Advisors. On October 18, 2017, as part of the Settlement Agreement with Princeton Investment Advisors, $216,559 of previously accrued management fees due to Princeton Investment Advisors were reversed. These are reflected as management fee waiver on the statement of operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

December 31, 2017

Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second component, the capital gains component of the incentive fee, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the PIA Investment Advisory Agreement, which occurred on June 9, 2016, as of the termination date of June 9, 2016), commencing on December 31, 2015, and will equal 20% of our cumulative aggregate realized capital gains from January 1st through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the PIA Investment Advisory Agreement is terminated as of a date that is not a calendar year end (as is the case with the termination having become effective as of June 9, 2016), the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

There were no incentive fees earned by Princeton Investment Advisors for the years ended December 31, 2017, 2016, or 2015.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

Duration and Termination

The PIA Investment Advisory Agreement was to continue in effect for a period of two years from its effective date. It was to remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The PIA Investment Advisory Agreement was to automatically terminate in the event of its assignment, as defined in the 1940 Act, by Princeton Investment Advisors and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities could also terminate the investment advisory agreement without penalty upon 60 days’ written notice. As described elsewhere in this 10-K, on January 18, 2016 the Board of Directors of the Company approved the termination of the PIA Investment Advisory Agreement, such termination becoming effective on June 9, 2016, the date the PAG Investment Advisory Agreement was approved and adopted by the Company’s stockholders. The Company did not pay any early termination penalties as a result of the termination of the PIA Investment Advisory Agreement.

Indemnification

The PIA Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations under the PIA Investment Advisory Agreement, Princeton Investment Advisors and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Princeton Investment Advisors’ services under the PIA Investment Advisory Agreement or otherwise as our investment advisor.

PAG Investment Advisory Agreement with Princeton Advisory Group

Unlike the separate administration agreement that covered administrative services while Princeton Investment Advisors served as the investment advisor to the Company (as described below), under the PAG Investment Advisory Agreement, the administrative services of the Company were provided by Princeton Advisory Group. Inc. and subject to reimbursement of administrative related expenses under the PAG Investment Advisory Agreement.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

Advisory Services

Princeton Advisory Group is registered as an investment adviser under the 1940 Act, and from June 9, 2016 until December 31, 2017, served as the Company’s investment advisor pursuant to the PAG Investment Advisory Agreement in accordance with the 1940 Act. Princeton Advisory Group is owned by and an affiliate of Mr. Munish Sood, the Company’s former President and former Chief Executive Officer.

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

Management fees under the PAG Investment Advisory Agreement for the year ended December 31, 2017 were $407,609. Management fees under the PAG Investment Advisory Agreement for the year ended December 31, 2016 were $275,569. As of December 31, 2016, management fees of $194,224 were payable to Princeton Advisory Group. As of December 31, 2017, management fees of $94,282 were payable to Princeton Advisory Group.

Incentive Fee

The Company will not pay Princeton Advisory Group an incentive fee.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

In addition to the foregoing, the Company will also be responsible for the payment of all of the Company’s other expenses, including the payment of the following fees and expenses:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by Princeton Advisory Group that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not Princeton Advisory Group);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not Princeton Advisory Group) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company regarding administering the Company’s business.

Duration and Termination

Unless terminated earlier as described below, the PAG Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the of Company’s directors who are neither parties to the PAG Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The PAG Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, (i) upon written notice, effective on the date set forth in such notice, by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s directors, or (ii) upon 60 days’ written notice, by Princeton Group. The PAG Investment Advisory Agreement automatically terminates in the event of its “assignment,” as defined in the 1940 Act. As disclosed elsewhere in this Form 10-K (including Note 1), the PAG Investment Advisory Agreement was terminated as of December 31, 2017.

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

On March 13, 2015, the Company entered into an administration agreement (the “Administration Agreement”) with PCC Administrator LLC (the “Administrator”), a wholly owned subsidiary of Princeton Investment Advisors. This agreement effectively terminated on June 9, 2016 with the PIA Investment Advisory Agreement. The Administration Agreement provides that our Administrator furnishes us with office facilities and equipment and provide us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, our Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our Administrator will also provide managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

Included under Administration Fees on the Statements of Operations for the year ended December 31, 2017, are sub-administration fees of $139,354 and $200,293 of CCO and CFO fees. Administration fees were $238,143 for the year ended December 31, 2016, and sub-administration fees were $158,173 as shown on the Statements of Operations under administration fees. Administration fees were $268,139 for the year ended December 31, 2015, and sub-administration fees were $171,556 as shown on the Statements of Operations under administration fees.

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2017, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

In May 2015, RSG created a wholly owned subsidiary, Southwest Hospitality Group, LLC (“SHG”), for the purpose of entering into franchise agreement with a new restaurant group. In July 2015, SHG was transferred to Sivco, Inc. and then signed a franchise agreement with this new restaurant group. Sivco, Inc. is majority owned and controlled by Alfred Jackson, a former director of the Company and minority-owned by Munish Sood, a former Director, the former President, and former CEO of the Company.

On March 30, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $1,500,000 with Sema4, Inc. and Princeton Advisory Group, as Lenders in order to purchase certain assets to attempt to qualify as a RIC. Sema4, Inc. committed $1,000,000 and Princeton Advisory Group committed $500,000. The loan was repaid in full with interest at a rate of 10.0% per annum on April 8, 2016. Sema4, Inc. is owned by Mark DiSalvo, the Company’s Interim President, Interim Chief Executive Officer, and a director of the Company, and is the general partner of CPP and CPPII, which own approximately 87% and 9% of our common stock, respectively. Princeton Advisory Group is wholly owned by Munish Sood, a former Director, former President, and former CEO of the Company.

As disclosed in the Company’s Form 8-K filed with the SEC on June 30, 2016, on June 28, 2016, the Company, as Borrower, entered into a Term Loan in the amount of $390,000 with Munish Sood, as Lender, in order to purchase certain assets to attempt to qualify as a RIC. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on July 11, 2016.

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

As disclosed in the Company’s Form 8-K filed with the SEC on October 5, 2016, on September 29, 2016 the Company, as Borrower, entered into a Term Loan in the amount of $470,000 with Munish Sood, as Lender, in order to purchase certain assets to attempt to qualify as a RIC. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan was repaid in full with interest at a rate of 10.0% per annum on October 7, 2016.

On June 28, 2017, Munish Sood made a non-interest bearing short term loan to Advantis Certified Staffing Solutions, Inc., one of the Company’s portfolio companies, in the amount of $89,225 for a short term working capital need. The loan was repaid without interest on July 5, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 8 – FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2017	2016	2015	2014		2013
Per Share Data (1):
Net asset value at beginning of period	$0.365	$0.400	$0.254	$0.564		$0.174
Net investment income (loss)	0.008	(0.004)	(0.013)	(0.144)		(0.062)
Change in unrealized gain (loss)	(0.035)	(0.019)	(0.081)	(0.358)		0.388
Realized gain	0.006	(0.012)	0.002	0.192		0.064
Change in capital share transactions	-	-	0.238	-		-
Net asset value at end of period	$0.344	$0.365	$0.400	$0.254		$0.564
Total return based on net asset value (2)	(5.8)%	(8.8)%	(36.2)%	(55.0)%		224.1%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	97,402,398	1,816,534		1,816,534
Raito/Supplemental Data:
Net assets at end of period	$41,407,539	$43,985,319	$48,225,563	$462,022		$1,025,493
Average net assets	$42,634,685	$46,991,446	$45,472,971	$743,758		$671,498
Annualized ratio of net operating expenses to average net assets	3.4%	5.8%	9.5%	35.2%		16.6%
Annualized ratio of net investment income (loss) to average net assets	2.4%	(1.1)%	(2.7)%	(35.2)%		(16.6)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	2.8%	4.3%	8.0%	35.2%		16.2%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	(6.0)%	(9.0)%	(19.5)%	(75.8	)(3)%	105.4	(3)%
Portfolio Turnover	7.0%	1.1%	0.7%	31.2	(3) %	14.7	(3)%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Unaudited

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of December 31, 2017. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. Through the date of filing, the guaranteed amount has reduced to approximately $117,000.

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

December 31, 2017

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

As a result of the allegations contained in the complaints filed by the United States of America against Munish Sood, the former President, Chief Executive Officer, and director of the Company, and others captioned U.S. v. Lamont Evans, et al. and U.S. v. James Gotto, et al., in the Southern District of New York., on September 27, 2017 and as previously disclosed, the Board authorized and directed its Audit Committee (which consists of the Board’s three independent board members) to conduct an independent investigation into whether such events impacted the Company, and the extent to which any officer or employee of the Company may have been involved, and whether any corporate funds may have been utilized in the conduct alleged.

Mr. Sood resigned from his positions as a director, Chief Executive Officer, and President, effective September 27, 2017. The Company has been informed that Mr. Sood plead guilty to charges of bribery and fraud in August of 2018.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

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

The Company has determined that Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc., and PCC SBH Sub, Inc. three of its majority owned control investments were considered significant subsidiaries at the 20% level at December 31, 2017 as prescribed under Rule 3-09 of Regulation S-X. The Company has included the audited financial statements of Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. for the years ended December 31, 2017, 2016 and 2015 as exhibits to the Company’s consolidated financial statements. See “Item 15. Exhibits And Financial Statement Schedules.” PCC SBH Sub, Inc. did not exceed 10% of the Company’s total investments at fair value, total assets or total income, and therefore has not included its audited financial statements as exhibits.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company was also considered a significant subsidiary at the 10% level at December 31, 2017, as prescribed under Rule 4-08 (g) of Regulation S-X. The following tables show the summarized financial information for Integrated Medical Partners, LLC (numbers in thousands):

Integrated Medical Partners, LLC

	As of December 31, 2017 (unaudited)	As of December 31, 2016 (unaudited)
Balance Sheet
Current Assets	$411	$2,695
Noncurrent Assets	6,838	597
Current Liabilities	3,298	4,030
Noncurrent Liabilities	722	537

	Year Ended December 31, 2017 (unaudited)	Year Ended December 31, 2016 (unaudited)	Year Ended December 31, 2015 (unaudited)
Income Statement
Net Revenue (Loss)	$14,473	$14,738	$11,842
Gross Profit	4,600	(290)	5,542
Net Income (Loss)	(513)	(541)	(468)

NOTE 11 – SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Total Investment Income	$1,364,965	$370,660	$344,787	$353,134
Total Operating Expenses/(Reversal of Operating Expenses)	32,542	424,750	380,104	552,531
Income tax expense	2,267	7,684	7,684	10,430
Net Investment Income (Loss)	1,330,156	(61,774)	(43,001)	(209,827)

Net Realized Gain/(Loss) on Investments	-	589,111	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(2,811,935)	449,691	128,650	(1,948,851)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,481,779)	$977,028	$85,649	$(2,158,678)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.012)	$0.008	$0.001	$(0.018)
Diluted	$(0.012)	$0.008	$0.001	$(0.018)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Total Investment Income	$1,002,619	$345,210	$474,488	$464,017
Total Operating Expenses	493,740	550,802	739,286	959,478
Income tax (benefit) expense	(296,572)	8,689	9,006	320,000
Net Investment Income (Loss)	805,451	(214,281)	(273,804)	(815,461)

Net Realized Gain/(Loss) on Investments	(1,411,757)	(49,958)	(172)	-
Net Change in Unrealized Appreciation/(Depreciation)	437,527	(919,686)	(4,700,868)	2,902,165
Net Increase (Decrease) in Net Assets Resulting from Operations	$(168,779)	$(1,183,925)	$(4,974,844)	$2,086,704

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.001)	$(0.010)	$(0.041)	$0.0170
Diluted	$(0.001)	$(0.010)	$(0.041)	$0.0170

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Total Investment Income	$722,586	$1,227,715	$1,022,753	$121,496
Total Operating Expenses	1,509,380	1,047,143	707,954	1,056,515
Income tax (benefit) expense	-	-	-	-
Net Investment Income (Loss)	(786,794)	180,572	314,799	(935,019)

Net Realized Gain/(Loss) on Investments	-	142,351	(10,881)	104,040
Net Change in Unrealized Appreciation/(Depreciation)	(550,416)	(5,617,533)	(1,567,726)	(121,429)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,337,210)	$(5,294,610)	$(1,263,808)	$(952,408)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.011)	$(0.044)	$(0.010)	$(0.035)
Diluted	$(0.011)	$(0.044)	$(0.010)	$(0.031)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	26,868,987
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	30,813,432

NOTE 12 – SUBSEQUENT EVENTS

Portfolio Activity

●	On January 1, 2018, the Company consolidated the prior bridge loans to Advantis Certified Staffing Solutions, Inc. into one note in the amount of $813,225. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.

●	On January 25, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $90,000 for working capital needs. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.

●	On February 13, 2018, the Company entered into a Forbearance Letter Agreement (the “Forbearance”) with Lone Star Brewery Development, Inc. for a maximum period of two years. During this period, the Company agreed to forbear from exercising and enforcing certain rights and remedies which the Company is entitled to and to accept a payoff equal to $7,500,000 plus 25% of the net sales proceeds/value of the property if by December 31, 2018 or $8,000,000 plus 25% of the net sales proceeds/value if on or after January 1, 2019. In return, Lone Star Brewery Development, Inc. refinanced out the first lien holder with a new lender in the amount of $11,000,000, put $3,248,000 into the project and paid the Company a forbearance fee at closing of $50,000. In connection with this Forbearance, the Company made a partial release of lien on an approximate three acre tract of land to a lender with a lien that was senior to the Company’s lien.

●	On February 20, 2018, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,821,000 for restaurant improvements and enhancements. In connection with this amendment, Rockfish Seafood Grill, Inc. agreed to make the RSG Revolver a performing loan on a quarter basis with payments resuming on March 31, 2018.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

●	On February 26, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.

●	On March 22, 2018, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $600,000 for working capital needs and amended, restated and consolidated the two prior notes. The new consolidated note has a principal balance of $1,085,256 and will accrue and pay interest only on a quarterly basis at an annual rate of 18.0%. Dominion has the option to defer 6.0% of the annual rate of interest which will compound quarterly on the payment date. The maturity date of the new note is March 1, 2019.

●	On April 12, 2018, the Company funded $100,000 on the RSG Revolver.

●	On April 24, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $110,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.

●	On June 4, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $175,000 for working capital needs. The note will bear an annual interest rate of 10.75% with all interest and principal due on maturity of December 31, 2018.

●	On July 12, 2018, the Company funded $100,000 on the RSG Revolver, making it fully funded.

●	Effective July 27, 2018 Rockfish Holdings, LLC and the Company entered into an amendment of its warrant agreement and warrant to extend the expiration of the warrant until July 28, 2028.

●	On October 29, 2018, the Company issued a Notice of Default on its loan to Great Value Storage for non-payment of interest due on September 30, 2018.

●	On November 15, 2018, the Company received payment in full in the amount of $1,000,000 on its participation in the loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc.

Additional Subsequent Events

As of December 31, 2017 and 2016, the total amount of federal net operating loss carryforwards was $1,819,548 and $212,862, respectively as shown in “Note 6 – Income Tax”. On August 8, 2018, the Company elected to carryback $753,827 of net operating loss carryforwards to the Company’s 2015 tax return. As of the date of this filing, the Company has federal net operating loss carryforwards available of $212,862 which can be used to offset taxable income for the 2016 and 2017 tax years at the Company’s discretion.

As of December 31, 2017 and 2016, the total amount of federal capital losses of $5,096,508 and $6,190,524, respectively as shown in “Note 6 – Income Tax”. On August 8, 2018, the Company elected to carryback $125,340 of net capital loss carryforwards to the Company’s 2015 tax return.

In connection with the Company’s 2015 amended tax return, the Company received a check in September of 2018 for $287,404 which resulted in the extinguishment of $298,917 of the Deferred Tax Asset as shown on the Company’s Statement of Assets and Liabilities as of December 31, 2017. The Company will record a loss of $11,513 for the fiscal year ended December 31, 2018 as a result of difference between the tax refund and the Deferred Tax Asset.

Effective November 27, 2018, the Company entered into a confidential settlement agreement with a former vendor/provider of services in which the Company will receive $1.1 million within 10 days of the effective date. Furthermore, the Company was released of the responsibility of outstanding Accounts Payable and Accrued Expenses totaling approximately $279,172 to this vendor/provider of services, which would also forgive the related receivables Due From Portfolio Companies totaling approximately $84,418.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

Entry into Interim Investment Advisory Agreement with House Hanover

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

A summary of the House Hanover Investment Advisory Agreement was included in the Form 8-K filed on March 31, 2018 and the full text of the House Hanover Investment Advisory Agreement is attached as Exhibit 10.1 thereto and incorporated by reference therein.

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

Pursuant to the Interim Investment Advisory Agreement and the House Hanover Investment Advisory Agreement, the Company is responsible for its allocable portion of Ms. Klingbaum’s compensation including, but not limited to, salaries and benefits while performing services to the Company.

Late Filings

As set forth in the Company’s Form 12b-25 filings on May 16, 2018, August 15, 2018 and November 15, 2018, the Company has not timely made its Form 10-Q filings for the periods ending March 31, 2018, June 30, 2018 and September 30, 2018 due to its inability to do so without undue effort or expense.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2016 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2017.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at December 31, 2017		Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2016	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/Losses	Fair Value at December 31, 2017
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan	$		$-	$-	$-	$-	$4,500,000	$(673,523)	$3,826,477
Unsecured Loan		$813,225	12,412	-	813,225	-	-	(112,887)	700,338
Common Stock – Series A		225,000	-	-	10,150	-	-	(6,437)	3,713
Common Stock – Series B		9,500,000	-	-	428,571	-	-	(271,814)	156,757
Warrants		2	-	-	11,278	-	-	4,398	15,676
Rockfish Seafood Grill, Inc.
First Lien Loan (1)		$6,352,944	-	6,549,261	-	-	-	88,622	6,637,883
Revolving Loan (1)		$1,621,000	-	1,481,000	140,000	-	-	42,335	1,663,335
Rockfish Holdings, LLC
Warrant (1)		10%	-	102,826	-	-	-	154,821	257,647
Membership Interest (1)		89.400%	-	925,407	-	-	-	(896,779)	28,628
Integrated Medical Partners, LLC
Unsecured Loan (1)		$551,922	21,475	276,922	551,922	(276,922)	-	(33,448)	518,474
Preferred Membership – Class A (1)		800	-	3,337,779	-	-	-	(1,492,923)	1,844,856
Preferred Membership – Class B (1)		760	-	365,884	-	-	-	(331,370)	34,514
Common Stock (1)		14,082	-	20,059	-	-	-	(19,752)	307
PCC SBH Sub, Inc.
Common Stock		100	-	-	-	-	2,525,481	(954,726)	1,570,755
Unsecured Loan (1)		$14,000	1,721	-	20,000	(6,000)	-	-	14,000
Total Control Investments			$35,608	$13,059,138	$1,975,146	$(282,922)	$7,025,481	$(4,503,483)	$17,273,360

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)		-	$-	$2,705,363	$-	$(2,071,043)	$-	$(634,320)	$-
Preferred Membership, Class BB units (1)		-	-	3,681,316	-	(3,824,818)	-	143,501	-
Total Affiliate Investments			$-	$6,386,679	$-	$(5,895,861)	$-	$(490,819)	$-

(1)	Non-income producing security.
(2)	Includes PIK interest and common stock issued in exchange for investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the direction, supervision, and involvement of the Interim Chief Executive Officer and Chief Financial Officer, has carried out an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of the Company. Based on this evaluation, the Interim Chief Executive Officer has concluded that disclosure controls and procedures in place at the Company are effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

(b)	Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Company’s management, including our Interim Chief Executive Officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO-Framework”). Based upon that evaluation, the Company’s Interim CEO and CFO have concluded that except for the late filing of the Form 10-K due to the investigation of the Company’s former CEO disclosed elsewhere in this Form 10-K, the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

However, on September 27, 3017, as previously disclosed, Mr. Munish Sood, the Company’s former president, chief executive officer, and a former director of the Company, resigned from each of those positions and Mr. Mark DiSalvo, a director of the Company, was appointed as the Company’s Interim Chief Executive Officer and President.

Item 9B. OTHER INFORMATION

Departure of Directors or Certain Officers

As set forth in the Company’s Form 8-K filed on January 2, 2018, as of December 31, 2017, Joy Sheehan, the Company’s Chief Compliance Officer, notified the Company of her resignation as the Company’s Chief Compliance Officer, effective immediately. Ms. Sheehan did not resign pursuant to any disagreement with the Company.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2018 annual meeting of stockholders, which was filed on April 20, 2018 (within 120 days after our fiscal year ended December 31, 2017).

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

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION

We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2018 annual meeting of stockholders, which was filed on April 20, 2018 (within 120 days after our fiscal year ended December 31, 2017).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2018 annual meeting of stockholders, which was filed on April 20, 2018 (within 120 days after our fiscal year ended December 31, 2017).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2018 annual meeting of stockholders, which was filed on April 20, 2018 (within 120 days after our fiscal year ended December 31, 2017).

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

We hereby incorporate by reference the information required by Item 10 of Form 10-K from the information appearing in our definitive Proxy Statement relating to our 2018 annual meeting of stockholders, which was filed on April 20, 2018 (within 120 days after our fiscal year ended December 31, 2017).

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger between Regal One Corporation and Princeton Capital Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.4	Second Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on February 27, 2018).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.1	Investment Advisory Agreement between Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.2	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	Dividend Reinvestment Plan (Incorporated by reference from Exhibit 10.4 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.6	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.7	Amended and Restated Indemnification Agreement between the Registrant and Mark DiSalvo, dated as of September 27, 2017 (Incorporated by reference from Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, filed on August 28, 2018).
10.8	Investment Advisory Agreement between Registrant and Princeton Advisory Group, Inc. (Incorporated by reference from Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, filed on July 12, 2017)
10.9	Investment Advisory Agreement between Registrant and House Hanover, LLC (Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on May 31, 2018)
14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Rockfish Seafood Grill, Inc.as of and for the years ended December 27, 2017 and December 28, 2016.
99.2*	Audited Financial Statements of Advantis Certified Staffing Solutions, Inc. as of and for the year ended December 31, 2017.
99.3*	Audited Financial Statements of Advantis Certified Staffing Solutions, Inc. as of and for the year ended December 31, 2016.
99.4	Audited Financial Statements of Rockfish Seafood Grill, Inc.as of and for the years ended December 28, 2016 and December 30, 2015 (Incorporated by reference from Exhibit 99.1 of Registrant’s Annual Report on Form 10-K, filed on April 6, 2018).
99.5	Audited Financial Statements of Advantis Certified Staffing Solutions, Inc. as of and for the year ended December 31, 2015. (Incorporated by reference from Exhibit 99.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: November 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark S. DiSalvo	Interim Chief Executive Officer and Director,	November 30, 2018
Mark S. DiSalvo	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	November 30, 2018
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Darren Stainrod	Director	November 30, 2018
Darren Stainrod

/s/ Martin Laidlaw	Director	November 30, 2018
Martin Laidlaw

/s/ Greg Bennett	Director	November 30, 2018
Greg Bennett