Form 10-Q
period 2018-03-31
PRINCETON CAPITAL CORP
filed 2019-01-10
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of January 10, 2019 was 120,486,061.

PRINCETON CAPITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2018 (unaudited)	December 31, 2017

ASSETS
Control investments at fair value (cost of $25,978,024 and $25,204,690, respectively)	$17,509,930	$17,273,360
Non-control/non-affiliate investments at fair value (cost of $27,678,551 and $27,652,557, respectively)	22,136,994	21,677,400
Investment in U.S. Treasury Bill (cost of $45,995,208 and $0, respectively)	45,993,790	-
Total investments at fair value (cost of $99,651,783 and $52,857,247, respectively)	85,640,714	38,950,760
Cash	1,126,819	2,084,262
Due from portfolio companies	294,317	275,829
Interest receivable	306,582	270,718
Taxes receivable	303,077	314,590
Prepaid expenses	22,492	52,221
Total assets	87,694,001	41,948,380

LIABILITIES
Accrued management fees	136,109	94,282
Due to affiliates	61,500	13,602
Accounts payable (Note 2)	466,649	239,021
Insurance loan payable	-	26,806
Short term payable for securities purchased	45,535,208	-
Tax expense payable	37,391	36,141
Deferred fee income	60,679	23,002
Accrued expenses and other liabilities	162,291	107,987
Total liabilities	46,459,827	540,841

Net assets	$41,234,174	$41,407,539

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at March 31, 2018 and December 31, 2017)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(637,266)	(637,266)
Distributions in excess of net investment income	(9,106,861)	(9,038,078)
Accumulated unrealized loss on investments	(14,011,069)	(13,906,487)
Total net assets	$41,234,174	$41,407,539
Net asset value per share	$0.342	$0.344

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$358,970	$328,799
Interest income from control investments	56,402	9,528
Other income from non-control/non-affiliate investments	12,323	4,821
Other income from affiliate investments	-	9,912
Other income from non-investment sources	687	74
Total investment income	428,382	353,134

OPERATING EXPENSES
Management fees	116,827	107,055
Professional fees (Note 2)	175,858	168,856
Administration fees	99,000	84,431
Valuation fees	-	37,100
Directors’ fees	43,125	35,600
Consulting fees	29,440	30,000
Insurance expense	343	46,724
Interest expense	-	21,697
Other general and administrative expenses	19,809	21,068
Total operating expenses	484,402	552,531

Net investment loss before tax	(56,020)	(199,397)
Income tax expense	12,763	10,430
Net investment loss after taxes	(68,783)	(209,827)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	433,600	978,516
Affiliate investments		(490,819)
Control investments	(536,764)	(2,435,849)
U.S. Treasury Bills	(1,418)	(699)
Net change in unrealized gain (loss) on investments	(104,582)	(1,948,851)
Net decrease in net assets resulting from operations	$(173,365)	$(2,158,678)

Net investment loss per share
Basic	$(0.001)	$(0.002)
Diluted	$(0.001)	$(0.002)
Net decrease in net assets resulting from operations per share
Basic	$(0.001)	$(0.018)
Diluted	$(0.001)	$(0.018)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Decrease in net assets resulting from operations:
Net investment loss	$(68,783)	$(209,827)
Net change in unrealized loss on investments	(104,582)	(1,948,851)
Net decrease in net assets resulting from operations	(173,365)	(2,158,678)

Total decrease in net assets	(173,365)	(2,158,678)
Net assets at beginning of period	41,407,539	43,985,319
Net assets at end of period	$41,234,174	$41,826,641

Capital share activity:
Common stock
Issuance of common stock	-	-
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(173,365)	$(2,158,678)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(1,653,225)	(192,655)
U.S. Treasury Bills	(45,995,208)	(45,998,007)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	879,891	-
U.S. Treasury Bills	-	52,398,253
Net change in unrealized loss on investments	104,582	1,948,851
Increase in investments due to PIK	(33,322)	-
Amortization of fixed income premium or discounts	7,328	2,782
Changes in other assets and liabilities:
Due from portfolio companies	(18,488)	(90,287)
Interest receivable	(35,864)	(107,456)
Prepaid expenses	29,729	5,664
Note receivable	-	50,000
Deferred tax asset	-	4,926
Taxes receivable	11,513	-
Accrued management fees	41,827	(30,090)
Accounts payable	227,628	82,030
Due to affiliates	47,898	(22,100)
Tax expense payable	1,250	9,770
Deferred fee income	37,677	(4,821)
Accrued expenses and other liabilities	54,304	(1,537)
Net cash provided by (used in) operating activities	(46,465,845)	5,896,645

Cash flows from financing activities:
Short term payable for securities purchased	45,535,208	(6,400,553)
Insurance loan payable	(26,806)	-
Term loan – related party	-	450,000
Net cash provided by (used in) financing activities	45,508,402	(5,950,553)

Net decrease in cash	(957,443)	(53,908)
Cash at beginning of period	2,084,262	533,949
Cash at end of period	$1,126,819	$480,041

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$343	$5,728
Income tax paid	$11,513	$660

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2018

(Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5)	Staffing	$4,500,000	$4,500,000	$3,216,892	7.80%
Unsecured loan 5%, due 12/31/2018		$813,225	813,225	694,309	1.68%
Unsecured loan 5%, due 12/31/2018		$90,000	90,000	76,840	0.19%
Unsecured loan 8%, due 12/31/2018		$150,000	150,000	131,042	0.32%
Common Stock – Series A (5)		225,000	10,150	3,944	0.01%
Common Stock – Series B (5)		9,500,000	428,571	149,880	0.36%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	11,278	3,550	0.01%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	11,044	0.03%
Total			6,003,224	4,287,501	10.40%
Integrated Medical Partners, LLC	Milwaukee, WI
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019 (3) (8)	Medical Business Services	$1,085,256	1,085,256	1,069,237	2.59%
Preferred Membership, Class A units (5)		800	4,196,937	1,548,225	3.75%
Preferred Membership, Class B units (5)		760	29,586	16,075	0.04%
Common Units (5)		14,082	-	96	0.00%
Total			5,311,779	2,633,633	6.38%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5)		100	2,525,481	1,614,820	3.92%
Total			2,539,481	1,628,820	3.95%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	6,352,944	6,988,714	16.95%
Revolving Loan, 8% Cash, due 12/31/2018 (7)		$1,621,000	1,621,000	1,692,118	4.10%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	27,915	0.07%
Membership Interest – Class A (5)		99.997%	3,734,636	251,229	0.61%
Total			12,123,540	8,959,976	21.73%
Total control investments			25,978,024	17,509,930	42.46%

Non-control/non-affiliate investments
ECM Energy Services, Inc.	Waynesburg, PA
Revolving Loan Participation, Second Lien, US Prime Rate + 1%, (5.25% floor) and 7.2% collateral management fee, overall floor of 12.0%, due 2/11/2019 (9)	Energy Services	$1,000,000	1,000,000	1,000,000	2.43%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due12/31/2018 (3)	Storage Company Property Management	$6,697,738	6,720,126	6,696,366	16.24%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 2/13/2020 (2), (3), (5)	Real Estate Development	$8,076,135	8,076,135	7,450,000	18.07%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2018

(Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 5/31/2020	Nickel Pipe,	$6,750,000	$6,750,000	$6,492,189	15.74%
Membership Interest – Class B (5)	Fittings & Flanges	25.97%	5,131,090	497,239	1.21%
Total			11,881,090	6,989,428	16.95%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			27,678,551	22,136,994	53.69%
Total Portfolio Investments			53,656,575	39,646,924	96.15%

United States Treasury
U. S. Treasury Bill 0.0%, 4/5/2018		46,000,000	45,995,208	45,993,790	111.54%

Total Investments			$99,651,783	$85,640,714	207.69%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status as of March 31, 2018.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of March 31, 2018, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of March 31, 2018.
(6)	Represents an illiquid investment. At March 31, 2018, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. This revolving loan commitment was increased in January 2017 by $140,000. As of March 31, 2018, the commitment was fully funded.
(8)	Represents investment in Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC.
(9)	Represents a participation in a revolving loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc. This participation revolving loan commitment is $1,000,000 and as of March 31, 2018, the commitment was fully funded.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2018

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of March 31, 2018.

	March 31, 2018
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$39,645,724	96.15%
Canada	1,200	0.00
Total	$39,646,924	96.15%

	March 31, 2018
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$8,959,976	21.73%
Real Estate Development	7,450,000	18.07
Nickel Pipe, Fittings and Flanges	6,989,428	16.95
Storage Company Property Management	6,696,366	16.24
Staffing	4,287,501	10.40
Medical Business Services	2,633,633	6.38
Energy Services	2,628,820	6.38
Security	1,200	0.00
Total	$39,646,924	96.15%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2017

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5)	Staffing	$4,500,000	4,500,000	$3,826,477	9.24%
Unsecured loan, 5%, due 10/31/2017		$89,225	89,225	76,839	0.19%
Unsecured loan, 5%, due 12/31/2017		$69,000	69,000	59,422	0.14%
Unsecured loan, 5%, due 12/31/2017		$125,000	125,000	107,648	0.26%
Unsecured loan, 5%, due 12/31/2017		$30,000	30,000	25,836	0.06%
Unsecured loan, 5%, due 12/31/2017		$105,000	105,000	90,425	0.22%
Unsecured loan, 5%, due 12/31/2017		$200,000	200,000	172,237	0.42%
Unsecured loan, 5%, due 12/31/2017		$150,000	150,000	129,178	0.31%
Unsecured loan, 5%, due 12/31/2017		$45,000	45,000	38,753	0.09%
Common Stock – Series A (5)		$225,000	10,150	3,713	0.01%
Common Stock – Series B (5)		$9,500,000	428,571	156,757	0.38%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	11,278	4,125	0.01%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	11,551	0.03%
Total			5,763,224	4,702,961	11.36%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK,due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	$6,352,944	6,637,883	16.03%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,621,000	1,621,000	1,663,335	4.02%
Rockfish Holdings, LLC
Warrant for Membership Interest, exerciseprice $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	257,647	0.62%
Membership Interest – Class A (5)		89.400%	3,734,636	28,628	0.07%
Total			12,123,540	8,587,493	20.74%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5)		100	2,525,481	1,570,755	3.79%
Total			2,539,481	1,584,755	3.82%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 6.0% Cash, due 9/30/2019 (8)	Medical Business	$451,922	451,922	437,085	1.06%
Unsecured Loan, 6.0% Cash, due 5/20/2018 (8)	Services	100,000	100,000	81,389	0.19%
Preferred Membership, Class A units (5)		800	4,196,937	1,844,856	4.46%
Preferred Membership, Class B units (5)		760	29,586	34,514	0.08%
Common Units (5)		14,082	-	307	0.00%
Total			4,778,445	2,398,151	5.79%
Total control investments			25,204,690	17,273,360	41.71%

Non-control/non-affiliate investments
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 5/31/2020	Nickel Pipe, Fittings & Flanges	$6,750,000	6,750,000	6,339,459	15.31%
Membership Interest – Class B (5)		25.97%	5,131,090	172,741	0.42%
Total			11,881,090	6,512,200	15.73%

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

March 31, 2018

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

On January 18, 2016, the Board of Directors of the Company conditionally approved the investment advisory agreement with Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group”) (the “PAG Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. At the 2016 Annual Meeting of Stockholders held on June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement, effective June 9, 2016. From June 9, 2016 through December 31, 2017, Princeton Advisory Group acted as the Company’s investment advisor pursuant to the terms of the PAG Investment Advisory Agreement.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services - Investment Companies, which is U.S. GAAP.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ materially from such estimates.

The reported amounts for the three months ended March 31, 2018 may not be indicative of the results ultimately achieved for the year ended December 31, 2018 which will be presented in the Company’s annual report on form 10-K.

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2018, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC and Integrated Medical Partners, LLC as defined under the 1940 Act. As of December 31, 2017, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC and Integrated Medical Partners, LLC as defined under the 1940 Act.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor (our investment advisor, as disclosed in various public filings, in Note 1, and elsewhere in this Form 10-Q, changed on January 1, 2018 from Princeton Advisory Group to House Hanover);

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor (our investment advisor, as disclosed in various public filings, in Note 1, and elsewhere in this Form 10-Q, changed on January 1, 2018 from Princeton Advisory Group to House Hanover), the independent valuation firm and the valuation committee.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

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

March 31, 2018

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

As of March 31, 2018 and December 31, 2017, there was no restricted cash for purpose of purchasing U.S. Treasury Bills on margin.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $12,323 and $14,733 for the three months ended March 31, 2018, and 2017, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $687 and $74 for the three months ended March 31, 2018 and 2017, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three months ended March 31, 2018 and 2017, PIK interest was $33,322 and $32,655, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the three months ended March 31, 2018 and 2017 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 8. Up until the agreements to settle in December 2017, it was undeterminable as to the ultimate responsibility for amounts invoiced to the Company by two law firms that provided services, as these invoices were for all of such law firm’s fees even though they represented multiple parties and the Company believed that some of these services rendered were provided solely or primarily for the benefit of other represented parties. For the three months ended March 31, 2018 and 2017, the Company was not invoiced any legal fees by these two law firms related to this lawsuit. As of December 31, 2017, the Company reached an agreement with the two law firms and paid them $330,000 to settle all outstanding invoices. In addition, as of December 31, 2017, the Company reduced accounts payable by $1,060,039 as a result of the settlements. Other legal fees invoiced to the Company for the three months ended March 31, 2018 and 2017, were incurred in the normal operating course of business and are included in professional fees on the Statement of Operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2017 taxable year. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not meet the qualifications of RIC for the 2017 tax year and will be taxed as a corporation under Subchapter C of the Code. The failure to qualify as a RIC, however, did not impact the 2017 tax year as the Company incurred tax losses. As a result of the losses incurred for the year ended December 31, 2017, the Company intends to carry forward the net operating losses to future periods in which the Company generates taxable income to reduce its tax liability.

The Company does not expect to meet the qualifications of a RIC for the 2018 tax year and will be taxed as a corporation under Subchapter C of the Code. However, in the event that the Company does meet the qualifications of a RIC for the 2018 tax year, it may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC for the 2018 tax year due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three months ended March 31, 2018 and 2017, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted loss per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three months ended March 31, 2018 and 2017, basic and diluted loss per share were the same, since there were no potentially dilutive securities outstanding.

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

March 31, 2018

(Unaudited)

Recent Accounting Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” to generally require equity investments be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily-determinable fair value, and change disclosure and presentation requirements regarding financial instruments and other comprehensive income, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10). The amendments in ASU 2018-03 make technical corrections to certain aspects of ASU 2016-01 on recognition of financial assets and financial liabilities. For public entities, the guidance in ASU 2016-01 and amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of ASU 2016-01 and ASU 2018-03 did not have a material impact on the Company’s financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU provides accounting and disclosure guidance relating to the Tax Cuts and Jobs Act pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. The guidance allows a company to report provisional amounts when reasonable estimates are determinable for certain income tax effects relating to the Act. These provisional amounts may give rise to new current or deferred taxes based on certain provisions within the Act, as well as adjustments to existing current or deferred taxes that existed prior to the Act’s enactment date. Adoption of ASU 2018-05 did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 on this update eliminate, add and modify certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. Management of the Company does not expect that the adoption of ASU 2018-13 will have a material impact on the Company’s financial statements.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 4 – NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net decrease in net assets resulting from operations per common share for three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net decrease in net assets resulting from operations	$(173,365)	$(2,158,678)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061
Basic and diluted net decrease in net assets resulting from operations per common share
Basic	$(0.001)	$(0.018)
Diluted	$(0.001)	$(0.018)

(1) Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2018 and December 31, 2017, respectively:

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$15,377,198	$15,377,198
Second Lien Loans	-	-	19,228,318	19,228,318
Unsecured Loans	-	-	916,191	916,191
Equity	-	-	4,125,217	4,125,217
Total Portfolio Investments	-	-	39,646,924	39,646,924
U.S. Treasury Bill	45,993,790	-	-	45,993,790
Total Investments	$45,993,790	$-	$39,646,924	$85,640,714

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,965,218	$14,965,218
Second Lien Loans	-	-	18,665,936	18,665,936
Unsecured Loans	-	-	1,232,812	1,232,812
Equity	-	-	4,086,794	4,086,794
Total Portfolio Investments	-	-	38,950,760	38,950,760
Total Investments	$-	$-	$38,950,760	$38,950,760

During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between Level, 1, Level 2 or Level 3.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2018 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Amortization	(7,328)	-	-	-	(7,328)
Purchases of investments	-	600,000	1,053,225	-	1,653,225
Sales of investments	-	-	(879,891)	-	(879,891)
Payment-in-kind interest	33,322	-	-	-	33,322
Change in unrealized gain (loss) on investments	385,986	(522,874)	(4,699)	38,423	(103,164)
Transfer due to restructuring	-	485,256	(485,256)	-	-
Fair value at end of period	$15,377,198	$19,228,318	$916,191	$4,125,217	$39,646,924
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2018	$385,985	$(506,855)	$-	$38,423	$(82,447)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2017 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Amortization	(20,628)	-	-	-	(20,628)
Purchases of investments	267,000	1,000,000	1,385,147	450,001	3,102,148
Sales of investments	-	-	(282,922)	(5,895,860)	(6,178,782)
Payment-in-kind interest	33,717	-	-	-	33,717
Realized gain	-	-	-	589,111	589,111
Change in unrealized gain (loss) on investments	909,349	415,936	(146,335)	(5,360,696)	(4,181,746)
Transfer due to restructuring	(2,525,481)	-	-	2,525,481	-
Fair value at end of year	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2017	$123,865	$415,936	$(146,335)	$(4,280,765)	$(3,887,299)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$15,377,198	Discounted Cash Flow	Discount Rate	15.0%-22.3% (18.5%)
Total	15,377,198

Second Lien Loans	7,450,000	Market Approach	Real Estate Appraisal Values	N/A
	11,778,318	Discounted Cash Flow	Discount Rate	11.3%-22.1% (15.1%)
Total	19,228,318

Unsecured Loans	902,191	Discounted Cash Flow	Discount Rate	30.0%
	14,000	Market Approach	Real Estate Appraisal Values	N/A
Total	916,191

Equity	2,509,197	Discounted Cash Flow	Discount Rate	10.1%-15.1% (11.3%)
		Market Approach	Enterprise Value/Revenue Multiples	0.2x-1.0x (0.7x)
		Market Approach	Enterprise Value/EBITDA Multiples	7.4x-10.6x (8.9X)
		Market Approach	Enterprise Value/EBIT Multiples	18.7X
		Black-Scholes Option Pricing Model	Volatility	23.3%-29.7% (25.8%)
			Discount for Lack of Marketability	5.0%-30.0% (10.0%)
	1,614,820	Market Approach	Real Estate Appraisal Values	N/A
Total	4,124,017
Total Level 3 Investments	$39,645,724

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of March 31, 2018.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,664,000	Discounted Cash Flow	Discount Rate	13.80%
	8,301,218	Discounted Cash Flow	Discount Rate	12.20%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.9x (0.75x)
		Market Approach	Real Estate Appraisal Values	N/A
Total	14,965,218

Second Lien Loans	7,500,000	Market Approach	Real Estate Appraisal Values	N/A
	1,000,000	Discounted Cash Flow	Discount Rate	11.80%
	3,826,477	Discounted Cash Flow	Discount Rate	14.90%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.2X
	6,339,459	Discounted Cash Flow	Discount Rate	10.10%
		Market Approach	Enterprise Value/Revenue Multiple	8.5X
Total	18,665,936

Unsecured Loans	1,218,812	Discounted Cash Flow	Discount Rate	11.60-14.90% (13.25%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.20x-19.10x (9.65x)
	14,000	Market Approach	Real Estate Appraisal Values	N/A
Total	1,232,812

Equity	2,516,039	Black-Scholes Option Pricing Model	Volatility	22.40%-32.80% (27.60%)
			Discount for lack of marketability	5.00%-30.00% (17.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.20x-19.10x (9.65x)
		Income Approach	Discount Rate	10.10%-14.9% (12.50%)
	1,570,755	Market Approach	Real Estate Appraisal Values	N/A

Total	4,086,794
Total Level 3 Investments	$38,950,760

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Transition of Investment Advisory Agreements

Our board of directors, including a majority of our independent directors, conditionally approved the PAG Investment Advisory Agreement between the Company and Princeton Advisory Group at its meeting held on January 18, 2016, subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. On June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement. The effective date of the PAG Investment Advisory Agreement was June 9, 2016. At a Special Meeting of the Board held on June 27, 2017, the Board, including a majority of the independent directors of the Board, voted to renew the PAG Investment Advisory Agreement for another one-year term, pursuant to the requirements of Section 9(c) of the PAG Investment Advisory Agreement and Section 15(c) of the 1940 Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, Princeton Advisory Group managed our day-to-day operations and provided investment advisory services to us until the PAG Investment Advisory Agreement was terminated effective December 31, 2017.

As disclosed elsewhere in this 10-Q (including Note 1), House Hanover has served as the Company’s investment advisor since January 1, 2018 pursuant to the Interim Investment Advisory Agreement and the House Hanover Investment Advisory Agreement.

Since the transition of investment advisors occurred during the periods covered under the financial statements included in this Form 10-Q, we have disclosed the material terms of both the PAG Investment Advisory Agreement and the House Hanover Investment Advisory Agreement below, beginning with the PAG Investment Advisory Agreement.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

PAG Investment Advisory Agreement

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

Management fees under the PAG Investment Advisory Agreement for the three months ended March 31, 2017 were $107,055. As of March 31, 2018 and December 31, 2017, management fees of $19,282 and $94,282 were payable to Princeton Advisory Group.

Incentive Fee

The Company is not obligated to pay Princeton Advisory Group an incentive fee.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

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

March 31, 2018

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

Duration and Termination

Unless terminated earlier as described below, the PAG Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the of Company’s directors who are neither parties to the PAG Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The PAG Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, (i) upon written notice, effective on the date set forth in such notice, by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s directors, or (ii) upon 60 days’ written notice, by Princeton Group. The PAG Investment Advisory Agreement automatically terminates in the event of its “assignment,” as defined in the 1940 Act. As disclosed elsewhere in this Form 10-Q (including Note 1), the PAG Investment Advisory Agreement was terminated as of December 31, 2017.

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

Administration Services and Sub-Administration Agreement

Princeton Advisory Group is entitled to reimbursement of expenses under the PAG Investment Advisory for administrative services performed for the Company.

Princeton Advisory Group engaged Conifer Asset Solutions LLC (the “Sub-Administrator”) to provide certain administrative services to us. As of December 15, 2016, Conifer Asset Solutions LLC’s parent company, Conifer Financial Services, LLC, was acquired by SS&C Technologies Holdings, Inc. In exchange for provided services, the Administrator pays the Sub-Administrator an asset-based fee with an annual minimum as adjusted for any reimbursement of expenses. The minimum annual fee rate is $125,000 through June 9, 2017 and increases to a minimum annual fee rate of $150,000 from June 10, 2017 through December 31, 2017. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees and sub-administration fees were $53,181 and $31,250, respectively, for the three months ended March 31, 2017, as shown on the Statements of Operations under administration fees.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

House Hanover Investment Advisory Agreement

Effective as of January 1, 2018, House Hanover serves as our investment advisor. House Hanover is registered as an investment advisor under the 1940 Act.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Management Fee

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

Management fees under the Interim Investment Advisory Agreement for the three months ended March 31, 2018 were $116,827. As of March 31, 2018, management fees of $116,827 were payable to House Hanover.

Incentive Fee

The Company is not obligated to pay House Hanover an incentive fee.

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

In addition to the foregoing, the Company will also be responsible for the payment of all of the Company’s other expenses, including the payment of the following fees and expenses:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by House Hanover that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Administration Services and Service Agreement

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company.

On January 1, 2018, Princeton Capital Corporation directly entered into a service agreement with SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to the Company. In exchange for provided services, the Company pays the Sub-Administrator an asset-based fee with a $150,000 annual minimum as adjusted for any reimbursement of expenses. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $61,500 and fees to the Sub-Administrator were $37,500 for the three months ended March 31, 2018, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2018, none of the portfolio companies had accepted our offer for such services.

Other Related Party Transactions

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, former CEO, President and Director of the Company, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016. As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017.

On June 28, 2017, Munish Sood made a non-interest bearing short term loan to Advantis Certified Staffing Solutions, Inc., one of the Company’s portfolio companies, in the amount of $89,225 for a short term working capital need. The loan was repaid without interest on July 5, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.344	$0.365
Net investment loss	(0.001)	(0.002)
Change in unrealized loss	(0.001)	(0.016)
Net asset value at end of period	$0.342	$0.347
Total return based on net asset value (2)	(0.6)%	(4.9)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$41,234,174	$41,826,641
Average net assets	$40,950,606	$43,441,114
Annualized ratio of net operating expenses to average net assets (3)	4.8%	5.2%
Annualized ratio of net investment loss to average net assets(3)	(0.7)%	(2.0)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	3.6%	4.0%
Annualized ratio of net decrease in net assets resulting from operations to average net assets(3)	(1.7)%	(20.2)%
Portfolio Turnover	2.2%	0.4%

	Year Ended December 31,
	2017	2016	2015	2014		2013
Per Share Data (1):
Net asset value at beginning of year	$0.365	$0.400	$0.254	$0.564		$0.174
Net investment income (loss)	0.008	(0.004)	(0.013)	(0.144)		(0.062)
Change in unrealized gain (loss)	(0.035)	(0.019)	(0.081)	(0.358)		0.388
Realized gain (loss)	0.006	(0.012)	0.002	0.192		0.064
Change in capital share transactions	-	-	0.238	-		-
Net asset value at end of year	$0.344	$0.365	$0.400	$0.254		$0.564
Total return (loss) based on net asset value (2)	(5.8)%	(8.8)%	(36.2)%	(55.0)%		224.1%
Weighted average shares outstanding for year, basic	120,486,061	120,486,061	97,402,398	1,816,534		1,816,534
Raito/Supplemental Data:
Net assets at end of year	$41,407,539	$43,985,319	$48,225,563	$462,022		$1,025,493
Average net assets	$42,634,685	$46,991,446	$45,472,971	$743,758		$671,498
Annualized ratio of net operating expenses to average net assets	3.4%	5.8%	9.5%	35.2%		16.6%
Annualized ratio of net investment income (loss) to average net assets	2.4%	(1.1)%	(2.7)%	(35.2)%		(16.6)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	2.8%	4.3%	8.0%	35.2%		16.2%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets	(6.0)%	(9.0)%	(19.5)%	(75.8	)(4)%	105.4	(4)%
Portfolio Turnover	7.0%	1.1%	0.7%	31.2	(4)%	14.7	(4)%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial highlights for periods of less than one year are annualized and each of the ratios to average net assets are adjusted accordingly. Non-recurring expenses are not annualized.
(4)	Unaudited

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of March 31, 2018. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. Through the date of filing, the guaranteed amount was reduced to $107,324.

Legal Proceedings

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The Company has determined that Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc. and PCC SBC Sub, Inc., three of its majority owned control investments, were considered significant subsidiaries at the 20% level at March 31, 2018.

Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company was also considered a significant subsidiary at the 20% level at March 31, 2018.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc., Integrated Medical Partners, LLC, Inc., and PCC SBC Sub, Inc. (numbers in thousands):

Three Months Ended March 31, 2018 (unaudited)	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC	PCC SBH Sub, Inc.
Balance Sheet
Current Assets	$275	$3,034	$2,086	318
Noncurrent Assets	2,801	1,829	5,650	2,398
Current Liabilities	1,755	5,055	4,996	246
Noncurrent Liabilities	9,790	8,542	787	-

Three Months Ended March 31, 2018 (unaudited)	Rockfish Seafood Grill, Inc.	Advantis Certified Staffing Solutions, Inc.	Integrated Medical Partners, LLC	PCC SBH Sub, Inc.
Income Statement
Net Revenue	$5,355	$3,922	$3,314	58
Gross Profit	3,724	893	826	21
Net Income/(Loss)	(195)	(425)	(538)	9

NOTE 10 – SUBSEQUENT EVENTS

Portfolio Activity

●	On April 12, 2018, the Company funded $100,000 on the RSG Revolver.

●	On April 24, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $110,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.

●	On June 4, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $175,000 for working capital needs. The note will bear an annual interest rate of 10.75% with all interest and principal due on maturity of December 31, 2018.

●	On July 12, 2018, the Company funded $100,000 on the RSG Revolver, making it fully funded.

●	Effective July 27, 2018 Rockfish Holdings, LLC and the Company entered into an amendment of its warrant agreement and warrant to extend the expiration of the warrant until July 28, 2028.

●	On October 29, 2018, the Company issued a Notice of Default on its loan to Great Value Storage for non-payment of interest due on September 30, 2018.

●	On November 15, 2018, the Company received payment in full in the amount of $1,000,000 on its participation in the loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Additional Subsequent Events

In connection with the Company’s 2015 amended tax return, the Company received a check in September of 2018 for $287,404 which resulted in the reduction of the Tax Receivable as shown on the Company’s Statement of Assets and Liabilities as of March 31, 2018.

Effective November 27, 2018, the Company entered into a confidential settlement agreement with a former vendor/provider of services in which the Company received $1.1 million on December 4, 2018. Furthermore, the Company was released of the responsibility of outstanding Accounts Payable and Accrued Expenses totaling approximately $279,172 to this vendor/provider of services, which would also forgive the related receivables Due From Portfolio Companies totaling approximately $84,418.

Entry into Investment Advisory Agreement with House Hanover

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

Late Filings

As set forth in the Company’s Form 12b-25 filings on August 15, 2018 and November 15, 2018, the Company has not timely made its Form 10-Q filings for the periods ending June 30, 2018 and September 30, 2018 due to its inability to do so without undue effort or expense.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2017 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2018.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at March 31, 2018		Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2017	Purchases (2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2018
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021(1)		$4,500,000	$-	$3,826,477	$-	$-	$(609,585)	$3,216,892
Unsecured loans 5%, due 10/31/2017		$-	-	76,839	-	(89,224)	12,385	-
Unsecured loans 5%, due 12/31/2017		$-	-	623,499		(724,000)	100,501	-
Unsecured loan 5%, due 12/31/2018		$813,225	9,915	-	813,225	-	(118,916)	694,309
Unsecured loan 5%, due 12/31/2018		$90,000	801	-	90,000	-	(13,160)	76,840
Unsecured loan 8%, due 12/31/2018		$150,000	1,085	-	150,000		(18,958)	131,042
Common Stock – Series A (1)		$225,000	-	3,713	-	-	231	3,944
Common Stock – Series B (1)		$9,500,000	-	156,757	-	-	(6,877)	149,880
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (1)		1	-	4,125	-	-	(575)	3,550
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (1)		1	-	11,551	-	-	(507)	11,044
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (1)		$6,352,944	-	6,637,883	-	-	350,831	6,988,714
Revolving Loan, 8% Cash, due 12/31/2018		$1,621,000	32,420	1,663,335	-	-	28,783	1,692,118
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (1)		1	-	257,647	-	-	(229,732)	27,915
Membership Interest – Class A (1)		1,000	-	28,628	-	-	222,601	251,229
Integrated Medical Partners, LLC
Unsecured Loan, 6.0% Cash, due 9/30/2019	$		6,017	437,085	-	-	(437,085)	-
Unsecured Loan, 6.0% Cash, due 5/20/2018	$		860	81,389	-	(66,667)	(14,722)	-
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019		$1,085,256	4,884	-	600,000	-	469,237	1,069,237
Preferred Membership – Class A units (1)		800	-	1,844,856	-	-	(296,631)	1,548,225
Preferred Membership – Class B units (1)		760	-	34,514	-	-	(18,439)	16,075
Common Units (1)		14,082	-	307	-	-	(211)	96
PCC SBH Sub, Inc.
Common Stock (1)		100	-	1,570,755	-	-	44,065	1,614,820
Unsecured loan, 12% Cash, due 2/15/2018 (1)		$14,000	420	14,000	-	-	-	14,000
Total Control Investments			$56,402	$17,273,360	$1,653,225	$(879,891)	$(536,764)	$17,509,930

(1)	Non-income producing security.
(2)	Includes PIK interest and common stock issued in exchange for investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2016 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2017.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at March 31, 2017	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2016	Purchases (2)	Transfers from Restructuring	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2017
Control Investments
Rockfish Seafood Grill, Inc.
First Lien Loan (1)	$6,352,944	$-	$6,549,261	$-	$-	$98,239	$6,647,500
Revolving Loan (1)	$1,621,000	-	1,481,000	140,000	-	-	1,621,000
Rockfish Holdings, LLC
Warrant (1)	10%	-	102,826	-	-	(2,081)	100,745
Membership Interest (1)	99.997%	-	925,407	-	-	(18,734)	906,673
Integrated Medical Partners, LLC
Unsecured Loan (1)	$276,922	9,241	276,922	-	-	-	276,922
Preferred Membership – Class A (1)	800	-	3,337,779	-	-	(1,433,519)	1,904,260
Preferred Membership – Class B (1)	760	-	365,884	-	-	(278,092)	87,792
Common Stock (1)	14,082	-	20,059	-	-	(16,181)	3,878
PCC SBH Sub, Inc.
Common Stock	100	-	-	-	2,525,481	(785,481)	1,740,000
Unsecured Loan (1)	$20,000	287	-	20,000	-	-	20,000
Total Control Investments		$9,528	$13,059,138	$160,000	$2,525,481	$(2,435,849)	$13,308,770

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	500,000	$-	$2,705,363	$-	$-	$(634,320)	$2,071,043
Preferred Membership, Class BB units (1)	500,000	-	3,681,316	-	-	143,501	3,824,817
Total Affiliate Investments		$-	$6,386,679	$-	$-	$(490,819)	$5,895,860

(1)	Non-income producing security.
(2)	Includes PIK interest and common stock issued in exchange for investments.

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

On an annual basis, we intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders. We did not meet the qualifications of a RIC for the 2017 tax year and will be taxed as a corporation under Subchapter C of the Code.

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

At March 31, 2018, the Company had investments in 9 portfolio companies, and a U.S. Treasury Bill. The total cost and fair value of the total investments were approximately $99.7 million and $85.6 million, respectively. The composition of our investments by asset class as of March 31, 2018 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$14,694,070	$15,377,198	18.0%
Second Lien Loans	21,411,391	19,228,318	22.4
Unsecured Loans	1,067,225	916,191	1.1
Equity	16,483,889	4,125,217	4.8
Total Portfolio Investments	53,656,575	39,646,924	46.3
U.S. Treasury Bill	45,995,208	45,993,790	53.7
Total Investments	$99,651,783	$85,640,714	100.0%

At December 31, 2017, the Company had investments in 9 portfolio companies. The total cost and fair value of the total investments were approximately $52.9 million and $39.0 million, respectively. The composition of our investments by asset class as of December 31, 2017 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$14,668,076	$14,965,218	38.4%
Second Lien Loans	20,326,135	18,665,936	47.9
Unsecured Loans	1,379,147	1,232,812	3.2
Equity	16,483,889	4,086,794	10.5
Total Portfolio Investments	52,857,247	38,950,760	100.0
Total Investments	$52,857,247	$38,950,760	100.0%

At March 31, 2018, our weighted average yield based upon cost of our portfolio investments was approximately 8.80% of which approximately 7.86% is current cash interest, all bearing a fixed rate of interest. At December 31, 2017, our weighted average yield based upon cost of our portfolio investments was approximately 8.89% of which approximately 8.24% is current cash interest, all bearing a fixed rate of interest.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the three months ended March 31, 2018 are as follows:

●	On January 1, 2018, the Company consolidated the prior bridge loans to Advantis Certified Staffing Solutions, Inc. into one note in the amount of $813,225. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.

●	On January 25, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $90,000 for working capital needs. The note will bear an annual interest rate of 5% paid quarterly with a maturity of December 31, 2018.

●	On February 13, 2018, the Company entered into a Forbearance Letter Agreement (the “Forbearance”) with Lone Star Brewery Development, Inc. for a maximum period of two years. During this period, the Company agreed to forbear from exercising and enforcing certain rights and remedies which the Company is entitled to and to accept a payoff equal to $7,500,000 plus 25% of the net sales proceeds/value of the property if by December 31, 2018 or $8,000,000 plus 25% of the net sales proceeds/value if on or after January 1, 2019. In return, Lone Star Brewery Development, Inc. refinanced out the first lien holder with a new lender in the amount of $11,000,000, put $3,248,000 into the project and paid the Company a forbearance fee at closing of $50,000. In connection with this Forbearance, the Company made a partial release of lien on an approximate three-acre tract of land to a lender with a lien that was senior to the Company’s lien.

●	On February 20, 2018, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,821,000 for restaurant improvements and enhancements. In connection with this amendment, Rockfish Seafood Grill, Inc. agreed to make the RSG Revolver a performing loan on a quarter basis with payments resuming on March 31, 2018.

●	On February 26, 2018, the Company made a short term bridge loan to Advantis Certified Staffing Solutions, Inc. in the amount of $150,000 for working capital needs. The note will bear an annual interest rate of 8% with all interest and principal due on maturity of December 31, 2018.

●	On March 22, 2018, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $600,000 for working capital needs and amended, restated and consolidated the two prior notes. The new consolidated note has a principal balance of $1,085,256 and will accrue and pay interest only on a quarterly basis at an annual rate of 18.0%. Dominion has the option to defer 6.0% of the annual rate of interest which will compound quarterly on the payment date. The maturity date of the new note is March 1, 2019.

Asset Quality

In addition to various risk management and monitoring tools, House Hanover uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018			As of December 31, 2017
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	15,271,792	38.5%	5	14,535,933	37.3%	5
3	—	—	—	—	—	—
4	20,249,915	51.1%	3	20,328,033	52.2%	3
5	—	—	—	—	—	—
	$35,521,707	89.5%	8	$34,863,966	89.5%	8

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2018 we had 4 loans on non-accrual status and as of December 31, 2017, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover (and to Princeton Advisory Group for the period prior to January 1, 2018) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	(unaudited)		(unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$415,372	$0.003	$338,327	$0.003
Other income	13,010	0.000	14,807	0.000
Total investment income	428,382	0.003	353,134	0.003

Operating expenses
Management fees	116,827	0.001	107,055	0.001
Professional fees	175,858	0.001	168,856	0.002
Administration fees	99,000	0.001	84,431	0.001
Valuation fees	-	0.000	37,100	0.000
Directors’ fees	43,125	0.000	35,600	0.000
Consulting fees	-	0.000	30,000	0.000
Insurance expense	29,440	0.000	46,724	0.001
Interest expense	343	0.000	21,697	0.000
Other general and administrative expenses	19,809	0.000	21,068	0.000
Total operating expenses	484,402	0.003	552,531	0.005

Net investment loss before tax	(56,020)	(0.000)	(199,397)	(0.002)
Income tax expense	12,763	0.000	10,430	0.000
Net investment loss after tax	$(68,783)	$(0.001)	$(209,827)	$(0.002)
Net change in unrealized gain (loss)	$(104,582)	$(0.001)	$(1,948,851)	$(0.016)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended March 31, 2018 and March 31, 2017, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $33,322 and $32,655 for the three months ended March 31, 2018 and 2017, respectively.

Operating Expenses

Total operating expenses increased from $552,531 for the three months ended March 31, 2017 to $484,402 for the three months ended March 31, 2018. The increase is primarily due to an increase in professional fees for the three months ended March 31, 2018.

Total operating expenses per share decrease from $0.005 per share to $0.003 per share for the three months ended March 31, 2017 and 2018, respectively.

Net Investment Loss

Net investment loss (after tax) decreased from a loss of $(209,827) for the three months ended March 31, 2017 to a loss of $(68,783) for the three months ended March 31, 2018. This decrease in a loss was primarily due to a decrease in valuation fees, consulting fees, insurance expense and interest expense for the three months ended March 31, 2018.

Net investment loss (after tax) per share decreased from $(0.002) per share to $(0.001) per share for the three months ended March 31, 2017 and 2018, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2018 and 2017, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(104,582) for the three months ended March 31, 2018 primarily in connection with losses of $655,460 and $297,852 on Advantis Certified Staffing Solutions, Inc., and Integrated Medical Partners, LLC, which were partially offset by gains of $477,228 and $372,483 from Performance Alloys, Inc. and Rockfish Seafood Grill, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(1,948,851) for the three months ended March 31, 2017 primarily in connection with a loss of $(1,433,519) on Class A preferred membership units in Integrated Medical Partners, LLC.

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

As of March 31, 2018, we had $1,126,819 in cash, and our net assets totaled $41,234,174. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of March 31, 2018, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution. The Company did not meet the requirements to qualify as a RIC for the 2017 tax year.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we could suffer adverse tax consequences, including the possible loss of any qualification as a RIC (if we achieve such status in future years). We cannot assure stockholders that they will receive any distributions.

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

Related Party Transactions

Management Fees

Management fees under the House Hanover Investment Advisory Agreement for the three months ended March 31, 2018 were $116,827. As of March 31, 2018, management fees of $116,827 were payable to House Hanover.

Management fees under the PAG Investment Advisory Agreement for the three months ended March 31, 2017 were $107,055. As of March 31, 2018 and December 31, 2017, management fees of $19,282 and $94,282 were payable to Princeton Advisory Group.

Incentive Fees

The Company will not pay Princeton Advisory Group or House Hanover an incentive fee.

Other Related Party Transactions

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016. As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to attempt to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full including interest on July 17, 2017.

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

Settlement Proceeds

Effective November 27, 2018, the Company entered into a confidential settlement agreement with a former vendor/provider of services in which the Company received $1.1 million on December 4, 2018. Furthermore, the Company was released of the responsibility of outstanding Accounts Payable and Accrued Expenses totaling approximately $279,172 to this vendor/provider of services, which would also forgive the related receivables Due From Portfolio Companies totaling approximately $84,418.

Late Filings

As set forth in the Company’s Form 12b-25 filings on August 15, 2018 and November 15, 2018 the Company has not timely made its Form 10-Q filings for the periods ending June 30, 2018 and September 30, 2018 due to its inability to do so without undue effort or expense.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of March 31, 2018, all of our debt investments in our portfolio bore interest at a fixed rate, except 1 debt investment which bore interest at a variable rate, representing approximately $1,000,000 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of March 31, 2018. The below table illustrates the effect such assumed rate changes would have on an annual basis.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2018, there were no material legal proceedings against the Company or any of its officers or directors.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Dated: January 10, 2019	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: January 10, 2019	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)