Form 10-Q
period 2018-06-30
PRINCETON CAPITAL CORP
filed 2019-01-22
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of January 21, 2019 was 120,486,061.

PRINCETON CAPITAL CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2018 (unaudited)	December 31, 2017

ASSETS
Control investments at fair value (cost of $26,381,111 and $25,204,690, respectively)	$18,276,188	$17,273,360
Non-control/non-affiliate investments at fair value (cost of $27,705,004 and $27,652,557, respectively)	22,186,695	21,677,400
Investment in U.S. Treasury Bill (cost of $38,993,036 and $0, respectively)	38,994,540	-
Total investments at fair value (cost of $93,079,151 and $52,857,247, respectively)	79,457,423	38,950,760
Cash	321,360	2,084,262
Due from portfolio companies	328,489	275,829
Interest receivable	307,272	270,718
Taxes receivable	303,077	314,590
Prepaid expenses	63,211	52,221
Total assets	80,780,832	41,948,380

LIABILITIES
Accrued management fees	123,445	94,282
Due to affiliates	67,500	13,602
Accounts payable (Note 2)	246,331	239,021
Insurance loan payable	-	26,806
Short term payable for securities purchased	38,600,250	-
Interest payable	3,862	-
Tax expense payable	2,500	36,141
Deferred fee income	49,875	23,002
Accrued expenses and other liabilities	117,468	107,987
Total liabilities	39,211,231	540,841

Net assets	$41,569,601	$41,407,539

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at June 30, 2018 and December 31, 2017)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(637,266)	(637,266)
Distributions in excess of net investment income	(9,160,775)	(9,038,078)
Accumulated unrealized loss on investments	(13,621,728)	(13,906,487)
Total net assets	$41,569,601	$41,407,539
Net asset value per share	$0.345	$0.344

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$371,835	$333,784	$730,805	$662,583
Interest income from control investments	101,546	1,957	157,948	11,485
Other income from non-control/non-affiliate investments	10,805	-	23,128	4,821
Other income from affiliate investments	-	8,970	-	18,882
Other income from non-investment sources	857	76	1,544	150
Total investment income	485,043	344,787	913,425	697,921

OPERATING EXPENSES
Management fees	104,164	105,336	220,991	212,391
Professional fees (Note 2)	203,801	68,886	379,659	237,742
Administration fees	105,000	84,179	204,000	168,610
Valuation fees	-	37,100	-	74,200
Directors’ fees	47,625	36,775	90,750	72,375
Consulting fees	-	-	-	30,000
Insurance expense	24,599	4,099	54,039	50,823
Interest expense	15,012	27,950	15,355	49,647
Other general and administrative expenses	36,158	15,779	55,967	36,847
Total operating expenses	536,359	380,104	1,020,761	932,635

Net investment loss before tax	(51,316)	(35,317)	(107,336)	(234,714)
Income tax expense	2,598	7,684	15,361	18,114
Net investment loss after taxes	(53,914)	(43,001)	(122,697)	(252,828)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	23,248	(153,043)	456,848	825,473
Affiliate investments	-	-	-	(490,819)
Control investments	363,171	281,693	(173,593)	(2,154,156)
U.S. Treasury Bills	2,922	-	1,504	(699)
Net change in unrealized gain (loss) on investments	389,341	128,650	284,759	(1,820,201)
Net increase (decrease) in net assets resulting from operations	$335,427	$85,649	$162,062	$(2,073,029)

Net investment income (loss) per share
Basic	$(0.000)	$(0.000)	$(0.001)	$(0.002)
Diluted	$(0.000)	$(0.000)	$(0.001)	$(0.002)
Net increase (decrease) in net assets resulting from operations per share
Basic	$0.003	$0.001	$0.001	$(0.017)
Diluted	$0.003	$0.001	$0.001	$(0.017)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Six Months Ended June 30,
	2018	2017
Decrease in net assets resulting from operations:
Net investment loss	$(122,697)	$(252,828)
Net change in unrealized gain (loss) on investments	284,759	(1,820,201)
Net increase (decrease) in net assets resulting from operations	162,062	(2,073,029)

Total increase (decrease) in net assets	162,062	(2,073,029)
Net assets at beginning of period	41,407,539	43,985,319
Net assets at end of period	$41,569,601	$41,912,290

Capital share activity:
Common stock
Issuance of common stock	-	-
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$162,062	$(2,073,029)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(2,038,225)	(315,062)
U.S. Treasury Bills	(84,985,458)	(45,998,007)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	879,891	6,000
U.S. Treasury Bills	46,000,000	98,396,260
Net change in unrealized (gain) loss on investments	(284,759)	1,820,201
Increase in investments due to PIK	(85,271)	-
Amortization of fixed income premium or discounts	7,159	5,645
Changes in other assets and liabilities:
Due from portfolio companies	(52,660)	(99,882)
Interest receivable	(36,554)	189,791
Prepaid expenses	(10,990)	(19,312)
Note receivable	-	50,000
Deferred tax asset	314,590	4,926
Taxes receivable	(303,077)	-
Accrued management fees	29,163	14,324
Accounts payable	7,310	(27,999)
Due to affiliates	53,898	(25,143)
Interest payable	3,862	-
Tax expense payable	(33,641)	(18,726)
Deferred fee income	26,873	(4,821)
Accrued expenses and other liabilities	9,481	25,030
Net cash provided by (used in) operating activities	(40,336,346)	51,930,196

Cash flows from financing activities:
Insurance loan payable	(26,806)	-
Short term payable for securities purchased	38,600,250	(52,398,253)
Term loan – related party	-	20,000
Net cash provided by (used in) financing activities	38,573,444	(52,378,253)

Net decrease in cash and restricted cash	(1,762,902)	(448,057)
Cash and restricted cash at beginning of period	2,084,262	533,949
Cash and restricted cash at end of period	$321,360	$85,892

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$11,493	$46,748
Income tax paid	$49,002	$36,840

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2018 (Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets

Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5)	Staffing	$4,500,000	$4,500,000	$3,209,419	7.72%
Unsecured loan, 5%, due 12/31/2018		$813,225	813,225	730,805	1.76%
Unsecured loan, 5%, due 12/31/2018		$90,000	90,000	80,879	0.19%
Unsecured loan 8%, due 12/31/2018		$150,000	150,000	136,853	0.33%
Unsecured loan 8%, due 12/31/2018		$110,000	110,000	100,359	0.24%
Unsecured loan 10.75%, due 12/31/2018		$175,000	175,000	161,859	0.39%
Common Stock – Series A (5)		225,000	10,150	4,008	0.01%
Common Stock – Series B (5)		9,500,000	428,571	169,223	0.41%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	11,278	4,453	0.01%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	12,469	0.03%
Total			6,288,224	4,610,327	11.09%
Integrated Medical Partners, LLC	Milwaukee, WI
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019 (3) (8)	Medical Business Services	$1,103,343	1,103,343	1,075,396	2.59%
Preferred Membership, Class A units (5)		800	4,196,937	1,557,782	3.75%
Preferred Membership, Class B units (5)		760	29,586	16,889	0.04%
Common Units (5)		14,082	-	107	0.00%
Total			5,329,866	2,650,174	6.38%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5)		100	2,525,481	1,992,790	4.80%
Total			2,539,481	2,006,790	4.83%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	6,352,944	7,071,673	17.01%
Revolving Loan, 8% Cash, due 12/31/2018 (7)		$1,721,000	1,721,000	1,871,917	4.50%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	6,531	0.02%
Membership Interest – Class A (5)		99.997%	3,734,636	58,776	0.14%
Total			12,223,540	9,008,897	21.67%
Total control investments			26,381,111	18,276,188	43.97%

Non-control/non-affiliate investments
ECM Energy Services, Inc.	Waynesburg, PA
Revolving Loan Participation, Second Lien, US Prime Rate + 1%, (5.25% floor) and 7.2% collateral management fee, overall floor of 12.0%, due 2/11/2019 (9)	Energy Services	$1,000,000	1,000,000	1,000,000	2.41%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,731,600	6,746,579	6,642,374	15.98%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 2/13/2020 (2), (3), (5)	Real Estate Development	$8,076,135	8,076,135	7,478,189	17.98%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2018 (Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets

Non-control/non-affiliate investments (continued)
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 5/31/2020	Nickel Pipe,	$6,750,000	$6,750,000	$6,435,860	15.49%
Membership Interest – Class B (5)	Fittings & Flanges	25.97%	5,131,090	629,072	1.51%
Total			11,881,090	7,064,932	17.00%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			27,705,004	22,186,695	53.37%
Total Portfolio Investments			54,086,115	40,462,883	97.34%

United States Treasury
U. S. Treasury Bill 0.0%, 7/5/2018		39,000,000	38,993,036	38,994,540	93.80%

Total Investments			$93,079,151	$79,457,423	191.14%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status as of June 30, 2018.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of June 30, 2018, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of June 30, 2018.
(6)	Represents an illiquid investment. At June 30, 2018, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. This revolving loan commitment was increased in January 2017 by $140,000. As of June 30, 2018, the commitment was fully funded.
(8)	Represents investment in Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC.
(9)	Represents a participation in a revolving loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc. This participation revolving loan commitment is $1,000,000 and as of June 30, 2018, the commitment was fully funded.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2018 (Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of June 30, 2018.

	June 30, 2018
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$40,461,683	97.34%
Canada	1,200	0.00
Total	$40,462,883	97.34%

	June 30, 2018
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$9,008,897	21.67%
Real Estate Development	7,478,189	17.98
Nickel Pipe, Fittings and Flanges	7,064,932	17.00
Storage Company Property Management	6,642,374	15.98
Staffing	4,610,327	11.09
Energy Services	3,006,790	7.24
Medical Business Services	2,650,174	6.38
Security	1,200	0.00
Total	$40,462,883	97.34%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2017

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets

Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5)	Staffing	$4,500,000	$4,500,000	$3,826,477	9.24%
Unsecured loan, 5%, due 10/31/2017		$89,225	89,225	76,839	0.19%
Unsecured loan, 5%, due 12/31/2017		$69,000	69,000	59,422	0.14%
Unsecured loan, 5%, due 12/31/2017		$125,000	125,000	107,648	0.26%
Unsecured loan, 5%, due 12/31/2017		$30,000	30,000	25,836	0.06%
Unsecured loan, 5%, due 12/31/2017		$105,000	105,000	90,425	0.22%
Unsecured loan, 5%, due 12/31/2017		$200,000	200,000	172,237	0.42%
Unsecured loan, 5%, due 12/31/2017		$150,000	150,000	129,178	0.31%
Unsecured loan, 5%, due 12/31/2017		$45,000	45,000	38,753	0.09%
Common Stock – Series A (5)		$225,000	10,150	3,713	0.01%
Common Stock – Series B (5)		$9,500,000	428,571	156,757	0.38%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	11,278	4,125	0.01%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	11,551	0.03%
Total			5,763,224	4,702,961	11.36%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 6.0% Cash, due 9/30/2019 (8)	Medical Business	$451,922	451,922	437,085	1.06%
Unsecured Loan, 6.0% Cash, due 5/20/2018 (8)	Services	$100,000	100,000	81,389	0.19%
Preferred Membership, Class A units (5)		800	4,196,937	1,844,856	4.46%
Preferred Membership, Class B units (5)		760	29,586	34,514	0.08%
Common Units (5)		14,082	-	307	0.00%
Total			4,778,445	2,398,151	5.79%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5)		100	2,525,481	1,570,755	3.79%
Total			2,539,481	1,584,755	3.82%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	6,352,944	6,637,883	16.03%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,621,000	1,621,000	1,663,335	4.02%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	257,647	0.62%
Membership Interest – Class A (5)		89.400%	3,734,636	28,628	0.07%
Total			12,123,540	8,587,493	20.74%
Total control investments			25,204,690	17,273,360	41.71%

Non-control/non-affiliate investments
ECM Energy Services, Inc.	Waynesburg, PA
Revolving Loan, US Prime Rate + 1%, (5.25% floor) and 7.2% collateral management fee, overall floor of 12.0%, due 2/11/2019 (9)	Energy Services	$1,000,000	1,000,000	1,000,000	2.42%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,664,416	6,694,132	6,664,000	16.09%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of as of December 31, 2017 (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets

Non-control/non-affiliate investments (continued)
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5)	Real Estate Development	$8,076,135	$8,076,135	$7,500,000	18.11%

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 5/31/2020	Nickel Pipe,	$6,750,000	6,750,000	6,339,459	15.31%
Membership Interest – Class B (5)	Fittings & Flanges	25.97%	5,131,090	172,741	0.42%
Total			11,881,090	6,512,200	15.73%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			27,652,557	21,677,400	52.35%
Total Portfolio Investments			52,857,247	38,950,760	94.06%

Total Investments			$52,857,247	$38,950,760	94.06%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status as of December 31, 2017.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2017, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2017.
(6)	Represents an illiquid investment. At December 31, 2017, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. This revolving loan commitment was increased in January 2017 by $140,000. As of December 31, 2017, the commitment was fully funded.
(8)	Represents investment in Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC.
(9)	Represents a participation in a revolving loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc. This participation revolving loan commitment is $1,000,000 and as of December 31, 2017, the commitment was fully funded.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2017 (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2017.

	December 31, 2017
Geography	Investments at Fair Value	Percentage of Net Assets

Canada	$38,949,560	94.06%
United States	1,200	0.00
Total	$38,950,760	94.06%

	December 31, 2017
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$8,587,493	20.74%
Real Estate Development	7,500,000	18.11
Storage Company Property Management	6,664,000	16.09
Nickel Pipe, Fittings & Flanges	6,512,200	15.73
Staffing	4,702,961	11.36
Energy Services	2,584,755	6.24
Medical Business Services	2,398,151	5.79
Security	1,200	0.00
Total	$38,950,760	94.06%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

June 30, 2018 (Unaudited)

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

The reported amounts for the three and six months ended June 30, 2018 may not be indicative of the results ultimately achieved for the year ended December 31, 2018 which will be presented in the Company’s annual report on form 10-K.

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2018, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC and Integrated Medical Partners, LLC as defined under the 1940 Act. As of December 31, 2017, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC and Integrated Medical Partners, LLC as defined under the 1940 Act.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

June 30, 2018 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

As of June 30, 2018 and December 31, 2017, there was no restricted cash.

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

June 30, 2018 (Unaudited)

Dividend income is recorded on the ex-dividend date.

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid.

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources for the three and six months ended June 30, 2018 was $10,805 and $23,128, respectively. Income from such sources for the three and six months ended June 30, 2017 was $8,970 and $23,703 respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources for the three and six months ended June 30, 2018 was $857 and $1,544, respectively. Income from such sources for the three and six months ended June 30, 2017 was $76 and $150, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and six months ended June 30, 2018 PIK interest was $33,322 and $85,271, respectively. There was no PIK interest for the three and six months ended June 30, 2017. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the three and six months ended June 30, 2018 and 2017 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 8. Up until the agreements to settle in December 2017, it was undeterminable as to the ultimate responsibility for amounts invoiced to the Company by two law firms that provided services, as these invoices were for all of such law firm’s fees even though they represented multiple parties and the Company believed that some of these services rendered were provided solely or primarily for the benefit of other represented parties. For the three and six months ended June 30, 2018 and 2017, the Company was not invoiced any legal fees by these two law firms related to this lawsuit. As of December 31, 2017, the Company reached an agreement with the two law firms and paid them $330,000 to settle all outstanding invoices. In addition, as of December 31, 2017, the Company reduced accounts payable by $1,060,039 as a result of the settlements. Other legal fees invoiced to the Company for the three and six months ended June 30, 2018 and 2017, were incurred in the normal operating course of business and are included in professional fees on the Statement of Operations.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter.  For the three and six months ended June 30, 2018 and 2017 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and six months ended June 30, 2018 and 2017, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 on this update eliminate, add and modify certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

The SEC recently completed a project to streamline disclosure requirements in regulations S-X and S-K, as part of release 33-10532. The SEC adopted amendments to certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements and U.S. GAAP.  Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

June 30, 2018 (Unaudited)

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended June 30, 2018 and June 30, 2017 and the six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$335,427	$85,649	$162,062	$(2,073,029)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$0.003	$0.001	$0.001	$(0.017)
Diluted	$0.003	$0.001	$0.001	$(0.017)

(1) Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2018 and December 31, 2017, respectively:

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$15,585,964	$15,585,964
Second Lien Loans	-	-	19,198,864	19,198,864
Unsecured Loans	-	-	1,224,755	1,224,755
Equity	-	-	4,453,300	4,453,300
Total Portfolio Investments	-	-	40,462,883	40,462,883
U.S. Treasury Bill	38,994,540	-	-	38,994,540
Total Investments	$38,994,540	$-	$40,462,883	$79,457,423

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,965,218	$14,965,218
Second Lien Loans	-	-	18,665,936	18,665,936
Unsecured Loans	-	-	1,232,812	1,232,812
Equity	-	-	4,086,794	4,086,794
Total Portfolio Investments	-	-	38,950,760	38,950,760
Total Investments	$-	$-	$38,950,760	$38,950,760

During the six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between Level, 1, Level 2 or Level 3.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2018 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Amortization	(14,736)	-	-	-	(14,736)
Purchases of investments	100,000	600,000	1,338,225	-	2,038,225
Sales of investments	-	-	(879,891)	-	(879,891)
Payment-in-kind interest	67,183	18,088	-	-	85,271
Change in unrealized gain (loss) on investments	468,299	(570,416)	18,865	366,506	283,254
Transfer due to restructuring	-	485,256	(485,256)	-	-
Fair value at end of period	$15,585,964	$19,198,864	$1,224,755	$4,453,300	$40,462,883
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2018	$468,299	$(570,416)	$(127,470)	$366,506	$136,919

Changes in Level 3 assets measured at fair value for the year ended December 31, 2017 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Amortization	(20,628)	-	-	-	(20,628)
Purchases of investments	267,000	1,000,000	1,385,147	450,001	3,102,148
Sales of investments	-	-	(282,922)	(5,895,860)	(6,178,782)
Payment-in-kind interest	33,717	-	-	-	33,717
Realized gain	-	-	-	589,111	589,111
Change in unrealized gain (loss) on investments	909,349	415,936	(146,335)	(5,360,696)	(4,181,746)
Transfer due to restructuring	(2,525,481)	-	-	2,525,481	-
Fair value at end of year	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2017	$123,865	$415,936	$(146,335)	$(4,280,765)	$(3,887,299)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$15,585,964	Discounted Cash Flow	Discount Rate	18.1%-25.4% (22.0%)
Total	15,585,964

Second Lien Loans	11,720,675	Discounted Cash Flow	Discount Rate	12.4%-24.2% (16.3%)
	7,478,189	Market Approach	Real Estate Appraisal Values	N/A
Total	19,198,864

Unsecured Loans	1,210,755	Discounted Cash Flow	Discount Rate	30.1%
	14,000	Market Approach	Real Estate Appraisal Values	N/A
Total	1,224,755

Equity	2,459,310	Discounted Cash Flow	Discount Rate	10.2%-15.3% (11.9%)
		Market Approach	Enterprise Value/Revenue Multiples	0.2x-1.1x (0.7x)
		Market Approach	Enterprise Value/EBITDA Multiples	7.4x-9.4x (8.4x)
		Market Approach	Enterprise Value/EBITDA Multiples	14.1x
		Black-Scholes Option	Volatility	24.0%-27.8% (25.3%)
		Pricing Model	Discount for lack of marketability	5.0%-30.0% (11.4%)
	1,992,790	Market Approach	Real Estate Appraisal Values	N/A
Total	4,452,100
Total Level 3 Investments	$40,461,683

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of June 30, 2018.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,664,000	Discounted Cash Flow	Discount Rate	11.80%-13.80% (12.80%)
	8,301,218	Discounted Cash Flow	Discount Rate	12.20%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.9x (0.75x)
		Market Approach	Real Estate Appraisal Values	N/A
Total	14,965,218

Second Lien Loans	7,500,000	Market Approach	Real Estate Appraisal Values	N/A
	1,000,000	Discounted Cash Flow	Discount Rate	11.80%
	3,826,477	Discounted Cash Flow	Discount Rate	14.90%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.2X
	6,339,459	Discounted Cash Flow	Discount Rate	10.10%
		Market Approach	Enterprise Value/Revenue Multiple	8.5x
Total	18,665,936

Unsecured Loans	1,218,812	Discounted Cash Flow	Discount Rate	11.60-14.90%(13.25%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.20x– 19.10x (9.65x)
	14,000	Market Approach	Real Estate Appraisal Values	N/A
Total	1,232,812

Equity	2,516,039	Black-Scholes Option	Volatility	22.40%-32.80% (27.60%)
		Pricing Model	Discount for lack of marketability	5.00%-30.00% (17.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.20x – 19.10x (9.65x)
		Income Approach	Discount Rate	10.10% - 14.9% (12.50%)
	1,570,755	Market Approach	Real Estate Appraisal Values	N/A
Total	4,086,794
Total Level 3 Investments	$38,950,760

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

June 30, 2018 (Unaudited)

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

Advisory Services

Princeton Advisory Group is registered as an investment adviser under the 1940 Act, and from June 9, 2016 until December 31, 2017, served as the Company’s investment advisor pursuant to the PAG Investment Advisory Agreement in accordance with the 1940 Act. Princeton Advisory Group is owned by and an affiliate of Mr. Munish Sood, the Company’s former President, Director and former Chief Executive Officer.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

Management fees under the PAG Investment Advisory Agreement for the three and six months ended June 30, 2017 were $105,336 and $212,391. As of June 30, 2018 and December 31, 2017, management fees of $19,282 and $94,282 were payable to Princeton Advisory Group.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

Management fees under the Interim Investment Advisory Agreement and House Hanover Investment Advisory Agreement for the three and six months ended June 30, 2018 were $104,163 and $220,991, respectively. As of June 30, 2018 and December 31, 2017, management fees of $104,163 and $0 were payable to House Hanover.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

June 30, 2018 (Unaudited)

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

Administration fees were $129,000 and fees to the Sub-Administrator were $75,000 for the six months ended June 30, 2018, as shown on the Statements of Operations under administration fees. Administration fees were $67,500 and fees to the Sub-Administrator were $37,500 for the three months ended June 30, 2018, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2018, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.342	$0.347
Net investment income (loss)	0.000	0.000
Change in unrealized gain	0.003	0.001
Net asset value at end of period	$0.345	$0.348
Total return based on net asset value (2)	0.9%	0.3%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$41,569,601	$41,912,290
Average net assets	$41,237,820	$41,848,053
Annualized ratio of net operating expenses to average net assets (3)	5.3%	3.7%
Annualized ratio of net investment loss to average net assets(3)	(0.5)%	(0.4)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.1%	2.4%
Annualized ratio of net increase in net assets resulting from operations to average net assets(3)	3.3%	0.8%
Portfolio Turnover	0.96%	0.01%

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.344	$0.365
Net investment loss	(0.001)	(0.002)
Change in unrealized gain (loss)	0.002	(0.015)
Net asset value at end of period	$0.345	$0.348
Total return based on net asset value (2)	0.3%	(4.7)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$41,569,601	$41,912,290
Average net assets	$41,321,273	$42,888,090
Annualized ratio of net operating expenses to average net assets (3)	5.0%	4.4%
Annualized ratio of net investment loss to average net assets(3)	(0.6)%	(1.2)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	3.8%	3.2%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(3)	0.8%	(9.7)%
Portfolio Turnover	0.97%	0.01%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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
Ratio/Supplemental Data:
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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of June 30, 2018. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

On January 19, 2016, the Company, Princeton Advisory Group, Inc., Gregory J. Cannella, Munish Sood, former CEO, President and Director of the Company, Thomas Jones, Jr. and Trennis L. Jones (together the “Independent Directors” and the Independent Directors together with the Company, Princeton Advisory Group, Inc., Cannella and Sood, the “Settling Defendants”) on the one hand, entered into a settlement agreement (“Settlement Agreement”) with Capital Link Fund I, LLC (“Capital Link”), CT Horizon Legacy Fund, LP (“CT Horizon”), CPP, and Sema4, Inc. (“Semaphore” and together with Capital Link, CT Horizon and CPP I, the “Plaintiffs” or the “Capital Point Parties”) on the other hand. CPP I is the Company’s largest stockholder.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

The Company has determined that Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc. and PCC SBC Sub, Inc. three of its majority owned control investments were considered significant subsidiaries at the 20% level at June 30, 2018.

Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company was also considered a significant subsidiary at the 20% level at June, 30, 2018.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc., Integrated Medical Partners, LLC, Inc., and PCC SBC Sub, Inc. (numbers in thousands):

Six Months Ended June 30, 2018 (unaudited)	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	Advantis Certified Staffing Solutions, Inc.	PCC SBH Sub, Inc.
Balance Sheet
Current Assets	$620	$2,404	$3,751	$272
Noncurrent Assets	3,003	5,566	1,757	2,403
Current Liabilities	2,385	4,222	5,631	201
Noncurrent Liabilities	10,439	2,181	8,813	-

Six Months Ended June 30, 2018 (unaudited)	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	Advantis Certified Staffing Solutions, Inc.	PCC SBH Sub, Inc.
Income Statement
Net Revenue	$10,721	$6,446	$8,621	$112
Gross Profit	7,470	1,697	2,056	112
Net Income (Loss)	(510)	(925)	(636)	12

NOTE 10 – SUBSEQUENT EVENTS

Portfolio Activity

●	On July 12, 2018, the Company funded $100,000 on the RSG Revolver, making it fully funded.

●	Effective July 27, 2018 Rockfish Holdings, LLC and the Company entered into an amendment of its warrant agreement and warrant to extend the expiration of the warrant until July 28, 2028.

●	On October 29, 2018, the Company issued a Notice of Default on its loan to Great Value Storage for non-payment of interest due on September 30, 2018.

●	On November 15, 2018, the Company received payment in full in the amount of $1,000,000 on its participation in the loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc.

Additional Subsequent Events

In connection with the Company’s 2015 amended tax return, the Company received a check in September of 2018 for $287,404.

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

Late Filings

As set forth in the Company’s Form 12b-25 filing on November 15, 2018, the Company has not timely made its Form 10-Q filing for the period ending September 30, 2018 due to its inability to do so without undue effort or expense.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2017 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2018.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at June 30, 2018	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2017	Purchases (2)	Sales	Change in Unrealized Gains/Losses	Fair Value at June 30, 2018
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021 (1)	$4,500,000	$-	$3,826,477	$-	$-	$(617,058)	$3,209,419
Unsecured loan 5%, due 10/31/2017	$-	-	76,839	-	(89,224)	12,385	-
Unsecured loan 5%, due 12/31/2017	$-		59,422	-	(69,000)	9,578	-
Unsecured loan 5%, due 12/31/2017	$-		107,648	-	(125,000)	17,352	-
Unsecured loan 5%, due 12/31/2017	$-		25,836	-	(30,000)	4,164	-
Unsecured loan 5%, due 12/31/2017	$-		90,425	-	(105,000)	14,575	-
Unsecured loan 5%, due 12/31/2017	$-		172,237	-	(200,000)	27,763	-
Unsecured loan 5%, due 12/31/2017	$-		129,178	-	(150,000)	20,822	-
Unsecured loan 5%, due 12/31/2017	$-		38,753	-	(45,000)	6,247	-
Unsecured loan, 5%, due 12/31/2018	$813,225	20,052	-	813,225	-	(82,420)	730,805
Unsecured loan, 5%, due 12/31/2018	$90,000	1,923	-	90,000	-	(9,121)	80,879
Unsecured loan, 8%, due 12/31/2018	$150,000	4,077	-	150,000	-	(13,147)	136,853
Unsecured loan, 8%, due 12/31/2018	$110,000	1,615	-	110,000	-	(9,641)	100,359
Unsecured loan, 10.75%, due 12/31/2018	$175,000	1,340	-	175,000	-	(13,141)	161,859
Common Stock – Series A (1)	225,000	-	3,713	-	-	295	4,008
Common Stock – Series B (1)	9,500,000	-	156,757	-	-	12,466	169,223
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(1)	1	-	4,125	-	-	328	4,453
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(1)	1	-	11,551	-	-	918	12,469
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (1)	$6,352,944	-	6,637,883	-	-	433,790	7,071,673
Revolving Loan, 8% Cash, due 12/31/2018	$1,721,000	66,956	1,663,335	100,000	-	108,582	1,871,917
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (1)	10.000%	-	257,647	-	-	(251,116)	6,531
Membership Interest – Class A (1)	99.997%	-	28,628	-	-	30,148	58,776
Integrated Medical Partners, LLC
Unsecured Loan, 6.0% Cash, due 9/30/2019	$-	6,017	437,085	-	-	(437,085)	-
Unsecured Loan, 6.0% Cash, due 5/20/2018	$-	860	81,389	-	(66,667)	(14,722)	-
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019	$1,103,343	54,263	-	618,087	-	457,309	1,075,396
Preferred Membership – Class A units (1)	800	-	1,844,856	-	-	(287,074)	1,557,782
Preferred Membership – Class B units (1)	760	-	34,514	-	-	(17,625)	16,889
Common Units (1)	14,082	-	307	-	-	(200)	107
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 2/15/2018 (1)	$14,000	845	14,000	-	-	-	14,000
Common Stock (1)	100	-	1,570,755	-	-	422,035	1,992,790
Total Control Investments		$157,948	$17,273,360	$2,056,312	$(879,891)	$(173,593)	$18,276,188

(1)	Non-income producing security.
(2)	Includes PIK interest and common stock issued in exchange for investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our investment advisor;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our investment advisor to locate suitable investments for us and to monitor and administer our investments;

●	the ability of investment advisor to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or regulated investment companies.

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

At June 30, 2018, the Company had investments in 9 portfolio companies, and a U.S. Treasury Bill. The total cost and fair value of the total investments were approximately $93.1 million and $79.5 million, respectively. The composition of our investments by asset class as of June 30, 2018 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$14,820,523	$15,585,964	19.6%
Second Lien Loans	21,429,478	19,198,864	24.2
Unsecured Loans	1,352,225	1,224,755	1.5
Equity	16,483,889	4,453,300	5.6
Total Portfolio Investments	54,086,115	40,462,883	50.9
U.S. Treasury Bill	38,993,036	38,994,540	49.1
Total Investments	$93,079,151	$79,457,423	100.00%

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

At June 30, 2018, our weighted average yield based upon cost of our portfolio investments was approximately 8.87% of which approximately 7.93% is current cash interest, all bearing a fixed rate of interest. At December 31, 2017, our weighted average yield based upon cost of our portfolio investments was approximately 8.89% of which approximately 8.24% is current cash interest, all bearing a fixed rate of interest.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the six months ended June 30, 2018 are as follows:

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

Asset Quality

In addition to various risk management and monitoring tools, House Hanover uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018			As of December 31, 2017
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	15,167,630	19.09%	5	14,535,933	37.3%	5
3	—	—	—	—	—	—
4	20,841,953	26.23%	3	20,328,033	52.2%	3
5	—	—	—	—	—	—
	$36,009,583	45.32%	8	$34,863,966	89.5%	8

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2018 we had 3 loans on non-accrual status and as of December 31, 2017, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover (and to Princeton Advisory Group for the period prior to January 1, 2018) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

	Three Months Ended June 30, 2018 (unaudited)		Three Months Ended June 30, 2017 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$473,381	$0.004	$335,741	$0.003
Other income	11,662	0.000	9,046	0.000
Total investment income	485,043	0.004	344,787	0.003

Operating expenses
Management fees	104,164	0.001	105,336	0.001
Professional fees	203,801	0.002	68,886	0.001
Administration fees	105,000	0.001	84,179	0.001
Valuation fees	-	0.000	37,100	0.000
Directors’ fees	47,625	0.000	36,775	0.000
Insurance expense	24,599	0.000	4,099	0.000
Interest expense	15,012	0.000	27,950	0.000
Other general and administrative expenses	36,158	0.000	15,779	0.000
Total operating expenses	536,359	0.004	380,104	0.003

Net investment loss before tax	(51,316)	0.000	(35,317)	(0.000)
Income tax expense	2,598	0.000	7,684	0.000
Net investment loss after tax	$(53,914)	$(0.000)	$(43,001)	$(0.000)
Net change in unrealized gain	$389,341	$0.003	$128,650	$0.001

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended June 30, 2018 and June 30, 2017, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $51,949 and $0 for the three months ended June 30, 2018 and 2017, respectively.

Operating Expenses

Total operating expenses increased from $380,104 for the three months ended June 30, 2017 to $536,359 for the three months ended June 30, 2018. The increase is primarily due to an increase in professional fees, administration fees, insurance expense and other general and administrative expenses for the three months ended June 30, 2018.

Total operating expenses per share increased from $0.003 per share for the three months ended June 30, 2017 to $0.004 per share for the three months ended June 30, 2018.

Net Investment Loss

Net investment loss (after tax) increased from a loss of $43,001 for the three months ended June 30, 2017 to a loss of $53,914 for the three months ended June 30, 2018. This increase in a loss was primarily due to an increase in professional fees, administration fees, insurance expense and other general and administrative expenses for the three months ended June 30, 2018.

Net investment loss (after tax) per share remained unchanged at $0.000 per share for the three months ended June 30, 2017 from $0.000 per share for the three months ended June 30, 2018.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2018, we did not recognize any realized gain or loss.

For the three months ended June 30, 2017, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a gain of $389,341 for the three months ended June 30, 2018 primarily in connection with gains of $377,970, $75,504 and $51,079 in PCC SBH Sub., Performance Alloys, LLC and Rockfish Seafood Grill, Inc. and Rockfish Holdings, LLC (collectively, “Rockfish”), respectively, which were partially offset by losses of $80,444 on Great Value Storage, LLC.

Net change in unrealized gain (loss) on investments totaled a gain of $128,650 for the three months ended June 30, 2017 primarily in connection with a gain of $230,748 on the common stock in Rockfish Seafood Grill, Inc. and a gain of $100,820 on the first lien loan to Rockfish Seafood Grill, Inc., offset by a loss of $157,587 on the Class BB preferred membership units in Spencer Enterprise Holdings, LLC.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

	Six Months Ended June 30, 2018 (unaudited)		Six Months Ended June 30, 2017 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$888,753	$0.007	$674,068	$0.006
Other income	24,672	0.000	23,853	0.000
Total investment income	913,425	0.007	697,921	0.006

Operating expenses
Management fees	220,991	0.002	212,391	0.002
Professional fees	379,659	0.003	237,742	0.003
Administration fees	204,000	0.002	168,610	0.001
Valuation fees	-	0.000	74,200	0.001
Compliance fees	-	0.000	72,375	0.001
Directors’ fees	90,750	0.001	-	-
Consulting fees	-	0.000	30,000	0.000
Insurance expense	54,039	0.000	50,823	0.000
Interest expense	15,355	0.000	49,647	0.000
Other general and administrative expenses	55,967	0.000	36,847	0.000
Total operating expenses	1,020,761	0.008	932,635	0.008

Net investment loss before tax	(107,336)	(0.001)	(234,714)	(0.002)
Income tax expense	15,361	0.000	18,114	0.000
Net investment loss after tax	$(122,697)	$(0.001)	$(252,828)	$(0.002)
Net change in unrealized gain (loss)	$284,759	$0.002	$(1,820,201)	$(0.015)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the six months ended June 30, 2018 and June 30, 2017, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $85,271 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Operating Expenses

Total operating expenses increased from $932,635 for the six months ended June 30, 2017 to $1,020,761 for the six months ended June 30, 2018. The increase is primarily due to an increase in professional fees, administration fees, directors’ fees and other general and administrative expenses for the six months ended June 30, 2018.

Total operating expenses per share remained unchanged at $0.008 per share for the six months ended June 30, 2017 to $0.008 per share for the six months ended June 30, 2018.

Net Investment Loss

Net investment loss (after tax) decreased from a loss of 252,828 for the six months ended June 30, 2017 to a loss of $122,697 for the six months ended June 30, 2018. This decrease is primarily due to an increase in interest income as well as a decrease in valuation fees, compliance fees and consulting fees for the six months ended June 30, 2018.

Net investment loss (after tax) per share decreased from a loss of $0.002 per share for the six months ended June 30, 2017 to a loss of $0.001 per share for six months ended June 30, 2018.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the six months ended June 30, 2018, we did not recognize any realized gain or loss.

For the six months ended June 30, 2017, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a gain of $284,759 for the six months ended June 30, 2018 primarily in connection with gains of $552,732, $422,035 and $542,372 on Performance Alloys, Inc., PCC SBH Sub, Inc. and Rockfish Seafood Grill, Inc., respectively, which were partially offset by losses of $617,635, $304,899 and $74,073 on Advantis Certified Staffing Solutions, Inc., Integrated Medical Partners, LLC and Great Value Storage, LLC.

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

As of June 30, 2018, we had $321,360 in cash, and our net assets totaled $41,569,601. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of June 30, 2018, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Related Party Transactions

Management Fees

Management fees under the House Hanover Investment Advisory Agreement for the three and six months ended June 30, 2018 were $104,163 and $220,991. As of June 30, 2018, management fees of $104,163 were payable to House Hanover.

Management fees under the PAG Investment Advisory Agreement for the three and six months ended June 30, 2017 were $105,336 and $212,391. As of June 30, 2018 and December 31, 2017, management fees of $19,282 and $94,282 were payable to Princeton Advisory Group.

Incentive Fees

The Company is not obligated pay Princeton Advisory Group or House Hanover an incentive fee.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management, our investment advisor and our auditors;

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm and the valuation committee.

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

Late Filings

As set forth in the Company’s Form 12b-25 filing on November 15, 2018 the Company has not timely made its Form 10-Q filing for the period ending September 30, 2018 due to its inability to do so without undue effort or expense.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of June 30, 2018, all of our debt investments in our portfolio bore interest at a fixed rate, except 1 debt investment which bore interest at a variable rate, representing approximately $1,000,000 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of June 30, 2018. The below table illustrates the effect such assumed rate changes would have on an annual basis.

US Prime Rate Increase (Decrease)	Increase (Decrease) on Net Investment Income (1)
3.00%	$60,000
2.00%	$40,000
1.00%	$20,000
(1.00)%	-
(2.00)%	-
(3.00)%	-

(1)	There is no decrease on Net Investment Income due to a payable rate on our 1 variable rate debt instrument of US Prime Rate plus 1%, with a rate floor on the US Prime Rate of 5.25%.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2018, there were no material legal proceedings against the Company or any of its officers or directors.

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

Dated: January 21, 2019	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: January 21, 2019	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)