Form 10-Q
period 2018-09-30
PRINCETON CAPITAL CORP
filed 2019-01-31
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of January 31, 2019 was 120,486,061.

PRINCETON CAPITAL CORPORATION

-i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2018 (unaudited)	December 31, 2017

ASSETS
Control investments at fair value (cost of $26,498,029 and $25,204,690, respectively)	$18,350,676	$17,273,360
Non-control/non-affiliate investments at fair value (cost of $27,731,920 and $27,652,557, respectively)	22,386,825	21,677,400
Investment in U.S. Treasury Bill (cost of $33,993,686 and $0, respectively)	33,994,220	-
Total investments at fair value (cost of $88,223,635 and $52,857,247, respectively)	74,731,721	38,950,760
Cash	715,689	2,084,262
Due from portfolio companies	330,326	275,829
Interest receivable	344,301	270,718
Taxes receivable	15,673	314,590
Prepaid expenses	28,799	52,221
Total assets	76,166,509	41,948,380

LIABILITIES
Accrued management fees	223,908	94,282
Due to affiliates	67,500	13,602
Accounts payable (Note 2)	624,083	239,021
Insurance loan payable	-	26,806
Short term payable for securities purchased	33,647,373	-
Interest payable	7,459	-
Tax expense payable	3,750	36,141
Deferred fee income	39,002	23,002
Accrued expenses and other liabilities	102,280	107,987
Total liabilities	34,715,355	540,841

Net assets	$41,451,154	$41,407,539

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at September 30, 2018 and December 31, 2017)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(745,622)	(637,266)
Distributions in excess of net investment income	(9,300,680)	(9,038,078)
Accumulated unrealized loss on investments	(13,491,914)	(13,906,487)
Total net assets	$41,451,154	$41,407,539
Net asset value per share	$0.344	$0.344

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$434,271	$347,149	$1,165,076	$1,009,732
Interest income from control investments	109,205	7,654	267,153	19,139
Other income from non-control/non-affiliate investments	10,872	14,188	34,000	19,009
Other income from affiliate investments	-	-	-	18,882
Other income from non-investment sources	665	1,669	2,209	1,819
Total investment income	555,013	370,660	1,468,438	1,068,581

OPERATING EXPENSES
Management fees	100,462	110,740	321,453	323,131
Professional fees (Note 2)	189,081	93,078	568,740	330,820
Administration fees	105,000	92,283	309,000	260,893
Valuation fees	178,610	-	178,610	74,200
Directors’ fees	38,625	52,125	129,375	124,500
Consulting fees	-	-	-	30,000
Insurance expense	33,716	34,209	87,755	85,032
Interest expense	24,840	12,477	40,195	62,124
Other general and administrative expenses	23,334	29,838	79,301	66,685
Total operating expenses	693,668	424,750	1,714,429	1,357,385

Net investment loss before tax	(138,655)	(54,090)	(245,991)	(288,804)
Income tax expense	1,250	7,684	16,611	25,798
Net investment loss after taxes	(139,905)	(61,774)	(262,602)	(314,602)

Net realized gain (loss) on:
Non-control/non-affiliate investments	(108,356)	-	(108,356)	-
Affiliate investments	-	589,111	-	589,111
Total net realized gain (loss)	(108,356)	589,111	(108,356)	589,111
Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	173,214	1,934,559	630,062	2,760,032
Affiliate investments	-	(589,110)	-	(1,079,929)
Control investments	(42,430)	(895,758)	(216,023)	(3,049,914)
U.S. Treasury Bills	(970)	-	534	(699)
Total net change in unrealized gain (loss) on investments	129,814	449,691	414,573	(1,370,510)
Total net realized gain (loss) and change in unrealized gain (loss) on investments	21,458	1,038,802	306,217	(781,399)
Net increase (decrease) in net assets resulting from operations	$(118,447)	$977,028	$43,615	$(1,096,001)

Net investment income (loss) per share
Basic	$(0.001)	$(0.001)	$(0.002)	$(0.003)
Diluted	$(0.001)	$(0.001)	$(0.002)	$(0.003)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.001)	$0.008	$0.000	$(0.009)
Diluted	$(0.001)	$0.008	$0.000	$(0.009)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Decrease in net assets resulting from operations:
Net investment loss	$(262,602)	$(314,602)
Net realized gain (loss) on investments	(108,356)	589,111
Net change in unrealized gain (loss) on investments	414,573	(1,370,510)
Net increase (decrease) in net assets resulting from operations	43,615	(1,096,001)

Total increase (decrease) in net assets	43,615	(1,096,001)
Net assets at beginning of period	41,407,539	43,985,319
Net assets at end of period	$41,451,154	$42,889,318

Capital share activity:
Common stock
Issuance of common stock	-	-
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$43,615	$(1,096,001)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(2,138,225)	(2,773,258)
Escrow payment on securities sold	(108,356)
U.S. Treasury Bills	(118,972,831)	(45,998,007)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	879,891	6,178,782
U.S. Treasury Bills	85,000,000	98,396,260
Net realized (gain) loss on investments	108,356	(589,111)
Net change in unrealized (gain) loss on investments	(414,573)	1,370,510
Increase in investments due to PIK	(136,595)	(33,717)
Amortization of fixed income premium or discounts	1,372	13,138
Changes in other assets and liabilities:
Due from portfolio companies	(54,497)	(93,879)
Interest receivable	(73,583)	(16,933)
Prepaid expenses	23,422	(72,494)
Note receivable	-	500,000
Deferred tax asset	314,590	4,926
Taxes receivable	(15,673)	-
Accrued management fees	129,626	(109,421)
Accounts payable	385,062	(180,102)
Due to affiliates	53,898	(29,302)
Interest payable	7,459	-
Tax expense payable	(32,391)	(13,788)
Deferred fee income	16,000	8,263
Accrued expenses and other liabilities	(5,707)	(175,719)
Net cash provided by (used in) operating activities	(34,989,140)	55,290,147

Cash flows from financing activities:
Insurance loan payable	(26,806)	52,717
Short term payable for securities purchased	33,647,373	(52,398,253)
Term loan – related party	-	(365,000)
Net cash provided by (used in) financing activities	33,620,567	(52,710,536)

Net increase (decrease) in cash and restricted cash	(1,368,573)	2,579,611
Cash and restricted cash at beginning of period	2,084,262	533,949
Cash and restricted cash at end of period	$715,689	$3,113,560

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$47,654	$57,637
Income tax paid	$49,002	$39,586

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2018 (Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5)	Staffing	$4,500,000	$4,500,000	$3,147,284	7.60%
Unsecured loan, 5%, due 12/31/2018		$813,225	813,225	769,047	1.86%
Unsecured loan, 5%, due 12/31/2018		$90,000	90,000	85,111	0.21%
Unsecured loan 8%, due 12/31/2018		$150,000	150,000	142,911	0.34%
Unsecured loan 8%, due 12/31/2018		$110,000	110,000	104,801	0.25%
Unsecured loan 10.75%, due 12/31/2018		$175,000	175,000	167,862	0.40%
Common Stock – Series A (5)		225,000	10,150	1,191	0.00%
Common Stock – Series B (5)		9,500,000	428,571	50,294	0.12%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	11,278	1,324	0.00%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	3,706	0.01%
Total			6,288,224	4,473,531	10.79%
Integrated Medical Partners, LLC	Milwaukee, WI
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019 (3) (8)	Medical Business Services	$1,120,261	1,120,261	1,098,115	2.65%
Preferred Membership, Class A units (5)		800	4,196,937	1,562,422	3.77%
Preferred Membership, Class B units (5)		760	29,586	7,559	0.02%
Common Units (5)		14,082	-	14	0.00%
Total			5,346,784	2,668,110	6.44%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5)		100	2,525,481	2,004,387	4.84%
Total			2,539,481	2,018,387	4.87%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	6,352,944	7,187,075	17.33%
Revolving Loan, 8% Cash, due 12/31/2018 (7)		$1,821,000	1,821,000	1,927,444	4.65%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5)		10.000%	414,960	7,613	0.02%
Membership Interest – Class A (5)		99.997%	3,734,636	68,516	0.17%
Total			12,323,540	9,190,648	22.17%
Total control investments			26,498,029	18,350,676	44.27%

Non-control/non-affiliate investments
ECM Energy Services, Inc.	Waynesburg, PA
Revolving Loan Participation, Second Lien, US Prime Rate + 1%, (5.25% floor) and 7.2% collateral management fee, overall floor of 12.0%, due 2/11/2019 (9)	Energy Services	$1,000,000	1,000,000	1,000,000	2.41%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,766,005	6,773,495	6,702,541	16.17%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 2/13/2020 (2), (3), (5)	Real Estate Development	$8,076,135	8,076,135	7,450,000	17.98%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2018 (Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 5/31/2020	Nickel Pipe,	$6,750,000	$6,750,000	$6,369,371	15.37%
Membership Interest – Class B (5)	Fittings & Flanges	25.97%	5,131,090	863,713	2.08%
Total			11,881,090	7,233,084	17.45%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			27,731,920	22,386,825	54.01%
Total Portfolio Investments			54,229,949	40,737,501	98.28%

United States Treasury
U. S. Treasury Bill 0.0%, 7/5/2018		34,000,000	33,993,686	33,994,220	82.01

Total Investments			$88,223,635	$74,731,721	180.29%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status as of September 30, 2018.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of September 30, 2018, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of September 30, 2018.
(6)	Represents an illiquid investment. At September 30, 2018, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. This revolving loan commitment was increased in January 2017 by $140,000. As of September 30, 2018, the commitment was fully funded.
(8)	Represents investment in Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC.
(9)	Represents a participation in a revolving loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc. This participation revolving loan commitment is $1,000,000 and as of September 30, 2018, the commitment was fully funded.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2018 (Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of September 30, 2018.

	September 30, 2018
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$40,736,301	98.28%
Canada	1,200	0.00
Total	$40,737,501	98.28%

	September 30, 2018
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$9,190,648	22.17%
Real Estate Development	7,450,000	17.98
Nickel Pipe, Fittings and Flanges	7,233,084	17.45
Storage Company Property Management	6,702,541	16.17
Staffing	4,473,531	10.79
Energy Services	3,018,387	7.28
Medical Business Services	2,668,110	6.44
Security	1,200	0.00
Total	$40,737,501	98.28%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2017

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5)	Staffing	$4,500,000	$4,500,000	$3,826,477	9.24%
Unsecured loan, 5%, due 10/31/2017		$89,225	89,225	76,839	0.19%
Unsecured loan, 5%, due 12/31/2017		$69,000	69,000	59,422	0.14%
Unsecured loan, 5%, due 12/31/2017		$125,000	125,000	107,648	0.26%
Unsecured loan, 5%, due 12/31/2017		$30,000	30,000	25,836	0.06%
Unsecured loan, 5%, due 12/31/2017		$105,000	105,000	90,425	0.22%
Unsecured loan, 5%, due 12/31/2017		$200,000	200,000	172,237	0.42%
Unsecured loan, 5%, due 12/31/2017		$150,000	150,000	129,178	0.31%
Unsecured loan, 5%, due 12/31/2017		$45,000	45,000	38,753	0.09%
Common Stock – Series A (5)		$225,000	10,150	3,713	0.01%
Common Stock – Series B (5)		$9,500,000	428,571	156,757	0.38%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	11,278	4,125	0.01%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5)		1	-	11,551	0.03%
Total			5,763,224	4,702,961	11.36%
Integrated Medical Partners, LLC	Milwaukee, WI
Unsecured Loan, 6.0% Cash, due 9/30/2019 (8)	Medical Business	$451,922	451,922	437,085	1.06%
Unsecured Loan, 6.0% Cash, due 5/20/2018 (8)	Services	$100,000	100,000	81,389	0.19%
Preferred Membership, Class A units (5)		800	4,196,937	1,844,856	4.46%
Preferred Membership, Class B units (5)		760	29,586	34,514	0.08%
Common Units (5)		14,082	-	307	0.00%
Total			4,778,445	2,398,151	5.79%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5)		100	2,525,481	1,570,755	3.79%
Total			2,539,481	1,584,755	3.82%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5)	Casual Dining	$6,352,944	6,352,944	6,637,883	16.03%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7)		$1,621,000	1,621,000	1,663,335	4.02%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5)		10.000%	414,960	257,647	0.62%
Membership Interest – Class A (5)		89.400%	3,734,636	28,628	0.07%
Total			12,123,540	8,587,493	20.74%
Total control investments			25,204,690	17,273,360	41.71%

Non-control/non-affiliate investments
ECM Energy Services, Inc.	Waynesburg, PA
Revolving Loan, US Prime Rate + 1%, (5.25% floor) and 7.2% collateral management fee, overall floor of 12.0%, due 2/11/2019 (9)	Energy Services	$1,000,000	1,000,000	1,000,000	2.42%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3)	Storage Company Property Management	$6,664,416	6,694,132	6,664,000	16.09%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of as of December 31, 2017 (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5)	Real Estate Development	$8,076,135	$8,076,135	$7,500,000	18.11%

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 5/31/2020	Nickel Pipe,	$6,750,000	6,750,000	6,339,459	15.31%
Membership Interest – Class B (5)	Fittings & Flanges	25.97%	5,131,090	172,741	0.42%
Total			11,881,090	6,512,200	15.73%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			27,652,557	21,677,400	52.35%
Total Portfolio Investments			52,857,247	38,950,760	94.06%

Total Investments			$52,857,247	$38,950,760	94.06%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status as of December 31, 2017.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2017, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2017.
(6)	Represents an illiquid investment. At December 31, 2017, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. This revolving loan commitment was increased in January 2017 by $140,000. As of December 31, 2017, the commitment was fully funded.
(8)	Represents investment in Dominion Medical Management, Inc., a wholly owned subsidiary of Integrated Medical Partners, LLC.
(9)	Represents a participation in a revolving loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc. This participation revolving loan commitment is $1,000,000 and as of December 31, 2017, the commitment was fully funded.

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

September 30, 2018 (Unaudited)

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

September 30, 2018 (Unaudited)

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

The reported amounts for the three and nine months ended September 30, 2018 may not be indicative of the results ultimately achieved for the year ended December 31, 2018 which will be presented in the Company’s annual report on form 10-K.

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2018, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC and Integrated Medical Partners, LLC as defined under the 1940 Act. As of December 31, 2017, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC and Integrated Medical Partners, LLC as defined under the 1940 Act.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

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

September 30, 2018 (Unaudited)

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

September 30, 2018 (Unaudited)

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

As of September 30, 2018 and December 31, 2017, there was no restricted cash.

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

September 30, 2018 (Unaudited)

Dividend income is recorded on the ex-dividend date.

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid.

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources for the three and nine months ended September 30, 2018 was $10,872 and $34,000, respectively. Income from such sources for the three and nine months ended September 30, 2017 was $14,188 and $37,891 respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources for the three and nine months ended September 30, 2018 was $665 and $2,209, respectively. Income from such sources for the three and nine months ended September 30, 2017 was $1,669 and $1,819, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and nine months ended September 30, 2018 PIK interest was $51,325 and $136,595, respectively. PIK interest for the three and nine months ended September 30, 2017 PIK interest was $33,717 and $99,555, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the three and nine months ended September 30, 2018 and 2017 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 8. Up until the agreements to settle in December 2017, it was undeterminable as to the ultimate responsibility for amounts invoiced to the Company by two law firms that provided services, as these invoices were for all of such law firm’s fees even though they represented multiple parties and the Company believed that some of these services rendered were provided solely or primarily for the benefit of other represented parties. For the three and nine months ended September 30, 2018 and 2017, the Company was not invoiced any legal fees by these two law firms related to this lawsuit. As of December 31, 2017, the Company reached an agreement with the two law firms and paid them $330,000 to settle all outstanding invoices. In addition, as of December 31, 2017, the Company reduced accounts payable by $1,060,039 as a result of the settlements. Other legal fees invoiced to the Company for the three and nine months ended September 30, 2018 and 2017, were incurred in the normal operating course of business and are included in professional fees on the Statement of Operations.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter.  For the three and nine months ended September 30, 2018 and 2017 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and nine months ended September 30, 2018 and 2017, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," to generally require equity investments be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily-determinable fair value, and change disclosure and presentation requirements regarding financial instruments and other comprehensive income, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10). The amendments in ASU 2018-03 make technical corrections to certain aspects of ASU 2016-01 on recognition of financial assets and financial liabilities. For public entities, the guidance in ASU 2016-01 and amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of ASU 2016-01 and ASU 2018-03 did not have a material impact on the Company's financial statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU provides accounting and disclosure guidance relating to the Tax Cuts and Jobs Act pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. The guidance allows a company to report provisional amounts when reasonable estimates are determinable for certain income tax effects relating to the Act. These provisional amounts may give rise to new current or deferred taxes based on certain provisions within the Act, as well as adjustments to existing current or deferred taxes that existed prior to the Act’s enactment date. Adoption of ASU 2018-05 did not have a material impact on the Company's financial statements.

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 on this update eliminate, add and modify certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

The SEC recently completed a project to streamline disclosure requirements in regulations S-X and S-K, as part of release 33-10532. The SEC adopted amendments to certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements and U.S. GAAP.  Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended September 30, 2018 and September 30, 2017 and the nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(118,447)	$977,028	$43,615	$(1,096,001)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.001)	$0.008	$0.000	$(0.009)
Diluted	$(0.001)	$0.008	$0.000	$(0.009)

(1) Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2018 and December 31, 2017, respectively:

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$15,817,060	$15,817,060
Second Lien Loans	-	-	19,064,770	19,064,770
Unsecured Loans	-	-	1,283,732	1,283,732
Equity	-	-	4,571,939	4,571,939
Total Portfolio Investments	-	-	40,737,501	40,737,501
U.S. Treasury Bill	33,994,220	-	-	33,994,220
Total Investments	$33,994,220	$-	$40,737,501	$74,731,721

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,965,218	$14,965,218
Second Lien Loans	-	-	18,665,936	18,665,936
Unsecured Loans	-	-	1,232,812	1,232,812
Equity	-	-	4,086,794	4,086,794
Total Portfolio Investments	-	-	38,950,760	38,950,760
Total Investments	$-	$-	$38,950,760	$38,950,760

During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2018 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Amortization	(22,227)	-	-	-	(22,227)
Purchases of investments	200,000	600,000	1,338,225	-	2,138,225
Sales of investments	-	-	(879,891)	-	(879,891)
Payment-in-kind interest	101,590	35,005	-	-	136,595
Change in unrealized gain (loss) on investments	572,479	(721,427)	77,842	485,145	414,039
Transfer due to restructuring	-	485,256	(485,256)	-	-
Fair value at end of period	$15,817,060	$19,064,770	$1,283,732	$4,571,939	$40,737,501
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2018	$572,479	$(721,427)	$(68,493)	$485,145	$267,704

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2017 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Amortization	(20,628)	-	-	-	(20,628)
Purchases of investments	267,000	1,000,000	1,385,147	450,001	3,102,148
Sales of investments	-	-	(282,922)	(5,895,860)	(6,178,782)
Payment-in-kind interest	33,717	-	-	-	33,717
Realized gain	-	-	-	589,111	589,111
Change in unrealized gain (loss) on investments	909,349	415,936	(146,335)	(5,360,696)	(4,181,746)
Transfer due to restructuring	(2,525,481)	-	-	2,525,481	-
Fair value at end of year	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2017	$123,865	$415,936	$(146,335)	$(4,280,765)	$(3,887,299)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$15,817,060	Discounted Cash Flow	Discount Rate	19.4%-29.6% (24.7%)
Total	15,817,060

Second Lien Loans	11,614,770	Discounted Cash Flow	Discount Rate	9.2%-25.4% (18.0%)
	7,450,000	Market Approach	Real Estate Appraisal Values	N/A
Total	19,064,770

Unsecured Loans	1,269,732	Discounted Cash Flow	Discount Rate	31.2%
	14,000	Market Approach	Real Estate Appraisal Values	N/A
Total	1,283,732

Equity	2,566,352	Discounted Cash Flow	Discount Rate	10.2%-15.3% (11.7%)
		Market Approach	Enterprise Value/Revenue Multiples	0.2x-1.1x (0.7x)
		Market Approach	Enterprise Value/EBITDA Multiples	7.4x-10.0x (8.6x)
		Market Approach	Enterprise Value/EBITDA Multiples	15.0x
		Black-Scholes Option Pricing Model	Volatility	24.3%-28.4% (24.7%)
			Discount for lack of marketability	5.0%-30.0% (13.4%)
	2,004,387	Market Approach	Real Estate Appraisal Values	N/A
Total	4,570,739
Total Level 3 Investments	$40,736,301

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of September 30, 2018.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

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

September 30, 2018 (Unaudited)

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

Advisory Services

Princeton Advisory Group is registered as an investment adviser under the 1940 Act, and from June 9, 2016 until December 31, 2017, served as the Company’s investment advisor pursuant to the PAG Investment Advisory Agreement in accordance with the 1940 Act. Princeton Advisory Group is owned by and an affiliate of Mr. Munish Sood, the Company’s former President, Director and Chief Executive Officer.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

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

Management fees under the PAG Investment Advisory Agreement for the three and nine months ended September 30, 2017 were $110,740 and $323,131. As of September 30, 2018 and December 31, 2017, management fees of $19,282 and $94,282 were payable to Princeton Advisory Group.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

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

September 30, 2018 (Unaudited)

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

Management fees under the Interim Investment Advisory Agreement and House Hanover Investment Advisory Agreement for the three and nine months ended September 30, 2018 were $100,462 and $321,453, respectively. As of September 30, 2018 and December 31, 2017, management fees of $204,626 and $0 were payable to House Hanover.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

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

September 30, 2018 (Unaudited)

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

Administration fees were $67,500 and fees to the Sub-Administrator were $37,500 for the three months ended September 30, 2018, as shown on the Statements of Operations under administration fees. Administration fees were $196,500 and fees to the Sub-Administrator were $112,500 for the nine months ended September 30, 2018, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2018, none of the portfolio companies had accepted our offer for such services.

Other Related Party Transactions

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, former CEO, President and Director of the Company, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016. As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to September 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017.

On June 28, 2017, Munish Sood made a non-interest bearing short term loan to Advantis Certified Staffing Solutions, Inc., one of the Company’s portfolio companies, in the amount of $89,225 for a short term working capital need. The loan was repaid without interest on July 5, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.345	$0.348
Net investment loss	(0.001)	(0.001)
Realized gain (loss)	(0.001)	0.005
Change in unrealized gain	0.001	0.004
Net asset value at end of period	$0.344	$0.356
Total return based on net asset value (2)	0.3%	2.3%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$41,451,154	$42,889,318
Average net assets	$41,568,327	$41,922,796
Annualized ratio of net operating expenses to average net assets (3)	6.7%	4.1%
Annualized ratio of net investment loss to average net assets(3)	(1.3)%	(0.6)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	5.5%	2.9%
Annualized ratio of net increase in net assets resulting from operations to average net assets(3)	(1.1)%	9.3%
Portfolio Turnover	0.51%	5.75%

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.344	$0.365
Net investment loss	(0.002)	(0.003)
Realized gain (loss)	(0.001)	0.005
Change in unrealized gain (loss)	0.003	(0.011)
Net asset value at end of period	$0.344	$0.356
Total return based on net asset value (2)	0.0%	(2.5)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$41,451,154	$42,889,318
Average net assets	$41,404,525	$42,560,454
Annualized ratio of net operating expenses to average net assets (3)	8.3%	4.3%
Annualized ratio of net investment loss to average net assets(3)	(1.3)%	(1.0)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.4%	3.1%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(3)	0.2%	(3.4)%
Portfolio Turnover	0.52%	0.01%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2018. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

September 30, 2018 (Unaudited)

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

The Company has determined that Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc. and PCC SBC Sub, Inc. three of its majority owned control investments were considered significant subsidiaries at the 20% level at September 30, 2018.

Additionally, Integrated Medical Partners, LLC, an unconsolidated portfolio company that was a control investment, but which was not majority-owned by the Company was also considered a significant subsidiary at the 20% level at September, 30, 2018.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc., Integrated Medical Partners, LLC, Inc., and PCC SBC Sub, Inc. (numbers in thousands):

Nine Months Ended September 30, 2018 (unaudited)	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	Advantis Certified Staffing Solutions, Inc.	PCC SBH Sub, Inc.
Balance Sheet
Current Assets	$462	$1,757	$3,524	$240
Noncurrent Assets	3,134	5,559	1,684	2,384
Current Liabilities	2,595	3,784	5,645	148
Noncurrent Liabilities	10,834	2,111	8,748	-

Nine Months Ended September 30, 2018 (unaudited)	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	Advantis Certified Staffing Solutions, Inc.	PCC SBH Sub, Inc.
Income Statement
Net Revenue	$15,344	$9,427	$14,382	$170
Gross Profit	10,700	2,511	3,599	170
Net Income (Loss)	(1,216)	(1,090)	(1,017)	34

NOTE 10 – SUBSEQUENT EVENTS

Portfolio Activity

●	On October 29, 2018, the Company issued a Notice of Default on its loan to Great Value Storage for non-payment of interest due on September 30, 2018.

●	On November 15, 2018, the Company received payment in full in the amount of $1,000,000 on its participation in the loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2017 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2018.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at September 30, 2018	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2017	Purchases(2)	Sales	Change in Unrealized Gains/Losses	Fair Value at September 30, 2018
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021(1)	$4,500,000	$-	$3,826,477	$-	$-	$(679,193)	$3,147,284
Unsecured loan 5%, due 10/31/2017	$-	-	76,839	-	(89,224)	12,385	-
Unsecured loan 5%, due 12/31/2017	$-	-	59,422	-	(69,000)	9,578	-
Unsecured loan 5%, due 12/31/2017	$-	-	107,648	-	(125,000)	17,352	-
Unsecured loan 5%, due 12/31/2017	$-	-	25,836	-	(30,000)	4,164	-
Unsecured loan 5%, due 12/31/2017	$-	-	90,425	-	(105,000)	14,575	-
Unsecured loan 5%, due 12/31/2017	$-	-	172,237	-	(200,000)	27,763	-
Unsecured loan 5%, due 12/31/2017	$-	-	129,178	-	(150,000)	20,822	-
Unsecured loan 5%, due 12/31/2017	$-	-	38,753	-	(45,000)	6,247	-
Unsecured loan, 5%, due 12/31/2018	$813,225	30,301	-	813,225	-	(44,178)	769,047
Unsecured loan, 5%, due 12/31/2018	$90,000	3,058	-	90,000	-	(4,889)	85,111
Unsecured loan, 8%, due 12/31/2018	$150,000	7,101	-	150,000	-	(7,089)	142,911
Unsecured loan, 8%, due 12/31/2018	$110,000	3,833	-	110,000	-	(5,199)	104,801
Unsecured loan, 10.75%, due 12/31/2018	$175,000	6,082	-	175,000	-	(7,138)	167,862
Common Stock – Series A(1)	225,000	-	3,713	-	-	(2,522)	1,191
Common Stock – Series B(1)	9,500,000	-	156,757	-	-	(106,463)	50,294
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(1)	1	-	4,125	-	-	(2,801)	1,324
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(1)	1	-	11,551	-	-	(7,845)	3,706
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018(1)	$6,352,944	-	6,637,883	-	-	549,192	7,187,075
Revolving Loan, 8% Cash, due 12/31/2018	$1,821,000	103,918	1,663,335	200,000	-	64,109	1,927,444
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018(1)	10.000%	-	257,647	-	-	(250,034)	7,613
Membership Interest – Class A(1)	99.997%	-	28,628	-	-	39,888	68,516
Integrated Medical Partners, LLC
Unsecured Loan, 6.0% Cash, due 9/30/2019	$-	6,017	437,085	-	-	(437,085)	-
Unsecured Loan, 6.0% Cash, due 5/20/2018	$-	860	81,389	-	(66,667)	(14,722)	-

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at September 30, 2018	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2017	Purchases(2)	Sales	Change in Unrealized Gains/Losses	Fair Value at September 30, 2018
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019	$1,120,261	104,709	-	635,005	-	463,110	1,098,115
Preferred Membership – Class A units(1)	800	-	1,844,856	-	-	(282,434)	1,562,422
Preferred Membership – Class B units(1)	760	-	34,514	-	-	(26,955)	7,559
Common Units(1)	14,082	-	307	-	-	(293)	14
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 2/15/2018(1)	$14,000	1,274	14,000	-	-	-	14,000
Common Stock(1)	100	-	1,570,755	-	-	433,632	2,004,387
Total Control Investments		$267,153	$17,273,360	$2,173,230	$(879,891)	$(216,023)	$18,350,676

(1) Non-income producing security.

(2) Includes PIK interest and common stock issued in exchange for investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2016 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2017.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at September 30, 2017	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2016	Purchases(2)	Sales	Transfers from Restructuring	Change in Unrealized Gains/Losses	Fair Value at September 30, 2017
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan	$4,500,000	$-	$-	$-	$-	$4,500,000	$(617,547)	$3,882,453
Unsecured Loan	$618,225	3,858	-	618,225	-	-	-	618,225
Common Stock – Series A	225,000	-	-	10,150	-	-	(3,871)	6,279
Common Stock – Series B	9,500,000	-	-	428,571	-	-	(163,454)	265,117
Warrants	2	-	-	11,278	-	16,510	(1,276)	26,512
Rockfish Seafood Grill, Inc.
First Lien Loan (1)	$6,352,944	-	6,549,261	-	-	-	302,534	6,851,795
Revolving Loan (1)	$1,621,000	-	1,481,000	140,000	-	-	-	1,621,000
Rockfish Holdings, LLC
Warrant (1)	10%	-	102,826	-	-	-	845,307	948,133
Membership Interest (1)	99.997%	-	925,407	-	-	-	(820,056)	105,351
Integrated Medical Partners, LLC
Unsecured Loan (1)	$451,922	13,988	276,922	451,922	(276,922)	-	-	451,922
Preferred Membership – Class A (1)	800	-	3,337,779	-	-	-	(1,505,518)	1,832,261
Preferred Membership – Class B (1)	760	-	365,884	-	-	-	(284,217)	81,667
Common Stock (1)	14,082	-	20,059	-	-	-	(16,335)	3,724
PCC SBH Sub, Inc.
Common Stock	100	-	-	-	-	2,525,481	(785,481)	1,740,000
Unsecured Loan (1)	$14,000	1,293	-	20,000	(6,000)	-	-	14,000
Total Control Investments		$19,139	$13,059,138	$1,680,146	$(282,922)	$7,041,991	$(3,049,914)	$18,448,439

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	-	$-	$2,705,363	$-	$(2,071,043)	$-	$(634,320)	$-
Preferred Membership, Class BB units (1)	-	-	3,681,316	-	(3,824,818)	-	143,501	-
Total Affiliate Investments		$-	$6,386,679	$-	$(5,895,861)	$-	$(490,819)	$-

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

At September 30, 2018, the Company had investments in 9 portfolio companies, and a U.S. Treasury Bill. The total cost and fair value of the total investments were approximately $88.2 million and $74.7 million, respectively. The composition of our investments by asset class as of September 30, 2018 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$14,947,439	$15,817,060	21.2%
Second Lien Loans	21,446,396	19,064,770	25.5
Unsecured Loans	1,352,225	1,283,732	1.7
Equity	16,483,889	4,571,939	6.1
Total Portfolio Investments	54,229,949	40,737,501	54.5
U.S. Treasury Bill	33,993,686	33,994,220	45.5
Total Investments	$88,223,635	$74,731,721	100.00%

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

At September 30, 2018, our weighted average yield based upon cost of our portfolio investments was approximately 8.92% of which approximately 7.97% is current cash interest, all bearing a fixed rate of interest. At December 31, 2017, our weighted average yield based upon cost of our portfolio investments was approximately 9.87% of which approximately 8.93% is current cash interest, all bearing a fixed rate of interest.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the nine months ended September 30, 2018 are as follows:

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

Asset Quality

In addition to various risk management and monitoring tools, House Hanover uses an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018			As of December 31, 2017
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	15,184,027	20.30%	5	14,535,933	37.3%	5
3	—	—	—	—	—	—
4	20,981,535	28.06%	3	20,328,033	52.2%	3
5	—	—	—	—	—	—
	$36,165,562	48.36%	8	$34,863,966	89.5%	8

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2018 we had 3 loans on non-accrual status and as of December 31, 2017, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover (and to Princeton Advisory Group for the period prior to January 1, 2018) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

	Three Months Ended September 30, 2018 (unaudited)		Three Months Ended September 30, 2017 (unaudited)
	Total	Per Share(1)	Total	Per Share(1)

Investment income
Interest income (2)	$543,476	$0.005	$354,803	$0.003
Other income	11,537	0.000	15,857	0.000
Total investment income	555,013	0.005	370,660	0.003

Operating expenses
Management fees	100,462	0.001	110,740	0.001
Professional fees	189,081	0.002	93,078	0.001
Valuation fees	178,610	0.002	-	0.000
Administration fees	105,000	0.001	92,283	0.001
Directors’ fees	38,625	0.000	52,125	0.000
Insurance expense	33,716	0.000	34,209	0.000
Interest expense	24,840	0.000	12,477	0.000
Other general and administrative expenses	23,334	0.000	29,838	0.000
Total operating expenses	693,668	0.006	424,750	0.003

Net investment loss before tax	(138,655)	(0.001)	(54,090)	(0.000)
Income tax expense	1,250	0.000	7,684	0.000
Net investment loss after tax	$(139,905)	$(0.001)	$(61,774)	$(0.001)
Net realized gain (loss)	$(108,356)	(0.001)	$589,111	$0.005
Net change in unrealized gain	$129,814	$0.001	$449,691	$0.004

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended September 30, 2018 and September 30, 2017, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $51,325 and $33,717 for the three months ended September 30, 2018 and 2017, respectively.

Operating Expenses

Total operating expenses increased from $424,750 for the three months ended September 30, 2017 to $693,668 for the three months ended September 30, 2018. The increase is primarily due to an increase in professional fees, valuation fees, administration fees and interest expense for the three months ended September 30, 2018.

Total operating expenses per share increased from $0.003 per share for the three months ended September 30, 2017 to $0.006 per share for the three months ended September 30, 2018.

Net Investment Loss

Net investment loss (after tax) increased from a loss of $61,774 for the three months ended September 30, 2017 to a loss of $139,905 for the three months ended September 30, 2018. This increase in a loss was primarily due to an increase in professional fees, valuation fees, administration fees and interest expense for the three months ended September 30, 2018.

Net investment loss (after tax) per share remained unchanged at $0.001 per share for the three months ended September 30, 2017 from $0.001 per share for the three months ended September 30, 2018.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2018, we recognized $108,356 of realized loss in connection with a post-sale contribution to Spencer Enterprises Holdings, LLC for a working capital adjustment.

For the three months ended September 30, 2017, we recognized $589,111 of realized gain in connection with the sale of the preferred stock in Spencer Enterprises Holdings, LLC.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain on investments totaled a gain of $129,814 for the three months ended September 30, 2018 primarily in connection with gains of $168,152, $81,751 and $33,251 in Performance Alloys, LLC, Rockfish Seafood Grill, Inc., and Great Value Storage, LLC, respectively, which were partially offset by losses of $136,796 and $28,189 on Advantis Certified Staffing Solutions, Inc. and Lone Star Brewery Development, Inc., respectively.

Net change in unrealized gain on investments totaled a gain of $449,691 for the three months ended September 30, 2017 primarily in connection with a gain of $2,410,002 in Lone Star Brewery Development, Inc., which was partially offset by losses of $786,148, $589,110, $455,943 and $106,846 on Advantis Certified Staffing Solutions, Inc., Spencer Enterprises Holdings, LLC, Performance Alloys, LLC and Rockfish Seafood Grill, Inc., respectively.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

	Nine Months Ended September 30, 2018 (unaudited)		Nine Months Ended September 30, 2017 (unaudited)
	Total	Per Share(1)	Total	Per Share(1)

Investment income
Interest income (2)	$1,432,229	$0.012	$1,028,871	$0.009
Other income	36,209	0.000	39,710	0.000
Total investment income	1,468,438	0.012	1,068,581	0.009

Operating expenses
Management fees	321,453	0.003	323,131	0.002
Professional fees	568,740	0.004	330,820	0.002
Administration fees	309,000	0.003	260,893	0.002
Valuation fees	178,610	0.001	74,200	0.001
Compliance fees	-	0.000	-	-
Directors’ fees	129,375	0.001	124,500	0.001
Consulting fees	-	0.000	30,000	0.000
Insurance expense	87,755	0.001	85,032	0.001
Interest expense	40,195	0.000	62,124	0.001
Other general and administrative expenses	79,301	0.001	66,685	0.001
Total operating expenses	1,714,429	0.014	1,357,385	0.011

Net investment loss before tax	(245,991)	(0.002)	(288,804)	(0.002)
Income tax expense	16,611	0.000	25,798	0.000
Net investment loss after tax	$(262,602)	$(0.002)	$(314,602)	$(0.003)
Net realized gain (loss)	$(108,356)	(0.001)	589,111	0.005
Net change in unrealized gain (loss)	$414,573	$0.003	$(1,370,510)	$(0.011)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the nine months ended September 30, 2018 and September 30, 2017, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $136,595 and $99,555 for the nine months ended September 30, 2018 and 2017, respectively.

Operating Expenses

Total operating expenses increased from $1,357,385 for the nine months ended September 30, 2017 to $1,714,429 for the nine months ended September 30, 2018. The increase is primarily due to an increase in professional fees, administration fees, valuation fees and other general and administrative expenses for the nine months ended September 30, 2018.

Total operating expenses per share increased from $0.011 per share for the nine months ended September 30, 2017 to $0.014 per share for the nine months ended September 30, 2018.

Net Investment Loss

Net investment loss (after tax) decreased from a loss of $314,602 for the nine months ended September 30, 2017 to a loss of $262,602 for the nine months ended September 30, 2018. This decrease is primarily due to an increase in interest income as well as a decrease in consulting fees and interest expense for the nine months ended September 30, 2018.

Net investment loss (after tax) per share decreased from a loss of $0.003 per share for the nine months ended September 30, 2017 to a loss of $0.002 per share for nine months ended September 30, 2018.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the nine months ended September 30, 2018, we recognized $108,356 of realized loss in connection with a post-sale contribution to Spencer Enterprises Holdings, LLC for a working capital adjustment.

For the nine months ended September 30, 2017, we recognized $589,111 of realized gain in connection with the sale of the preferred stock in Spencer Enterprises Holdings, LLC.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a gain of $414,573 for the nine months ended September 30, 2018 primarily in connection with gains of $720,884, $433,632 and $403,155 on Performance Alloys, Inc., PCC SBH Sub, Inc. and Rockfish Seafood Grill, Inc., respectively, which were partially offset by losses of $754,430, $309,682, $50,000 and $40,822 on Advantis Certified Staffing Solutions, Inc., Integrated Medical Partners, LLC, Lone Star Brewery Development, Inc. and Great Value Storage, LLC, respectively.

Net change in unrealized gain (loss) on investments totaled a loss of $1,370,510 for the nine months ended September 30, 2017 primarily in connection with a loss of $1,505,518 on Class A preferred membership units in Integrated Medical Partners, LLC.

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

As of September 30, 2018, we had $715,689 in cash, and our net assets totaled $41,451,154. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of September 30, 2018, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Related Party Transactions

Management Fees

Management fees under the Interim Investment Advisory Agreement and House Hanover Investment Advisory Agreement for the three and nine months ended September 30, 2018 were $100,462 and $321,453, respectively. As of September 30, 2018 and December 31, 2017, management fees of $204,626 and $0 were payable to House Hanover.

Management fees under the PAG Investment Advisory Agreement for the three and nine months ended September 30, 2017 were $110,740 and $323,131. As of September 30, 2018 and December 31, 2017, management fees of $19,282 and $94,282 were payable to Princeton Advisory Group.

Incentive Fees

The Company is not obligated to pay Princeton Advisory Group or House Hanover an incentive fee.

Other Related Party Transactions

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, former CEO, President and Director of the Company, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan will bear interest at a rate of 10.0% per annum and matures on December 12, 2016. As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to attempt to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to September 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full including interest on July 17, 2017.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of September 30, 2018, all of our debt investments in our portfolio bore interest at a fixed rate, except 1 debt investment which bore interest at a variable rate, representing approximately $1,000,000 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of September 30, 2018. The below table illustrates the effect such assumed rate changes would have on an annual basis.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2018, there were no material legal proceedings against the Company or any of its officers or directors.

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

Dated: January 31, 2019	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: January 31, 2019	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)