Form 10-K
period 2018-12-31
PRINCETON CAPITAL CORP
filed 2019-04-16
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $950,329 based on the closing price of $0.199 on the over-the-counter pink sheet market (OTC Pink Sheets) on June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of April 16, 2019, there were 120,486,061 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

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

On January 18, 2016, the Board of Directors of the Company (the “Board”) conditionally approved the investment advisory agreement with Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group” or the “Former Investment Advisor”) (the “PAG Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. At the 2016 Annual Meeting of Stockholders held on June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement, effective June 9, 2016. On June 27, 2017, the Board approved an annual renewal of the PAG Investment Advisory Agreement in accordance with the terms of the Investment Company Act of 1940 (the “1940 Act”) and the PAG Investment Advisory Agreement. From June 9, 2016 until its termination as of December 31, 2017, Princeton Advisory Group acted as the Company’s investment advisor pursuant to the terms of the PAG Investment Advisory Agreement (although, as stated herein, Princeton Advisory Group was originally notified of the Company’s intent to terminate the Investment Advisory Agreement on September 27, 2017, as further described herein).

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

The following discussion describes the Company as of December 31, 2018 as it relates to the financial statements covered by this Annual Report on Form 10-K and as of the latest practicable date for other information about the Company.

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

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2018 and 2017 taxable years.

Our principal executive office is located at 800 Turnpike Street, Suite 300, North Andover, Massachusetts 01845, and our telephone number is (978) 794-3366. We maintain a website on the Internet at www.princetoncapitalcorp.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

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

Competition

Our primary competitors in providing financing to small and lower middle-market companies include public and private funds, other BDC’s, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify as a regulated investment company or “RIC”. We did not meet the qualifications of a RIC for the 2017 or 2018 tax years.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by House Hanover. We have a chief executive officer and president, chief financial officer and chief compliance officer. To the extent necessary, our board of directors may hire additional personnel going forward. Our officers are employees or consultants of our investment advisor and our allocable portion of the cost of our chief executive officer and president, chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the House Hanover Investment Advisory Agreement.

Management Agreements

Effective as of January 1, 2018, House Hanover serves as our investment advisor and is registered as an investment advisor under the 1940 Act. Prior to January 1, 2018, Princeton Advisory Group served as our investment advisor.

Summary of House Hanover Investment Advisory Agreement

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

Subject to supervision by the Company’s Board, House Hanover oversees the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the House Hanover Investment Advisory Agreement, House Hanover, among other things: (i) determines the composition and allocation of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the Company’s investments; (iv) determines the securities and other assets that the Company shall purchase, retain, or sell; (v) performs due diligence on prospective portfolio companies; (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds; and (vii) if directed by the Board, assists in the execution and closing of the sale of the Company’s assets or a sale of the equity of the Company in one or more transactions. House Hanover’s services under the House Hanover Investment Advisory Agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to the Company are not impaired. At the request of the Company, House Hanover, upon any transition of the Company’s investment advisory relationship to another investment advisor or upon any internalization, shall provide reasonable transition assistance to the Company and any successor investment advisor.

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

Payment of Expenses

House Hanover bears all compensation expense (including health insurance, pension benefits, payroll taxes and other compensation related matters) of its employees and consultants and bear the costs of any salaries or directors’ fees of any officers or directors of the Company who are affiliated persons (as defined in the 1940 Act) of House Hanover. However, House Hanover, subject to approval by the Board of the Company, is entitled to reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company. During the term of the House Hanover Investment Advisory Agreement, House Hanover will also bear all of its costs and expenses for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of its obligations under the House Hanover Investment Advisory Agreement.

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

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act and intend, as soon as we become eligible, to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986 (the “Code”.) The 1940 Act contains prohibitions and restrictions relating to transactions between BDC’s and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

House Hanover and the Company will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

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

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from House Hanover may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for most portfolio investments will be prepared quarterly by an independent valuation firm, the ultimate determination of fair value will be made by our board of directors, including our interested directors, and not by such third-party valuation firm. In addition, Mr. Mark DiSalvo, an interested member of our board of directors, has a direct pecuniary interest in House Hanover. The participation of House Hanover’s investment professionals in our valuation process, and the pecuniary interest in House Hanover by a member of our board of directors, could result in a conflict of interest as House Hanover’s management fee is based, in part, on the value of our gross assets.

The time and resources that House Hanover devote to us may be diverted, and we may face additional competition due to the fact that House Hanover and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

House Hanover and some of its affiliates, including our officers and our non-independent directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, House Hanover could seek to raise capital for a private credit fund that will have an investment strategy that is identical to our investment strategy. House Hanover and we may seek exemptive relief from the SEC that would establish a co-investment program with investment funds, accounts and investment vehicles managed by House Hanover; however, there can be no assurance if and when the SEC would grant such relief. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

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

To date since the Reincorporation, we have not made any distributions. We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this filing. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC, and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

We may default under any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to maintain our qualification as a BDC or be precluded from investing according to our current business strategy.

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

Our common stock is currently traded on the Over the Counter Bulletin Board under the symbol “PIAC” where we expect it to remain in the foreseeable future. We do not believe that we will become eligible for the OTCQB Market in the foreseeable future because of our inability to meet the required public float restrictions of the OTCQB Market. Broker-dealers often decline to trade in OTC Pink Sheet stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our board of directors. However, these provisions may deprive a stockholder of the opportunity to sell such stockholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our board of directors has considered both the positive and negative effects of the foregoing provisions determined that they are in the best interests of our stockholders.

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

Our share ownership is concentrated.

As of April 1, 2019 the Partnerships beneficially own approximately 95% of our outstanding common stock. As a result, the Partnerships will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of the Partnerships may not always coincide with the interests of our other stockholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The Company does not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 800 Turnpike Street, Suite 300, North Andover, Massachusetts 01845. Our headquarters are provided to us by House Hanover, our investment adviser since January 1, 2018. We believe that our office facilities are suitable and adequate for our business as we contemplate conducting it.

Item 3. LEGAL PROCEEDINGS

As of December 31, 2018, there were no material legal proceedings against the Company or any of its officers or directors.

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

Quarter Ending	Quarterly High	Quarterly Low

December 31, 2018	$0.20	$0.13
September 30, 2018	$0.30	$0.20
June 30, 2018	$0.20	$0.11
March 31, 2018	$0.11	$0.10

December 31, 2017	$0.30	$0.10
September 30, 2017	$0.32	$0.26
June 30, 2017	$0.25	$0.15
March 31, 2017	$0.30	$0.30

December 31, 2016	$0.21	$0.21
September 30, 2016	$0.73	$0.10
June 30, 2016	$0.35	$0.06
March 31, 2016	$0.31	$0.02

Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company’s common stock will be sustained or grow in the future.

Holders of record

As of March 19, 2019, there were 36 shareholders of our common stock.

The number of record holders reflects shares held by a broker as one record holder. The underlying shares may be held by one or more beneficial owners.

The Company feels the actual number of common stock holders may be significantly higher as 1,599,722 shares of common stock are held in street name which reflected approximately 1.33% of the outstanding shares of common stock as of March 19, 2019, according to our transfer agent.

Dividends

Our dividends, if any, are determined by our board of directors. To date since the Reincorporation, no dividends have been declared or distributed to stockholders. The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2017 and 2018 taxable years. We will not qualify for the 2018 tax year to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

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

For each of the fiscal years ended December 31, 2018 and 2017, the Company did not declare any cash dividends on the Company’s common stock.

Sale of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2018.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the past five fiscal years. The graph assumes that, on December 31, 2013, a person invested $100 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. Our Company is quoted on the over-the-counter bulletin board through Pink Sheets and are thus not traded on a public exchange.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During the year ended December 31, 2018, there were no purchases made by or on behalf of the issuer of shares of equity securities.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan (“1995 Stock Plan”) on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. As of December 31, 2018, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled. The 1995 Stock Plan was a plan of Regal One.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Financial Position as of December 31:

	2018	2017	2016	2015	2014
Total assets	$41,970,679	$41,948,380	$99,819,764	$50,018,474	$493,272
Total liabilities	415,728	540,841	55,834,445	1,792,911	31,250
Net assets	$41,554,951	$41,407,539	$43,985,319	$48,225,563	$462,022
Net asset value per outstanding share	0.345	0.344	0.365	0.400	0.127
Common shares outstanding	120,486,061	120,486,061	120,486,061	120,486,061	3,633,067

Operating Data for the last five fiscal years ended December 31:

	2018	2017	2016	2015	2014
Total investment income	$3,276,525	$2,433,546	$2,286,334	$3,094,550	$-
Net expenses (including taxes)	2,236,962	1,417,992	2,784,429	4,320,992	261,966
Net investment income (loss)	$1,039,563	$1,015,554	$(498,095)	$(1,226,442)	$(261,966)

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

Corporate History

In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives on March 13, 2015, we (i) acquired approximately $11.2 million in cash, $43.5 million in equity and debt investments, and $1.9 million in restricted cash escrow deposits of Capital Point Partners, L.P. (“CPP”) and Capital Point Partners II, L.P. (“CPPII”) (together, the “Partnerships”), and (ii) issued approximately 115.5 million shares of our common stock based on a pre-valuation presumed fair value of $60.9 million and on a price of approximately $0.53 per share. We now seek to invest primarily in private small and lower middle market companies in various industries.

On an annual basis, we intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders. We did not meet the qualifications of a RIC for the 2017 or 2018 tax years and will be taxed as a corporation under Subchapter C of the Code.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, and corresponding equity investments.

At December 31, 2018, the Company had investments in 8 portfolio companies. The total cost and fair value of the total investments were approximately $53.3 million and $38.6 million, respectively. The composition of our investments by asset class as of December 31, 2018 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$14,974,530	$14,022,163	36.3%
Second Lien Loans	20,463,573	18,103,815	46.9
Unsecured Loans	1,352,225	1,102,463	2.9
Equity	16,483,889	5,355,494	13.9
Total Portfolio Investments	53,274,217	38,583,935	100.0
Total Investments	$53,274,217	$38,583,935	100.0%

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

At December 31, 2018, our weighted average yield based upon cost of our portfolio investments was approximately 9.72% of which approximately 8.73% is current cash interest. At December 31, 2017, our weighted average yield based upon cost of our portfolio investments was approximately 8.89% of which approximately 8.24% is current cash interest.

At December 31, 2018, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code. At December 31, 2017, we did not hold United States Treasury securities.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the year ended December 31, 2018 are as follows:

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

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of December 31, 2018 and December 31, 2017:

	As of December 31, 2018			As of December 31, 2017
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	7,709,928	19.98	3	14,535,933	37.3%	5
3	—	—	—	—	—	—
4	25,518,513	66.14	4	20,328,033	52.2%	3
5	—	—	—	—	—	—
	$33,228,441	86.12	7	$34,863,966	89.5%	8

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2018, we had 3 loans on non-accrual status and as of December 31, 2017, we had 3 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover (and to Princeton Advisory Group for the period prior to January 1, 2018) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Years Ended December 31, 2018, 2017, and 2016

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$1,933,907	$0.016	$1,414,838	$0.012	$1,489,207	$0.012
Dividend income	-	-	-	-	740,741	0.007
Other income	1,342,618	0.011	1,018,708	0.008	56,386	-
Total investment income	3,276,525	0.027	2,433,546	0.020	2,286,334	0.019

Operating expenses
Management fees	402,750	0.003	407,609	0.003	641,374	0.005
Administration fees	414,000	0.003	339,647	0.003	396,316	0.003
Professional fees	968,327	0.009	403,570	0.003	1,208,143	0.010
Directors’ fees	155,000	0.001	145,288	0.001	184,871	0.002
Insurance expense	120,683	0.001	158,557	0.001	113,698	0.001
Interest expense	46,568	-	62,960	0.001	83,200	0.001
Other general and administrative expenses	111,773	0.001	88,855	0.001	115,704	0.001
Total operating expenses	2,219,101	0.018	1,606,486	0.013	2,743,306	0.023
Management fee waiver (3)	-	-	(216,559)	(0.002)	-	-
Total net operating expenses	2,219,101	0.018	1,389,927	0.012	2,743,306	0.023

Net investment income (loss) before tax	1,057,424	0.009	1,043,619	0.009	(456,972)	(0.004)
Income tax expense	17,861	-	28,065	-	41,123	-
Net investment income (loss) after tax	1,039,563	0.009	1,015,554	0.008	(498,095)	(0.004)
Net change in unrealized loss	(783,795)	(0.007)	(4,182,445)	(0.035)	(2,280,862)	(0.019)
Net realized gain (loss)	(108,356)	(0.001)	589,111	0.005	(1,461,887)	(0.012)
Net increase decrease in net assets resulting from operations	147,412	0.001	(2,577,780)	(0.021)	(4,240,844)	(0.035)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061, 120,486,061 and 120,486,061 shares outstanding for the years ended December 31, 2018, 2017, and 2016, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $188,353, $133,444, and $507,029, for the years ended December 31, 2018, 2017, and 2016, respectively.
(3)	On October 18, 2017, as part of a settlement agreement, $216,559 of previously accrued management fees due to Princeton Investment Advisors were reversed. These are reflected as management fee waiver on the statement of operations.

Operating Expenses

Total net operating expenses increased from $1,389,927 for the year ended December 31, 2017 to $2,219,101 for the year ended December 31, 2018. The increase is primarily due to an increase in professional fees, administration fees, valuation fees and other general and administrative expenses for the year ended December 31, 2018.

Total net operating expenses per share increased from $0.012 per share for the year ended December 31, 2017 to $0.018 per share for the year ended December 31, 2018.

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

Net Investment Income (Loss)

Net investment income (after tax) increased from $1,015,554 for the year ended December 31, 2017 to $1,039,563 for the year ended December 31, 2018. This increase is primarily due to an increase in interest income as well as a increase in other income for the year ended December 31, 2018.

Net investment income (after tax) per share increased from $0.008 per share for the year ended December 31, 2017 to $0.009 per share for the year ended December 31, 2018.

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

For the year ended December 31, 2018, we recognized $108,356 of realized loss in connection with a post-sale contribution to Spencer Enterprises Holdings, LLC for a working capital adjustment.

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

Net change in unrealized gain (loss) on investments totaled a loss of $(783,795) for the year ended December 31, 2018 primarily in connection with losses of $1,681,611, $903,537, $833,071 on Advantis Certified Staffing Solutions, Inc., Great Value Storage, LLC and Integrated Medical Partners, LLC, respectively, partially offset by gains of $2,535,938, $450,000 and $354,967 on Performance Alloys, Inc., Lone Star Brewery Development, Inc. and PCC SBH Sub, Inc.

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

As of December 31, 2018, we had $2,575,620 in cash, and our net assets totaled $41,554,951. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of December 31, 2018, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution. The Company will not meet the requirements to qualify as a RIC for the 2017 or 2018 tax years.

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

Related Party Transactions

Management Fees

Management fees under the House Hanover Investment Advisory Agreement for the year ended December 31, 2018 were $402,750. As of December 31, 2018 and December 31, 2017, management fees of $81,296 and $0, respectively, were payable to House Hanover.

Management fees under the PAG Investment Advisory Agreement for the year ended December 31, 2017 were $407,609. As of December 31, 2018 and December 31, 2017, management fees of $19,282 and $94,282, respectively, were payable to Princeton Advisory Group. Management fees under the PAG Investment Advisory Agreement for the year ended December 31, 2016 were $275,569.

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

There were no incentive fees earned by Princeton Investment Advisors for the year ended December 31, 2016.

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

Recent Developments

Portfolio Activity

●	On February 28, 2019, the Company made a loan to Capital Foundry Funding, LLC and CF Energy Finance, LLC (together, “Capital Foundry”) in the amount of $1,000,000. The loan will bear an interest rate of Prime as published in the Wall Street Journal with a floor of 4.25% and has a collateral management fee of 0.68% per month. This loan is secured by a second-priority collateral assignement of all loan documents between Capital Foundry and its various borrowers. The Company has also obtained an unlimited guaranty from Captial foundry, LLC, along with personal guaranties form the principals of Capital Foundry that reduces as additional equity is put into their loan portfolio. The maturity date on the loan is April 21, 2020.

●	On March 1, 2019, the Company made a loan to Dominion Medical Mangement, Inc. (“Dominion”), a wholly owned subsidiary of Intergrated Medical Partners, LLC, in the amount of $586,128.02. This amount was consolidated in to the existing second lien loan outstanding from Dominion. Dominon has agreed to pay $35,000 per month plus an approximately $258,000 from expected federal tax refunds until the principal amount of this new loan is paid in full. The maturity date of the loan was also extended until March 31, 2020.

●	On March 8, 2019, the Company received a payment of $258,774 from Dominion related to their agreement to pay the Company that amount from expected federal tax refunds. Of this amount, $47,000 was applied to outstanding invoices from the Company to Dominion related to legal fee reimbursement with the remaining $211,744 applied to principal and interest on the outstanding second lien loan.

●	On March 19, 2019, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,921,000 for restaurant improvements and enhancements and to extend the maturity date to December 31, 2019.

●	On March 19, 2019, the Company entered into a letter agreement with regards to the promissory note with PCC SBH Sub, Inc. to extend the maturity date to December 31, 2019.

●	On March 20, 2019, the Company entered into a letter agreement with regards to all outstanding bridge loans to Advantis Certified Staffing Solutions, Inc. to extend their maturity dates to December 31, 2019.

●	On March 21, 2019, the Company funded $100,000 on the RSG Revolver, making it fully funded.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of December 31, 2018, all of our debt investments in our portfolio bore interest at a fixed rate. We had 1 debt investment which bore interest at a variable rate during the quarter, but was paid in full prior to the end of the quarter, representing approximately $1,000,000 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of December 31, 2018. The below table illustrates the effect such assumed rate changes would have on an annual basis.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Princeton Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Princeton Capital Corporation (the "Company"), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The financial highlights for the year ended December 31, 2014 were audited by another independent registered public accounting firm whose report, dated April 15, 2015, expressed an unqualified opinion on those financial highlights.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2018 and 2017, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2015.

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

April 16, 2019

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2018	December 31, 2017

ASSETS
Control investments at fair value (cost of $26,515,206 and $25,204,690, respectively)	$15,717,679	$17,273,360
Non-control/non-affiliate investments at fair value (cost of $26,759,011 and $27,652,557, respectively)	22,866,256	21,677,400
Total investments at fair value (cost of $53,274,217 and $52,857,247, respectively)	38,583,935	38,950,760
Cash	2,575,620	2,084,262
Due from portfolio companies	268,001	275,829
Interest receivable	503,898	270,718
Tax receivable	15,673	314,590
Prepaid expenses	23,552	52,221
Total assets	41,970,679	41,948,380

LIABILITIES
Accrued management fees	100,578	94,282
Accounts payable (Note 2)	209,367	239,021
Due to affiliates	67,500	13,602
Insurance loan payable	-	26,806
Tax expense payable	5,000	36,141
Deferred fee income	28,129	23,002
Accrued expenses and other liabilities	5,154	107,987
Total liabilities	415,728	540,841

Net assets	$41,554,951	$41,407,539

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at December 31, 2018 and December 31, 2017)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(745,622)	(637,266)
Distributions in excess of net investment income	(7,998,515)	(9,038,078)
Accumulated unrealized gain (loss) on investments	(14,690,282)	(13,906,487)
Total net assets	$41,554,951	$41,407,539
Net asset value per share	$0.345	$0.344

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017	2016
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$1,420,231	$1,245,786	$783,374
Interest income paid-in-kind from non-control/non-affiliate investments	136,172	133,444	318,619
Interest income from control investments	325,321	35,608	387,214
Interest income paid-in-kind from control investments	52,183	-	188,409
Dividend income from affiliate investments	-	-	740,741
Other income from non-control/non-affiliate investments	44,872	28,377	9,893
Other income from affiliate investments	-	18,882	46,304
Other income from non-investment sources (Note 2)	1,297,746	971,449	189
Total investment income	3,276,525	2,433,546	2,286,334

OPERATING EXPENSES
Gross management fees	402,750	407,609	641,374
Administration fees	414,000	339,647	396,316
Audit fees	232,006	105,000	245,813
Legal fees (Note 2)	499,961	172,600	674,840
Valuation fees	221,010	74,200	283,020
Other professional fees	15,350	51,770	4,470
Directors’ fees	155,000	145,288	184,871
Insurance expense	120,683	158,557	113,698
Interest expense	46,568	62,960	83,200
Other general and administrative expenses	111,773	88,855	115,704
Total operating expenses	2,219,101	1,606,486	2,743,306
Management fee waiver	-	(216,559)	-
Net operating expenses	2,219,101	1,389,927	2,743,306
Net investment income (loss) before tax	1,057,424	1,043,619	(456,972)
Income tax expense	17,861	28,065	41,123
Net investment income (loss) after taxes	1,039,563	1,015,554	(498,095)
Net realized gain (loss) on:
Non-control/non-affiliate investments	(108,356)	-	4,450,000
Control investments	-	-	(5,911,887)
Affiliate investments	-	589,111	-
Total net realized gain (loss)	(108,356)	589,111	(1,461,887)
Net change in unrealized gain (loss) on investments:
Non-control/non-affiliate investments	2,082,402	1,401,666	(4,676,785)
Control investments	(2,866,197)	(4,503,483)	1,322,944
Affiliate investments	-	(1,079,929)	1,072,280
US Treasury Bills and Cash	-	(699)	699
Net change in unrealized gain (loss) on investments	(783,795)	(4,182,445)	(2,280,862)
Net realized and unrealized loss on investments	(892,151)	(3,593,334)	(3,742,749)
Net increase (decrease) in net assets resulting from operations	$147,412	$(2,577,780)	$(4,240,844)

Net investment income (loss) per share
Basic	$0.009	$0.008	$(0.004)
Diluted	$0.009	$0.008	$(0.004)
Net increase (decrease) in net assets resulting from operations per share
Basic	$0.001	$(0.021)	$(0.035)
Diluted	$0.001	$(0.021)	$(0.035)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2018	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,039,563	$1,015,554	$(498,095)
Net realized gain (loss) on investments	(108,356)	589,111	(1,461,887)
Net change in unrealized loss on investments	(783,795)	(4,182,445)	(2,280,862)
Net increase (decrease) in net assets resulting from operations	147,412	(2,577,780)	(4,240,844)

Capital share transactions:
Unpaid dividend written off	-	-	600
Issued common stock	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	600

Total increase (decrease) in net assets	147,412	(2,577,780)	(4,240,244)
Net assets at beginning of year	41,407,539	43,985,319	48,225,563
Net assets at end of year	$41,554,951	$41,407,539	$43,985,319

Capital share activity:
Common stock
Common stock outstanding at the beginning of year	120,486,061	120,486,061	120,486,061
Common stock outstanding at the end of year	120,486,061	120,486,061	120,486,061

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$147,412	$(2,577,780)	$(4,240,844)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(2,138,225)	(3,002,421)	(710,000)
Escrow payment on securities sold	(108,356)	-	-
U.S. Treasury Bills	(118,972,831)	(45,998,007)	(192,398,344)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	1,879,891	6,178,782	550,000
U.S. Treasury Bills	119,000,000	98,396,260	140,000,000
Net change in unrealized (gain) loss on investments	783,795	4,182,445	2,280,862
Net realized (gain) loss on investments	108,356	(589,111)	1,461,887
Increase in investments due to PIK	(188,353)	(133,444)	(507,029)
Amortization of fixed income premium or discounts	2,548	20,628	16,252
Write-off of accrued legal fees	-	(968,256)	-
Changes in other assets and liabilities:
Due from portfolio companies	7,828	(102,870)	(88,541)
Due from affiliates	-	43,940	(11,592)
Interest receivable	(233,180)	(36,812)	(102,539)
Prepaid expenses	28,669	(42,619)	38,709
Note receivable	-	500,000	(500,000)
Deferred tax asset	-	4,926	(319,516)
Tax receivable	298,917	-	-
Accrued management fees	6,296	(441,501)	360,029
Accounts payable	(29,654)	(881,065)	692,745
Due to affiliates	53,898	(72,614)	74,267
Tax expense payable	(31,141)	(6,104)	42,245
Deferred fee income	5,127	(1,105)	24,107
Accrued expenses and other liabilities	(102,833)	(186,512)	85,488
Net cash provided by (used in) operating activities	518,164	54,286,760	(53,251,814)

Cash flows from financing activities:
Insurance loan payable	(26,806)	26,806	-
Short term payable for securities purchased	-	(52,398,253)	52,398,253
Term loan – related party	-	(365,000)	365,000
Net cash provided by (used in) financing activities	(26,806)	(52,736,447)	52,763,253

Net increase (decrease) in cash and restricted cash	491,358	1,550,313	(488,561)
Cash and restricted cash at beginning of year	2,084,262	533,949	1,022,510
Cash and restricted cash at end of year	$2,575,620	$2,084,262	$533,949

Supplemental disclosure of non-cash financing activities:
Dividends payable to stockholders	$-	$-	$(600)
Unpaid dividend written off	$-	$-	$600
Supplemental disclosure of cash flow financing activities:
Interest expense paid	$46,568	$75,044	$89,948
Income tax paid	$49,002	$34,169	$302,265

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2018

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5) (7)	Staffing	$4,500,000	$4,500,000	$2,457,887	5.91%
Unsecured loan, 5%, due 12/31/2018 (7)		$813,225	813,225	652,277	1.57%
Unsecured loan, 5%, due 12/31/2018 (7)		$90,000	90,000	72,188	0.17%
Unsecured loan 8%, due 12/31/2018 (7)		$150,000	150,000	124,115	0.30%
Unsecured loan 8%, due 12/31/2018 (7)		$110,000	110,000	91,017	0.22%
Unsecured loan 10.75%, due 12/31/2018 (7)		$175,000	175,000	148,866	0.36%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,288,224	3,546,350	8.53%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019 (3) (7)	Medical Business Services	$1,137,438	1,137,438	1,029,756	2.48%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	997,272	2.40%
Preferred Membership, Class B units (5) (7)		760	29,586	42,611	0.10%
Common Units (5) (7)		14,082	-	6,723	0.02%
Total			5,363,961	2,076,362	5.00%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018 (7)	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5) (7)		100	2,525,481	1,925,722	4.64%
Total			2,539,481	1,939,722	4.67%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5) (7)	Casual Dining	$6,352,944	6,352,944	6,689,793	16.09%
Revolving Loan, 8% Cash, due 12/31/2018 (7)		$1,821,000	1,821,000	1,465,452	3.53%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.000%	414,960	-	-%
Membership Interest – Class A(5) (7)		99.997%	3,734,636	-	-%
Total			12,323,540	8,155,245	19.62%
Total control investments			26,515,206	15,717,679	37.82%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3) (7)	Storage Company Property Management	$6,800,586	6,800,586	5,866,918	14.12%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 2/13/2020 (2), (3), (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,950,000	19.14%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2018 (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 9.0% cash, due 5/31/2020 (7)	Nickel Pipe,	$6,750,000	$6,750,000	$6,666,172	16.04%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	2,381,966	5.73%
Total			11,881,090	9,048,138	21.77%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			26,759,011	22,866,256	55.03%
Total Portfolio Investments			53,274,217	38,583,935	92.85%

Total Investments			$53,274,217	$38,583,935	92.85%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2018, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2018.
(6)	Represents an illiquid investment. At December 31, 2018, 100% of the total fair value of portfolio investments are illiquid.
(7)	Represents an investment valued using significant unobservable inputs.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2018 (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2018.

	December 31, 2018
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$38,582,735	92.85%
Canada	1,200	0.00
Total	$38,583,935	92.85%

	December 31, 2018
Industry	Investments at Fair Value	Percentage of Net Assets

Nickel Pipe, Fittings and Flanges	$9,048,138	21.77%
Casual Dining	8,155,245	19.62
Real Estate Development	7,950,000	19.14
Storage Company Property Management	5,866,918	14.12
Staffing	3,546,350	8.53
Medical Business Services	2,076,362	5.00
Energy Services	1,939,722	4.67
Security	1,200	-
Total	$38,583,935	92.85%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2017

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value(1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5) (8)	Staffing	$4,500,000	4,500,000	$3,826,477	9.24%
Unsecured loan, 5%, due 10/31/2017 (8)		$89,225	89,225	76,839	0.19%
Unsecured loan, 5%, due 12/31/2017 (8)		$69,000	69,000	59,422	0.14%
Unsecured loan, 5%, due 12/31/2017 (8)		$125,000	125,000	107,648	0.26%
Unsecured loan, 5%, due 12/31/2017 (8)		$30,000	30,000	25,836	0.06%
Unsecured loan, 5%, due 12/31/2017 (8)		$105,000	105,000	90,425	0.22%
Unsecured loan, 5%, due 12/31/2017 (8)		$200,000	200,000	172,237	0.42%
Unsecured loan, 5%, due 12/31/2017 (8)		$150,000	150,000	129,178	0.31%
Unsecured loan, 5%, due 12/31/2017 (8)		$45,000	45,000	38,753	0.09%
Common Stock – Series A (5) (8)		$225,000	10,150	3,713	0.01%
Common Stock – Series B (5) (8)		$9,500,000	428,571	156,757	0.38%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (8)		1	11,278	4,125	0.01%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (8)		1	-	11,551	0.03%
Total			5,763,224	4,702,961	11.36%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2), (3), (5) (8)	Casual Dining	$6,352,944	$6,352,944	6,637,883	16.03%
Revolving Loan, 8% Cash, due 6/29/2017 (2), (5), (7) (8)		$1,621,000	1,621,000	1,663,335	4.02%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (5) (8)		10.000%	414,960	257,647	0.62%
Membership Interest – Class A(5) (8)		89.400%	3,734,636	28,628	0.07%
Total			12,123,540	8,587,493	20.74%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018 (8)	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5) (8)		100	2,525,481	1,570,755	3.79%
Total			2,539,481	1,584,755	3.82%
Dominion Medical Management, Inc.	Milwaukee, WI
Unsecured Loan, 6.0% Cash, due 9/30/2019 (8)	Medical Business	$451,922	451,922	437,085	1.06%
Unsecured Loan, 6.0% Cash, due 5/20/2018 (8)	Services	100,000	100,000	81,389	0.19%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (8)		800	4,196,937	1,844,856	4.46%
Preferred Membership, Class B units (5) (8)		760	29,586	34,514	0.08%
Common Units (5) (8)		14,082	-	307	0.00%
Total			4,778,445	2,398,151	5.79%
Total control investments			25,204,690	17,273,360	41.71%

Non-control/non-affiliate investments
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 6.0% cash, due 5/31/2020 (8)	Nickel Pipe, Fittings & Flanges	$6,750,000	6,750,000	6,339,459	15.31%
Membership Interest – Class B (5) (8)		25.97%	5,131,090	172,741	0.42%
Total			11,881,090	6,512,200	15.73%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2017 (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value(1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 4/10/2018 (2), (3), (5) (8)	Real Estate Development	$8,076,135	$8,076,135	$7,500,000	18.11%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3) (8)	Storage Company Property Management	$6,664,416	6,694,132	6,664,000	16.09%
ECM Energy Services, Inc.	Waynesburg, PA
Revolving Loan, US Prime Rate + 1%, (5.25% floor) and 7.2% collateral management fee, overall floor of 12.0%, due 2/11/2019 (8) (9)	Energy Services	$1,000,000	1,000,000	1,000,000	2.42%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			27,652,557	21,677,400	52.35%
Total Portfolio Investments			52,857,247	38,950,760	94.06%

Total Investments			$52,857,247	$38,950,760	94.06%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2017, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2017.
(6)	Represents an illiquid investment. At December 31, 2017, 100% of the total fair value of portfolio investments are illiquid.
(7)	On June 29, 2015, the Company entered into a revolving loan commitment with Rockfish Seafood Grill, Inc. This revolving loan commitment was increased in January 2017 by $140,000. As of December 31, 2017, the commitment was fully funded.
(8)	Represents an investment valued using significant unobservable inputs.
(9)	Represents a participation in a revolving loan from Capital Foundry Funding, LLC to ECM Energy Services, Inc. This participation revolving loan commitment is $1,000,000 and as of December 31, 2017, the commitment was fully funded.

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

December 31, 2018

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013, with its principal office located in Princeton, New Jersey. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, our goal is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2016, 2017, and 2018 tax years and expects to be taxed as a corporation under Subchapter C of the Code for those years. We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

December 31, 2018

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

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect previously reported amounts of net income.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2018, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC and Integrated Medical Partners, LLC as defined under the 1940 Act. As of December 31, 2017, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC and Integrated Medical Partners, LLC as defined under the 1940 Act.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor (our investment advisor, as disclosed in various public filings, in Note 1, and elsewhere in this Form 10-K, changed on January 1, 2018 from Princeton Advisory Group to House Hanover);

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor (our investment advisor, as disclosed in various public filings, in Note 1, and elsewhere in this Form 10-K, changed on January 1, 2018 from Princeton Advisory Group to House Hanover), the independent valuation firm and the valuation committee.

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

December 31, 2018

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

December 31, 2018

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Cash and Restricted Cash

The Company deposits its cash and restricted cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insured limit; however, management does not believe it is exposed to any significant credit risk.

As of December 31, 2018 and December 31, 2017, there was no restricted cash.

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources for the years ended December 31, 2018, 2017 and 2016 was $44,872, $47,259 and $56,197 respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. However, for the year ended December 31, 2018, the Company entered into a confidential settlement agreement effective November 27, 2018 with a former vendor/provider of services in which the Company received $1,294,754 on December 4, 2018, which is included in Other income from non-investment sources. For the year ended December 31, 2017, $1,060,039 was booked as other income resulting from the reversal of previously accrued legal invoices related to the Settlement Agreement with the law firms described in “Note 2 – Significant Accounting Policies – Legal Fees” and is included in Other income from non-investment sources.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the years ended December 31, 2018, 2017 and 2016 PIK interest was $188,353, $33,717 and $473,818, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the years ended December 31, 2016, 2017 and 2018 and through the date of issuance of this report, no dividends have been paid out to stockholders.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

The Company incurred legal fees related to the lawsuit captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al. as disclosed in Note 9. Up until the agreements to settle in December 2017, it was undeterminable as to the ultimate responsibility for amounts invoiced to the Company by two law firms that provided services, as these invoices were for all of such law firm’s fees even though they represented multiple parties and the Company believed that some of these services rendered were provided solely or primarily for the benefit of other represented parties. For the years ended December 31, 2018 and 2017, the Company was not invoiced any legal fees by these two law firms related to this lawsuit. As of December 31, 2017, the Company reached an agreement with the two law firms and paid them $330,000 to settle all outstanding invoices. In addition, as of December 31, 2017, the Company reduced accounts payable by $1,060,039 as a result of the settlements. Other legal fees incurred in the normal operating course of business and legal fees incurred for claims against a former vendor/provider of services invoiced to the Company for the years ended December 31, 2017 and December 31, 2018, are included in professional fees on the Statements of Operations.

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2018, 2017 and 2016 taxable years. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not meet the qualifications of a RIC for the 2018, 2017 and 2016 tax years and will be taxed as a corporation under Subchapter C of the Code. The failure to qualify as a RIC, however, should not impact the 2018 tax year as the Company has net operating losses and capital losses from 2017 that it can carry forward to offset taxable income. The failure to qualify as a RIC also did not impact the 2017 tax year as the Company incurred tax losses. As a result of the losses incurred for the year ended December 31, 2017, the Company intends to carry forward the net operating losses to future periods in which the Company generates taxable income to reduce its tax liability.

The Company does not expect to meet the qualifications of a RIC for the 2019 tax year and is likely to be taxed as a corporation under Subchapter C of the Code. However, in the event that the Company does meet the qualifications of a RIC for the 2019 tax year, it may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC for the 2019 tax year due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the years ended December 31, 2018, 2017 and 2016 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the years ended December 31, 2018 and 2017, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2018, 2017, and 2016.

	For the Year Ended December 31,
	2018	2017	2016
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$147,412	$(2,577,780)	$(4,240,844)
Weighted average shares outstanding for year
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$0.001	$(0.021)	$(0.035)
Diluted	$0.001	$(0.021)	$(0.035)

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2018 and 2017, respectively:

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,022,163	$14,022,163
Second Lien Loans	-	-	18,103,815	18,103,815
Unsecured Loans	-	-	1,102,463	1,102,463
Equity	-	-	5,355,494	5,355,494
Total Portfolio Investments	-	-	38,583,935	38,583,935
Total Investments	$-	$-	$38,583,935	$38,583,935

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,965,218	$14,965,218
Second Lien Loans	-	-	18,665,936	18,665,936
Unsecured Loans	-	-	1,232,812	1,232,812
Equity	-	-	4,086,794	4,086,794
Total Portfolio Investments	-	-	38,950,760	38,950,760
Total Investments	$-	$-	$38,950,760	$38,950,760

During the years ended December 31, 2018 and 2017, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2018 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Amortization	(29,717)	-	-	-	(29,717)
Purchases of investments	200,000	600,000	1,338,225	-	2,138,225
Sales of investments	-	(1,000,000)	(879,891)	-	(1,879,891)
Payment-in-kind interest	136,172	52,181	-	-	188,353
Realized gain (loss)	-	-	-	-	-
Change in unrealized gain (loss) on investments	(1,249,510)	(699,558)	(103,427)	1,268,700	(783,795)
Transfer due to restructuring	-	485,256	(485,256)	-	-
Fair value at end of year	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2018	$(1,249,510)	$(699,559)	$(249,762)	$1,268,700	$(930,131)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Changes in Level 3 assets measured at fair value for the year ended December 31, 2017 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$16,301,261	$17,250,000	$276,922	$11,778,757	$45,606,940
Amortization	(20,628)	-	-	-	(20,628)
Purchases of investments	167,273	1,000,000	1,385,147	450,001	3,002,421
Sales of investments	-	-	(282,922)	(5,895,860)	(6,178,782)
Payment-in-kind interest	133,444	-	-	-	133,444
Realized gain (loss)	-	-	-	589,111	589,111
Change in unrealized gain (loss) on investments	909,349	415,936	(146,335)	(5,360,696)	(4,181,746)
Transfer due to restructuring	(2,525,481)	-	-	2,525,481	-
Fair value at end of year	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2017	$123,865	$415,936	$(146,335)	$(4,280,765)	$(3,887,299)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$14,022,163	Discounted Cash Flow	Discount Rate	35.6%-48.6%(44.3%)
Total	14,022,163

Second Lien Loans	7,950,000	Market Approach	Real Estate Appraisal Values	N/A
	10,153,815	Discounted Cash Flow	Discount Rate	10.6%-38.5%(19.6%)
Total	18,103,815

Unsecured Loans	1,088,463	Discounted Cash Flow	Discount Rate	31.6%
	14,000	Market Approach	Real Estate Appraisal Values	N/A
Total	1,102,463

Equity	3,428,572	Discounted Cash Flow	Discount Rate	10.1%-12.2%(10.7%)
		Market Approach	Enterprise Value/Revenue Multiples	0.7x
		Market Approach	Enterprise Value/EBITDA Multiples	6.2x-8.5x(7.4x)
		Black-Scholes Option	Volatility	21.9%-31.1%(24.7%)
		Pricing Model	Discount for Lack of Marketability	5.0%-20.0%(15.4%)
	1,925,722	Market Approach	Real Estate Appraisal Values	N/A
Total	5,354,294
Total Level 3 Investments	$38,582,735

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2018.

As of December 31, 2018, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

The Company considers all relevant information that can reasonably be obtained when determining the fair value of Level 3 investments. Due to any given portfolio company’s information rights, changes in capital structure, recent events, transactions, or liquidity events, the type and availability of unobservable inputs may change. Increases (decreases) in revenue multiples, earnings before interest and taxes (“EBIT”) multiples, time to expiration, and stock price/strike price would result in higher (lower) fair values all else equal. Decreases (increases) in discount rates, volatility, and annual risk rates, would result in higher (lower) fair values all else equal. The market approach utilizes market value (revenue and EBIT) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. In general, precedent transactions include recent rounds of financing, recent purchases made by the Company, and tender offers. Refer to “Note 2—Significant Accounting Policies” for more detail.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,664,000	Discounted Cash Flow	Discount Rate	11.80%-13.80%(12.80%)
	8,301,218	Discounted Cash Flow	Discount Rate	12.20%
		Market Approach	Enterprise Value/Revenue Multiple	0.6x-0.9x (0.75x)
		Market Approach	Real Estate Appraisal Values	N/A
Total	14,965,218

Second Lien Loans	7,500,000	Market Approach	Real Estate Appraisal Values	N/A
	1,000,000	Discounted Cash Flow	Discount Rate	11.80%
	3,826,477	Discounted Cash Flow	Discount Rate	14.90%
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.2x
	6,339,459	Discounted Cash Flow	Discount Rate	10.10%
		Market Approach	Enterprise Value/Revenue Multiple	8.5x
Total	18,665,936

Unsecured Loans	1,218,812	Discounted Cash Flow	Discount Rate	11.60-14.90%(13.25%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.20x– 19.10x (9.65x)
	14,000	Market Approach	Real Estate Appraisal Values	N/A
Total	1,232,812

Equity	2,516,039	Black-Scholes Option	Volatility	22.40%-32.80% (27.60%)
		Pricing Model	Discount for lack of marketability	5.00%-30.00% (17.50%)
		Market Approach	Enterprise Value / Revenue & EBITDA Multiples	0.20x – 19.10x (9.65x)
		Income Approach	Discount Rate	10.10% - 14.9% (12.50%)
	1,570,755	Market Approach	Real Estate Appraisal Values	N/A
Total	4,086,794
Total Level 3 Investments	$38,950,760

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

December 31, 2018

NOTE 6 – INCOME TAX

The Company is currently taxable as a C corporation and subject to federal and state corporate income taxes. The Company recorded a provision as follows:

	2018	2017
Current expense (benefit)	$17,861	$28,065
Deferred expense (benefit)	-	-
Total expense (benefit)	$17,861	$28,065

The components of deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows:

Deferred tax assets:	2018	2017
Net operating loss carryforward	$113,837	$494,161
Net capital loss carryforwards	1,569,792	1,384,133
Basis differences in investments	3,504,134	3,402,760
Total gross deferred tax assets	5,187,763	5,281,054
Less: Valuation allowance	(5,187,763)	(5,281,054)
Net deferred tax assets	$-	$-

As of December 31, 2018 and 2017, the total amount of federal net operating loss carryforwards was approximately $429,600 and $1,819,547, respectively. The federal net operating loss carryforwards will begin to expire in 2036. As of December 31, 2018 and 2017, the total amount of federal capital loss carryforwards was approximately $5,815,732 and $5,924,088, respectively. The federal capital loss carryforwards will expire in 2021.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management believes that the likelihood of realizing the benefits of these deductible differences at December 31, 2018, does not meet the “more likely than not threshold” as defined in ASC 740 – Income Taxes and thus management has recorded a full valuation allowance.

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

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

	2018	2017
Federal statutory tax rate	21.0%	34.0%
State taxes, net of federal tax benefit	3.8	(1.1)
Permanent items	-	20.7
Deferred true-up	(37.8)	21.0
Rate change	-	(88.9)
Increase/(decrease) in valuation allowance	19.1	14.8
Federal payable true-up	7.0	-
Other	(2.3)	(1.6)
Effective tax rate	10.8%	(1.1)%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

The Company did not meet the qualifications of a RIC for the 2018 tax year and will be taxed as a corporation under Subchapter C of the Code. The Company does not expect to meet the qualifications of a RIC for the 2019 tax year. If the Company is unable to meet the qualifications of a RIC for the 2018 tax year, it will be taxed as a corporation under Subchapter C of the Code. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities.

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

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and Massachusetts. For the years ended December 31, 2018, 2017, and 2016, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through the present. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

As disclosed elsewhere in this 10-K (including Note 1), House Hanover has served as the Company’s investment advisor since January 1, 2018 pursuant to the Interim Investment Advisory Agreement and the House Hanover Investment Advisory Agreement.

Since the transition of investment advisors occurred during the periods covered under the financial statements included in this Form 10-K, we have disclosed the material terms of the PIA Investment Advisory Agreement, PAG Investment Advisory Agreement and the House Hanover Investment Advisory Agreement, beginning with the PIA Investment Advisory Agreement.

PIA Investment Advisory Agreement

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

For the year ended December 31, 2017 and 2018 there were no management fees incurred under the PIA Investment Advisory Agreement. Management fees under the PIA Investment Advisory Agreement for the year ended December 31, 2016 were $365,805. As of December 31, 2016, management fees of $341,559 were payable to Princeton Investment Advisors. On October 18, 2017, as part of the Settlement Agreement with Princeton Investment Advisors, $216,559 of previously accrued management fees due to Princeton Investment Advisors were reversed. These are reflected as management fee waiver on the statement of operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

December 31, 2018

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

There were no incentive fees earned by Princeton Investment Advisors for the years ended December 31, 2017 and 2016.

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

December 31, 2018

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

Management fees under the PAG Investment Advisory Agreement for the years ended December 31, 2017 and December 31, 2016 were $407,609 and $275,569, respectively. As of December 31, 2018 and December 31, 2017, management fees of $19,282 and $94,282, respectively, were payable to Princeton Advisory Group.

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

December 31, 2018

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Duration and Termination

Unless terminated earlier as described below, the PAG Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the of Company’s directors who are neither parties to the PAG Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The PAG Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, (i) upon written notice, effective on the date set forth in such notice, by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s directors, or (ii) upon 60 days’ written notice, by Princeton Group. The PAG Investment Advisory Agreement automatically terminates in the event of its “assignment,” as defined in the 1940 Act. As disclosed elsewhere in this Form 10-K (including Note 1), the PAG Investment Advisory Agreement was terminated as of December 31, 2017. The Company did not pay any early termination penalties as a result of the termination of the PAG Investment Advisory Agreement.

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

Administration fees were $264,000, $200,293 and $238,143 for the years ended December 31, 2018, 2017 and 2016, respectively, and sub-administration fees were $150,000, $139,354 and $158,173 for the years ended December 31, 2018, 2017 and 2016, respectively, as shown on the Statements of Operations under administration fees.

House Hanover Investment Advisory Agreement

Effective as of January 1, 2018, House Hanover serves as our investment advisor. House Hanover is registered as an investment advisor under the 1940 Act.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Management fees under the House Hanover Investment Advisory Agreement for the year ended December 31, 2018 were $402,750. As of December 31, 2018 and December 31, 2017, management fees of $81,296 and $0, respectively were payable to House Hanover.

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

December 31, 2018

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

December 31, 2018

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2018, none of the portfolio companies had accepted our offer for such services.

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

December 31, 2018

On June 28, 2017, Munish Sood made a non-interest bearing short term loan to Advantis Certified Staffing Solutions, Inc., one of the Company’s portfolio companies, in the amount of $89,225 for a short term working capital need. The loan was repaid without interest on July 5, 2017.

NOTE 8 – FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2018	2017	2016	2015	2014
Per Share Data (1):
Net asset value at beginning of period	$0.344	$0.365	$0.400	$0.254	$0.564
Net investment income (loss)	0.009	0.008	(0.004)	(0.013)	(0.144)
Change in unrealized gain (loss)	(0.007)	(0.035)	(0.019)	(0.081)	(0.358)
Realized gain	(0.001)	0.006	(0.012)	0.002	0.192
Change in capital share transactions	-	-	-	0.238	-
Net asset value at end of period	$0.345	$0.344	$0.365	$0.400	$0.254
Total return based on net asset value (2)	0.3%	(5.8)%	(8.8)%	(36.2)%	(55.0)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	97,402,398	1,816,534
Ratio/Supplemental Data:
Net assets at end of period	$41,554,951	$41,407,539	$43,985,319	$48,225,563	$462,022
Average net assets	$41,416,562	$42,634,685	$46,991,446	$45,472,971	$743,758
Total operating expenses to average net assets	5.4%	3.8%	5.8%	9.5%	35.2%
Net operating expenses to average net assets	5.4%	3.3%	5.8%	9.5%	35.2%
Net investment income (loss) to average net assets	2.5%	2.4%	(1.1)%	(2.7)%	(35.2)%
Net investment income (loss) to average net assets, excluding management fee waiver	2.5%	1.9%	(1.1)%	(2.7)%	(35.2)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	2.5%	0.1%	(1.1)%	(2.7)%	(35.2)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver (3)	2.5%	(0.4)%	(1.1)%	(2.7)%	(35.2)%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.3%	2.8%	4.3%	8.0%	35.2%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	4.3%	3.2%	4.3%	8.0%	35.2%
Net increase (decrease) in net assets resulting from operations to average net assets	0.4%	(6.0)%	(9.0)%	(19.5)%	(75.8	)(4)%
Portfolio Turnover	0.5%	7.0%	1.1%	0.7%	31.2	(4)%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.
(4)	Unaudited

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of December 31, 2018. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. As of December 31, 2018, the guaranteed amount was approximately $107,000.

Legal Proceedings

On or around September 8, 2015, a lawsuit was filed captioned Capital Link Fund I, LLC, et al. v. Capital Point Management, LP, et al., C.A. No. 11483-VCN in the Delaware Court of Chancery.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

NOTE 10 – UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

The Company’s investments are primarily in private small and lower middle-market companies. In accordance with Rules 3.09 and 4.08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. In evaluating these investments, there are three tests utilized to determine if any of the Company’s control investments are considered significant subsidiaries; the investment, the asset, and the income significant tests. Rule 3.09 of Regulation S-X, as interpreted by the SEC, requires the Company to include separate audited financial statements of any unconsolidated majority-owned or control subsidiary in this filing if either the investment or income significant test exceeds 20% of the Company’s total investments at fair value or total income, respectively. Rule 4-08(g) of Regulation S-X requires summarized financial information of an unconsolidated subsidiary in this filing if it does not qualify under Rule 3.09 of Regulation S-X and any of the three significant tests exceeds 10% of the Company’s total investments at fair value, total assets or total income.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

The Company has determined that Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc., Integrated Medical Partners, LLC and PCC SBH Sub, Inc. its four majority owned or control investments were considered significant subsidiaries at the 20% level at December 31, 2018 as prescribed under Rule 3-09 of Regulation S-X. The Company has included the audited financial statements of Rockfish Seafood Grill, Inc. for the years ended December 26, 2018 and December 27, 2017 and Advantis Certified Staffing Solutions, Inc., Integrated Medical Partners, LLC and PCC SBH Sub, Inc. for the year ended December 31, 2018 as exhibits to the Company’s financial statements. See “Item 15. Exhibits And Financial Statement Schedules.”

The audited financial statements of Rockfish Seafood Grill, Inc. for the year ended December 28, 2016 and Advantis Certified Staffing Solutions, Inc. for the year ended December 31, 2017 were previously disclosed in the Company’s 2017 Form 10-K filed on November 30, 2018.

NOTE 11 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

Total Investment Income	$1,808,087	$555,013	$485,043	$428,382
Total Operating Expenses	504,672	693,668	536,359	484,402
Income tax expense	1,250	1,250	2,598	12,763
Net Investment Income (Loss)	1,302,165	(139,905)	(53,914)	(68,783)

Net Realized Gain/(Loss) on Investments	-	(108,356)	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(1,198,368)	129,814	389,341	(104,582)
Net Increase (Decrease) in Net Assets Resulting from Operations	$103,797	$(118,447)	$335,427	$(173,365)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$0.001	$(0.001)	$0.003	$(0.001)
Diluted	$0.001	$(0.001)	$0.003	$(0.001)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Total Investment Income	$1,364,965	$370,660	$344,787	$353,134
Total Operating Expenses/(Reversal of Operating Expenses)	32,542	424,750	380,104	552,531
Income tax expense	2,267	7,684	7,684	10,430
Net Investment Income (Loss)	1,330,156	(61,774)	(43,001)	(209,827)

Net Realized Gain/(Loss) on Investments	-	589,111	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(2,811,935)	449,691	128,650	(1,948,851)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,481,779)	$977,028	$85,649	$(2,158,678)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.012)	$0.008	$0.001	$(0.018)
Diluted	$(0.012)	$0.008	$0.001	$(0.018)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Total Investment Income	$1,002,619	$345,210	$474,488	$464,017
Total Operating Expenses	493,740	550,802	739,286	959,478
Income tax (benefit) expense	(296,572)	8,689	9,006	320,000
Net Investment Income (Loss)	805,451	(214,281)	(273,804)	(815,461)

Net Realized Gain/(Loss) on Investments	(1,411,757)	(49,958)	(172)	-
Net Change in Unrealized Appreciation/(Depreciation)	437,527	(919,686)	(4,700,868)	2,902,165
Net Increase (Decrease) in Net Assets Resulting from Operations	$(168,779)	$(1,183,925)	$(4,974,844)	$2,086,704

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.001)	$(0.010)	$(0.041)	$0.0170
Diluted	$(0.001)	$(0.010)	$(0.041)	$0.0170

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

NOTE 12 – SUBSEQUENT EVENTS

Portfolio Activity

●	On February 28, 2019, the Company made a loan to Capital Foundry Funding, LLC and CF Energy Finance, LLC (together, “Capital Foundry”) in the amount of $1,000,000. The loan will bear an interest rate of Prime as published in the Wall Street Journal with a floor of 4.25% and has a collateral management fee of 0.68% per month. This loan is secured by a second-priority collateral assignement of all loan documents between Capital Foundry and its various borrowers. The Company has also obtained an unlimited guaranty from Captial foundry, LLC, along with personal guaranties form the principals of Capital Foundry that reduces as additional equity is put into their loan portfolio. The maturity date on the loan is April 21, 2020.

●	On March 1, 2019, the Company made a loan to Dominion Medical Mangement, Inc. (“Dominion”), a wholly owned subsidiary of Intergrated Medical Partners, LLC, in the amount of $586,128. This amount was consolidated in to the existing second lien loan outstanding from Dominion. Dominon has agreed to pay $35,000 per month plus an approximately $258,000 from expected federal tax refunds until the principal amount of this new loan is paid in full. The maturity date of the loan was also extended until March 31, 2020.

●	On March 8, 2019, the Company received a payment of $258,774 from Dominion related to their agreement to pay the Company that amount from expected federal tax refunds. Of this amount, $47,000 was applied to outstanding invoices from the Company to Dominion related to legal fee reimbursement with the remaining $211,744 applied to principal and interest on the outstanding second lien loan.

●	On March 19, 2019, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,921,000 for restaurant improvements and enhancements and to extend the maturity date to December 31, 2019.

●	On March 19, 2019, the Company entered into a letter agreement with regards to the promissory note with PCC SBH Sub, Inc. to extend the maturity date to December 31, 2019.

●	On March 20, 2019, the Company entered into a letter agreement with regards to all outstanding bridge loans to Advantis Certified Staffing Solutions, Inc. to extend their maturity dates to December 31, 2019.

●	On March 21, 2019, the Company funded $100,000 on the RSG Revolver, making it fully funded.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2017 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2018.

Portfolio Company/Type of Investment(3)	Principal Amount/ Shares/ Ownership % at December 31, 2018	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2017	Purchases(2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/Losses	Fair Value at December 31, 2018
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021(1)	$4,500,000	$-	$3,826,477	$-	$-	$-	$(1,368,590)	$2,457,887
Unsecured loan 5%, due 10/31/2017	$-	-	76,839	-	(89,224)	-	12,385	-
Unsecured loan 5%, due 12/31/2017	$-	-	59,422	-	(69,000)	-	9,578	-
Unsecured loan 5%, due 12/31/2017	$-	-	107,648	-	(125,000)	-	17,352	-
Unsecured loan 5%, due 12/31/2017	$-	-	25,836	-	(30,000)	-	4,164	-
Unsecured loan 5%, due 12/31/2017	$-	-	90,425	-	(105,000)	-	14,575	-
Unsecured loan 5%, due 12/31/2017	$-	-	172,237	-	(200,000)	-	27,763	-
Unsecured loan 5%, due 12/31/2017	$-	-	129,178	-	(150,000)	-	20,822	-
Unsecured loan 5%, due 12/31/2017	$-	-	38,753	-	(45,000)	-	6,247	-
Unsecured loan, 5%, due 12/31/2018	$813,225	40,550	-	813,225	-	-	(160,948)	652,277
Unsecured loan, 5%, due 12/31/2018	$90,000	4,192	-	90,000	-	-	(17,812)	72,188
Unsecured loan, 8%, due 12/31/2018	$150,000	10,126	-	150,000	-	-	(25,885)	124,115
Unsecured loan, 8%, due 12/31/2018	$110,000	6,052	-	110,000	-	-	(18,983)	91,017
Unsecured loan, 10.75%, due 12/31/2018	$175,000	10,824	-	175,000	-	-	(26,134)	148,866
Common Stock – Series A (1)	225,000	-	3,713	-	-	-	(3,713)	-
Common Stock – Series B (1)	9,500,000	-	156,757	-	-	-	(156,757)	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (1)	1	-	4,125	-	-	-	(4,125)	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (1)	1	-	11,551	-	-	-	(11,551)	-
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (1)	$6,352,944	-	6,637,883	-	-	-	51,910	6,689,793
Revolving Loan, 8% Cash, due 12/31/2018	$1,821,000	141,381	1,663,335	200,000	-	-	(397,883)	1,465,452
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (1)	10.000%	-	257,647	-	-	-	(257,647)	-
Membership Interest – Class A (1)	99.997%	-	28,628	-	-	-	(28,628)	-
Dominion Medical Management, Inc.
Unsecured Loan, 6.0% Cash, due 9/30/2019	$-	6,017	437,085	-	-	-	(437,085)	-
Unsecured Loan, 6.0% Cash, due 5/20/2018	$-	860	81,389	-	(66,667)	-	(14,722)	-
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019	$1,137,438	155,768	-	652,182	-	-	377,574	1,029,756
Integrated Medical Partners, LLC
Preferred Membership – Class A units (1)	800	-	1,844,856	-	-	-	(847,584)	997,272
Preferred Membership – Class B units (1)	760	-	34,514	-	-	-	8,097	42,611
Common Units (1)	14,082	-	307	-	-	-	6,416	6,723
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 2/15/2018 (1)	$14,000	1,734	14,000	-	-	-	-	14,000
Common Stock(1)	100	-	1,570,755	-	-	-	354,967	1,925,722
Total Control Investments		$377,504	$17,273,360	$2,190,407	$(879,891)	$-	$(2,866,197)	$15,717,679

(1)	Non-income producing security.
(2)	Includes PIK interest and common stock issued in exchange for investments.
(3)	Represents an illiquid investment.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

The table below represents the fair value of control and affiliate investments at December 31, 2016 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2017.

Portfolio Company/Type of Investment(3)	Principal Amount/ Shares/ Ownership % at December 31, 2017	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2016	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/Losses	Fair Value at December 31, 2017
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan	$-	$-	$-	$-	$-	$4,500,000	$(673,523)	$3,826,477
Unsecured Loan	$813,225	12,412	-	813,225	-	-	(112,887)	700,338
Common Stock – Series A	225,000	-	-	10,150	-	-	(6,437)	3,713
Common Stock – Series B	9,500,000	-	-	428,571	-	-	(271,814)	156,757
Warrants	2	-	-	11,278	-	-	4,398	15,676
Rockfish Seafood Grill, Inc.
First Lien Loan (1)	$6,352,944	-	6,549,261	-	-	-	88,622	6,637,883
Revolving Loan (1)	$1,621,000	-	1,481,000	140,000	-	-	42,335	1,663,335
Rockfish Holdings, LLC
Warrant (1)	10%	-	102,826	-	-	-	154,821	257,647
Membership Interest (1)	89.400%	-	925,407	-	-	-	(896,779)	28,628
Dominion Medical Management, Inc.
Unsecured Loan (1)	$551,922	21,475	276,922	551,922	(276,922)	-	(33,448)	518,474
Integrated Medical Partners, LLC
Preferred Membership – Class A (1)	800	-	3,337,779	-	-	-	(1,492,923)	1,844,856
Preferred Membership – Class B (1)	760	-	365,884	-	-	-	(331,370)	34,514
Common Stock (1)	14,082	-	20,059	-	-	-	(19,752)	307
PCC SBH Sub, Inc.
Common Stock	100	-	-	-	-	2,525,481	(954,726)	1,570,755
Unsecured Loan (1)	$14,000	1,721	-	20,000	(6,000)	-	-	14,000
Total Control Investments		$35,608	$13,059,138	$1,975,146	$(282,922)	$7,025,481	$(4,503,483)	$17,273,360

Affiliate Investments
Spencer Enterprises Holdings, LLC
Preferred Membership, Class AA units (1)	-	$-	$2,705,363	$-	$(2,071,043)	$-	$(634,320)	$-
Preferred Membership, Class BB units (1)	-	-	3,681,316	-	(3,824,818)	-	143,501	-
Total Affiliate Investments		$-	$6,386,679	$-	$(5,895,861)	$-	$(490,819)	$-

(1)	Non-income producing security.
(2)	Includes PIK interest and common stock issued in exchange for investments.
(3)	Represents an illiquid investment.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Company’s management, including our Chief Executive Officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO-Framework”). Based upon that evaluation, the Company’s CEO and CFO have concluded that except for the late filing of prior Form 10-Qs and 10-Ks due to (i) delays experienced in finalizing the accounting for the transaction on March 13, 2015, (ii) the lawsuits disclosed in the Company’s public filings, and (iii) the investigation into Mr. Sood, the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, and is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger between Regal One Corporation and Princeton Capital Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.4	Second Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on February 27, 2018).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.1	Investment Advisory Agreement between Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.2	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	Dividend Reinvestment Plan (Incorporated by reference from Exhibit 10.4 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.6	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.7	Investment Advisory Agreement between Registrant and Princeton Advisory Group, Inc. (Incorporated by reference from Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, filed on July 12, 2017)
10.8	Investment Advisory Agreement between Registrant and House Hanover, LLC (Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on May 31, 2018)
14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Rockfish Seafood Grill, Inc.as of and for the years ended December 26, 2018 and December 27, 2017.
99.2*	Audited Financial Statements of Advantis Certified Staffing Solutions, Inc. as of and for the year ended December 31, 2018.
99.3*	Audited Financial Statements of PCC SBH Sub, Inc. as of and for the years ended December 31, 2018.
99.4*	Audited Financial Statements of Integrated Medical Partners, LLC as of and for the year ended December 31, 2018.
99.5	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the years ended December 27, 2017 and December 28, 2016 (Incorporated by reference from Exhibit 99.1 of Registrant’s Annual Report on Form 10-K, filed on November 30, 2018).
99.6	Audited Financial Statements of Advantis Certified Staffing Solutions, Inc. as of and for the year ended December 31, 2017 (Incorporated by reference from Exhibit 99.2 of Registrant’s Annual Report on Form 10-K, filed on November 30, 2018)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: April 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark S. DiSalvo	Interim Chief Executive Officer and Director,	April 16, 2019
Mark S. DiSalvo	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	April 16, 2019
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Darren Stainrod	Director	April 16, 2019
Darren Stainrod

/s/ Martin Laidlaw	Director	April 16, 2019
Martin Laidlaw

/s/ Greg Bennett	Director	April 16, 2019
Greg Bennett