Form 10-Q
period 2019-03-31
PRINCETON CAPITAL CORP
filed 2019-05-15
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of May 15, 2019 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019 (unaudited)	December 31, 2018

ASSETS
Control investments at fair value (cost of $27,033,729 and $26,515,206, respectively)	$15,932,928	$15,717,679
Non-control/non-affiliate investments at fair value (cost of $27,759,011 and $26,759,011, respectively)	23,999,079	22,866,256
Total investments at fair value (cost of $54,792,740 and $53,274,217, respectively)	39,932,007	38,583,935
Cash	831,192	2,575,620
Restricted cash	25,044	-
Due from portfolio companies	272,907	268,001
Interest receivable	550,178	503,898
Taxes receivable	15,673	15,673
Prepaid expenses	121,625	23,552
Total assets	41,748,626	41,970,679

LIABILITIES
Accrued management fees	117,560	100,578
Accounts payable	282,538	209,367
Due to affiliates	67,500	67,500
Tax expense payable	6,375	5,000
Deferred fee income	21,940	28,129
Accrued expenses and other liabilities	115,798	5,154
Total liabilities	611,711	415,728

Net assets	$41,136,915	$41,554,951

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at March 31, 2019 and December 31, 2018)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(745,622)	(745,622)
Distributions in excess of net investment income	(8,246,100)	(7,998,515)
Accumulated unrealized gain (loss) on investments	(14,860,733)	(14,690,282)
Total net assets	$41,136,915	$41,554,951
Net asset value per share	$0.341	$0.345

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$164,203	$325,648
Interest income paid-in-kind from non-control/non-affiliate investments	-	33,322
Interest income from control investments	98,289	54,774
Interest income paid-in-kind from control investments	17,062	1,628
Other income from non-control/non-affiliate investments	6,190	12,323
Other income from non-investment sources	1,868	687
Total investment income	287,612	428,382

OPERATING EXPENSES
Management fees	98,279	116,827
Administration fees	105,000	99,000
Audit fees	127,120	38,856
Legal fees	53,999	128,502
Valuation fees	52,470	-
Other professional fees	5,500	8,500
Directors’ fees	38,625	43,125
Consulting fees	-	29,440
Insurance expense	30,257	343
Other general and administrative expenses	22,572	19,809
Total operating expenses	533,822	484,402

Net investment loss before tax	(246,210)	(56,020)
Income tax expense	1,375	12,763
Net investment loss after taxes	(247,585)	(68,783)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	132,823	433,600
Control investments	(303,274)	(536,764)
U.S. Treasury Bills	-	(1,418)
Net change in unrealized gain (loss) on investments	(170,451)	(104,582)
Net decrease in net assets resulting from operations	$(418,036)	$(173,365)

Net investment loss per share
Basic	$(0.002)	$(0.001)
Diluted	$(0.002)	$(0.001)
Net decrease in net assets resulting from operations per share
Basic	$(0.003)	$(0.001)
Diluted	$(0.003)	$(0.001)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Decrease in net assets resulting from operations:
Net investment loss	$(247,585)	$(68,783)
Net change in unrealized loss on investments	(170,451)	(104,582)
Net decrease in net assets resulting from operations	(418,036)	(173,365)

Total decrease in net assets	(418,036)	(173,365)
Net assets at beginning of period	41,554,951	41,407,539
Net assets at end of period	$41,136,915	$41,234,174

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(418,036)	$(173,365)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments in:
Portfolio investments	(1,686,128)	(1,653,225)
U.S. Treasury Bills	-	(45,995,208)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	184,667	879,891
Net change in unrealized loss on investments	170,451	104,582
Increase in investments due to PIK	(17,062)	(33,322)
Amortization of fixed income premium or discounts	-	7,328
Changes in other assets and liabilities:
Due from portfolio companies	(4,906)	(18,488)
Interest receivable	(46,280)	(35,864)
Prepaid expenses	(98,073)	29,729
Taxes receivable	-	11,513
Accrued management fees	16,982	41,827
Accounts payable	73,171	227,628
Due to affiliates	-	47,898
Tax expense payable	1,375	1,250
Deferred fee income	(6,189)	37,677
Accrued expenses and other liabilities	110,644	54,304
Net cash used in operating activities	(1,719,384)	(46,465,845)

Cash flows from financing activities:
Short term payable for securities purchased	-	45,535,208
Insurance loan payable	-	(26,806)
Net cash provided by financing activities	-	45,508,402

Net decrease in cash and restricted cash	(1,719,384)	(957,443)
Cash and restricted cash at beginning of period	2,575,620	2,084,262
Cash and restricted cash at end of period	$856,236	$1,126,819

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$-	$343
Income tax paid	$-	$11,513

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2019

(Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$2,149,376	5.23%
Unsecured loan 5%, due 12/31/2019 (7)		$813,225	813,225	684,902	1.66%
Unsecured loan 5%, due 12/31/2019 (7)		$90,000	90,000	75,798	0.18%
Unsecured loan 8%, due 12/31/2019 (7)		$110,000	110,000	94,806	0.23%
Unsecured loan 8%, due 12/31/2019 (7)		$150,000	150,000	129,280	0.31%
Unsecured loan 10.75%, due 12/31/2019 (7)		$175,000	175,000	153,981	0.37%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,288,224	3,288,143	7.98%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (3) (7)	Medical Business Services	$1,555,961	1,555,961	1,431,340	3.48%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	841,536	2.05%
Preferred Membership, Class B units (5) (7)		760	29,586	32,074	0.08%
Common Units (5) (7)		14,082	-	5,275	0.01%
Total			5,782,484	2,310,225	5.62%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 12/31/2019 (7)	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5) (7)		100	2,525,481	1,942,874	4.73%
Total			2,539,481	1,956,874	4.76%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	6,743,647	16.40%
Revolving Loan, 8% Cash, due 12/31/2019 (7)		$1,921,000	1,921,000	1,634,039	3.97%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,423,540	8,377,686	20.37%
Total control investments			27,033,729	15,932,928	38.73%

Non-control/non-affiliate investments
Capital Foundry Funding, LLC	Pittsburgh, PA
Second Lien Loan, US Prime Rate (4.25% floor) and 8.16% collateral management fee, due 4/21/2020	Energy Services	$1,000,000	1,000,000	1,000,000	2.43%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	6,120,168	14.88%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,950,000	19.33%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2019

(Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 9.0% cash, due 5/31/2020 (7)	Nickel Pipe,	$6,750,000	$6,750,000	$6,623,557	16.10%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	2,304,154	5.60%
Total			11,881,090	8,927,711	21.70%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			27,759,011	23,999,079	58.34%
Total Portfolio Investments			54,792,740	39,932,007	97.07%

Total Investments			$54,792,740	$39,932,007	97.07%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of March 31, 2019, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of March 31, 2019.

(6)	Represents an illiquid investment. At March 31, 2019, 100% of the total fair value of portfolio investments are illiquid.

(7)	Represents an investment valued using significant unobservable inputs.

(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2019

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of March 31, 2019.

	March 31, 2019
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$39,930,807	97.07%
Canada	1,200	0.00
Total	$39,932,007	97.07%

	March 31, 2019
Industry	Investments at Fair Value	Percentage of Net Assets

Nickel Pipe, Fittings and Flanges	$8,927,711	21.70%
Casual Dining	8,377,686	20.37
Real Estate Development	7,950,000	19.33
Storage Company Property Management	6,120,168	14.88
Staffing	3,288,143	7.98
Energy Services	2,956,874	7.19
Medical Business Services	2,310,225	5.62
Security	1,200	0.00
Total	$39,932,007	97.07%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2018

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5) (7)	Staffing	$4,500,000	4,500,000	$2,457,887	5.91%
Unsecured loan, 5%, due 12/31/2018 (7)		$813,225	813,225	652,277	1.57%
Unsecured loan, 5%, due 12/31/2018 (7)		$90,000	90,000	72,188	0.17%
Unsecured loan, 8%, due 12/31/2018 (7)		$150,000	150,000	124,115	0.30%
Unsecured loan, 8%, due 12/31/2018 (7)		$110,000	110,000	91,017	0.22%
Unsecured loan, 10.75%, due 12/31/2018 (7)		$175,000	175,000	148,866	0.36%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,288,224	3,546,350	8.53%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019 (3) (7)	Medical Business Services	$1,137,438	1,137,438	1,029,756	2.48%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	997,272	2.40%
Preferred Membership, Class B units (5) (7)		760	29,586	42,611	0.10%
Common Units (5) (7)		14,082	-	6,723	0.02%
Total			5,363,961	2,076,362	5.00%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018 (7)	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5) (7)		100	2,525,481	1,925,722	4.64%
Total			2,539,481	1,939,722	4.67%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	$6,352,944	6,689,793	16.09%
Revolving Loan, 8% Cash, due 12/31/2018 (7)		$1,821,000	1,821,000	1,465,452	3.53%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.000%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,323,540	8,155,245	19.62%
Total control investments			26,515,206	15,717,679	37.82%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3) (7)	Storage Company Property Management	$6,800,586	6,800,586	5,866,918	14.12%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,950,000	19.14%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2018

(Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 9.0% cash, due 5/31/2020 (7)	Nickel Pipe,	$6,750,000	$6,750,000	$6,666,172	16.04%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	2,381,966	5.73%
Total			11,881,090	9,048,138	21.77%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			26,759,011	22,866,256	55.03%
Total Portfolio Investments			53,274,217	38,583,935	92.85%

Total Investments			$53,274,217	$38,583,935	92.85%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2018, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of December 31, 2018.

(6)	Represents an illiquid investment. At December 31, 2018, 100% of the total fair value of portfolio investments are illiquid.

(7)	Represents an investment valued using significant unobservable inputs.

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

March 31, 2019

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, our goal is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2018 tax year and will be taxed as a corporation under Subchapter C of the Code for 2018. We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

On January 18, 2016, the Board conditionally approved the investment advisory agreement with Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group”) (the “PAG Investment Advisory Agreement”), subject to the approval of the Company’s stockholders at the 2016 Annual Meeting of Stockholders. At the 2016 Annual Meeting of Stockholders held on June 9, 2016, the Company’s stockholders approved the PAG Investment Advisory Agreement, effective June 9, 2016. From June 9, 2016 through December 31, 2017, Princeton Advisory Group acted as the Company’s investment advisor pursuant to the terms of the PAG Investment Advisory Agreement.

On December 27, 2017, the Board determined that it would be in the best interests of the Company and its stockholders to terminate the PAG Investment Advisory Agreement and terminated Princeton Advisory Group as the Company’s investment advisor, effective as of December 31, 2017 at 11:59 p.m. Eastern Time. Also on December 27, 2017, the Board approved (specifically in accordance with Rule 15a-4(b)(1)(ii) of the Investment Company Act) and authorized the Company to enter into an Interim Investment Advisory Agreement between the Company and House Hanover, LLC, a Delaware limited liability company (“House Hanover”) (the “Interim Investment Advisory Agreement”), in accordance with Rule 15a-4 of the Investment Company Act. The effective date of the Interim Investment Advisory Agreement was January 1, 2018.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services - Investment Companies, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three months ended March 31, 2019 may not be indicative of the results ultimately achieved for the year ended December 31, 2019 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2019, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2018, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

March 31, 2019

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

We will adjust the valuation of our portfolio quarterly to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized gain or loss on investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31,	December 31,
	2019	2018
Cash	$831,192	$2,575,620
Restricted Cash	25,044	-
Total Cash and Restricted Cash	$856,236	$2,575,620

As of March 31, 2019 restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC. As of December 31, 2018, there was no restricted cash.

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

March 31, 2019

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $6,190 and $12,323 for the three months ended March 31, 2019, and 2018, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $1,868 and $687 for the three months ended March 31, 2019 and 2018, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three months ended March 31, 2019 and 2018, PIK interest was $17,062 and $34,950, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the three months ended March 31, 2019 and 2018 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three months ended March 31, 2019 and 2018, were incurred in the normal operating course of business and are included in professional fees on the Statement of Operations.

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

March 31, 2019

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three months ended March 31, 2019 and 2018, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three months ended March 31, 2019 and 2018, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

March 31, 2019

(Unaudited)

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

NOTE 4 – NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net decrease in net assets resulting from operations per common share for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net decrease in net assets resulting from operations	$(418,036)	$(173,365)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061
Basic and diluted net decrease in net assets resulting from operations per common share
Basic	$(0.003)	$(0.001)
Diluted	$(0.003)	$(0.001)

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2019 and December 31, 2018, respectively:

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,497,854	$14,497,854
Second Lien Loans	-	-	19,154,273	19,154,273
Unsecured Loans	-	-	1,152,767	1,152,767
Equity	-	-	5,127,113	5,127,113
Total Portfolio Investments	-	-	39,932,007	39,932,007
Total Investments	$-	$-	$39,932,007	$39,932,007

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,022,163	$14,022,163
Second Lien Loans	-	-	18,103,815	18,103,815
Unsecured Loans	-	-	1,102,463	1,102,463
Equity	-	-	5,355,494	5,355,494
Total Portfolio Investments	-	-	38,583,935	38,583,935
Total Investments	$-	$-	$38,583,935	$38,583,935

During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2019 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Amortization	-	-	-	-	-
Purchases of investments	100,000	1,586,128	-	-	1,686,128
Sales of investments	-	(184,667)	-	-	(184,667)
Payment-in-kind interest	-	17,062	-	-	17,062
Change in unrealized gain (loss) on investments	375,691	(368,065)	50,304	(228,381)	(170,451)
Transfer due to restructuring	-	-	-	-	-
Fair value at end of period	$14,497,854	$19,154,273	$1,152,767	$5,127,113	$39,932,007
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2019	$375,691	$(368,065)	$50,304	$(228,381)	$(170,451)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2018 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Amortization	(29,717)	-	-	-	(29,717)
Purchases of investments	200,000	600,000	1,338,225	-	2,138,225
Sales of investments	-	(1,000,000)	(879,891)	-	(1,879,891)
Payment-in-kind interest	136,172	52,181	-	-	188,353
Realized gain (loss)	-	-	-	-	-
Change in unrealized gain (loss) on investments	(1,249,510)	(699,558)	(103,427)	1,268,700	(783,795)
Transfer due to restructuring	-	485,256	(485,256)	-	-
Fair value at end of year	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2018	$(1,249,510)	$(699,559)	$(249,762)	$1,268,700	$(930,131)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$14,497,854	Discounted Cash Flow	Discount Rate	24.4%-67.4% (47.4%)
Total	14,497,854

Second Lien Loans	7,950,000	Market Approach	Real Estate Appraisal Values	N/A
	10,204,273	Discounted Cash Flow	Discount Rate	11.4-50.2% (22.1%)
Total	18,154,273

Unsecured Loans	1,138,767	Discounted Cash Flow	Discount Rate	32.4%
	14,000	Market Approach	Real Estate Appraisal Values	N/A
Total	1,152,767

Equity	3,183,039	Discounted Cash Flow	Discount Rate	10.0%-12.6% (10.7%)
		Market Approach	Enterprise Value/Revenue Multiples	0.7x
		Market Approach	Enterprise Value/EBITDA Multiples	7.3x-8.8x (8.0x)
		Black-Scholes Option	Volatility	21.9%-26.9% (23.3%)
		Pricing Model	Discount for Lack of Marketability	5.0%-20.0% (15.9%)
	1,942,874	Market Approach	Real Estate Appraisal Values	N/A
Total	5,125,913
Total Level 3 Investments	$38,930,807

The Company’s remaining Level 3 investments aggregating approximately $1,001,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of March 31, 2019.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$14,022,163	Discounted Cash Flow	Discount Rate	35.6%-48.6%(44.3%)
Total	14,022,163

Second Lien Loans	7,950,000	Market Approach	Real Estate Appraisal Values	N/A
	10,153,815	Discounted Cash Flow	Discount Rate	10.6%-38.5%(19.6%)
Total	18,103,815

Unsecured Loans	1,088,463	Discounted Cash Flow	Discount Rate	31.6%
	14,000	Market Approach	Real Estate Appraisal Values	N/A
Total	1,102,463

Equity	3,428,572	Discounted Cash Flow	Discount Rate	10.1%-12.2%(10.7%)
		Market Approach	Enterprise Value/Revenue Multiples	0.7x
		Market Approach	Enterprise Value/EBITDA Multiples	6.2x-8.5x (7.4x)
		Black-Scholes Option	Volatility	21.9%-31.1%(24.7%)
		Pricing Model	Discount for Lack of Marketability	5.0%-20.0%(15.4%)
	1,925,722	Market Approach	Real Estate Appraisal Values	N/A

Total	5,354,294
Total Level 3 Investments	$38,582,735

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

House Hanover Investment Advisory Agreement

As disclosed elsewhere in this 10-Q (including Note 1), House Hanover has served as the Company’s investment advisor since January 1, 2018 pursuant to the Interim Investment Advisory Agreement (until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

Effective as of January 1, 2018, House Hanover serves as our investment advisor. House Hanover is registered as an investment advisor under the 1940 Act.

Material Differences between Interim Investment Advisory Agreement and House Hanover Investment Advisory Agreement

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Management fees earned by House Hanover for the three months ended March 31, 2019 and March 31, 2018 were $98,279 and $116,827, respectively. As of March 31, 2019 and December 31, 2018, management fees of $98,279 and $81,296, respectively, were payable to House Hanover. As of March 31, 2019 and December 31, 2018, management fees of $19,282 and $19,282, respectively, were payable to Princeton Advisory Group, Inc., our former investment advisor.

Incentive Fee

The House Hanover Investment Advisory Agreement does not obligate the Company to pay House Hanover an inventive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, (i) upon written notice, effective on the date set forth in such notice, by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s directors, or (ii) upon 60 days’ written notice, by House Hanover. The House Hanover Investment Advisory Agreement automatically terminates in the event of its “assignment,” as defined in the 1940 Act.

The House Hanover Investment Advisory Agreement was most recently approved by our Board and a majority of the Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined in the 1940 Act) of any such party, on May 9, 2019.

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

March 31, 2019

(Unaudited)

Administration Services and Service Agreement

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company.

On January 1, 2018, Princeton Capital Corporation directly entered into a service agreement with SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to the Company. In exchange for providing services, the Company pays the Sub-Administrator an asset-based fee with a $150,000 annual minimum as adjusted for any reimbursement of expenses. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $67,500 and fees to the Sub-Administrator were $37,500 for the three months ended March 31, 2019, as shown on the Statements of Operations under administration fees. Administration fees were $61,500 and fees to the Sub-Administrator were $37,500 for the three months ended March 31, 2018, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2019, none of the portfolio companies had accepted our offer for such services.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.345	$0.344
Net investment loss	(0.002)	(0.001)
Change in unrealized loss	(0.002)	(0.001)
Net asset value at end of period	$0.341	$0.342
Total return based on net asset value (2)	(1.2)%	(0.6)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$41,136,915	$41,234,174
Average net assets	$41,550,306	$40,950,606
Annualized ratio of net operating expenses to average net assets	5.2%	4.8%
Annualized ratio of net investment loss to average net assets	(2.4)%	(0.7)%
Annualized ratio of net investment loss to average net assets, excluding other income from non-investment sources	(2.4)%	(1.1)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.3%	3.6%
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(4.1)%	(1.7)%
Portfolio Turnover	0.5%	2.2%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Per Share Data (1):
Net asset value at beginning of year	$0.344	$0.365	$0.400	$0.254	$0.564
Net investment income (loss)	0.009	0.008	(0.004)	(0.013)	(0.144)
Change in unrealized gain (loss)	(0.007)	(0.035)	(0.019)	(0.081)	(0.358)
Realized gain (loss)	(0.001)	0.006	(0.012)	0.002	0.192
Change in capital share transactions	-	-	-	0.238	-
Net asset value at end of year	$0.345	$0.344	$0.365	$0.400	$0.254
Total return (loss) based on net asset value (2)	0.3%	(5.8)%	(8.8)%	(36.2)%	(55.0)%
Weighted average shares outstanding for year, basic	120,486,061	120,486,061	120,486,061	97,402,398	1,816,534
Ratio/Supplemental Data:
Net assets at end of year	$41,554,951	$41,407,539	$43,985,319	$48,225,563	$462,022
Average net assets	$41,416,562	$42,634,685	$46,991,446	$45,472,971	$743,758
Total operating expenses to average net assets	5.4%	3.8%	5.8%	9.5%	35.2%
Net operating expenses to average net assets (3)	5.4%	3.3%	5.8%	9.5%	35.2%
Net investment income (loss) to average net assets	2.5%	2.4%	(1.1)%	(2.7)%	(35.2)%
Net investment income (loss) to average net assets, excluding management fee waiver	2.5%	1.9%	(1.1)%	(2.7)%	(35.2)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources (4)	2.5%	0.1%	(1.1)%	(2.7)%	(35.2)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver (4)	2.5%	(0.4)%	(1.1)%	(2.7)%	(35.2)%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.3%	2.8%	4.3%	8.0%	35.2%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	4.3%	3.2%	4.3%	8.0%	35.2%
Net increase (decrease) in net assets resulting from operations to average net assets	0.4%	(6.0)%	(9.0)%	(19.5)%	(75.8	)(5)%
Portfolio Turnover	0.5%	7.0%	1.1%	0.7%	31.2	(5)%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Net Operating expenses includes a management fee waiver in the amount of $216,559 for the year ended December 31, 2017.
(4)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.
(5)	Unaudited

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of March 31, 2019. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. As of March 31, 2019, the guaranteed amount was reduced to $92,689.

Legal Proceedings

As of March 31, 2019, there were no material legal proceedings against the Company or any of its officers or directors.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Great Value Storage Litigation

On March 14, 2019, we filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC, and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. The action is pending in the Harris County District Court.

General

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Other than as described above, the Company is not currently involved in any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

NOTE 9 – UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

The Company’s investments are primarily in private small and lower middle-market companies. In accordance with Rules 3.09 and 4.08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. In evaluating these investments, there are three tests utilized to determine if any of the Company’s control investments are considered significant subsidiaries; the investment, the asset, and the income significant tests. Rule 3.09 of Regulation S-X, as interpreted by the SEC, requires the Company to include separate audited financial statements of any unconsolidated majority-owned or controlled subsidiary in an annual report if either the investment or income significant test exceeds 20% of the Company’s total investments at fair value or total income, respectively. Rule 4-08(g) of Regulation S-X requires summarized financial information of an unconsolidated subsidiary in an annual report if it does not qualify under Rule 3.09 of Regulation S-X and any of the three significant tests exceeds 10% of the Company’s total investments at fair value, total assets or total income, respectively. Rule 10-01(b)(1) of Regulation S-X requires summarized financial information for interim financial statements, if either the investment or income significant test exceeds 20% of the Company’s total investments at fair value or total income, respectively.

The Company has determined that Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC, and Advantis Certified Staffing Solutions, Inc., three of its four majority owned or control portfolio companies were considered significant subsidiaries at the 20% level at March, 31, 2019 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC, and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

Three Months Ended March 31, 2019 (unaudited)	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	Advantis Certified Staffing Solutions, Inc.
Income Statement
Net Revenue	$5,077	$2,495	$3,978
Gross Profit	3,563	537	1,082
Net Income (Loss)	(579)	(282)	(186)

Three Months Ended March 31, 2018 (unaudited)	Rockfish Seafood Grill, Inc.	Integrated Medical Partners, LLC	Advantis Certified Staffing Solutions, Inc.
Income Statement
Net Revenue	$5,355	$3,314	$3,922
Gross Profit	3,724	826	893
Net Income (Loss)	(195)	(538)	(425)

NOTE 10 – SUBSEQUENT EVENTS

From April 1, 2019 through May 15, 2019, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2018 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2019.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at March 31, 2019	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2018	Purchases (2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2019
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021 (3)	$4,500,000	$-	$2,457,887	$-	$-	$(308,511)	$2,149,376
Unsecured loan 5%, due 12/31/2019	$813,225	10,026	652,277	-	-	32,625	684,902
Unsecured loan 5%, due 12/31/2019	$90,000	1,110	72,188	-	-	3,610	75,798
Unsecured loan 8%, due 12/31/2019	$150,000	2,959	124,115	-	-	5,165	129,280
Unsecured loan 8%, due 12/31/2019	$110,000	2,170	91,017	-	-	3,789	94,806
Unsecured loan 10.75%, due 12/31/2019	$175,000	4,639	148,866	-	-	5,115	153,981
Common Stock – Series A (3)	225,000		-	-	-	-	-
Common Stock – Series B (3)	9,500,000		-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (3)	1		-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (3)	1		-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020	$1,555,961	57,385	1,029,756	603,190	(184,667)	(16,939)	1,431,340
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	997,272	-	-	(155,736)	841,536
Preferred Membership – Class B units (3)	760	-	42,611	-	-	(10,537)	32,074
Common Units (3)	14,082	-	6,723	-	-	(1,448)	5,275
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 12/31/2019	$14,000	420	14,000	-	-	-	14,000
Common Stock (3)	100	-	1,925,722	-	-	17,152	1,942,874
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,689,793	-	-	53,854	6,743,647
Revolving Loan, 8% Cash, due 12/31/2020	$1,921,000	36,642	1,465,452	100,000	-	68,587	1,634,039
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-
Total Control Investments		$115,351	$15,717,679	$703,190	$(184,667)	$(303,274)	$15,932,928

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2017 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2018.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at March 31, 2018	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2017	Purchases (2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2018
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021 (3)	$4,500,000	$-	$3,826,477	$-	$-	$(609,585)	$3,216,892
Unsecured loans 5%, due 10/31/2017	$-	-	76,839	-	(89,224)	12,385	-
Unsecured loans 5%, due 12/31/2017	$-	-	623,499		(724,000)	100,501	-
Unsecured loan 5%, due 12/31/2018	$813,225	9,915	-	813,225	-	(118,916)	694,309
Unsecured loan 5%, due 12/31/2018	$90,000	801	-	90,000	-	(13,160)	76,840
Unsecured loan 8%, due 12/31/2018	$150,000	1,085	-	150,000		(18,958)	131,042
Common Stock – Series A (3)	225,000	-	3,713	-	-	231	3,944
Common Stock – Series B (3)	9,500,000	-	156,757	-	-	(6,877)	149,880
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (3)	1	-	4,125	-	-	(575)	3,550
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (3)	1	-	11,551	-	-	(507)	11,044
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,637,883	-	-	350,831	6,988,714
Revolving Loan, 8% Cash, due 12/31/2018	$1,621,000	32,420	1,663,335	-	-	28,783	1,692,118
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (3)	1	-	257,647	-	-	(229,732)	27,915
Membership Interest – Class A (3)	1,000	-	28,628	-	-	222,601	251,229
Integrated Medical Partners, LLC
Unsecured Loan, 6.0% Cash, due 9/30/2019	$-	6,017	437,085	-	-	(437,085)	-
Unsecured Loan, 6.0% Cash, due 5/20/2018	$-	860	81,389	-	(66,667)	(14,722)	-
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/1/2019	$1,085,256	4,884	-	600,000	-	469,237	1,069,237
Preferred Membership – Class A units (3)	800	-	1,844,856	-	-	(296,631)	1,548,225
Preferred Membership – Class B units (3)	760	-	34,514	-	-	(18,439)	16,075
Common Units (3)	14,082	-	307	-	-	(211)	96
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,570,755	-	-	44,065	1,614,820
Unsecured loan, 12% Cash, due 2/15/2018	$14,000	420	14,000	-	-	-	14,000
Total Control Investments		$56,402	$17,273,360	$1,653,225	$(879,891)	$(536,764)	$17,509,930

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

On an annual basis, we intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders. We did not meet the qualifications of a RIC for the 2018 tax year and will be taxed as a corporation under Subchapter C of the Code.

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

At March 31, 2019, the Company had investments in 9 portfolio companies. The total cost and fair value of the total investments were approximately $54.8 million and $39.9 million, respectively. The composition of our investments by asset class as of March 31, 2019 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,074,530	$14,497,854	36.3%
Second Lien Loans	21,882,096	19,154,273	48.0
Unsecured Loans	1,352,225	1,152,767	2.9
Equity	16,483,889	5,127,113	12.8
Total Portfolio Investments	54,792,740	39,932,007	100.0
Total Investments	$54,792,740	$39,932,007	100.0%

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

At March 31, 2019, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 10.05% of which approximately 9.52% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2018, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 11.18% of which approximately 10.03% is current cash interest, all bearing a fixed rate of interest.

At March 31, 2019, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the three months ended March 31, 2019 are as follows:

●	On February 28, 2019, the Company made a loan to Capital Foundry Funding, LLC and CF Energy Finance, LLC (together, “Capital Foundry”) in the amount of $1,000,000. The loan will bear an interest rate of Prime as published in the Wall Street Journal with a floor of 4.25% and has a collateral management fee of 0.68% per month. This loan is secured by a second-priority collateral assignment of all loan documents between Capital Foundry and its various borrowers. The Company has also obtained an unlimited guaranty from Capital Foundry, LLC, along with personal guaranties form the principals of Capital Foundry that reduces as additional equity is put into their loan portfolio. The maturity date on the loan is April 21, 2020.

●	On March 1, 2019, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $586,128. This amount was consolidated in to the existing second lien loan outstanding from Dominion. Dominion has agreed to pay $35,000 per month, beginning on March 31, 2019, plus approximately $258,000 from expected federal tax refunds until the principal amount of this new loan is paid in full. The maturity date of the loan was also extended until March 31, 2020.

●	On March 8, 2019, the Company received a payment of $258,774 from Dominion related to their agreement to pay the Company that amount from expected federal tax refunds. Of this amount, $47,000 was applied to outstanding invoices from the Company to Dominion related to legal fee reimbursement with the remaining $211,744 applied to principal and interest on the outstanding second lien loan.

●	On March 19, 2019, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,921,000 for restaurant improvements and enhancements and to extend the maturity date to December 31, 2019.

●	On March 19, 2019, the Company entered into a letter agreement with regards to the promissory note with PCC SBH Sub, Inc. to extend the maturity date to December 31, 2019.

●	On March 20, 2019, the Company entered into a letter agreement with regards to all outstanding bridge loans to Advantis Certified Staffing Solutions, Inc. to extend their maturity dates to December 31, 2019.

●	On March 21, 2019, the Company funded $100,000 on the RSG Revolver, making it fully funded.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019			As of December 31, 2018
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	9,068,897	22.71%	4	7,709,928	19.98%	3
3	—	—	—	—	—	—
4	25,735,997	64.45%	4	25,518,513	66.14%	4
5	—	—	—	—	—	—
	$34,804,894	87.16%	8	$33,228,441	86.12%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2019 we had 4 loans on non-accrual status and as of December 31, 2018, we had 3 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

	Three Months Ended March 31, 2019 (unaudited)		Three Months Ended March 31, 2018 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$279,554	$0.002	$415,372	$0.003
Other income	8,058	0.000	13,010	0.000
Total investment income	287,612	0.002	428,382	0.003

Operating expenses
Management fees	98,279	0.001	116,827	0.001
Administration fees	105,000	0.001	99,000	0.001
Audit fees	127,120	0.001	38,856	0.000
Legal fees	53,999	0.000	128,502	0.001
Valuation fees	52,470	0.000	-	0.000
Other professional fees	5,500	0.000	8,500	0.000
Directors’ fees	38,625	0.000	43,125	0.000
Insurance expense	30,257	0.000	29,440	0.000
Interest expense	-	0.000	343	0.000
Other general and administrative expenses	22,572	0.000	19,809	0.000
Total net operating expenses	533,822	0.003	484,402	0.003

Net investment loss before tax	(246,210)	(0.002)	(56,020)	(0.001)
Income tax expense	1,375	0.000	12,763	0.000
Net investment loss after tax	$(247,585)	$(0.002)	$(68,783)	$(0.001)
Net change in unrealized gain (loss)	$(170,451)	$(0.001)	$(104,582)	$(0.001)
Net increase decrease in net assets resulting from operations	$(418,036)	$(0.003)	$(173,365)	$(0.001)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended March 31, 2019 and March 31, 2018, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $17,062 and $34,950 for the three months ended March 31, 2019 and 2018, respectively.

Operating Expenses

Total net operating expenses increased from $484,402 for the three months ended March 31, 2018 to $533,822 for the three months ended March 31, 2019. The increase is primarily due to an increase in professional and valuation fees for the three months ended March 31, 2019.

Total operating expenses per share was $0.003 per share for the three months ended March 31, 2018 and 2019, respectively.

Net Investment Income (Loss)

Net investment loss (after tax) increased from a loss of $(68,783) for the three months ended March 31, 2018 to a loss of $(247,585) for the three months ended March 31, 2019. This increase in a loss was primarily due to a decrease in interest income, and to a lesser extent an increase in professional and valuation fees for the three months ended March 31, 2019.

Net investment loss (after tax) per share increased from $(0.001) per share to $(0.002) per share for the three months ended March 31, 2018 and 2019, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2019 and 2018, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(170,451) for the three months ended March 31, 2019 primarily in connection with losses of $258,207, $167,721 and $120,427 on Advantis Certified Staffing Solutions, Inc., Integrated Medical Partners, LLC and Performance Alloys, Inc., which were partially offset by gains of $253,250 and $122,441 from Great Value Storage, LLC and Rockfish Seafood Grill, Inc.

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

As of March 31, 2019, we had $831,192 in cash and 25,044 in restricted cash, and our net assets totaled $41,136,915. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of March 31, 2019, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the three months ended March 31, 2019 and 2018, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution. The Company did not meet the requirements to qualify as a RIC for the 2018 tax year.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended March 31, 2019 and March 31, 2018 were $98,279 and $116,827, respectively. As of March 31, 2019 and December 31, 2018, management fees of $98,279 and $81,296, respectively, were payable to House Hanover. As of March 31, 2019 and December 31, 2018, management fees of $19,282 and $19,282, respectively, were payable to Princeton Advisory Group, Inc., our former investment advisor.

Incentive Fees

The House Hanover Investment Advisory Agreement does not obligate the Company to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

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

Recent Developments

Portfolio Activity

From April 1, 2019 through May 15, 2019, there was no portfolio activity or other events to report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of March 31, 2019, we had 1 debt investment which bore interest at a variable rate, representing approximately $1,000,000 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of March 31, 2019. The below table illustrates the effect such assumed rate changes would have on an annual basis.

US Prime Rate Increase (Decrease)	Increase (Decrease) on Net Investment Income (1)
3.00%	$30,000
2.00%	$20,000
1.00%	$10,000
(1.00)%	$(10,000)
(2.00)%	$(2,500)
(3.00)%	-

(1)	The decrease on Net Investment Income is limited due to a payable rate on our one variable rate debt instrument of the prime rate as published in the Wall Street Journal that has a rate floor of 4.25%.

This analysis does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments that could affect the net increase or decrease in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this analysis.

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to management, including our Interim Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2019), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2019, there were no material legal proceedings against the Company or any of its officers or directors.

Great Value Storage Litigation

On March 14, 2019, we filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC, and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. The action is pending in the Harris County District Court.

General

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Other than as described above, the Company is not currently involved in any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Dated: May 15, 2019	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2019	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)