Form 10-Q
period 2019-06-30
PRINCETON CAPITAL CORP
filed 2019-08-14
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of August 14, 2019 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2019 (unaudited)	December 31, 2018

ASSETS
Control investments at fair value (cost of $27,143,912 and $26,515,206, respectively)	$14,002,226	$15,717,679
Non-control/non-affiliate investments at fair value (cost of $27,759,011 and $26,759,011, respectively)	22,244,266	22,866,256
Total investments at fair value (cost of $54,902,923 and $53,274,217, respectively)	36,246,492	38,583,935
Cash	413,890	2,575,620
Restricted cash	25,127	-
Due from portfolio companies	289,249	268,001
Interest receivable	533,222	503,898
Taxes receivable	40,673	15,673
Prepaid expenses	89,578	23,552
Total assets	37,638,231	41,970,679

LIABILITIES
Accrued management fees	118,116	100,578
Accounts payable	191,099	209,367
Due to affiliates	67,500	67,500
Tax expense payable	2,750	5,000
Deferred fee income	15,681	28,129
Accrued expenses and other liabilities	79,942	5,154
Total liabilities	475,088	415,728

Net assets	$37,163,143	$41,554,951

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at June 30, 2019 and December 31, 2018)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(745,622)	(745,622)
Distributions in excess of net investment income	(8,424,174)	(7,998,515)
Accumulated unrealized gain (loss) on investments	(18,656,431)	(14,690,282)
Total net assets	$37,163,143	$41,554,951
Net asset value per share	$0.308	$0.345

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$187,865	$371,835	$352,068	$730,805
Interest income from control investments	112,879	49,597	211,168	72,677
Interest income paid-in-kind from control investments	17,510	51,949	34,572	85,271
Other income from non-control/non-affiliate investments	6,258	10,805	12,448	23,128
Other income from non-investment sources	739	857	2,607	1,544
Total investment income	325,251	485,043	612,863	913,425

OPERATING EXPENSES
Management fees	98,834	104,164	197,113	220,991
Administration fees	105,000	105,000	210,000	204,000
Audit fees	76,220	41,000	203,340	79,856
Legal fees	95,980	159,701	149,979	288,203
Valuation fees	34,450	-	86,920	-
Other professional fees	4,700	3,100	10,200	11,600
Directors’ fees	43,125	47,625	81,750	90,750
Insurance expense	32,937	24,599	63,194	54,039
Interest expense	2,198	15,012	2,198	15,355
Other general and administrative expenses	33,050	36,158	55,622	55,967
Total operating expenses	526,494	536,359	1,060,316	1,020,761

Net investment loss before tax	(201,243)	(51,316)	(447,453)	(107,336)
Income tax expense (benefit)	(23,169)	2,598	(21,794)	15,361
Net investment loss after taxes	(178,074)	(53,914)	(425,659)	(122,697)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(1,754,813)	23,248	(1,621,990)	456,848
Control investments	(2,040,885)	363,171	(2,344,159)	(173,593)
U.S. Treasury Bills	-	2,922	-	1,504
Net change in unrealized gain (loss) on investments	(3,795,698)	389,341	(3,966,149)	284,759
Net increase (decrease) in net assets resulting from operations	$(3,973,772)	$335,427	$(4,391,808)	$162,062

Net investment income (loss) per share
Basic	$(0.001)	$(0.000)	$(0.004)	$(0.001)
Diluted	$(0.001)	$(0.000)	$(0.004)	$(0.001)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.033)	$0.003	$(0.036)	$0.001
Diluted	$(0.033)	$0.003	$(0.036)	$0.001
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Net Assets at Beginning of Year	$41,554,951	$41,407,539

Increase/(decrease) in net assets resulting from operations:
Net investment loss	$(247,585)	$(68,783)
Net change in unrealized gain/(loss) on investments	(170,451)	(104,582)
Net increase/(decrease) in net assets resulting from operations	(418,036)	(173,365)

Total increase/(decrease) in net assets	(418,036)	(173,365)
Net assets at March 31	$41,136,915	$41,234,174

Increase/(decrease) in net assets resulting from operations:
Net investment loss	$(178,074)	$(53,914)
Net change in unrealized gain/(loss) on investments	(3,795,698)	389,341
Net increase/(decrease) in net assets resulting from operations	(3,973,772)	335,427

Total increase/(decrease) in net assets	(3,973,772)	335,427
Net assets at June 30	$37,163,143	$41,569,601

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(4,391,808)	$162,062
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments in:
Portfolio investments	(1,836,128)	(2,038,225)
U.S. Treasury Bills	-	(84,985,458)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	241,994	879,891
U.S. Treasury Bills	-	46,000,000
Net change in unrealized (gain)/loss on investments	3,966,149	(284,759)
Increase in investments due to PIK	(34,572)	(85,271)
Amortization of fixed income premium or discounts	-	7,159
Changes in other assets and liabilities:
Due from portfolio companies	(21,248)	(52,660)
Interest receivable	(29,324)	(36,554)
Prepaid expenses	(66,026)	(10,990)
Deferred tax asset	-	314,590
Taxes receivable	(25,000)	(303,077)
Accrued management fees	17,538	29,163
Accounts payable	(18,268)	7,310
Due to affiliates	-	53,898
Interest payable	-	3,862
Tax expense payable	(2,250)	(33,641)
Deferred fee income	(12,448)	26,873
Accrued expenses and other liabilities	74,788	9,481
Net cash used in operating activities	(2,136,603)	(40,336,346)

Cash flows from financing activities:
Short term payable for securities purchased	-	38,600,250
Insurance loan payable	-	(26,806)
Net cash provided by financing activities	-	38,573,444

Net decrease in cash and restricted cash	(2,136,603)	(1,762,902)
Cash and restricted cash at beginning of period	2,575,620	2,084,262
Cash and restricted cash at end of period	$439,017	$321,360

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$2,198	$11,493
Income tax paid	$19,544	$49,002

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2019

(Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$3,216,181	8.65%
Unsecured loan 5%, due 12/31/2019 (7)		$813,225	813,225	-	-%
Unsecured loan 5%, due 12/31/2019 (7)		$90,000	90,000	-	-%
Unsecured loan 8%, due 12/31/2019 (7)		$110,000	110,000	-	-%
Unsecured loan 8%, due 12/31/2019 (7)		$150,000	150,000	-	-%
Unsecured loan 10.75%, due 12/31/2019 (7)		$175,000	175,000	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,288,224	3,216,181	8.65%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (3) (7)	Medical Business Services	$1,516,144	1,516,144	1,516,144	4.08%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	818,049	2.20%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			4,226,523	818,049	2.20%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 12/31/2019 (7)	Energy Services	$14,000	14,000	14,000	0.04%
Common stock (5) (7)		100	2,525,481	1,880,240	5.06%
Total			2,539,481	1,894,240	5.10%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	4,486,612	12.07%
Revolving Loan, 8% Cash, due 12/31/2019(7)		$2,071,000	2,071,000	2,071,000	5.57%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,573,540	6,557,612	17.64%
Total control investments			27,143,912	14,002,226	37.67%

Non-control/non-affiliate investments
Capital Foundry Funding, LLC	Pittsburgh, PA
Second Lien Loan, US Prime Rate (4.25% floor) and 8.16% collateral management fee, due 4/21/2020	Financial Services	$1,000,000	1,000,000	1,000,000	2.69%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	6,412,844	17.26%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,267,791	19.56%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2019

(Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 9.0% cash, due 5/31/2020 (7)	Nickel Pipe,	$6,750,000	$6,750,000	$6,269,063	16.87%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	1,293,368	3.48%
Total			11,881,090	7,562,431	20.35%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	0.00%
Total non-control/non-affiliate investments			27,759,011	22,244,266	59.86%
Total Portfolio Investments			54,902,923	36,246,492	97.53%

Total Investments			$54,902,923	$36,246,492	97.53%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of June 30, 2019, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of June 30, 2019.

(6)	Represents an illiquid investment. At June 30, 2019, 100% of the total fair value of portfolio investments are illiquid.

(7)	Represents an investment valued using significant unobservable inputs.

(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2019

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of June 30, 2019.

	June 30, 2019
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$36,245,292	97.53%
Canada	1,200	0.00
Total	$36,246,492	97.53%

	June 30, 2019
Industry	Investments at Fair Value	Percentage of Net Assets

Nickel Pipe, Fittings and Flanges	$7,562,431	20.35%
Casual Dining	6,557,612	17.64
Real Estate Development	7,267,791	19.56
Storage Company Property Management	6,412,844	17.26
Staffing	3,216,181	8.65
Energy Services	1,894,240	5.10
Financial Services	1,000,000	2.69
Medical Business Services	2,334,193	6.28
Security	1,200	0.00
Total	$36,246,492	97.53%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2018

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5) (7)	Staffing	$4,500,000	4,500,000	$2,457,887	5.91%
Unsecured loan, 5%, due 12/31/2018 (7)		$813,225	813,225	652,277	1.57%
Unsecured loan, 5%, due 12/31/2018 (7)		$90,000	90,000	72,188	0.17%
Unsecured loan, 8%, due 12/31/2018 (7)		$150,000	150,000	124,115	0.30%
Unsecured loan, 8%, due 12/31/2018 (7)		$110,000	110,000	91,017	0.22%
Unsecured loan, 10.75%, due 12/31/2018 (7)		$175,000	175,000	148,866	0.36%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,288,224	3,546,350	8.53%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019 (3) (7)	Medical Business Services	$1,137,438	1,137,438	1,029,756	2.48%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	997,272	2.40%
Preferred Membership, Class B units (5) (7)		760	29,586	42,611	0.10%
Common Units (5) (7)		14,082	-	6,723	0.02%
Total			5,363,961	2,076,362	5.00%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018 (7)	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5) (7)		100	2,525,481	1,925,722	4.64%
Total			2,539,481	1,939,722	4.67%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	$6,352,944	6,689,793	16.09%
Revolving Loan, 8% Cash, due 12/31/2018 (7)		$1,821,000	1,821,000	1,465,452	3.53%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.000%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,323,540	8,155,245	19.62%
Total control investments			26,515,206	15,717,679	37.82%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3) (7)	Storage Company Property Management	$6,800,586	6,800,586	5,866,918	14.12%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,950,000	19.14%

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

June 30, 2019

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

June 30, 2019

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services - Investment Companies, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three and six months ended June 30, 2019 may not be indicative of the results ultimately achieved for the year ended December 31, 2019 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2019, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2018, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

June 30, 2019

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

June 30, 2019

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

The Company will periodically test its valuations of Level 3 investments through performing back testing of the sales of such investments by comparing the amounts realized against the most recent fair values reported, and if necessary, uses the findings to recalibrate its valuation procedures. On a quarterly basis, the Company engages the services of a nationally recognized third-party valuation firm to perform an independent valuation of the Company’s Level 3 investments. For the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations of the Company’s Level 3 investments. This valuation firm provides a range of values for selected investments, which is presented to the Valuation Committee to determine the value for each of the selected investments.

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

June 30, 2019

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	June 30,	December 31,
	2019	2018
Cash	$413,890	$2,575,620
Restricted Cash	25,127	-
Total Cash and Restricted Cash	$439,017	$2,575,620

As of June 30, 2019 restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC. As of December 31, 2018, there was no restricted cash.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. For the quarter ending June 30, 2019, the Company did not purchase any U. S Treasury Bills.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $6,258 and $10,805 for the three months ended June 30, 2019, and 2018, respectively. Income from such sources was $12,448 and $23,128 for the six months ended June 30, 2019, and 2018, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $739 and $857 for the three months ended June 30, 2019 and 2018, respectively. Income from such sources was $2,607 and $1,544 for the six months ended June 30, 2019 and 2018, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and six months ended June 30, 2019, PIK interest was $17,510 and $34,572, respectively. For the three and six months ended June 30, 2018 PIK interest was $51,949 and $85,271, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the three and six months ended June 30, 2019 and 2018 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three and six months ended June 30, 2019 and 2018, were incurred in the normal operating course of business and are included in professional fees on the Statement of Operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three and six months ended June 30, 2019 and 2018, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and six months ended June 30, 2019 and 2018, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

June 30, 2019

(Unaudited)

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

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 on this update eliminate, add and modify certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. Management has evaluated the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

The SEC recently completed a project to streamline disclosure requirements in regulations S-X and S-K, as part of release 33-10532. The SEC adopted amendments to certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements and U.S. GAAP. Management has adopted the new guidance where applicable and noted it did not have a material impact on the Company’s financial statement.

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

NOTE 4 – NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended June 30, 2019 and June 30, 2018 and the six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(3,973,772)	$335,427	$(4,391,808)	$162,062
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.033)	$0.003	$(0.036)	$0.001
Diluted	$(0.033)	$0.003	$(0.036)	$0.001

(1) Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2019

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2019 and December 31, 2018, respectively:

	As of June 30, 2019
	Level 1		Level 2	Level 3	Total
Portfolio Investments
First Lien Loans		$-	$-	$12,970,456	$12,970,456
Second Lien Loans		-	-	19,269,179	19,269,179
Unsecured Loans		-	-	14,000	14,000
Equity		-	-	3,992,857	3,992,857
Total Portfolio Investments		-	-	36,246,492	36,246,492
Total Investments	$		$-	$36,246,492	$36,246,492

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,022,163	$14,022,163
Second Lien Loans	-	-	18,103,815	18,103,815
Unsecured Loans	-	-	1,102,463	1,102,463
Equity	-	-	5,355,494	5,355,494
Total Portfolio Investments	-	-	38,583,935	38,583,935
Total Investments	$-	$-	$38,583,935	$38,583,935

During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2019 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Amortization	-	-	-	-	-
Purchases of investments	250,000	1,586,128	-	-	1,836,128
Sales of investments	-	(241,994)	-	-	(241,994)
Payment-in-kind interest	-	34,572	-	-	34,572
Change in unrealized gain (loss) on investments	(1,301,707)	(213,342)	(1,088,463)	(1,362,637)	(3,966,149)
Fair value at end of period	$12,970,456	$19,269,179	$14,000	$3,992,857	$36,246,492
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2019	$(1,301,707)	$(213,342)	$(1,088,463)	$(1,362,637)	$(3,966,149)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2018 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Amortization	(29,717)	-	-	-	(29,717)
Purchases of investments	200,000	600,000	1,338,225	-	2,138,225
Sales of investments	-	(1,000,000)	(879,891)	-	(1,879,891)
Payment-in-kind interest	136,172	52,181	-	-	188,353
Realized gain (loss)	-	-	-	-	-
Change in unrealized gain (loss) on investments	(1,249,510)	(699,558)	(103,427)	1,268,700	(783,795)
Transfer due to restructuring	-	485,256	(485,256)	-	-
Fair value at end of year	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2018	$(1,249,510)	$(699,559)	$(249,762)	$1,268,700	$(930,131)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,412,844	Discounted Cash Flow	Discount Rate	17.00%-22.00% (19.50%)
	6,557,612	Enterprise Value Coverage	EV / CFY STORE LEVEL EBITDAR	4.25x-4.75x (4.5x)
			Location Value	$550,000-$650,000 ($600,000)
Total	12,970,456

Second Lien Loans	14,536,853	Discounted Cash Flow	Discount Rate	13.40%-19.27% (17.55%)
	4,732,325	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x (0.35x)
			EV / LTM EBITDA multiple	9.50x-10.50x (10.00x)
Total	19,269,178

Unsecured Loan	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x (0.35x)
	14,000	Appraisal Value Coverage	Cost Approach	$1,440,000-$1,760,000 ($1,600,000)
Total	14,000

Equity	2,111,418	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x (0.35x)
			EV / LTM EBITDA multiple	9.50x-10.50x (10.00x)
			EV / CFY EBITDA	8.25x-9.25x (8.75x)
			EV / CFY STORE LEVEL EBITDAR	4.25x-4.75x (4.50x)
			Location Value	$550,000-$650,000 ($600,000)
	1,880,240	Appraisal Value Coverage	Sales Comparison Approach	$1,413,000-$1,727,000 ($1,570,000)
Total	3,991,658
Total Level 3 Investments	$36,245,292

For the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations for the Company’s Level 3 investments.  The models and methodologies changed for some of the valuations of portfolio investments which are reflected in this table.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of June 30, 2019.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$14,022,163	Discounted Cash Flow	Discount Rate	35.6%-48.6%(44.3%)
Total	14,022,163

Second Lien Loans	7,950,000	Market Approach	Real Estate Appraisal Values	N/A
	10,153,815	Discounted Cash Flow	Discount Rate	10.6%-38.5%(19.6%)
Total	18,103,815

Unsecured Loans	1,088,463	Discounted Cash Flow	Discount Rate	31.6%
	14,000	Market Approach	Real Estate Appraisal Values	N/A
Total	1,102,463

Equity	3,428,572	Discounted Cash Flow	Discount Rate	10.1%-12.2%(10.7%)
		Market Approach	Enterprise Value/Revenue Multiples	0.7x
		Market Approach	Enterprise Value/EBITDA Multiples	6.2x -8.5x (7.4x)
		Black-Scholes Option	Volatility	21.9%-31.1%(24.7%)
		Pricing Model	Discount for Lack of Marketability	5.0%-20.0%(15.4%)
	1,925,722	Market Approach	Real Estate Appraisal Values	N/A

Total	5,354,294
Total Level 3 Investments	$38,582,735

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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

June 30, 2019

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

Management fees earned by House Hanover for the three months ended June 30, 2019 and June 30, 2018 were $98,834 and $104,164, respectively. Management fees earned by House Hanover for the six months ended June 30, 2019 and June 30, 2018 were $197,113 and $220,991, respectively.

As of June 30, 2019 and December 31, 2018, management fees of $98,834 and $81,296, respectively, were payable to House Hanover. As of June 30, 2019 and December 31, 2018, management fees of $19,282 and $19,282, respectively, were payable to Princeton Advisory Group, Inc., our former investment advisor.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

June 30, 2019

(Unaudited)

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

Administration fees were $67,500 and fees to the Sub-Administrator were $37,500 for the three months ended June 30, 2019, as shown on the Statements of Operations under administration fees. Administration fees were $135,000 and fees to the Sub-Administrator were $75,000 for the six months ended June 30, 2019, as shown on the Statements of Operations under administration fees.

Administration fees were $67,500 and fees to the Sub-Administrator were $37,500 for the three months ended June 30, 2018, as shown on the Statements of Operations under administration fees. Administration fees were $129,000 and fees to the Sub-Administrator were $75,000 for the six months ended June 30, 2018, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2019, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.341	$0.342
Net investment loss	(0.001)	0.000
Change in unrealized loss	(0.032)	0.003
Net asset value at end of period	$0.308	$0.345
Total return based on net asset value (2)	(9.7)%	0.9%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$37,163,143	$41,569,601
Average net assets	$41,093,247	$41,237,820
Annualized ratio of net operating expenses to average net assets	5.1%	5.3%
Annualized ratio of net investment loss to average net assets	(1.7)%	(0.5)%
Annualized ratio of net investment loss to average net assets, excluding other income from non-investment sources	(1.7)%	(0.5)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.2%	4.1%
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(38.8)%	3.3%
Portfolio Turnover	0.15%	0.96%

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.345	$0.344
Net investment loss	(0.004)	(0.001)
Change in unrealized gain (loss)	(0.033)	0.002
Net asset value at end of period	$0.308	$0.345
Total return based on net asset value (2)	(10.7)%	0.3%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$37,163,143	$41,569,601
Average net assets	$41,320,514	$41,321,273
Annualized ratio of net operating expenses to average net assets (3)	5.2%	5.0%
Annualized ratio of net investment loss to average net assets(3)	(2.1)%	(0.6)%
Annualized ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources	(2.1)%	(0.6)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.2%	3.8%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets(3)	(21.4)%	0.8%
Portfolio Turnover	0.15%	0.97%

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of June 30, 2019. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. As of June 30, 2019, the guaranteed amount was reduced to $78,054.

Legal Proceedings

As of June 30, 2019, there were no material legal proceedings against the Company or any of its officers or directors.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

The Company has determined that Rockfish Seafood Grill, Inc., one of its four majority owned or control portfolio companies were considered significant subsidiaries at the 20% level at June 30, 2019 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.
	Six months Ended June 30, 2019	Six months Ended June 30, 2018
	(unaudited)	(unaudited)
Income Statement
Net Revenue	$10,192	$10,721
Gross Profit	7,199	7,470
Net Income (Loss)	(1,008)	(510)

NOTE 10 – SUBSEQUENT EVENTS

Effective July 1, 2019, the Company amended the Rockfish Seafood Grill, Inc. (“RSG”) Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $2,171,000 for working capital and to allow RSG to PIK interest until December 31, 2019. The Company also funded $100,000 on the RSG Revolver, making it fully funded.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2018 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2019.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at June 30, 2019	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2018	Purchases (2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2019
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,457,887	$-	$-	$758,294	$3,216,181
Unsecured loan 5%, due 12/31/2019	$813,225	20,164	652,277	-	-	(652,277)	-
Unsecured loan 5%, due 12/31/2019	$90,000	2,232	72,188	-	-	(72,188)	-
Unsecured loan 8%, due 12/31/2019	$150,000	5,951	124,115	-	-	(124,115)	-
Unsecured loan 8%, due 12/31/2019	$110,000	4,364	91,017	-	-	(91,017)	-
Unsecured loan 10.75%, due 12/31/2019	$175,000	9,329	148,866	-	-	(148,866)	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020	$1,516,144	125,900	1,029,756	620,700	(241,994)	107,682	1,516,144
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	997,272	-	-	(179,223)	818,049
Preferred Membership – Class B units (3)	760	-	42,611	-	-	(42,611)	-
Common Units (3)	14,082	-	6,723	-	-	(6,723)	-
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 12/31/2019	$14,000	844	14,000	-	-	-	14,000
Common Stock (3)	100	-	1,925,722	-	-	(45,482)	1,880,240
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,689,793	-	-	(2,203,181)	4,486,612
Revolving Loan, 8% Cash, due 12/31/2019	$2,071,000	76,956	1,465,452	250,000	-	355,548	2,071,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-
Total Control Investments		$245,740	$15,717,679	$870,700	$(241,994)	$(2,344,159)	$14,002,226

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

At June 30, 2019, the Company had investments in 9 portfolio companies. The total cost and fair value of the total investments were approximately $54.9 million and $36.2 million, respectively. The composition of our investments by asset class as of June 30, 2019 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,224,530	$12,970,456	35.8%
Second Lien Loans	21,842,279	19,269,179	53.2
Unsecured Loans	1,352,225	14,000	0.0
Equity	16,483,889	3,992,857	11.0
Total Portfolio Investments	$54,902,923	$36,246,492	100.0%

At December 31, 2018, the Company had investments in 8 portfolio companies. The total cost and fair value of the total investments were approximately $53.3 million and $38.6 million, respectively. The composition of our investments by asset class as of December 31, 2018 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$14,974,530	$14,022,163	36.3%
Second Lien Loans	20,463,573	18,103,815	46.9
Unsecured Loans	1,352,225	1,102,463	2.9
Equity	16,483,889	5,355,494	13.9
Total Portfolio Investments	$53,274,217	$38,583,935	100.0%

At June 30, 2019, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 9.99% of which approximately 9.43% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2018, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 11.18% of which approximately 10.03% is current cash interest, all bearing a fixed rate of interest.

At June 30, 2019 and December 31, 2018, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the six months ended June 30, 2019 are as follows:

●	On February 28, 2019, the Company made a loan to Capital Foundry Funding, LLC and CF Energy Finance, LLC (together, “Capital Foundry”) in the amount of $1,000,000. The loan will bear an interest rate of Prime as published in the Wall Street Journal with a floor of 4.25% and has a collateral management fee of 0.68% per month. This loan is secured by a second-priority collateral assignment of all loan documents between Capital Foundry and its various borrowers. The Company has also obtained an unlimited guaranty from Capital Foundry, LLC, along with personal guaranties form the principals of Capital Foundry that reduces as additional equity is put into their loan portfolio. The maturity date on the loan is April 21, 2020.

●	On March 1, 2019, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $586,128. This amount was consolidated in to the existing second lien loan outstanding from Dominion. Dominion has agreed to pay $35,000 per month, beginning on June 30, 2019, plus approximately $258,000 from expected federal tax refunds until the principal amount of this new loan is paid in full. The maturity date of the loan was also extended until March 31, 2020.

●	On March 8, 2019, the Company received a payment of $258,774 from Dominion related to their agreement to pay the Company that amount from expected federal tax refunds. Of this amount, $47,000 was applied to outstanding invoices from the Company to Dominion related to legal fee reimbursement with the remaining $211,744 applied to principal and interest on the outstanding second lien loan.

●	On March 19, 2019, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,921,000 for restaurant improvements and enhancements and to extend the maturity date to December 31, 2019.

●	On March 19, 2019, the Company entered into a letter agreement with regards to the promissory note with PCC SBH Sub, Inc. to extend the maturity date to December 31, 2019.

●	On March 20, 2019, the Company entered into a letter agreement with regards to all outstanding bridge loans to Advantis Certified Staffing Solutions, Inc. to extend their maturity dates to December 31, 2019.

●	On March 21, 2019, the Company funded $100,000 on the RSG Revolver, making it fully funded.

●	On May 17, 2019, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $2,071,000 for restaurant improvements and enhancements and funded $150,000, making it fully funded.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019			As of December 31, 2018
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$	—	—	$—	—	—
2	8,799,207	24.28%	4	7,709,928	19.98%	3
3	—	—	—	—	—	—
4	23,454,428	64.71%	4	25,518,513	66.14%	4
5	—	—	—	—	—	—
	$32,253,635	88.99%	8	$33,228,441	86.12%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2019 we had 4 loans on non-accrual status and as of December 31, 2018, we had 3 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

	Three Months Ended June 30, 2019 (unaudited)		Three Months Ended June 30, 2018 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$318,254	$0.003	$473,381	$0.004
Other income	6,997	0.000	11,662	0.000
Total investment income	325,251	0.003	485,043	0.004

Operating expenses
Management fees	98,834	0.001	104,164	0.001
Other professional fees	4,700	0.000	3,100	0.000
Audit fees	76,220	0.001	41,000	0.000
Legal fees	95,980	0.001	159,701	0.001
Administration fees	105,000	0.001	105,000	0.002
Valuation fees	34,450	0.000	-	0.000
Directors’ fees	43,125	0.000	47,625	0.000
Insurance expense	32,937	0.000	24,599	0.000
Interest expense	2,198	0.000	15,012	0.000
Other general and administrative expenses	33,050	0.000	36,158	0.000
Total net operating expenses	526,494	0.004	536,359	0.004

Net investment loss before tax	(201,243)	(0.002)	(51,316)	(0.000)
Income tax expense	(23,169)	0.000	2,598	$0.000
Net investment loss after tax	$(178,074)	$(0.001)	$(53,914)	$(0.000)
Net change in unrealized gain (loss)	$(3,795,698)	$(0.032)	$389,341	$0.003
Net increase decrease in net assets resulting from operations	$(3,973,772)	$(0.033)	$335,427	0.003

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended June 30, 2019 and June 30, 2018, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $17,510 and $51,949 for the three months ended June 30, 2019 and 2018, respectively.

Operating Expenses

Total net operating expenses decreased from $536,359 for the three months ended June 30, 2018 to $526,494 for the three months ended June 30, 2019. The decrease is primarily due to a decrease in legal fees and interest expense, which was partially offset by increases in valuation and audit fees, for the three months ended June 30, 2019.

Total operating expenses per share was $0.004 per share for the three months ended June 30, 2018, and for the three months ended June 30, 2019.

Net Investment Income (Loss)

Net investment loss (after tax) increased from a loss of $53,914 for the three months ended June 30, 2018 to a loss of $178,074 for the three months ended June 30, 2019. This increase in a loss was primarily due to a decrease in interest income, and to a lesser extent a decrease in legal fees and interest expense, which was partially offset by increases in valuation and audit fees for the three months ended June 30, 2019.

Net investment loss (after tax) per share increased from $0.000 to $0.002 for three months ended June 30, 2018 and 2019, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2019 and 2018, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $3,795,698 for the three months ended June 30, 2019 primarily in connection with losses of $682,209, $1,970,074 and $1,365,280 on Lone Star Brewery Development Inc., Rockfish Seafood Grill, Inc. and Performance Alloys, LLC, which were partially offset by gains of $292,676 and $124,621 from Great Value Storage, LLC and Dominion Medical Management, Inc.

Net change in unrealized gain (loss) on investments totaled a gain of $389,341 for the three months ended June 30, 2018 primarily in connection with gains of $377,970, $75,504 and $51,079 in PCC SBH Sub., Performance Alloys, LLC and Rockfish Seafood Grill, Inc. and Rockfish Holdings, LLC (collectively, "Rockfish"), respectively, which were partially offset by losses of $80,444 on Great Value Storage, LLC.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

	Six Months Ended June 30, 2019 (unaudited)		Six Months Ended June 30, 2018 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$597,808	$0.005	$888,753	$0.007
Other income	15,055	0.000	24,672	0.000
Total investment income	612,863	0.005	913,425	0.007

Operating expenses
Management fees	197,113	0.002	220,991	0.002
Other professional fees	10,200	0.000	11,600	0.000
Audit fees	203,340	0.002	79,856	0.001
Legal fees	149,979	0.001	288,203	0.002
Administration fees	210,000	0.002	204,000	0.002
Valuation fees	86,920	0.001	-	0.000
Directors’ fees	81,750	0.001	90,750	0.001
Insurance expense	63,194	0.000	54,039	0.000
Interest expense	2,198	0.000	15,355	0.000
Other general and administrative expenses	55,622	0.000	55,967	0.000
Total net operating expenses	1,060,316	0.009	1,020,761	0.008

Net investment loss before tax	(447,453)	(0.004)	(107,336)	(0.001)
Income tax expense	(21,794)	0.000	15,361	$0.000
Net investment loss after tax	$(425,659)	$(0.004)	$(122,697)	$(0.001)
Net change in unrealized gain (loss)	$(3,966,149)	$(0.033)	$284,759	$0.002
Net increase decrease in net assets resulting from operations	$(4,391,808)	$(0.036)	$162,062	0.001

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the six months ended June 30, 2019 and June 30, 2018, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $34,572 and $85,271 for the six months ended June 30, 2019 and 2018, respectively.

Operating Expenses

Total net operating expenses increased from $1,020,761 for the six months ended June 30, 2018 to $1,060,316 for the six months ended June 30, 2019. The increase is primarily due to an increase in audit and valuation fees, which was partially offset by decreases in legal and management fees, for the six months ended June 30, 2019.

Total operating expenses per share was $0.008 per share for the six months ended June 30, 2018 to $.0009 per share for the six months ended June 30, 2019.

Net Investment Income (Loss)

Net investment loss (after tax) increased from a loss of $122,697 for the six months ended June 30, 2018 to a loss of $425,659 for the six months ended June 30, 2019. This increase in a loss was primarily due to a decrease in interest income, and to a lesser extent an increase in audit and valuation fees, which was partially offset by decreases in legal and management fees, for the six months ended June 30, 2019.

Net investment loss (after tax) per share increased from $0.001 per share to $0.004 per share for the six months ended June 30, 2018 and 2019, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the six months ended June 30, 2019 and 2018, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $3,966,149 for the six months ended June 30, 2019 primarily in connection with losses of $682,209, $1,847,633 and $1,485,707 on Lone Star Brewery Development Inc., Rockfish Seafood Grill, Inc. and Performance Alloys, LLC, which were partially offset by gains of $545,926 and $107,682 from Great Value Storage, LLC and Dominion Medical Management, Inc.

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

As of June 30, 2019, we had $413,890 in cash and $25,127 in restricted cash, and our net assets totaled $37,163,143. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of June 30, 2019, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the six months ended June 30, 2019 and 2018, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended June 30, 2019 and June 30, 2018 were $98,834 and $104,164, respectively. Management fees earned by House Hanover for the six months ended June 30, 2019 and June 30, 2018 were $197,113 and $220,991, respectively.

As of June 30, 2019 and December 31, 2018, management fees of $98,834 and $81,296, respectively, were payable to House Hanover. As of June 30, 2019 and December 31, 2018, management fees of $19,282 and $19,282, respectively, were payable to Princeton Advisory Group, Inc., our former investment advisor.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, that are provided by a nationally recognized independent valuation firm. For the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations of the Company’s Level 3 investments. This valuation firm provides a range of values for selected investments, which is presented to the Valuation Committee to determine the value for each of the selected investments.

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

Recent Developments

Portfolio Activity

On May 17, 2019, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit to increase the maximum principal amount to $2,071,000 for restaurant improvements and enhancements and funded $150,000 to make it fully funded.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of June 30, 2019, we had 1 debt investment which bore interest at a variable rate, representing approximately $1,000,000 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of June 30, 2019. The below table illustrates the effect such assumed rate changes would have on an annual basis.

US Prime Rate Increase (Decrease)	Increase (Decrease) on Net Investment Income (1)
3.00%	$30,000
2.00%	$20,000
1.00%	$10,000
(1.00)%	$(10,000)
(2.00)%	$(12,500)
(3.00)%	-

(1)	The decrease on Net Investment Income is limited due to a payable rate on our one variable rate debt instrument of the prime rate as published in the Wall Street Journal that has a rate floor of 4.25%.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2019), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2019, there were no material legal proceedings against the Company or any of its officers or directors.

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

Dated: August 14, 2019	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2019	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)