Form 10-Q
period 2019-09-30
PRINCETON CAPITAL CORP
filed 2019-11-13
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of November 13, 2019 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019 (unaudited)	December 31, 2018

ASSETS
Control investments at fair value (cost of $27,395,315 and $26,515,206, respectively)	$13,475,762	$15,717,679
Non-control/non-affiliate investments at fair value (cost of $27,759,011 and $26,759,011, respectively)	20,330,460	22,866,256
Total investments at fair value (cost of $55,154,326 and $53,274,217, respectively)	33,806,222	38,583,935
Cash	323,667	2,575,620
Restricted cash	25,201	-
Due from portfolio companies	196,520	268,001
Interest receivable	513,560	503,898
Taxes receivable	40,673	15,673
Prepaid expenses	58,775	23,552
Total assets	34,964,618	41,970,679

LIABILITIES
Accrued management fees	214,171	100,578
Accounts payable	217,118	209,367
Due to affiliates	135,000	67,500
Tax expense payable	4,125	5,000
Deferred fee income	9,354	28,129
Accrued expenses and other liabilities	37,987	5,154
Total liabilities	617,755	415,728

Net assets	$34,346,863	$41,554,951

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at September 30, 2019 and December 31, 2018)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(745,622)	(745,622)
Distributions in excess of net investment income	(8,548,781)	(7,998,515)
Accumulated unrealized gain (loss) on investments	(21,348,104)	(14,690,282)
Total net assets	$34,346,863	$41,554,951
Net asset value per share	$0.285	$0.345

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$189,199	$399,864	$541,267	$1,063,486
Interest income paid-in-kind from non-control/non-affiliate investments	-	34,407	-	101,590
Interest income from control investments	21,605	92,287	192,460	232,147
Interest income paid-in-kind from control investments	45,090	16,918	119,975	35,006
Other income from non-control/non-affiliate investments	6,328	10,872	18,776	34,000
Other income from non-investment sources	402	665	3,009	2,209
Total investment income	262,624	555,013	875,487	1,468,438

OPERATING EXPENSES
Management fees	96,055	100,462	293,168	321,453
Administration fees	105,000	105,000	315,000	309,000
Audit fees	31,240	40,500	234,580	120,356
Tax preparation fees	-	3,750	-	15,350
Legal fees	12,695	144,831	162,674	433,034
Valuation fees	42,000	178,610	128,920	178,610
Other professional fees	-	-	10,200	-
Directors’ fees	35,625	38,625	117,375	129,375
Insurance expense	32,679	33,716	95,873	87,755
Interest expense	996	24,840	3,194	40,195
Other general and administrative expenses	29,516	23,334	85,138	79,301
Total operating expenses	385,806	693,668	1,446,122	1,714,429

Net investment loss before tax	(123,182)	(138,655)	(570,635)	(245,991)
Income tax expense (benefit)	1,425	1,250	(20,369)	16,611
Net investment loss after taxes	(124,607)	(139,905)	(550,266)	(262,602)

Net realized loss on:
Non-control/non-affiliate investments	-	(108,356)	-	(108,356)
Total net realized loss	-	(108,356)	-	(108,356)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(1,913,806)	173,214	(3,535,796)	630,062
Control investments	(777,867)	(42,430)	(3,122,026)	(216,023)
U.S. Treasury Bills	-	(970)	-	534
Net change in unrealized gain (loss) on investments	(2,691,673)	129,814	(6,657,822)	414,573
Net increase (decrease) in net assets resulting from operations	$(2,816,280)	$(118,447)	$(7,208,088)	$43,615

Net investment loss per share
Basic	$(0.001)	$(0.001)	$(0.005)	$(0.002)
Diluted	$(0.001)	$(0.001)	$(0.005)	$(0.002)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.023)	$(0.001)	$(0.060)	$0.000
Diluted	$(0.023)	$(0.001)	$(0.060)	$0.000
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Net assets at beginning of year	$41,554,951	$41,407,539

Decrease in net assets resulting from operations:
Net investment loss	$(247,585)	$(68,783)
Net change in unrealized loss on investments	(170,451)	(104,582)
Net decrease in net assets resulting from operations	(418,036)	(173,365)

Total decrease in net assets	(418,036)	(173,365)
Net assets at March 31	$41,136,915	$41,234,174

Increase/(decrease) in net assets resulting from operations:
Net investment loss	$(178,074)	$(53,914)
Net change in unrealized gain/(loss) on investments	(3,795,698)	389,341
Net increase/(decrease) in net assets resulting from operations	(3,973,772)	335,427

Total increase/(decrease) in net assets	(3,973,772)	335,427
Net assets at June 30	$37,163,143	$41,569,601

Decrease in net assets resulting from operations:
Net investment loss	$(124,607)	$(139,905)
Net realized loss on investments	-	(108,356)
Net change in unrealized gain/(loss) on investments	(2,691,673)	129,814
Net decrease in net assets resulting from operations	(2,816,280)	(118,447)

Total decrease in net assets	(2,816,280)	(118,447)
Net assets at September 30	$34,346,863	$41,451,154

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$(7,208,088)	$43,615
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments in:
Portfolio investments	(2,016,128)	(2,138,225)
Escrow payment on securities sold	-	(108,356)
U.S. Treasury Bills	-	(118,972,831)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	255,994	879,891
U.S. Treasury Bills	-	85,000,000
Net realized gain on investments	-	108,356
Net change in unrealized (gain)/loss on investments	6,657,822	(414,573)
Increase in investments due to PIK	(119,975)	(136,595)
Amortization of fixed income premium or discounts	-	1,372
Changes in other assets and liabilities:
Due from portfolio companies	71,481	(54,497)
Interest receivable	(9,662)	(73,583)
Prepaid expenses	(35,223)	23,422
Deferred tax asset	-	314,590
Taxes receivable	(25,000)	(15,673)
Accrued management fees	113,593	129,626
Accounts payable	7,751	385,062
Due to affiliates	67,500	53,898
Interest payable	-	7,459
Tax expense payable	(875)	(32,391)
Deferred fee income	(18,775)	16,000
Accrued expenses and other liabilities	32,833	(5,707)
Net cash used in operating activities	(2,226,752)	(34,989,140)

Cash flows from financing activities:
Short term payable for securities purchased	-	33,647,373
Insurance loan payable	-	(26,806)
Net cash provided by financing activities	-	33,620,567

Net decrease in cash and restricted cash	(2,226,752)	(1,368,573)
Cash and restricted cash at beginning of period	2,575,620	2,084,262
Cash and restricted cash at end of period	$348,868	$715,689

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$3,194	$47,654
Income tax paid	$7,166	$49,002

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2019

(Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$3,055,344	8.90%
Unsecured loan 5%, due 12/31/2019 (7)		$813,225	813,225	-	-%
Unsecured loan 5%, due 12/31/2019 (7)		$90,000	90,000	-	-%
Unsecured loan 8%, due 12/31/2019 (7)		$110,000	110,000	-	-%
Unsecured loan 8%, due 12/31/2019 (7)		$150,000	150,000	-	-%
Unsecured loan 10.75%, due 12/31/2019 (7)		$175,000	175,000	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,288,224	3,055,344	8.90%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	1,510,529	4.40%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	1,510,529	4.40%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,642,434	4.78%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	4,931,330	14.36%
Revolving Loan, 8% PIK, due 12/31/2019(3) (7)		$2,336,403	2,336,403	2,336,125	6.80%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,838,943	7,267,455	21.16%
Total control investments			27,395,315	13,475,762	39.24%

Non-control/non-affiliate investments
Capital Foundry Funding, LLC	Pittsburgh, PA
Second Lien Loan, US Prime Rate (4.25% floor) and 8.16% collateral management fee, due 4/21/2020	Financial Services	$1,000,000	1,000,000	1,000,000	2.91%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	6,236,258	18.16%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,547,531	21.97%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2019

(Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 9.0% cash, due 5/31/2020 (7)	Nickel Pipe,	$6,750,000	$6,750,000	$5,545,471	16.15%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	-	-%
Total			11,881,090	5,545,471	16.15%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			27,759,011	20,330,460	59.19%
Total Portfolio Investments			55,154,326	33,806,222	98.43%

Total Investments			$55,154,326	$33,806,222	98.43%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of September 30, 2019, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of September 30, 2019.
(6)	Represents an illiquid investment. At September 30, 2019, 100% of the total fair value of portfolio investments are illiquid.
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2019

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of September 30, 2019.

	September 30, 2019
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$33,805,022	98.43%
Canada	1,200	0.00
Total	$33,806,222	98.43%

	September 30, 2019
Industry	Investments at Fair Value	Percentage of Net Assets

Nickel Pipe, Fittings and Flanges	$5,545,471	16.15%
Casual Dining	7,267,455	21.16
Real Estate Development	7,547,531	21.97
Storage Company Property Management	6,236,258	18.16
Staffing	3,055,344	8.90
Energy Services	1,642,434	4.78
Medical Business Services	1,510,529	4.40
Financial Services	1,000,000	2.91
Security	1,200	0.00
Total	$33,806,222	98.43%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2018

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5) (7)	Staffing	$4,500,000	4,500,000	$2,457,887	5.91%
Unsecured loan, 5%, due 12/31/2018 (7)		$813,225	813,225	652,277	1.57%
Unsecured loan, 5%, due 12/31/2018 (7)		$90,000	90,000	72,188	0.17%
Unsecured loan, 8%, due 12/31/2018 (7)		$150,000	150,000	124,115	0.30%
Unsecured loan, 8%, due 12/31/2018 (7)		$110,000	110,000	91,017	0.22%
Unsecured loan, 10.75%, due 12/31/2018 (7)		$175,000	175,000	148,866	0.36%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,288,224	3,546,350	8.53%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019 (3) (7)	Medical Business Services	$1,137,438	1,137,438	1,029,756	2.48%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	997,272	2.40%
Preferred Membership, Class B units (5) (7)		760	29,586	42,611	0.10%
Common Units (5) (7)		14,082	-	6,723	0.02%
Total			5,363,961	2,076,362	5.00%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018 (7)	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5) (7)		100	2,525,481	1,925,722	4.64%
Total			2,539,481	1,939,722	4.67%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	$6,352,944	6,689,793	16.09%
Revolving Loan, 8% Cash, due 12/31/2018 (7)		$1,821,000	1,821,000	1,465,452	3.53%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.000%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,323,540	8,155,245	19.62%
Total control investments			26,515,206	15,717,679	37.82%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3) (7)	Storage Company Property Management	$6,800,586	6,800,586	5,866,918	14.12%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,950,000	19.14%

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

September 30, 2019

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, our goal is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2018 tax year and was taxed as a corporation under Subchapter C of the Code for 2018. We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

From June 9, 2016 through December 31, 2017, Princeton Advisory Group, Inc., a New Jersey corporation (“Princeton Advisory Group”) acted as the Company’s investment advisor pursuant to the terms of an investment advisory agreement between the Company and Princeton Advisory Group (the “PAG Investment Advisory Agreement”).

On December 27, 2017, the board of directors of the Company (the “Board”) determined that it would be in the best interests of the Company and its stockholders to terminate the PAG Investment Advisory Agreement and terminated Princeton Advisory Group as the Company’s investment advisor, effective as of December 31, 2017 at 11:59 p.m. Eastern Time. Also on December 27, 2017, the Board approved (specifically in accordance with Rule 15a-4(b)(1)(ii) of the Investment Company Act) and authorized the Company to enter into an Interim Investment Advisory Agreement between the Company and House Hanover, LLC, a Delaware limited liability company (“House Hanover”) (the “Interim Investment Advisory Agreement”), in accordance with Rule 15a-4 of the Investment Company Act. The effective date of the Interim Investment Advisory Agreement was January 1, 2018.

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

September 30, 2019

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services - Investment Companies, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three and nine months ended September 30, 2019 may not be indicative of the results ultimately achieved for the year ended December 31, 2019 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2019, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of September 30, 2018, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

September 30, 2019

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

September 30, 2019

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

The Company will periodically test its valuations of Level 3 investments through performing back testing of the sales of such investments by comparing the amounts realized against the most recent fair values reported, and if necessary, uses the findings to recalibrate its valuation procedures. On a quarterly basis, the Company engages the services of a nationally recognized third-party valuation firm to perform an independent valuation of the Company’s Level 3 investments. Beginning with the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations of the Company’s Level 3 investments. This valuation firm provides a range of values for selected investments, which is presented to the Valuation Committee to determine the value for each of the selected investments.

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

September 30, 2019

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30,	December 31,
	2019	2018
Cash	$323,667	$2,575,620
Restricted Cash	25,201	-
Total Cash and Restricted Cash	$348,868	$2,575,620

As of September 30, 2019 restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC. As of December 31, 2018, there was no restricted cash.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. For the quarter ending September 30, 2019, the Company did not purchase any U. S Treasury Bills.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $6,328 and $10,872 for the three months ended September 30, 2019, and 2018, respectively. Income from such sources was $18,776 and $34,000 for the nine months ended September 30, 2019, and 2018, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $402 and $665 for the three months ended September 30, 2019 and 2018, respectively. Income from such sources was $3,009 and $2,209 for the nine months ended September 30, 2019 and 2018, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and nine months ended September 30, 2019, PIK interest was $45,090 and $119,975, respectively. For the three and nine months ended September 30, 2018 PIK interest was $51,325 and $136,596, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the three and nine months ended September 30, 2019 and 2018 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three and nine months ended September 30, 2019 and 2018, were incurred in the normal operating course of business and are included in legal fees on the Statement of Operations.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The Company did not meet the qualifications of a RIC for the 2018 tax year and was taxed as a corporation under Subchapter C of the Code. The failure to qualify as a RIC, however, did not impact the 2018 tax year as the Company used net operating losses and capital losses from 2017 that it carried forward to offset taxable income. As a result of the losses incurred for the year ended December 31, 2017, the Company intends to carry forward the net operating losses to future periods in which the Company generates taxable income to reduce its tax liability.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three and nine months ended September 30, 2019 and 2018, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and nine months ended September 30, 2019 and 2018, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

September 30, 2019

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

The SEC recently completed a project to streamline disclosure requirements in regulations S-X and S-K, as part of release 33-10532. The SEC adopted amendments to certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements and U.S. GAAP. Management has adopted the new guidance where applicable and noted it did not have a material impact on the Company’s financial statements.

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

NOTE 4 – NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended September 30, 2019 and September 30, 2018 and the nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(2,816,280)	$(118,447)	$(7,208,088)	$43,615
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.023)	$(0.001)	$(0.060)	$0.000
Diluted	$(0.023)	$(0.001)	$(0.060)	$0.000

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2019 and December 31, 2018, respectively:

	As of September 30, 2019
	Level 1		Level 2	Level 3	Total
Portfolio Investments
First Lien Loans		$-	$-	$13,503,713	$13,503,713
Second Lien Loans		-	-	18,658,875	18,658,875
Unsecured Loans		-	-	-	-
Equity		-	-	1,643,634	1,643,634
Total Portfolio Investments		-	-
Total Investments	$		$-	$33,806,222	$33,806,222

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,022,163	$14,022,163
Second Lien Loans	-	-	18,103,815	18,103,815
Unsecured Loans	-	-	1,102,463	1,102,463
Equity	-	-	5,355,494	5,355,494
Total Portfolio Investments	-	-	38,583,935	38,583,935
Total Investments	$-	$-	$38,583,935	$38,583,935

During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2019 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Amortization	-	-	-	-	-
Purchases of investments	430,000	1,586,128	-	-	2,016,128
Sales of investments	-	(241,994)	(14,000)	-	(255,994)
Payment-in-kind interest	85,403	34,572	-	-	119,975
Change in unrealized gain (loss) on investments	(1,033,853)	(823,646)	(1,088,463)	(3,711,860)	(6,657,822)
Fair value at end of period	$13,503,713	$18,658,875	$-	$1,643,634	$33,806,222
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2019	$(1,033,853)	$(823,646)	$(1,088,463)	$(3,711,860)	$(6,657,822)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2018 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Amortization	(29,717)	-	-	-	(29,717)
Purchases of investments	200,000	600,000	1,338,225	-	2,138,225
Sales of investments	-	(1,000,000)	(879,891)	-	(1,879,891)
Payment-in-kind interest	136,172	52,181	-	-	188,353
Realized gain (loss)	-	-	-	-	-
Change in unrealized gain (loss) on investments	(1,249,510)	(699,558)	(103,427)	1,268,700	(783,795)
Transfer due to restructuring	-	485,256	(485,256)	-	-
Fair value at end of year	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2018	$(1,249,510)	$(699,559)	$(249,762)	$1,268,700	$(930,131)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,236,258	Discounted Cash Flow	Discount Rate	17.00%-25.00% (21.00%)
	7,267,455	Enterprise Value Coverage	EV / CFY STORE LEVEL EBITDAR	4.50x-5.00x (4.75x)
			Location Value	$750,000-$850,000 ($800,000)
Total	13,503,713

Second Lien Loans	8,547,531	Discounted Cash Flow	Discount Rate	13.15%-18.76% (17.25%)
	10,111,344	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x (0.35x)
			EV / LTM EBITDA multiple	8.50x-9.50x (9.00x)
			EV / CFY EBITDA	8.25x-9.25x (8.75x)
Total	18,658,875

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x (0.35x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x (0.35x)
			EV / LTM EBITDA multiple	8.50x-9.50x (9.00x)
			EV / CFY EBITDA	8.25x-9.25x (8.75x)
			EV / CFY STORE LEVEL EBITDAR	4.50x-5.00x (4.75x)
			Location Value	$750,000-$850,000 ($800,000)
	1,642,434	Appraisal Value Coverage	Cost Approach	$1,350,000-$1,650,000 ($1,50,000)
			Sales Comparison Approach	$1,449,000-$1,771,000 ($1,610,000)
Total	1,642,434
Total Level 3 Investments	$33,805,022

Beginning with the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations for the Company’s Level 3 investments.

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of September 30, 2019.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

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

As of September 30, 2019 and December 31, 2018, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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
September 30, 2019
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
September 30, 2019
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

Management fees earned by House Hanover for the three months ended September 30, 2019 and September 30, 2018 were $96,055 and $100,462, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2019 and September 30, 2018 were $293,168 and $321,453, respectively.

As of September 30, 2019 and December 31, 2018, management fees of $194,889 and $81,296, respectively, were payable to House Hanover. As of September 30, 2019 and December 31, 2018, management fees of $19,282 and $19,282, respectively, were payable to Princeton Advisory Group, Inc., our former investment advisor.

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
September 30, 2019
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
September 30, 2019
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

Administration fees were $67,500 and fees to the Sub-Administrator were $37,500 for the three months ended September 30, 2019, as shown on the Statements of Operations under administration fees. Administration fees were $202,500 and fees to the Sub-Administrator were $112,500 for the nine months ended September 30, 2019, as shown on the Statements of Operations under administration fees.

Administration fees were $67,500 and fees to the Sub-Administrator were $37,500 for the three months ended September 30, 2018, as shown on the Statements of Operations under administration fees. Administration fees were $196,500 and fees to the Sub-Administrator were $112,500 for the nine months ended September 30, 2018, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2019, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.308	$0.345
Net investment loss	(0.001)	(0.001)
Realized gain (loss)	-	(0.001)
Change in unrealized loss	(0.022)	0.001
Net asset value at end of period	$0.285	$0.344
Total return based on net asset value (2)	(7.5)%	0.3%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$34,346,863	$41,451,154
Average net assets	$37,132,531	$41,568,327
Annualized ratio of net operating expenses to average net assets (3)	4.1%	6.7%
Annualized ratio of net investment loss to average net assets (3)	(1.3)%	(1.3)%
Annualized ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(1.3)%	(1.4)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	3.1%	5.5%
Annualized ratio of net decrease in net assets resulting from operations to average net assets (3)	(30.1)%	(1.1)%
Portfolio Turnover	0.04%	0.51%

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.345	$0.344
Net investment loss	(0.005)	(0.002)
Realized gain (loss)	-	(0.001)
Change in unrealized gain (loss)	(0.055)	0.003
Net asset value at end of period	$0.285	$0.344
Total return based on net asset value (2)	(17.4)%	0.0%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$34,346,863	$41,451,154
Average net assets	$39,909,179	$41,404,525
Annualized ratio of net operating expenses to average net assets (3)	4.8%	8.3%
Annualized ratio of net investment loss to average net assets (3)	(1.8)%	(0.8)%
Annualized ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	(1.9)%	(0.9)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	3.9%	4.4%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	(24.1)%	0.2%
Portfolio Turnover	0.04%	0.52%

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2019. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. As of September 30, 2019, the guaranteed amount was reduced to $63,419.

Legal Proceedings

As of September 30, 2019, there were no material legal proceedings against the Company or any of its officers or directors.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
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

The Company has determined that Rockfish Seafood Grill, Inc., one of the Company’s four majority owned or control portfolio companies, was considered a significant subsidiary at the 20% level at September 30, 2019 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.
	Nine months Ended September 30, 2019	Nine months Ended September 30, 2018
	(unaudited)	(unaudited)
Income Statement
Net Revenue	$14,514	$15,344
Gross Profit	10,292	10,700
Net Income (Loss)	(1,849)	(1,216)

NOTE 10 – SUBSEQUENT EVENTS

Effective October 1, 2019, the Company amended all of the unsecured bridge loans to Advantis Certified Staffing Solutions, Inc. (“ACSS”) to consolidate the notes and to PIK interest payments through December 31, 2019 to give ACSS cash flow relief due to the workers strike with General Motors, one of their major customers. The Company also extended the notes to December 31, 2020.

On November 6, 2019, the Company received notice that Lone Star Brewery Development, Inc. is in default with its first lien lender. Subsequently, and on November 8, 2019, the Company issued a notice of default of the forbearance agreement in place with Lone Star, making the entire balance of the original second lien loan due.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2018 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2019.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2019	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2018	Purchases(2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2019
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,457,887	$-	$-	$597,457	$3,055,344
Unsecured loan 5%, due 12/31/2019	$813,225	30,412	652,277	-	-	(652,277)	-
Unsecured loan 5%, due 12/31/2019	$90,000	3,366	72,188	-	-	(72,188)	-
Unsecured loan 8%, due 12/31/2019	$150,000	8,975	124,115	-	-	(124,115)	-
Unsecured loan 8%, due 12/31/2019	$110,000	6,582	91,017	-	-	(91,017)	-
Unsecured loan 10.75%, due 12/31/2019	$175,000	14,073	148,866	-	-	(148,866)	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	125,900	1,029,756	620,700	(241,994)	102,067	1,510,529
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	997,272	-	-	(997,272)	-
Preferred Membership – Class B units (3)	760	-	42,611	-	-	(42,611)	-
Common Units (3)	14,082	-	6,723	-	-	(6,723)	-
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 12/31/2019	$14,000	1,082	14,000	-	(14,000)	-	-
Common Stock (3)	100	-	1,925,722	-	-	(283,288)	1,642,434
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,689,793	-	-	(1,758,463)	4,931,330
Revolving Loan, 8% PIK, due 12/31/2019 (2)	$2,336,403	122,045	1,465,452	515,403	-	355,270	2,336,125
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-
Total Control Investments		$312,435	$15,717,679	$1,136,103	$(255,994)	$(3,122,026)	$13,475,762

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2017 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2018.

Portfolio Company/Type of Investment	Principal Amount/Shares/ Ownership % at September 30, 2018	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2017	Purchases(2)	Sales	Change in Unrealized Gains/Losses	Fair Value at September 30, 2018
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021(1)	$4,500,000	$-	$3,826,477	$-	$-	$(679,193)	$3,147,284
Unsecured loan 5%, due 10/31/2017	$-	-	76,839	-	(89,224)	12,385	-
Unsecured loan 5%, due 12/31/2017	$-	-	59,422	-	(69,000)	9,578	-
Unsecured loan 5%, due 12/31/2017	$-	-	107,648	-	(125,000)	17,352	-
Unsecured loan 5%, due 12/31/2017	$-	-	25,836	-	(30,000)	4,164	-
Unsecured loan 5%, due 12/31/2017	$-	-	90,425	-	(105,000)	14,575	-
Unsecured loan 5%, due 12/31/2017	$-	-	172,237	-	(200,000)	27,763	-
Unsecured loan 5%, due 12/31/2017	$-	-	129,178	-	(150,000)	20,822	-
Unsecured loan 5%, due 12/31/2017	$-	-	38,753	-	(45,000)	6,247	-
Unsecured loan, 5%, due 12/31/2018	$813,225	30,301	-	813,225	-	(44,178)	769,047
Unsecured loan, 5%, due 12/31/2018	$90,000	3,058	-	90,000	-	(4,889)	85,111
Unsecured loan, 8%, due 12/31/2018	$150,000	7,101	-	150,000	-	(7,089)	142,911
Unsecured loan, 8%, due 12/31/2018	$110,000	3,833	-	110,000	-	(5,199)	104,801
Unsecured loan, 10.75%, due 12/31/2018	$175,000	6,082	-	175,000	-	(7,138)	167,862
Common Stock – Series A(1)	225,000	-	3,713	-	-	(2,522)	1,191
Common Stock – Series B(1)	9,500,000	-	156,757	-	-	(106,463)	50,294
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(1)	1	-	4,125	-	-	(2,801)	1,324
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(1)	1	-	11,551	-	-	(7,845)	3,706
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018(1)	$6,352,944	-	6,637,883	-	-	549,192	7,187,075
Revolving Loan, 8% Cash, due 12/31/2018	$1,821,000	103,918	1,663,335	200,000	-	64,109	1,927,444
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2018 (1)	10.000%	-	257,647	-	-	(250,034)	7,613
Membership Interest – Class A(1)	99.997%	-	28,628	-	-	39,888	68,516
Integrated Medical Partners, LLC
Unsecured Loan, 6.0% Cash, due 9/30/2019	$-	6,017	437,085	-	-	(437,085)	-
Unsecured Loan, 6.0% Cash, due 5/20/2018	$-	860	81,389	-	(66,667)	(14,722)	-
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019	$1,120,261	104,709	-	635,005	-	463,110	1,098,115
Preferred Membership – Class A units (1)	800	-	1,844,856	-	-	(282,434)	1,562,422
Preferred Membership – Class B units (1)	760	-	34,514	-	-	(26,955)	7,559
Common Units (1)	14,082	-	307	-	-	(293)	14
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 2/15/2018 (1)	$14,000	1,274	14,000	-	-	-	14,000
Common Stock(1)	100	-	1,570,755	-	-	433,632	2,004,387
Total Control Investments		$267,153	$17,273,360	$2,173,230	$(879,891)	$(216,023)	$18,350,676

(1)	Non-income producing security.
(2)	Includes PIK interest and common stock issued in exchange for investments.

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

On an annual basis, we intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders. We did not meet the qualifications of a RIC for the 2018 tax year and was taxed as a corporation under Subchapter C of the Code.

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

At September 30, 2019, the Company had investments in 9 portfolio companies. The total cost and fair value of the total investments were approximately $55.1 million and $33.8 million, respectively. The composition of our investments by asset class as of September 30, 2019 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,489,933	$13,503,713	39.9%
Second Lien Loans	21,842,279	18,658,875	55.2
Unsecured Loans	1,338,225	-	-
Equity	16,483,889	1,643,634	4.9
Total Portfolio Investments	$55,154,326	$33,806,222	100.0%

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

At September 30, 2019, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 8.85% of which approximately 7.21% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2018, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 11.18% of which approximately 10.03% is current cash interest, all bearing a fixed rate of interest.

At September 30, 2019 and December 31, 2018, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the nine months ended September 30, 2019 are as follows:

●	On February 28, 2019, the Company made a loan to Capital Foundry Funding, LLC and CF Energy Finance, LLC (together, “Capital Foundry”) in the amount of $1,000,000. The loan will bear an interest rate of Prime as published in the Wall Street Journal with a floor of 4.25% and has a collateral management fee of 0.68% per month. This loan is secured by a second-priority collateral assignment of all loan documents between Capital Foundry and its various borrowers. The Company has also obtained an unlimited guaranty from Capital Foundry, LLC, along with personal guaranties form the principals of Capital Foundry that reduces as additional equity is put into their loan portfolio. The maturity date on the loan is April 21, 2020.

●	On March 1, 2019, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $586,128. This amount was consolidated in to the existing second lien loan outstanding from Dominion. Dominion has agreed to pay $35,000 per month, beginning on June 30, 2019, plus approximately $258,000 from expected federal tax refunds until the principal amount of this new loan is paid in full. The maturity date of the loan was also extended until March 31, 2020.

●	On March 8, 2019, the Company received a payment of $258,774 from Dominion related to their agreement to pay the Company that amount from expected federal tax refunds. Of this amount, $47,000 was applied to outstanding invoices from the Company to Dominion related to legal fee reimbursement with the remaining $211,744 applied to principal and interest on the outstanding second lien loan.

●	On March 19, 2019, the Company amended the Rockfish Seafood Grill, Inc. (“RSG”) Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,921,000 for restaurant improvements and enhancements and to extend the maturity date to December 31, 2019.

●	On March 19, 2019, the Company entered into a letter agreement with regards to the promissory note with PCC SBH Sub, Inc. to extend the maturity date to December 31, 2019.

●	On March 20, 2019, the Company entered into a letter agreement with regards to all outstanding bridge loans to Advantis Certified Staffing Solutions, Inc. to extend their maturity dates to December 31, 2019.

●	On March 21, 2019, the Company funded $100,000 on the RSG Revolver, making it fully funded.

●	On May 17, 2019, the Company amended the RSG Revolver to increase the maximum principal amount to $2,071,000 for restaurant improvements and enhancements and funded $150,000, making it fully funded.

●	Effective July 1, 2019, the Company amended the RSG Revolver to increase the maximum principal amount to $2,171,000 for working capital and to allow RSG to PIK interest until December 31, 2019. As a result, the Company reclassified $40,313 of interest income from control investments to PIK interest income from control investments in the third quarter. The Company also funded $100,000 on the RSG Revolver, making it fully funded.

●	On August 20, 2019, the Company received payment in full of principal and interest on the outstanding loan to PCC SBH Sub, Inc.

●	On August 29, 2019, the Company amended the RSG Revolver to increase the maximum principal amount to $2,251,000 for working capital. The Company also funded $80,000 on the RSG Revolver, making it fully funded.

●	On September 11, 2019, Dominion notified the Company that it would default on its monthly payment obligation.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019				As of December 31, 2018
Investment Rating	Fair Value		% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$		—	—	$—	—	—
2		6,545,471	20.35%	2	7,709,928	19.98%	3
3		—	—	—	—	—	—
4		25,617,117	79.65%	5	25,518,513	66.14%	4
5		—	—	—	—	—	—
		$32,162,588	100.00%	7	$33,228,441	86.12%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2019 we had 5 loans on non-accrual status and as of December 31, 2018, we had 3 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

	Three Months Ended September 30, 2019 (unaudited)		Three Months Ended September 30, 2018 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$255,894	$0.002	$543,476	$0.005
Other income	6,730	0.000	11,537	0.000
Total investment income	262,624	0.002	555,013	0.005

Operating expenses
Management fees	96,055	0.001	100,462	0.001
Administration fees	105,000	0.001	105,000	0.001
Audit fees	31,240	0.000	40,500	0.001
Tax preparation fees	-	0.000	3,750	0.000
Legal fees	12,695	0.000	144,831	0.001
Valuation fees	42,000	0.001	178,610	0.002
Directors’ fees	35,625	0.000	38,625	0.000
Insurance expense	32,679	0.000	33,716	0.000
Interest expense	996	0.000	24,840	0.000
Other general and administrative expenses	29,516	0.000	23,334	0.000
Total net operating expenses	385,806	0.003	693,668	0.006

Net investment loss before tax	(123,182)	(0.001)	(138,655)	(0.001)
Income tax expense	1,425	0.000	1,250	$0.000
Net investment loss after tax	$(124,607)	$(0.001)	$(139,905)	$(0.001)
Net realized gain (loss)	$-	$-	$(108,356)	$(0.001)
Net change in unrealized gain (loss)	$(2,691,673)	$(0.022)	$129,814	$0.001
Net increase decrease in net assets resulting from operations	$(2,816,280)	$(0.023)	$(118,447)	(0.001)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended September 30, 2019 and September 30, 2018, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $45,090 and $51,325 for the three months ended September 30, 2019 and 2018, respectively.

Operating Expenses

Total net operating expenses decreased from $693,668 for the three months ended September 30, 2018 to $385,806 for the three months ended September 30, 2019. The decrease is primarily due to a decrease in legal fees, valuation fees and interest expense for the three months ended September 30, 2019.

Total operating expenses per share was $0.006 per share for the three months ended September 30, 2018 to $0.003 per share for the three months ended September 30, 2019.

Net Investment Income (Loss)

Net investment loss (after tax) decreased from a loss of $139,905 for the three months ended September 30, 2018 to a loss of $124,607 for the three months ended September 30, 2019. This decrease in a loss was primarily due to a decrease in interest income, and to a lesser extent a decrease in legal fees, valuation fees and interest expense for the three months ended September 30, 2019.

Net investment loss (after tax) per share remained unchanged from $0.001 to $0.001 for three months ended September 30, 2018 and 2019, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2019, we did not recognize any realized gain or loss. For the three months ended September 30, 2018, we recognized $108,356 of realized loss in connection with a post-sale contribution to Spencer Enterprises Holdings, LLC for a working capital adjustment.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $2,691,673 for the three months ended September 30, 2019 primarily in connection with losses of $2,016,960, $818,049 and $237,806 on Performance Alloys, LLC., Integrated Medical Partners, LLC and PCC SBH Sub, which were partially offset by gains of $444,440 and $279,740 from Rockfish Seafood Grill, Inc. and Lone Star Brewery Development Inc.

Net change in unrealized gain (loss) on investments totaled a gain of $129,814 for the three months ended September 30, 2018 primarily in connection with gains of $168,152, $81,751 and $33,251 in Performance Alloys, LLC, Rockfish Seafood Grill, Inc., and Great Value Storage, LLC, respectively, which were partially offset by losses of $136,796 and $28,189 on Advantis Certified Staffing Solutions, Inc. and Lone Star Brewery Development, Inc., respectively.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

	Nine Months Ended September 30, 2019 (unaudited)		Nine Months Ended September 30, 2018 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$853,702	$0.007	$1,432,229	$0.012
Other income	21,785	0.000	36,209	0.000
Total investment income	875,487	0.007	1,468,438	0.012

Operating expenses
Management fees	293,168	0.002	321,453	0.003
Administration fees	315,000	0.003	309,000	0.003
Audit fees	234,580	0.002	120,356	0.001
Tax preparation fees	10,200	0.000	15,350	0.000
Legal fees	162,674	0.001	433,034	0.003
Valuation fees	128,920	0.001	178,610	0.001
Directors’ fees	117,375	0.001	129,375	0.001
Insurance expense	95,873	0.001	87,755	0.001
Interest expense	3,194	0.000	40,195	0.000
Other general and administrative expenses	85,138	0.001	79,301	0.001
Total net operating expenses	1,446,122	0.012	1,714,429	0.014

Net investment loss before tax	(570,635)	(0.005)	(245,991)	(0.002)
Income tax expense	(20,369)	0.000	16,611	$0.000
Net investment loss after tax	$(550,266)	$(0.005)	$(262,602)	$(0.002)
Net realized gain (loss)	$-	$0.000	$(108,356)	$(0.001)
Net change in unrealized gain (loss)	$(6,657,822)	$(0.055)	$414,573	$0.003
Net increase decrease in net assets resulting from operations	$(7,208,088)	$(0.060)	$43,615	0.000

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the nine months ended September 30, 2019 and September 30, 2018, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $119,975 and $136,596 for the nine months ended September 30, 2019 and 2018, respectively.

Operating Expenses

Total net operating expenses decreased from $1,714,429 for the nine months ended September 30, 2018 to $1,446,122 for the nine months ended September 30, 2019. The decrease is primarily due to a decrease in legal fees, valuation fees and interest expense, which was partially offset by increases in audit fees for the nine months ended September 30, 2019.

Total operating expenses per share was $0.014 per share for the nine months ended September 30, 2018 and $0.012 per share for the nine months ended September 30, 2019.

Net Investment Income (Loss)

Net investment loss (after tax) increased from a loss of $262,602 for the nine months ended September 30, 2018 to a loss of $550,266 for the nine months ended September 30, 2019. This increase in a loss was primarily due to a decrease in interest income, and to a lesser extent an increase in audit fees, which was partially offset by decreases in legal fees, valuation fees and interest expense, for the nine months ended September 30, 2019.

Net investment loss (after tax) per share increased from $0.002 per share to $0.005 per share for the nine months ended September 30, 2018 and 2019, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the nine months ended September 30, 2019, we did not recognize any realized gain or loss. For the nine months ended September 30, 2018, we recognized $108,356 of realized loss in connection with a post-sale contribution to Spencer Enterprises Holdings, LLC for a working capital adjustment.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $6,657,822 for the nine months ended September 30, 2019 primarily in connection with losses of $3,502,667, $1,403,193 and $491,006 on Performance Alloys, Inc., Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc., which were partially offset by gains of $369,340 and $102,067 from Great Value Storage, LLC and Dominion Medical Management, Inc.

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

As of September 30, 2019, we had $323,667 in cash and $25,201 in restricted cash, and our net assets totaled $34,346,863. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next six months.

Contractual Obligations

As of September 30, 2019, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the nine months ended September 30, 2019 and 2018, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended September 30, 2019 and September 30, 2018 were $96,055 and $100,462, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2019 and September 30, 2018 were $293,168 and $321,453, respectively.

As of September 30, 2019 and December 31, 2018, management fees of $194,889 and $81,296, respectively, were payable to House Hanover. As of September 30, 2019 and December 31, 2018, management fees of $19,282 and $19,282, respectively, were payable to Princeton Advisory Group, Inc., our former investment advisor.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, that are provided by a nationally recognized independent valuation firm. Beginning with the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations of the Company’s Level 3 investments. This valuation firm provides a range of values for selected investments, which is presented to the Valuation Committee to determine the value for each of the selected investments.

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

Recent Developments

Portfolio Activity

●	On February 28, 2019, the Company made a loan to Capital Foundry Funding, LLC and CF Energy Finance, LLC (together, “Capital Foundry”) in the amount of $1,000,000. The loan will bear an interest rate of Prime as published in the Wall Street Journal with a floor of 4.25% and has a collateral management fee of 0.68% per month. This loan is secured by a second-priority collateral assignment of all loan documents between Capital Foundry and its various borrowers. The Company has also obtained an unlimited guaranty from Capital Foundry, LLC, along with personal guaranties form the principals of Capital Foundry that reduces as additional equity is put into their loan portfolio. The maturity date on the loan is April 21, 2020.

●	On March 1, 2019, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $586,128. This amount was consolidated in to the existing second lien loan outstanding from Dominion. Dominion has agreed to pay $35,000 per month, beginning on June 30, 2019, plus approximately $258,000 from expected federal tax refunds until the principal amount of this new loan is paid in full. The maturity date of the loan was also extended until March 31, 2020.

●	On March 8, 2019, the Company received a payment of $258,774 from Dominion related to their agreement to pay the Company that amount from expected federal tax refunds. Of this amount, $47,000 was applied to outstanding invoices from the Company to Dominion related to legal fee reimbursement with the remaining $211,744 applied to principal and interest on the outstanding second lien loan.

●	On March 19, 2019, the Company amended the Rockfish Seafood Grill, Inc. (“RSG”) Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,921,000 for restaurant improvements and enhancements and to extend the maturity date to December 31, 2019.

●	On March 19, 2019, the Company entered into a letter agreement with regards to the promissory note with PCC SBH Sub, Inc. to extend the maturity date to December 31, 2019.

●	On March 20, 2019, the Company entered into a letter agreement with regards to all outstanding bridge loans to Advantis Certified Staffing Solutions, Inc. to extend their maturity dates to December 31, 2019.

●	On March 21, 2019, the Company funded $100,000 on the RSG Revolver, making it fully funded.

●	On May 17, 2019, the Company amended the Rockfish Seafood Grill, Inc. (“RSG”) Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $2,071,000 for restaurant improvements and enhancements and funded $150,000, making it fully funded.

●	Effective July 1, 2019, the Company amended the RSG Revolver to increase the maximum principal amount to $2,171,000 for working capital and to allow RSG to PIK interest until December 31, 2019. As a result, the Company reclassified $40,313 of interest income from control investments to PIK interest income from control investments in the third quarter. The Company also funded $100,000 on the RSG Revolver, making it fully funded.

●	On August 20, 2019, the Company received payment in full of principal and interest on the outstanding loan to PCC SBH Sub, Inc.

●	On August 29, 2019, the Company amended the RSG Revolver to increase the maximum principal amount to $2,251,000 for working capital. The Company also funded $80,000 on the RSG Revolver, making it fully funded.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of September 30, 2019, we had 1 debt investment which bore interest at a variable rate, representing approximately $1,000,000 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of September 30, 2019. The below table illustrates the effect such assumed rate changes would have on an annual basis.

US Prime Rate Increase (Decrease)	Increase (Decrease) on Net Investment Income (1)
3.00%	$30,000
2.00%	$20,000
1.00%	$10,000
(1.00)%	$(10,000)
(2.00)%	$(7,500)
(3.00)%	-

(1)	The decrease on Net Investment Income is limited due to a payable rate on our one variable rate debt instrument of the prime rate as published in the Wall Street Journal that has a rate floor of 4.25%.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2019), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2019, there were no material legal proceedings against the Company or any of its officers or directors.

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

Dated: November 13, 2019	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2019	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)