Form 10-K
period 2019-12-31
PRINCETON CAPITAL CORP
filed 2020-03-30
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $900,312 based on the closing price of $0.18 per share on the over-the-counter pink sheet market (OTC Pink Sheets) on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 26, 2020, there were 120,486,061 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

i

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Princeton Capital Corporation;“House Hanover” refers to our current investment adviser House Hanover, LLC; and “Princeton Advisory Group” refers to our former investment adviser Princeton Advisory Group, Inc. Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Item 1A. Risk Factors” and elsewhere in the report.

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

On April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The House Hanover Investment Advisory Agreement replaced the Interim Investment Advisory Agreement. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 9, 2019.

Since January 1, 2018, House Hanover has acted as our investment advisor under the Interim Investment Advisory Agreement (from January 1, 2018 until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

A summary of the House Hanover Investment Advisory Agreement was included in the Form 8-K filed on March 31, 2018 and the full text of the House Hanover Investment Advisory Agreement is attached as Exhibit 10.1 thereto and incorporated by reference therein. A summary of the House Hanover Investment Advisory Agreement is also set forth herein.

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value.

The following discussion describes the Company as of December 31, 2019 as it relates to the financial statements covered by this Annual Report on Form 10-K and as of the latest practicable date for other information about the Company.

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

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2019 and 2018 taxable years.

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

Competition

Our primary competitors in providing financing to small and lower middle-market companies include public and private funds, other BDC’s, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify as a regulated investment company or “RIC”. The Company did not meet the qualifications of a RIC for the 2019 tax year and will be taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Management Agreements

Effective as of January 1, 2018, House Hanover serves as our investment advisor and is registered as an investment advisor under the 1940 Act. Prior to January 1, 2018, Princeton Advisory Group served as our investment advisor (since June 9, 2016).

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party on May 9, 2019.

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

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on House Hanover’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon House Hanover’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. House Hanover’s investment team may have responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of House Hanover may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have limited capital on hand by which we can make new investments, thereby making it difficult to grow our investments.

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

The senior investment team and other investment professionals of House Hanover may serve as directors of, or in a similar capacity with portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

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

To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. If we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure could have a material adverse effect on us and our stockholders. As disclosed elsewhere in this annual report, we have failed to qualify as a RIC since inception and the Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2019 and 2018 taxable years.

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

To date since the Reincorporation, we have not made any distributions to our stockholders. We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this filing. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC requirements, and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

An outbreak of a public health threat, such as COVID-19, could adversely affect our financial condition.

A local, regional, national or global outbreak of a contagious disease, such as COVID-19 or any other illness, could affect portfolio investment companies in which we are invested. Such a threat could decrease the ability of certain portfolio companies affected by the resulting economic conditions and cause them to cease making interest or dividend payments and decrease the overall value of our investment. The result of which could have a material adverse effect on our business, financial condition and results of operations. This type of adverse effect could happen rapidly and unexpectedly.

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

If we do not hold controlling equity positions in the portfolio companies included in our portfolio, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

Public health threats may affect the market for our securities, impact the businesses in which we invest and affect our business, operating results and financial condition.

Public health threats, such as COVID-19 or any other illness, may disrupt the operations of the businesses in which we invest.  Such threats can create economic and political uncertainties and can contribute to global economic instability.  A public health threat poses the risk that our portfolio companies may have significantly reduced or be prevented from conducting business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities. We cannot estimate the impact that a public health threat could have on our portfolio companies, but it could disrupt their businesses and their ability to make interest or dividend payments and decrease the overall value of our investments which adversely impact our business, financial condition or results of operations.

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

Our share ownership is concentrated.

As of March 26, 2020 the Partnerships beneficially own approximately 95% of our outstanding common stock. As a result, the Partnerships will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of the Partnerships may not always coincide with the interests of our other stockholders.

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

Item 3. LEGAL PROCEEDINGS

As of December 31, 2019, there were no material legal proceedings against the Company or any of its officers or directors.

Great Value Storage Litigation

On March 14, 2019, the Company filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC, and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. The action is pending in the Harris County District Court. The Company has not received financial statements from GVS since August 2018.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Other than set forth above, the Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

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

Quarter Ending	Quarterly High	Quarterly Low

December 31, 2019	$0.45	$0.22
September 30, 2019	$0.29	$0.18
June 30, 2019	$0.25	$0.18
March 31, 2019	$0.39	$0.13

December 31, 2018	$0.20	$0.13
September 30, 2018	$0.30	$0.20
June 30, 2018	$0.20	$0.11
March 31, 2018	$0.11	$0.10

December 31, 2017	$0.30	$0.10
September 30, 2017	$0.32	$0.26
June 30, 2017	$0.25	$0.15
March 31, 2017	$0.30	$0.30

Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company’s common stock will be sustained or grow in the future.

Holders of record

As of March 26, 2020, there were 37 shareholders of our common stock.

The number of record holders reflects shares held by a broker as one record holder. The underlying shares may be held by one or more beneficial owners.

The Company feels the actual number of common stock holders may be significantly higher as 1,570,528 shares of common stock are held in street name which reflected approximately 1.30% of the outstanding shares of common stock as of March 26, 2020, according to our transfer agent.

Dividends

Our dividends, if any, are determined by our board of directors. To date since the Reincorporation, no dividends have been declared or distributed to stockholders. The Company was taxed as a C corporation and subject to federal and state corporation income taxes for its 2018 taxable year. The Company does not expect to meet the qualifications of a RIC for the 2019 tax year and is likely to be taxed as a corporation under Subchapter C of the Code. However, in the event that the Company does meet the qualifications of a RIC for the 2019 tax year, it may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC for the 2019 tax year due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

For each of the fiscal years ended December 31, 2019, 2018 and 2017, the Company did not declare any cash dividends on the Company’s common stock.

Sale of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2019.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the past five fiscal years. The graph assumes that, on December 31, 2014, a person invested $100 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. Our Company is quoted on the over-the-counter bulletin board through Pink Sheets and are thus not traded on a public exchange.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During the year ended December 31, 2019, there were no repurchases made by or on behalf of the issuer of shares of equity securities.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

Our board of directors adopted the 1995 Employee & Consultant Incentive Benefit Plan (“1995 Stock Plan”) on May 3, 1995, and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 are issued and outstanding. As of December 31, 2019, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled. The 1995 Stock Plan was a plan of Regal One.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Financial Position as of December 31:

	2019	2018	2017	2016	2015
Total assets	$34,114,468	$41,970,679	$41,948,380	$99,819,764	$50,018,474
Total liabilities	834,139	415,728	540,841	55,834,445	1,792,911
Net assets	$33,280,329	$41,554,951	$41,407,539	$43,985,319	$48,225,563
Net asset value per outstanding share	0.276	0.345	0.344	0.365	0.400
Common shares outstanding	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061

Operating Data for the last five fiscal years ended December 31:

	2019	2018	2017	2016	2015
Total investment income	$1,145,266	$3,276,525	$2,433,546	$2,286,334	$3,094,550
Net expenses (including taxes)	2,217,219	2,236,962	1,417,992	2,784,429	4,320,992
Net investment income (loss)	$(1,071,953)	$1,039,563	$1,015,554	$(498,095)	$(1,226,442)

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value.

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

On an annual basis, we will attempt to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders. We did not meet the qualifications of a RIC for the 2017 or 2018 tax years and were taxed as a corporation under Subchapter C of the Code. We did not meet the qualifications of a RIC for the 2019 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

At December 31, 2019, the Company had investments in 9 portfolio companies. The total cost and fair value of the total investments were approximately $55.2 million and $33.3 million, respectively. The composition of our investments by asset class as of December 31, 2019 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,537,699	$13,740,173	41.2%
Second Lien Loans	21,842,279	15,140,187	45.4
Unsecured Loans	1,381,586	2,816,265	8.4
Equity	16,483,889	1,655,877	5.0
Total Portfolio Investments	55,245,453	33,352,502	100.0
Total Investments	$55,245,453	$33,352,502	100.0%

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

At December 31, 2019, our weighted average yield based upon cost of our portfolio investments was approximately 9.39% of which approximately 6.98% is current cash interest. At December 31, 2018, our weighted average yield based upon cost of our portfolio investments was approximately 11.18% of which approximately 10.03% is current cash interest.

At December 31, 2019, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the year ended December 31, 2019 are as follows:

●	On February 28, 2019, the Company made a loan to Capital Foundry Funding, LLC and CF Energy Finance, LLC (together, “Capital Foundry”) in the amount of $1,000,000. The loan will bear an interest rate of Prime as published in the Wall Street Journal with a floor of 4.25% and has a collateral management fee of 0.68% per month. This loan is secured by a second-priority collateral assignment of all loan documents between Capital Foundry and its various borrowers. The Company has also obtained an unlimited guaranty from Capital Foundry, LLC, along with personal guaranties form the principals of Capital Foundry that reduces as additional equity is put into their loan portfolio. The maturity date on the loan is April 21, 2020.
●	On March 1, 2019, the Company made a loan to Dominion Medical Management, Inc. (“Dominion”), a wholly owned subsidiary of Integrated Medical Partners, LLC, in the amount of $586,128. This amount was consolidated in to the existing second lien loan outstanding from Dominion. Dominion has agreed to pay $35,000 per month, beginning on June 30, 2019, plus approximately $258,000 from expected federal tax refunds until the principal amount of this new loan is paid in full. The maturity date of the loan was also extended until March 31, 2020.
●	On March 8, 2019, the Company received a payment of $258,774 from Dominion related to their agreement to pay the Company that amount from expected federal tax refunds. Of this amount, $47,000 was applied to outstanding invoices from the Company to Dominion related to legal fee reimbursement with the remaining $211,744 applied to principal and interest on the outstanding second lien loan.
●	On March 19, 2019, the Company amended the Rockfish Seafood Grill, Inc. (“RSG”) Revolving Line of Credit (“RSG Revolver”) to increase the maximum principal amount to $1,921,000 for restaurant improvements and enhancements and to extend the maturity date to December 31, 2019.
●	On March 19, 2019, the Company entered into a letter agreement with regards to the promissory note with PCC SBH Sub, Inc. to extend the maturity date to December 31, 2019.
●	On March 20, 2019, the Company entered into a letter agreement with regards to all outstanding bridge loans to Advantis Certified Staffing Solutions, Inc. to extend their maturity dates to December 31, 2019.
●	On March 21, 2019, the Company funded $100,000 on the RSG Revolver, making it fully funded.
●	On May 17, 2019, the Company amended the RSG Revolver to increase the maximum principal amount to $2,071,000 for restaurant improvements and enhancements and funded $150,000, making it fully funded.
●	Effective July 1, 2019, the Company amended the RSG Revolver to increase the maximum principal amount to $2,171,000 for working capital and to allow RSG to PIK interest until December 31, 2019. As a result, the Company reclassified $40,313 of interest income from control investments to PIK interest income from control investments in the third quarter. The Company also funded $100,000 on the RSG Revolver, making it fully funded.

●	On August 20, 2019, the Company received payment in full of principal and interest on the outstanding loan to PCC SBH Sub, Inc.

●	On August 29, 2019, the Company amended the RSG Revolver to increase the maximum principal amount to $2,251,000 for working capital. The Company also funded $80,000 on the RSG Revolver, making it fully funded.
●	On September 11, 2019, Dominion notified the Company that it would default on its monthly payment obligation.
●	Effective October 1, 2019, the Company amended all of the unsecured bridge loans to Advantis Certified Staffing Solutions, Inc. (“ACSS”) to consolidate the notes and PIK interest payments through December 31, 2019 to give ACSS cash flow relief due to the workers strike with General Motors, one of their major customers. The Company also extended the notes to December 31, 2020.
●	On November 6, 2019, the Company received notice that Lone Star Brewery Development, Inc. is in default with its first lien lender. Subsequently, and on November 8, 2019, the Company issued a notice of default of the forbearance agreement in place with Lone Star, making the entire balance of the original second lien loan due.
●	On December 31, 2019, the Company amended the RSG Revolver to extend the maturity date to December 31, 2020.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always end up in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019			As of December 31, 2018
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	6,317,386	18.94	2	7,709,928	19.98	3
3	—	—	—	—	—	—
4	25,379,239	76.09	5	25,518,513	66.14	4
5	—	—	—	—	—	—
	$31,696,625	95.04%	7	$33,228,441	86.12%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2019, we had 5 loans on non-accrual status and as of December 31, 2018, we had 3 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover (and to Princeton Advisory Group for the period prior to January 1, 2018) and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Years Ended December 31, 2019, 2018, and 2017

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$1,115,620	$0.009	$1,933,907	$0.016	$1,414,838	$0.012
Dividend income	-	-	-	-	-	-
Other income	29,646	0.000	1,342,618	0.011	1,018,708	0.008
Total investment income	1,145,266	0.009	3,276,525	0.027	2,433,546	0.020

Operating expenses
Management fees	364,135	0.003	402,750	0.003	407,609	0.003
Administration fees	407,500	0.003	414,000	0.003	339,647	0.003
Audit Fees	284,020	0.002	232,006	0.002	105,000	0.001
Legal Fees	187,381	0.002	499,961	0.005	172,600	0.001
Valuation fees	170,920	0.001	221,010	0.002	74,200	0.001
Other professional fees	24,350	0.000	15,350	0.000	51,770	0.000
Directors’ fees	148,500	0.001	155,000	0.001	145,288	0.001
Insurance expense	128,551	0.001	120,683	0.001	158,557	0.001
Interest expense	3,527	0.000	46,568	0.000	62,960	0.001
Other general and administrative expenses	103,431	0.001	111,773	0.001	88,855	0.001
Bad debt expense	413,928	0.003	-	-	-	-
Total operating expenses	2,236,243	0.017	2,219,101	0.018	1,606,486	0.013
Management fee waiver (3)	-	-	-	-	(216,559)	(0.002)
Total net operating expenses	2,236,243	0.017	2,219,101	0.018	1,389,927	0.012

Net investment income (loss) before tax	(1,090,977)	(0.009)	1,057,424	0.009	1,043,619	0.009
Income tax expense (benefit)	(19,024)	-	17,861	-	28,065	-
Net investment income (loss) after tax	(1,071,953)	(0.009)	1,039,563	0.009	1,015,554	0.008
Net change in unrealized loss	(7,202,669)	(0.060)	(783,795)	(0.007)	(4,182,445)	(0.035)
Net realized gain (loss)	-	(0.000)	(108,356)	(0.001)	589,111	0.005
Net increase decrease in net assets resulting from operations	(8,274,622)	(0.069)	147,412	0.001	(2,577,780)	(0.021)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061, 120,486,061 and 120,486,061 shares outstanding for the years ended December 31, 2019, 2018, and 2017, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $211,102, $188,353, and $133,444, for the years ended December 31, 2019, 2018, and 2017, respectively.

(3)	On October 18, 2017, as part of a settlement agreement, $216,559 of previously accrued management fees due to Princeton Investment Advisors, a former investment advisor of the Company that was terminated on June 9, 2016, were reversed. These are reflected as management fee waiver on the statement of operations.

Operating Expenses

Total net operating expenses increased from $2,219,101 for the year ended December 31, 2018 to $2,236,243 for the year ended December 31, 2019. The increase is primarily due to an increase in audit fees, insurance expenses, and other general and administrative expenses for the year ended December 31, 2019, which was partially offset by a decline in legal fees. For the year ended December 31, 2019, bad debt expense in the amount of $413,928 was recorded to create an allowance for bad debt related to interest receivable from the investment in Great Value Storage, LLC.

Total net operating expenses per share decreased from $0.018 per share for the year ended December 31, 2018 to $0.017 per share for the year ended December 31, 2019.

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

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from $1,039,563 for the year ended December 31, 2018 to $(1,071,953) for the year ended December 31, 2019. This decrease is primarily due to an decrease in other income and to a lesser extent a decrease in interest income for the year ended December 31, 2019.

Net investment income (loss) (after tax) per share decreased from $0.009 per share for the year ended December 31, 2018 to $(0.009) per share for the year ended December 31, 2019.

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

For the year ended December 31, 2019, we did not recognize any realized gain or loss.

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

Net change in unrealized gain (loss) on investments totaled a loss of $(7,202,669) for the year ended December 31, 2019 primarily in connection with losses of $(3,730,752), $(1,046,606), $(1,261,058) on Performance Alloys, Inc., Integrated Medical Partners, LLC, and Rockfish Seafood Grill, Inc, respectively, partially offset by gains of $(415,899) on Great Value Storage, LLC.

Net change in unrealized gain (loss) on investments totaled a loss of $(783,795) for the year ended December 31, 2018 primarily in connection with losses of $1,681,611, $907,305, $903,537 on Advantis Certified Staffing Solutions, Inc., Integrated Medical Partners, LLC, and Great Value Storage, LLC, respectively, partially offset by gains of $2,535,938, $450,000 and $354,967 on Performance Alloys, Inc., Lone Star Brewery Development, Inc. and PCC SBH Sub, Inc.

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

As of December 31, 2019, we had $382,986 in cash and restricted cash, and our net assets totaled $33,280,329. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of December 31, 2019, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

We have entered into one contract under which we have material future commitments, the House Hanover Investment Advisory Agreement, pursuant to which House Hanover serves as our investment adviser. Payments under the House Hanover Investment Advisory Agreement in future periods will be equal to a percentage of the value of our net assets.

The House Hanover Investment Advisory Agreement is terminable by either party without penalty upon written notice by the Company or 60 days’ written notice by House Hanover. If this agreement is terminated, the costs we incur under a new agreement may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our investment advisory agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Distributions

For the twelve months ended December 31, 2019 and 2018, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution. The Company did not meet the requirements to qualify as a RIC for the 2019 and 2018 tax years and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we could suffer adverse tax consequences, including the possible failure to qualify as a RIC. We cannot assure stockholders that they will receive any distributions. The Company does not expect to meet the qualifications of a RIC for the 2019 tax year and is likely to be taxed as a corporation under Subchapter C of the Code. However, in the event that the Company does meet the qualifications of a RIC for the 2019 tax year, it may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC for the 2019 tax year due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Related Party Transactions

Management Fees

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2019 and 2018, respectively were $364,135 and $402,750. As of December 31, 2019 and December 31, 2018, management fees of $285,138 and $81,296, respectively, were payable to House Hanover.

Management fees under the PAG Investment Advisory Agreement for the year ended December 31, 2017 were $407,609. As of December 31, 2018, management fees of $19,282, were payable to Princeton Advisory Group, Inc., our former investment advisor.

Management fees under the PIA Investment Advisory Agreement for the year ended December 31, 2016 were $365,805. On October 18, 2017, as part of a settlement agreement, $216,559 of previously accrued management fees due to Princeton Investment Advisors were reversed. These are reflected as management fee waiver on the statement of operations.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee and was not obligated to pay Princeton Advisory Group an incentive fee when Princeton Advisory Group served as the Company’s investment advisor. Incentive fees are a typical component of investment advisory agreements with business development companies.

Other Related Party Transactions

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, the Company’s former president and a former director of the Company, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan bore interest at a rate of 10.0% per annum and matured on December 12, 2016. As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to attempt to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation quarterly. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, that are provided by a nationally recognized independent valuation firm. Beginning with the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations of the Company’s Level 3 investments. This valuation firm provides a range of values for selected investments, which is presented to the Valuation Committee to determine the value for each of the selected investments.

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

Recent Developments

Portfolio Activity

●	On January 6, 2020, Lone Star Brewery Development, Inc. (“Lone Star”), a wholly-owned subsidiary of Parkview Capital Credit (“Parkview”), filed for bankruptcy protection in the United States Bankruptcy Court for the Western District of Texas under Chapter 11 of the United States Bankruptcy Code. Lone Star’s sole asset is a 32-acre parcel of land located at the site of the former Lone Star Brewery in San Antonio, Texas. Pursuant to the bankruptcy rules as they relate to single asset real estate bankruptcies, Lone Star had 90 days from the date of its bankruptcy filing to file a restructuring plan to exit bankruptcy or, if a plan is not filed, to begin making interest payments to its lenders. On February 26, 2020, the bankruptcy court entered an order approving Lone Star’s employment of a real estate broker to market and sell the property. The procedures to sell the property were subsequently approved by the bankruptcy court on March 10, 2020.

COVID-19

As the global spread of COVID-19 continues, we have experienced increased market volatility and economic uncertainties which may materially impact the valuation of portfolio investments and in turn, the net asset value of the Company. This may have other financial or operational effects, though the extent of such impact is unpredictable at this time. One of our portfolio investments in the restaurant industry, Rockfish Seafood Grill, Inc., has been greatly impacted as governmental agencies have mandated the closure of dining room facilities and greatly reduced their ability to generate revenue for an unknown period of time.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including credit risk, illiquidity of investments in our portfolio and changes in interest rates.

Credit risk is the primary market risk associated with our business. Credit risk originates from the fact that some of our portfolio companies may become unable or unwilling to fulfill their contractual payment obligations to us and may eventually default on those obligations. These contractual payment obligations arise under the debt securities and other investments that we hold. They include payment of interest, principal, dividends, fees and payments under guarantees and similar instruments.

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments

Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of December 31, 2019, we had 1 debt investment which bore interest at a variable rate, representing approximately $1,000,000 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of December 31, 2019. The below table illustrates the effect such assumed rate changes would have on an annual basis.

US Prime Rate Increase (Decrease)	Increase (Decrease) on Net Investment Income (1)
3.00%	$30,000
2.00%	$20,000
1.00%	$10,000
(1.00)%	-
(2.00)%	-
(3.00)%	-

(1)	The decrease on Net Investment Income is limited due to a payable rate floor of 4.25% on our one variable rate debt instrument of the prime rate as published in the Wall Street Journal.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Princeton Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying Statements of Assets and Liabilities of Princeton Capital Corporation (the "Company"), including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2019 and 2018, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2015.

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

March 30, 2020

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018

ASSETS
Control investments at fair value (cost of $27,486,442 and $26,515,206, respectively)	$13,194,543	$15,717,679
Non-control/non-affiliate investments at fair value (cost of $27,759,011 and $26,759,011, respectively)	20,157,959	22,866,256
Total investments at fair value (cost of $55,245,453 and $53,274,217, respectively)	33,352,502	38,583,935
Cash	357,692	2,575,620
Restricted cash	25,294	-
Due from portfolio companies	222,133	268,001
Interest receivable, net of allowance for bad debt of $413,928	83,687	503,898
Taxes receivable	44,750	15,673
Prepaid expenses	25,721	23,552
Other receivable	2,689	-
Total assets	34,114,468	41,970,679

LIABILITIES
Accrued management fees	285,138	100,578
Accounts payable (Note 2)	251,704	209,367
Due to affiliates	202,500	67,500
Tax expense payable	7,000	5,000
Deferred fee income	69,208	28,129
Accrued expenses and other liabilities	18,589	5,154
Total liabilities	834,139	415,728

Net assets	$33,280,329	$41,554,951

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at December 31, 2019 and December 31, 2018)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(745,622)	(745,622)
Distributions in excess of net investment income	(9,070,468)	(7,998,515)
Accumulated unrealized loss on investments	(21,892,951)	(14,690,282)
Total net assets	$33,280,329	$41,554,951
Net asset value per share	$0.276	$0.345

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018	2017
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$556,897	$1,420,231	$1,245,786
Interest income paid-in-kind from non-control/non-affiliate investments	176,530	136,172	133,444
Interest income from control investments	347,621	325,321	35,608
Interest income paid-in-kind from control investments	34,572	52,183	-
Other income from non-control/non-affiliate investments	26,421	44,872	28,377
Other income from affiliate investments	-	-	18,882
Other income from non-investment sources (Note 2)	3,225	1,297,746	971,449
Total investment income	1,145,266	3,276,525	2,433,546

OPERATING EXPENSES
Management fees	364,135	402,750	407,609
Administration fees	407,500	414,000	339,647
Audit fees	284,020	232,006	105,000
Legal fees (Note 2)	187,381	499,961	172,600
Valuation fees	170,920	221,010	74,200
Other professional fees	24,350	15,350	51,770
Directors’ fees	148,500	155,000	145,288
Insurance expense	128,551	120,683	158,557
Interest expense	3,527	46,568	62,960
Other general and administrative expenses	103,431	111,773	88,855
Bad debt expense	413,928	-	-
Total operating expenses	2,236,243	2,219,101	1,606,486
Management fee waiver (1)	-	-	(216,559)
Total net expenses	2,236,243	2,219,101	1,389,927

Net investment income (loss) before tax	(1,090,977)	1,057,424	1,043,619
Income tax expense (benefit)	(19,024)	17,861	28,065
Net investment income (loss) after taxes	(1,071,953)	1,039,563	1,015,554

Net realized gain (loss) on:
Non-control/non-affiliate investments	-	(108,356)	-
Affiliate investments	-	-	589,111
Total net realized gain (loss)	-	(108,356)	589,111
Net change in unrealized gain (loss) on investments:
Non-control/non-affiliate investments	(3,708,297)	2,082,402	1,401,666
Control investments	(3,494,372)	(2,866,197)	(4,503,483)
Affiliate investments	-	-	(1,079,929)
US Treasury Bills and Cash	-	-	(699)
Net change in unrealized gain (loss) on investments	(7,202,669)	(783,795)	(4,182,445)
Net realized and unrealized loss on investments	(7,202,669)	(892,151)	(3,593,334)
Net increase (decrease) in net assets resulting from operations	$(8,274,622)	$147,412	$(2,577,780)

Net investment income (loss) per share
Basic	$(0.009)	$0.009	$0.008
Diluted	$(0.009)	$0.009	$0.008
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.069)	$0.001	$(0.021)
Diluted	$(0.069)	$0.001	$(0.021)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061

(1)	On October 18, 2017, as part of a settlement agreement, $216,559 of previously accrued management fees due to Princeton Investment Advisors, a former investment advisor of the Company that was terminated on June 9, 2016, were reversed.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2019	2018	2017
Net assets at beginning of year	$41,554,951	$41,407,539	$43,985,319
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	(1,071,953)	1,039,563	1,015,554
Realized gain (loss) on investments	-	(108,356)	589,111
Net change in unrealized loss on investments	(7,202,669)	(783,795)	(4,182,445)
Net increase (decrease) in net assets resulting from operations	(8,274,622)	147,412	(2,577,780)
Total increase (decrease) in net assets	(8,274,622)	147,412	(2,577,780)
Net Assets at December 31	$33,280,329	$41,554,951	$41,407,539

Capital share activity:
Common stock
Common stock outstanding at the beginning of year	120,486,061	120,486,061	120,486,061
Common stock outstanding at the end of year	120,486,061	120,486,061	120,486,061

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(8,274,622)	$147,412	$(2,577,780)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(2,016,128)	(2,138,225)	(3,002,421)
Escrow payment on securities sold	-	(108,356)	-
U.S. Treasury Bills	-	(118,972,831)	(45,998,007)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	255,994	1,879,891	6,178,782
U.S. Treasury Bills	-	119,000,000	98,396,260
Net realized (gain) loss on investments	-	108,356	(589,111)
Net change in unrealized (gain) loss on investments	7,202,669	783,795	4,182,445
Increase in investments due to PIK	(211,102)	(188,353)	(133,444)
Amortization of fixed income premium or discounts	-	2,548	20,628
Write-off of accrued legal fees	-	-	(968,256)
Allowance for bad debt	413,928	-	-
Changes in other assets and liabilities:
Due from portfolio companies	45,868	7,828	(102,870)
Due from affiliates	-	-	43,940
Interest receivable	6,283	(233,180)	(36,812)
Prepaid expenses	(2,169)	28,669	(42,619)
Note receivable	-	-	500,000
Deferred tax asset	-	-	4,926
Tax receivable	(29,077)	298,917	-
Other receivable	(2,689)	-	-
Accrued management fees	184,560	6,296	(441,501)
Accounts payable	42,337	(29,654)	(881,065)
Due to affiliates	135,000	53,898	(72,614)
Tax expense payable	2,000	(31,141)	(6,104)
Deferred fee income	41,079	5,127	(1,105)
Accrued expenses and other liabilities	13,435	(102,833)	(186,512)
Net cash provided by (used in) operating activities	(2,192,634)	518,164	54,286,760

Cash flows from financing activities:
Insurance loan payable	-	(26,806)	26,806
Short term payable for securities purchased	-	-	(52,398,253)
Term loan related party	-	-	(365,000)
Net cash used in financing activities	-	(26,806)	(52,736,447)

Net increase (decrease) in cash and restricted cash	(2,192,634)	491,358	1,550,313
Cash and restricted cash at beginning of year	2,575,620	2,084,262	533,949
Cash and restricted cash at end of year	$382,986	$2,575,620	$2,084,262

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$3,528	$46,568	$75,044
Income tax paid	$8,053	$49,002	$34,169

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2019

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$2,816,265	8.46%
Unsecured loan 6.33%, due 12/31/2020 (3) (7)		$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,331,585	2,816,265	8.46%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	1,266,245	3.80%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	1,266,245	3.80%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,654,677	4.97%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	5,073,470	15.24%
Revolving Loan, 8% PIK, due 12/31/2020 (3) (7)		$2,384,169	2,384,169	2,383,886	7.16%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,886,709	7,457,356	22.40%
Total control investments			27,486,442	13,194,543	39.63%

Non-control/non-affiliate investments
Capital Foundry Funding, LLC	Pittsburgh, PA
Second Lien Loan, US Prime Rate (4.25% floor) and 8.16% collateral management fee, due 4/21/2020	Financial Services	$1,000,000	1,000,000	1,000,000	3.00%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	6,282,817	18.88%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,556,556	22.71%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2019 (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% cash, due 9/30/2022 (7)	Nickel Pipe,	$6,750,000	$6,750,000	$5,317,386	15.98%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	-	-%
Total			11,881,090	5,317,386	15.98%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			27,759,011	20,157,959	60.57%
Total Portfolio Investments			55,245,453	33,352,502	100.20%

Total Investments			$55,245,453	$33,352,502	100.20%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2019, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of December 31, 2019.

(6)	Represents an illiquid investment. At December 31, 2019, 100% of the total fair value of portfolio investments are illiquid.

(7)	Represents an investment valued using significant unobservable inputs.

(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2019 (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2019.

	December 31, 2019
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$33,351,302	100.20%
Canada	1,200	0.00
Total	$33,352,502	100.20%

	December 31, 2019
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$7,457,356	22.40%
Real Estate Development	7,556,556	22.71
Storage Company Property Management	6,282,817	18.88
Nickel Pipe, Fittings and Flanges	5,317,386	15.98
Staffing	2,816,265	8.46
Medical Business Services	1,266,245	3.80
Energy Services	1,654,677	4.97
Financial Services	1,000,000	3.00
Security	1,200	-
Total	$33,352,502	100.20%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2018

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 6.0% Cash, due 11/30/2021 (2) (5) (7)	Staffing	$4,500,000	4,500,000	$2,457,887	5.91%
Unsecured loan, 5%, due 12/31/2018 (7)		$813,225	813,225	652,277	1.57%
Unsecured loan, 5%, due 12/31/2018 (7)		$90,000	90,000	72,188	0.17%
Unsecured loan, 8%, due 12/31/2018 (7)		$150,000	150,000	124,115	0.30%
Unsecured loan, 8%, due 12/31/2018 (7)		$110,000	110,000	91,017	0.22%
Unsecured loan, 10.75%, due 12/31/2018 (7)		$175,000	175,000	148,866	0.36%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,288,224	3,546,350	8.53%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019 (3) (7)	Medical Business Services	$1,137,438	1,137,438	1,029,756	2.48%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	997,272	2.40%
Preferred Membership, Class B units (5) (7)		760	29,586	42,611	0.10%
Common Units (5) (7)		14,082	-	6,723	0.02%
Total			5,363,961	2,076,362	5.00%
PCC SBH Sub, Inc.	Karnes City, TX
Unsecured loan, 12% Cash, due 2/15/2018 (7)	Energy Services	$14,000	14,000	14,000	0.03%
Common stock (5) (7)		100	2,525,481	1,925,722	4.64%
Total			2,539,481	1,939,722	4.67%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	$6,352,944	6,689,793	16.09%
Revolving Loan, 8% Cash, due 12/31/2018 (7)		$1,821,000	1,821,000	1,465,452	3.53%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.000%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,323,540	8,155,245	19.62%
Total control investments			26,515,206	15,717,679	37.82%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (3) (7)	Storage Company Property Management	$6,800,586	6,800,586	5,866,918	14.12%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% in cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,950,000	19.14%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2018 (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Performance Alloys, LLC	Houston, TX
Second Lien Loan, 9.0% cash, due 5/31/2020	Nickel Pipe,	$6,750,000	$6,750,000	$6,666,172	16.04%
Membership Interest – Class B (5)	Fittings & Flanges	25.97%	5,131,090	2,381,966	5.73%
Total			11,881,090	9,048,138	21.77%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4), (5)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			26,759,011	22,866,256	55.03%
Total Portfolio Investments			53,274,217	38,583,935	92.85%

Total Investments			$53,274,217	$38,583,935	92.85%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2018, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of December 31, 2018.

(6)	Represents an illiquid investment. At December 31, 2018, 100% of the total fair value of portfolio investments are illiquid.

(7)	Represents an investment valued using significant unobservable inputs.

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

December 31, 2019

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, our goal is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2017 and 2018 tax years and was taxed as a corporation under Subchapter C of the Code for those years. The Company did not meet the qualifications of a RIC for the 2019 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

December 31, 2019

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

On April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The House Hanover Investment Advisory Agreement replaced the Interim Investment Advisory Agreement. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 9, 2019.

Since January 1, 2018, House Hanover has acted as our investment advisor under the Interim Investment Advisory Agreement (from January 1, 2018 until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value.

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

As of December 31, 2019, we had $382,986 in cash and restricted cash, and our net assets totaled $33,280,329. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2019, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2018, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor.

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm and the valuation committee.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

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

December 31, 2019

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31	December 31,
	2019	2018
Cash	$357,692	$2,575,620
Restricted Cash	25,294	-
Total Cash and Restricted Cash	$382,986	$2,575,620

As of December 31, 2019 restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC. As of December 31, 2018, there was no restricted cash.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of December 31, 2019 and December 31, 2018, the Company did not purchase any U. S Treasury Bills.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with senior and subordinated secured loans are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a senior or subordinated secured loan, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. Generally, when a payment default occurs on a loan in the portfolio, or if the Company otherwise believes that the borrower will not be able to make contractual interest payments, the Company may place the loan on non-accrual status and cease recognizing interest income on the loan until all principal and interest is current through payment, or until a restructuring occurs, and the interest income is deemed to be collectible. The Company may make exceptions to this policy if a loan has sufficient collateral value, is in the process of collection or is viewed to be able to pay all amounts due if the loan were to be collected on through an investment in or sale of the business, the sale of the assets of the business, or some portion or combination thereof.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Dividend income is recorded on the ex-dividend date.

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid.

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources for the years ended December 31, 2019, 2018 and 2017 was $26,421, $44,872 and $47,259 respectively.

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

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the years ended December 31, 2019, 2018 and 2017 PIK interest was $211,102, $188,353 and $133,444, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the years ended December 31, 2019, 2018 and 2017 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the year ended December 31, 2019, were incurred in the normal operating course of business and are included in legal fees on the Statement of Operations.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company for the years ended December 31, 2019 and 2018 were $106,727 and $18,471 respectively. These amounts are recoverable per the loan agreements and are invoiced to GVS and included in the account Due from portfolio companies on the Statements of Assets and Liabilities.

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2018 and 2017 taxable years. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not meet the qualifications of a RIC for the 2018 and 2017 tax years and was taxed as a corporation under Subchapter C of the Code. The failure to qualify as a RIC, however, did not impact the 2018 tax year as the Company used net operating losses and capital losses from 2017 that it carried forward to offset taxable income. The failure to qualify as a RIC also did not impact the 2017 tax year as the Company incurred tax losses. As a result of the losses incurred for the year ended December 31, 2017, the Company intends to carry forward the net operating losses to future periods in which the Company generates taxable income to reduce its tax liability.

The Company did not meet the qualifications of a RIC for the 2019 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the years ended December 31, 2019, 2018 and 2017 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the years ended December 31, 2019, 2018 and 2017, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2019, 2018, and 2017.

	For the Year Ended December 31,
	2019	2018	2017
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(8,274,622)	$147,412	$(2,577,780)
Weighted average shares outstanding for year
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.069)	$0.001	$(0.021)
Diluted	$(0.069)	$0.001	$(0.021)

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2019 and 2018, respectively:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$13,740,173	$13,740,173
Second Lien Loans	-	-	17,956,452	17,956,452
Unsecured Loans	-	-	-	-
Equity	-	-	1,655,877	1,655,877
Total Portfolio Investments	-	-	33,352,502	33,352,502
Total Investments	$-	$-	$33,352,502	$33,352,502

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,022,163	$14,022,163
Second Lien Loans	-	-	18,103,815	18,103,815
Unsecured Loans	-	-	1,102,463	1,102,463
Equity	-	-	5,355,494	5,355,494
Total Portfolio Investments	-	-	38,583,935	38,583,935
Total Investments	$-	$-	$38,583,935	$38,583,935

During the years ended December 31, 2019 and 2018, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2019 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Purchases of investments	430,000	1,586,128	-	-	2,016,128
Sales of investments	-	(241,994)	(14,000)	-	(255,994)
Payment-in-kind interest	133,169	34,572	43,361	-	211,102
Change in unrealized gain (loss) on investments	(845,159)	(1,526,069)	(1,131,824)	(3,699,617)	(7,202,669)
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2019	$(845,159)	$(1,526,069)	$(1,131,824)	$(3,699,617)	$(7,202,669)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Changes in Level 3 assets measured at fair value for the year ended December 31, 2018 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,965,218	$18,665,936	$1,232,812	$4,086,794	$38,950,760
Amortization	(29,717)	-	-	-	(29,717)
Purchases of investments	200,000	600,000	1,338,225	-	2,138,225
Sales of investments	-	(1,000,000)	(879,891)	-	(1,879,891)
Payment-in-kind interest	136,172	52,181	-	-	188,353
Change in unrealized gain (loss) on investments	(1,249,510)	(699,558)	(103,427)	1,268,700	(783,795)
Transfer due to restructuring	-	485,256	(485,256)	-	-
Fair value at end of year	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2018	$(1,249,510)	$(699,558)	$(249,762)	$1,268,700	$(930,131)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,282,817	Discounted Cash Flow	Discount Rate	30.0%-40.0%(35.0%)
	7,457,356	Enterprise Value Coverage	EV / Store level EBITDAR	4.50x-5.00x(4.75x)
			Location Value	$750,000-$850,000 ($800,000)
Total	13,740,173

Second Lien Loans	11,215,250	Discounted Cash Flow	Discount Rate	12.65%-23.0%(19.19%)
	6,741,202	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x(0.35x)
			EV / 2020 Adjusted Revenue	0.55x-0.65x(0.60x)
			EV / MTD Annualized EBITDA	7.00x-8.00x(7.50x)
			EV / CFY EBITDA	9.50x-10.00x(9.75x)
Total	17,956,452

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x(0.35x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x(0.35x)
			EV / 2020 Adjusted Revenue	0.33x-0.38x(0.35x)
			EV / MTD Annualized EBITDA	7.00x-8.00x (7.5x)
			EV / CFY EBITDA	9.50x-10.00x(9.75%)
			EV / STORE LEVEL EBITDAR	4.50x-5.00x(4.75%)
			Location Value	$750,000-$850,000 ($800,000)
	1,654,677	Appraisal Value Coverage	Cost Approach	$1,341,000-$1,639,000 ($1,490,000)
			Sales Comparison Approach	$1,485,000-$1,815,000 ($1,650,000)
Total	1,654,677
Total Level 3 Investments	$33,351,302

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Beginning with the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuation for the Company’s Level 3 investments.

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2019.

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

As of December 31, 2019 and December 31, 2018, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

NOTE 6 – INCOME TAX

The Company is currently taxable as a C corporation and subject to federal and state corporate income taxes. The Company recorded a provision as follows:

	2019	2018	2017
Current expense (benefit)	$(19,024)	$17,861	$28,065
Deferred expense (benefit)	-	-	-
Total expense (benefit)	$(19,024)	$17,861	$28,065

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

The components of deferred tax assets and liabilities at December 31, 2019 and 2018 and 2017 were as follows:

Deferred tax assets:	2019	2018	2017
Net operating loss carryforward	$372,913	$113,837	$494,161
Net capital loss carryforwards	1,111,365	1,569,792	1,384,133
Other	177,906	-	-
Basis differences in investments	3,113,564	3,504,134	3,402,760
Total gross deferred tax assets	4,775,748	5,187,763	5,281,054
Less: Valuation allowance	(4,775,748)	(5,187,763)	(5,281,054)
Net deferred tax assets	$-	$-	$-

As of December 31, 2019 and 2018, the total amount of federal net operating loss carryforwards was approximately $1,775,776 and $741,630, respectively. The federal net operating loss carryforwards in the amount of $741,630 will expire in 2037. The federal net operating loss carryforwards in the amount of $1,034,146 will not expire, but can only be used to offset 80% of taxable income. As of December 31, 2019 and 2018, the total amount of federal capital loss carryforwards was approximately $5,292,216 and $5,292,216, respectively. The federal capital loss carryforwards in the amount of $5,287,431 and $4,785 will expire in 2021 and 2022, respectively.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management believes that the likelihood of realizing the benefits of these deductible differences at December 31, 2019, does not meet the “more likely than not threshold” as defined in ASC 740 – Income Taxes and thus management has recorded a full valuation allowance.

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

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

	2019	2018	2017
Federal statutory tax rate	21.00%	21.00%	34.00%
Federal payable true up	0.23	7.00	-
State tax, net of federal tax benefit	-	3.80	(1.10)
Permanent items	0.06	-	20.70
Deferred true-up	(13.11)	-	21.00
Rate change	(13.04)	(37.80)	(88.90)
Increase in valuation allowance	8.05	19.10	14.80
Other	(2.96)	(2.30)	(1.60)
Effective tax rate	0.23%	10.80%	(1.10)%

The Company did not meet the qualifications of a RIC for the 2019 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

In addition to meeting other requirements, the Company must generally distribute at least 90% of its investment company taxable income to qualify for the special treatment accorded to a RIC and, if the Company qualifies, to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income (subject to a 4% excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of (1) the fifteenth day of the ninth month following the close of that fiscal year or (2) the extended due date for filing the federal income tax return for that fiscal year.

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and Massachusetts. For the years ended December 31, 2019, 2018, and 2017, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through the present. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

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

Since the transition of investment advisors occurred during the periods covered under the financial statements included in this Form 10-K, we have disclosed the material terms of the PAG Investment Advisory Agreement and the House Hanover Investment Advisory Agreement, beginning with the PAG Investment Advisory Agreement.

PAG Investment Advisory Agreement

Under the PAG Investment Advisory Agreement, the administrative services of the Company were provided by Princeton Advisory Group. Inc. and subject to reimbursement of administrative related expenses under the PAG Investment Advisory Agreement.

Advisory Services

Princeton Advisory Group is registered as an investment adviser under the 1940 Act, and from June 9, 2016 until December 31, 2017, served as the Company’s investment advisor pursuant to the PAG Investment Advisory Agreement in accordance with the 1940 Act. Princeton Advisory Group was owned by and an affiliate of Mr. Munish Sood, the Company’s former President, former Chief Executive Officer, and a former director of the Company.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Subject to supervision by the Company’s Board of Directors, Princeton Advisory Group oversaw the Company’s day-to-day operations and provided the Company with investment advisory services. Under the terms of the PAG Investment Advisory Agreement, Princeton Advisory Group, among other things: (i) determined the composition and allocation of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identified, evaluated and negotiated the structure of the investments made by the Company; (iii) executed, monitored and serviced the Company’s investments; (iv) determined the securities and other assets that the Company shall purchase, retain, or sell; (v) performed due diligence on prospective portfolio companies; (vi) provided the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds; and (vii) if directed by the Board, would assist in the execution and closing of the sale of the Company’s assets or a sale of the equity of the Company in one or more transactions. Princeton Advisory Group’s services under the PAG Investment Advisory Agreement were not exclusive and it was free to furnish similar services to other entities so long as its services to the Company were not impaired.

Management Fee

Pursuant to the PAG Investment Advisory Agreement, the Company paid Princeton Advisory Group a base management fee for investment advisory and management services. The cost of the base management fee was ultimately borne by the Company’s stockholders. The PAG Investment Advisory Agreement did not include an incentive fee to Princeton Advisory Group, as would be typical of many external investment advisory agreements.

The base management fee was calculated at an annual rate of 1.00% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents net of all indebtedness of the Company for borrowed money and other liabilities of the Company. The base management fee was payable quarterly in arrears, and determined as set forth in the preceding sentence at the end of the two most recently completed calendar quarters prior to the quarter for which such fees were being calculated. The Board of Directors was permitted to retroactively adjust the valuation of the Company’s assets and the resulting calculation of the base management fee in the event the Company or any of its assets are sold or transferred to an independent third party or the Company or Princeton Advisory Group received an audit report or other independent third party valuation of the Company. To the extent that any such adjustment increases or decreases the base management fee of any prior period, the Company would have been obligated to pay the amount of increase to Princeton Advisory Group or Princeton Advisory Group would have been obligated to refund the decreased amount, as applicable.

Management fees under the PAG Investment Advisory Agreement for the years ended December 31, 2018 and December 31, 2017 were $0 and $407,609, respectively. As of December 31, 2018, management fees of $19,282 were payable to Princeton Advisory Group.

Incentive Fee

The Company was not obligated to pay Princeton Advisory Group an incentive fee.

Payment of Expenses

Princeton Advisory Group bore all compensation expense (including health insurance, pension benefits, payroll taxes and other compensation related matters) of its employees and bore the costs of any salaries or directors’ fees of any officers or directors of the Company who were affiliated persons (as defined in the 1940 Act) of Princeton Advisory Group. However, Princeton Advisory Group, subject to approval by the Board of Directors of the Company, was entitled to reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company. During the term of the PAG Investment Advisory Agreement, Princeton Advisory Group also bore all of its costs and expenses for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of its obligations under the PAG Investment Advisory Agreement.

Except as provided in the preceding paragraph the Company reimbursed Princeton Advisory Group all direct and indirect costs and expenses incurred by it during the term of the PAG Investment Advisory Agreement for: (i) due diligence of potential investments of the Company, (ii) monitoring performance of the Company’s investments, (iii) serving as officers of the Company, (iv) serving as directors and officers of portfolio companies of the Company, (v) providing managerial assistance to portfolio companies of the Company, and (vi) enforcing the Company’s rights in respect of its investments and disposing of its investments; provided, however, that, any third party expenses incurred by Princeton Advisory Group in excess of $50,000 in the aggregate in any calendar quarter required advance approval by the Board of Directors of the Company.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

In addition to the foregoing, the Company was also responsible for the payment of all of the Company’s other expenses, including the payment of the following fees and expenses:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by Princeton Advisory Group that were payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not Princeton Advisory Group);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not Princeton Advisory Group) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company regarding administering the Company’s business.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Duration and Termination

Unless terminated earlier as described below, the PAG Investment Advisory Agreement was to continue in effect for a period of one (1) year from its effective date. It was to remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the of Company’s directors who are neither parties to the PAG Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The PAG Investment Advisory Agreement was permitted to be terminated at any time, without the payment of any penalty, (i) upon written notice, effective on the date set forth in such notice, by the vote of a majority of the outstanding voting securities of the Company or by the vote of the Company’s directors, or (ii) upon 60 days’ written notice, by Princeton Advisory Group. The PAG Investment Advisory Agreement would have automatically terminated in the event of its “assignment,” as defined in the 1940 Act. As disclosed elsewhere in this Form 10-K (including Note 1), the PAG Investment Advisory Agreement was terminated as of December 31, 2017. The Company did not pay any early termination penalties as a result of the termination of the PAG Investment Advisory Agreement.

Indemnification

The PAG Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of their duties, or by reason of the material breach or reckless disregard of their duties and obligations under the PAG Investment Advisory Agreement (and to the extent specified in Section 36(b) of the Investment Company Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services), Princeton Advisory Group and its officers, managers, employees and members are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Princeton Advisory Group’s services under the PAG Investment Advisory Agreement or otherwise as the Company’s investment advisor. The amounts payable for indemnification would be calculated net of payments recovered by the indemnified party under any insurance policy with respect to such losses.

At all times during the term of the PAG Investment Advisory Agreement and for one year thereafter, Princeton Advisory Group was obligated to maintain directors and officers/errors and omission liability insurance in an amount and with a provider reasonably acceptable to the Board of Directors of the Company.

Administration Services and Sub-Administration Agreement

Princeton Advisory Group was entitled to reimbursement of expenses under the PAG Investment Advisory Agreement for administrative services performed for the Company.

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

Administration fees were $270,000, $264,000 and $200,293 for the years ended December 31, 2019, 2018 and 2017, respectively, and sub-administration fees were $137,500, $150,000 and 139,354 for the years ended December 31, 2019, 2018 and 2017, respectively, as shown on the Statements of Operations under administration fees.

House Hanover Investment Advisory Agreement

Effective as of January 1, 2018, House Hanover serves as our investment advisor. House Hanover is registered as an investment advisor under the 1940 Act.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

Management fees under the House Hanover Investment Advisory Agreement for the year ended December 31, 2019 and 2018 were $364,135 and $402,750. As of December 31, 2019 and December 31, 2018, management fees of $285,138 and $81,296, respectively were payable to House Hanover.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

December 31, 2019

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 9, 2019.

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

December 31, 2019

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2019, none of the portfolio companies had accepted our offer for such services.

Other Related Party Transactions

As disclosed in the Company’s Form 8-K filed with the SEC on September 16, 2016, on September 12, 2016, the Company, as a Borrower, entered into a Term Loan in the amount of $225,000 with Munish Sood, former CEO, President and Director of the Company, as Lender, in order to fund capital to one of its portfolio companies, Rockfish Seafood Grill, Inc. The board of directors of the Company, by unanimous written consent, authorized and approved that the Company enter into the Loan Agreement. The loan bore interest at a rate of 10.0% per annum and was set to mature on December 12, 2016. As disclosed in the Company’s Form 8-K filed with the SEC on October 27, 2016, on October 21, 2016, Munish Sood lent an additional $140,000 under this Term Loan. On March 29, 2017, Munish Sood, in order to purchase certain assets to qualify as a RIC, lent an additional $450,000 under this Term Loan and extended the maturity date to June 30, 2017. On April 10, 2017, the Company made a principal and interest payment totaling $450,984 on this Term Loan. The loan was repaid in full with interest on July 17, 2017.

On June 28, 2017, Munish Sood made a non-interest bearing short term loan to Advantis Certified Staffing Solutions, Inc., one of the Company’s portfolio companies, in the amount of $89,225 for a short term working capital need. The loan was repaid without interest on July 5, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

NOTE 8 – FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per Share Data (1):
Net asset value at beginning of period	$0.345	$0.344	$0.365	$0.400	$0.254
Net investment income (loss)	(0.009)	0.009	0.008	(0.004)	(0.013)
Change in unrealized gain (loss)	(0.060)	(0.007)	(0.035)	(0.019)	(0.081)
Realized gain	-	(0.001)	0.006	(0.012)	0.002
Change in capital share transactions	-	-	-	-	0.238
Net asset value at end of period	$0.276	$0.345	$0.344	$0.365	$0.400
Total return based on net asset value (2)	(20.0)%	0.3%	(5.8)%	(8.8)%	(36.2)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	97,402,398
Ratio/Supplemental Data:
Net assets at end of period	$33,280,329	$41,554,951	$41,407,539	$43,985,319	$48,225,563
Average net assets	$38,504,249	$41,416,562	$42,634,685	$46,991,446	$45,472,971
Total operating expenses to average net assets	5.8%	5.4%	3.8%	5.8%	9.5%
Net operating expenses to average net assets (3)	5.8%	5.4%	3.3%	5.8%	9.5%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.9%	4.3%	2.8%	4.3%	8.0
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	4.9%	4.3%	3.2%	4.3%	8.0

Net investment income (loss) to average net assets	(2.8)%	2.5%	2.4%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding management fee waiver	(2.8)%	2.5%	1.9%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources (4)	(2.8)%	2.5%	0.1%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver (4)	(2.8)%	2.5%	(0.4)%	(1.1)%	(2.7)%

Net increase (decrease) in net assets resulting from operations to average net assets	(21.5)%	0.4%	(6.0)%	(9.0)%	(19.5)%
Portfolio Turnover	0.7%	0.5%	7.0%	1.1%	0.7%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.
(4)	Unaudited

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of December 31, 2019. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. As of December 31, 2019, the guaranteed amount was reduced to $63,419.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Great Value Storage Litigation

On March 14, 2019, we filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC, and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS Defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. The action is pending in the Harris County District Court. The Company has not received financial statements from GVS since August 2018.

NOTE 10 – UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

The Company’s investments are primarily in private small and lower middle-market companies. In accordance with Rules 3.09 and 4.08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. In evaluating these investments, there are three tests utilized to determine if any of the Company’s control investments are considered significant subsidiaries; the investment, the asset, and the income significant tests. Rule 3.09 of Regulation S-X, as interpreted by the SEC, requires the Company to include separate audited financial statements of any unconsolidated majority-owned or controlled subsidiary in this filing if either the investment or income significant test exceeds 20% of the Company’s total investments at fair value or total income, respectively. Rule 4-08(g) of Regulation S-X requires summarized financial information of an unconsolidated subsidiary in this filing if it does not qualify under Rule 3.09 of Regulation S-X and any of the three significant tests exceeds 10% of the Company’s total investments at fair value, total assets or total income.

The Company has determined that Rockfish Seafood Grill, Inc., a majority owned or control investment was considered a significant subsidiary at the 20% level at December 31, 2019 as prescribed under Rule 3-09 of Regulation S-X. Due to recent economic events surrounding COVID-19, its impact on the economy and specifically the restaurant industry, Rockfish Seafood Grill, Inc. is unable to complete its audit for the fiscal year ended December 25, 2019 without unreasonable effort and expense. Summarized financial information has been included below. We will amend this Annual Report on Form 10-K to include the financial statements of Rockfish Seafood Grill, Inc. for the year ended December 25, 2019 when the audit has been completed. The audited financial statements of Rockfish Seafood Grill, Inc. for the years ended December 26, 2018 and December 27, 2017 were previously disclosed in the Company’s 2018 Form 10-K filed on April 16, 2019.

The Company has determined that Integrated Medical Partners, LLC, one of its majority owned or control investments, was considered significant subsidiaries at the 10% level at December 31, 2019 as prescribed under Rule 4-08(g) of Regulation S-X. The table below represents the summarized financial information of these unconsolidated subsidiaries for the year ended December 31, 2019.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

The following tables show the summarized financial information for Integrated Medical Partners, LLC and Rockfish Seafood Grill, Inc. (numbers in thousands):

Integrated Medical Partners, LLC
	As of December 31, 2019	As of December 31, 2018
Balance Sheet
Current Assets	$907	$1,850
Noncurrent Assets	71	143
Current Liabilities	5,116	5,379
Noncurrent Liabilities	-	301

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Income Statement
Net Revenue (Loss)	$7,359	$11,440	$14,545
Gross Profit	139	(348)	4,572
Net Income (Loss)	(450)	(915)	(1,222)

Rockfish Seafood Grill, Inc.
	As of December 31, 2019	As of December 31, 2018
Balance Sheet
Current Assets	$228	$251
Noncurrent Assets	1,621	2,786
Current Liabilities	2,721	14,200
Noncurrent Liabilities	13,133	411

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Income Statement
Net Revenue (Loss)	$18,308	$18,634	$18,689
Gross Profit	13,022	12,785	12,779
Net Income (Loss)	(2,421)	(2,795)	(1,127)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

NOTE 11 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total Investment Income	$269,779	$262,624	$325,251	$287,612
Total Operating Expenses	790,121	385,806	526,494	533,822
Income tax expense	1,345	1,425	(23,169)	1,375
Net Investment Income (Loss)	(521,687)	(124,607)	(178,074)	(247,585)

Net Realized Gain/(Loss) on Investments	-	-	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(544,847)	(2,691,673)	(3,795,698)	(170,451)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,066,534)	$(2,816,280)	$(3,973,772)	$(418,036)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.009)	$(0.023)	$(0.033)	$(0.003)
Diluted	$(0.009)	$(0.023)	$(0.033)	$(0.003)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total Investment Income	$1,808,087	$555,013	$485,043	$428,382
Total Operating Expenses	504,672	693,668	536,359	484,402
Income tax expense	1,250	1,250	2,598	12,763
Net Investment Income (Loss)	1,302,165	(139,905)	(53,914)	(68,783)

Net Realized Gain/(Loss) on Investments	-	(108,356)	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(1,198,368)	129,814	389,341	(104,582)
Net Increase (Decrease) in Net Assets Resulting from Operations	$103,797	$(118,447)	$335,427	$(173,365)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$0.001	$(0.001)	$0.003	$(0.001)
Diluted	$0.001	$(0.001)	$0.003	$(0.001)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total Investment Income	$1,364,965	$370,660	$344,787	$353,134
Total Operating Expenses/(Reversal of Operating Expenses)	32,542	424,750	380,104	552,531
Income tax expense	2,267	7,684	7,684	10,430
Net Investment Income (Loss)	1,330,156	(61,774)	(43,001)	(209,827)

Net Realized Gain/(Loss) on Investments	-	589,111	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(2,811,935)	449,691	128,650	(1,948,851)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,481,779)	$977,028	$85,649	$(2,158,678)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.012)	$0.008	$0.001	$(0.018)
Diluted	$(0.012)	$0.008	$0.001	$(0.018)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

NOTE 12 – SUBSEQUENT EVENTS

Portfolio Activity

●	On January 6, 2020, Lone Star Brewery Development, Inc. (“Lone Star”), a wholly-owned subsidiary of Parkview Capital Credit (“Parkview”), filed for bankruptcy protection in the United States Bankruptcy Court for the Western District of Texas under Chapter 11 of the United States Bankruptcy Code. Lone Star’s sole asset is a 32-acre parcel of land located at the site of the former Lone Star Brewery in San Antonio, Texas. Pursuant to the bankruptcy rules as they relate to single asset real estate bankruptcies, Lone Star had 90 days from the date of its bankruptcy filing to file a restructuring plan to exit bankruptcy or, if a plan is not filed, to begin making interest payments to its lenders. On February 26, 2020, the bankruptcy court entered an order approving Lone Star’s employment of a real estate broker to market and sell the property. The procedures to sell the property were subsequently approved by the bankruptcy court on March 10, 2020.

COVID-19

As the global spread of COVID-19 continues, we have experienced increased market volatility and economic uncertainties which may materially impact the valuation of portfolio investments and in turn, the net asset value of the Company. This may have other financial or operational effects, though the extent of such impact is unpredictable at this time. One of our portfolio investments in the restaurant industry, Rockfish Seafood Grill, Inc., has been greatly impacted as governmental agencies have mandated the closure of dining room facilities and greatly reduced their ability to generate revenue for an unknown period of time.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2018 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2019.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at December 31 2019	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2018	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at December 31, 2019
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,457,887	$-	$-	-	$(2,457,887)	$-
Unsecured loan 5%, due 12/31/2019	$-	30,412	652,277	-	-	(813,225)	160,948	-
Unsecured loan 5%, due 12/31/2019	$-	3,366	72,188	-	-	(90,000)	17,812	-
Unsecured loan 8%, due 12/31/2019	$-	8,975	124,115	-	-	(150,000)	25,885	-
Unsecured loan 8%, due 12/31/2019	$-	6,582	91,017	-	-	(110,000)	18,983	-
Unsecured loan 10.75%, due 12/31/2019	$-	14,071	148,866	-	-	(175,000)	26,134	-
Unsecured loan Consolidated BL Note 6.33% (2)	$1,381,586	21,994	-	-	-	1,381,586	1,434,679	2,816,265
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	125,900	1,029,756	620,700	(241,994)	-	(142,217)	1,266,245
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	997,272	-	-	-	(997,272)	-
Preferred Membership – Class B units (3)	760	-	42,611	-	-	-	(42,611)	-
Common Units (3)	14,082	-	6,723	-	-	-	(6,723)	-
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 12/31/2019	$-	1,082	14,000	-	(14,000)	-	-	-
Common Stock (3)	100	-	1,925,722	-	-	-	(271,045)	1,654,677
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,689,793	-	-	-	(1,616,323)	5,073,470
Revolving Loan, 8% PIK, due 12/31/2020 (2)	$2,384,169	169,811	1,465,452	563,169	-	-	355,265	2,383,886
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$382,193	$15,717,679	$1,227,230	$(255,994)	$-	$(3,494,372)	$13,194,543

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

The table below represents the fair value of control and affiliate investments at December 31, 2017 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2018.

Portfolio Company/Type of Investment(3)	Principal Amount/Shares/ Ownership % at December 31, 2018	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2017	Purchases (2)	Sales	Transfers from Restructuring/Transfers into Control Investments	Change in Unrealized Gains/Losses	Fair Value at December 31, 2018
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021(1)	$4,500,000	$-	$3,826,477	$-	$-	$-	$(1,368,590)	$2,457,887
Unsecured loan 5%, due 10/31/2017	$-	-	76,839	-	(89,224)	-	12,385	-
Unsecured loan 5%, due 12/31/2017	$-	-	59,422	-	(69,000)	-	9,578	-
Unsecured loan 5%, due 12/31/2017	$-	-	107,648	-	(125,000)	-	17,352	-
Unsecured loan 5%, due 12/31/2017	$-	-	25,836	-	(30,000)	-	4,164	-
Unsecured loan 5%, due 12/31/2017	$-	-	90,425	-	(105,000)	-	14,575	-
Unsecured loan 5%, due 12/31/2017	$-	-	172,237	-	(200,000)	-	27,763	-
Unsecured loan 5%, due 12/31/2017	$-	-	129,178	-	(150,000)	-	20,822	-
Unsecured loan 5%, due 12/31/2017	$-	-	38,753	-	(45,000)	-	6,247	-
Unsecured loan, 5%, due 12/31/2018	$813,225	40,550	-	813,225	-	-	(160,948)	652,277
Unsecured loan, 5%, due 12/31/2018	$90,000	4,192	-	90,000	-	-	(17,812)	72,188
Unsecured loan, 8%, due 12/31/2018	$150,000	10,126	-	150,000	-	-	(25,885)	124,115
Unsecured loan, 8%, due 12/31/2018	$110,000	6,052	-	110,000	-	-	(18,983)	91,017
Unsecured loan, 10.75%, due 12/31/2018	$175,000	10,824	-	175,000	-	-	(26,134)	148,866
Common Stock – Series A (1)	225,000	-	3,713	-	-	-	(3,713)	-
Common Stock – Series B (1)	9,500,000	-	156,757	-	-	-	(156,757)	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (1)	1	-	4,125	-	-	-	(4,125)	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (1)	1	-	11,551	-	-	-	(11,551)	-
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (1)	$6,352,944	-	6,637,883	-	-	-	51,910	6,689,793
Revolving Loan, 8% Cash, due 12/31/2018	$1,821,000	141,381	1,663,335	200,000	-	-	(397,883)	1,465,452
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (1)	10.000%	-	257,647	-	-	-	(257,647)	-
Membership Interest – Class A (1)	99.997%	-	28,628	-	-	-	(28,628)	-
Dominion Medical Management, Inc.
Unsecured Loan, 6.0% Cash, due 9/30/2019	$-	6,017	437,085	-	-	-	(437,085)	-

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Portfolio Company/Type of Investment(3)	Principal Amount/Shares/ Ownership % at December 31, 2018	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2017	Purchases (2)	Sales	Transfers from Restructuring/Transfers into Control Investments	Change in Unrealized Gains/Losses	Fair Value at December 31, 2018
Unsecured Loan, 6.0% Cash, due 5/20/2018	$-	860	81,389	-	(66,667)	-	(14,722)	-
Second Lien Term Loan, 12.0% Cash, 6% PIK due, 3/1/2019	$1,137,438	155,768	-	652,182	-	-	377,574	1,029,756
Integrated Medical Partners, LLC
Preferred Membership – Class A units (1)	800	-	1,844,856	-	-	-	(847,584)	997,272
Preferred Membership – Class B units (1)	760	-	34,514	-	-	-	8,097	42,611
Common Units (1)	14,082	-	307	-	-	-	6,416	6,723
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 2/15/2018 (1)	$14,000	1,734	14,000	-	-	-	-	14,000
Common Stock(1)	100	-	1,570,755	-	-	-	354,967	1,925,722
Total Control Investments		$377,504	$17,273,360	$2,190,407	$(879,891)	$-	$(2,866,197)	$15,717,679

(1)	Non-income producing security.
(2)	Includes PIK interest and common stock issued in exchange for investments.
(3)	Represents an illiquid investment.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the direction, supervision and participation of the Company’s management, including our Chief Executive Officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO-Framework”). Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director and Executive Officer Information

The following table sets forth the names, ages and positions held by each of our directors and executive officers, followed by a brief biography of each individual, including the business experience of each individual during the past five years and the specific qualifications that led to the conclusion that each individual should serve as a director.

Name	Age	Position	Director Since	Term Expires
Interested Directors
Mark S. DiSalvo	65	Interim Chief Executive Officer, Interim President, and Director	2016	2020

Independent Directors
Darren Stainrod	55	Chairman of the Board of Directors	2016	2020
Greg Bennett	47	Director	2016	2020
Martin Laidlaw	63	Director	2016	2020

Executive Officers
Gregory J. Cannella	45	Chief Financial Officer, Secretary, and Treasurer

Mark S. DiSalvo, 65, serves as our Interim Chief Executive Officer and Interim President. He was originally elected to the Company’s Board on June 9, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2019 Annual Meeting on May 28, 2019. He is the President and CEO of Sema4, Inc., a leading global professional services provider of private equity funds-under-management. He has been a senior executive and entrepreneur at international companies such as Euromoney Institutional Investor and Fairfield Whitney, and was founder of Hall, Berwick and DiSalvo where he provided funding and management advisory services to zero and first stage entities prior to founding Sema4. He has extensive experience in private equity, entrepreneurial management, and emerging market strategy, particularly as to underserved markets and economic development. A frequent speaker at worldwide industry conferences, he is a charter member of the Inner City Economic Forum. Mr. DiSalvo was educated at the University of Massachusetts with degrees in Political Studies and Economics and has earned the professional designations CPC and CTA. He is a long-time lecturer at the Johnson School of Business at Cornell University and the Kellogg School of Business at Northwestern University in their full-time MBA programs where he contributes case studies in private equity, emerging market economics and cross-border M&A. We believe Mr. DiSalvo’s broad experience with private equity funds and early stage growth companies makes him a well-qualified member of our Board.

Darren Stainrod, 55, serves as the Chairman of the Company’s Board and was originally appointed to the Company’s Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2019 Annual Meeting on May 28, 2019. Mr. Stainrod is a Principal of Marbury Fund Services (Cayman) Limited (“Marbury”), a fiduciary services company focused on the alternative investment industry and licensed by the Cayman Islands Monetary Authority. He is registered as a director with the Authority pursuant to the Directors Licensing and Registration Law, 2014. Prior to joining Marbury, Mr. Stainrod was a Principal at HighWater Limited in Cayman for almost 3 years where he provided professional director services to hedge funds, fund of funds and private equity vehicles. Before becoming a professional director in May 2013, Mr. Stainrod spent 17 years at UBS where he was a Managing Director and the Global Head of UBS Alternative Fund Services. At UBS he had responsibility for the overall management and development of the global hedge fund administration business in seven countries with more than 300 staff servicing alternative investment funds with over $200 billion in assets under administration. Before joining UBS, he worked for three years with Coopers & Lybrand in Cayman and four years with Deloitte in the UK. Mr. Stainrod holds a BA (Hons) in Politics from the University of Reading in the UK. He is a member of the Institute of Chartered Accountants in England and Wales and the Cayman Islands Institute of Professional Accountants. He is a past Chairman of the Cayman Islands Fund Administrators Association and is the current Treasurer of AIMA Cayman Chapter. Mr. Stainrod brings to the Board extensive experience as a director of hedge funds, fund of funds and private equity funds as well as considerable experience in the investment fund industry, all of which provide our Board with valuable insight. Mr. Stainrod serves as chairman of the Company’s Nominating and Corporate Governance Committee and he is a member of the Company’s Audit Committee and the Company’s Valuation Committee.

Martin Laidlaw, 63, who was originally elected by the Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2019 Annual Meeting on May 28, 2019, is a Director of Premier Fiduciary Services (Cayman) Ltd. and a former Managing Director of JP Fund Administration (Cayman) Ltd. (“JPFA”) and has over 30 years of experience in the offshore financial industry. Mr. Laidlaw has an extensive range of experience with all forms of investment fund products and has held numerous directorship positions for a wide variety of offshore fund vehicles. From 1989 to 2009 Mr. Laidlaw was employed with CIBC Bank and Trust Company (Cayman) Limited. He was appointed Director and Head of Fund Services and was responsible for leading the fund services team and developing new business and client relationships. Prior to his years at CIBC, he was employed with KPMG, Cayman Islands where he led various financial services audits. He was a founding member, Director and Treasurer of the Cayman Islands Fund Administrators Association. Martin graduated from Edinburgh University in Scotland with a Bachelor of Commerce Degree. He was admitted as a Member of the Institute of Chartered Accountants of Scotland in February, 1984 and continues to maintain his qualification. He is a Cayman Islands Monetary Authority Registered Director and is a member of The Alternative Investment Management Association (AIMA). Mr. Laidlaw’s extensive experience in the financial industry, including his financial and accounting background, and his experience as a director of various offshore fund vehicles makes him well qualified to serve on our Board. Mr. Laidlaw serves as chairman of the Company’s Audit Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Valuation Committee.

Gregory J. Cannella, 45, has served as our Chief Financial Officer, Treasurer and Secretary since March 13, 2015. Mr. Cannella resigned as Chief Financial Officer, Treasurer and Secretary of the Company at the 2016 Annual Meeting and was subsequently re-elected the following day. Mr. Cannella is responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to this, Mr. Cannella was the Chief Financial Officer of Capital Point Partners, a private equity group that focused on mezzanine lending to small and middle market private companies, where he was responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to working at Capital Point Partners, Mr. Cannella was an Asset Manager at First Commonwealth Holdings Corp., a wealth management firm in Houston, Texas where he was responsible for managing various commercial and multi-family residential real estate investment funds as well as oversight of accounting functions and reporting for the funds. Mr. Cannella received a B.B.A. in Management from Stephen F. Austin State University and an M.B.A. with honors in Accounting and Finance from the University of Houston. He is a Certified Public Accountant in the State of Texas.

Information About Chief Compliance Officer

Florina Klingbaum has served as our Chief Compliance Officer since January 1, 2018. Ms. Klingbaum is a Managing Member of Altemis Capital Management LLC an investment management provider specializing in compliance and regulatory services. From 2015-2016, she served as a Consultant for Nuveen Investments in New York City. During her career, Ms. Klingbaum has held senior roles at both Citigroup Global Markets as well as Credit Suisse. She has extensive experience in alternative investments, structured products and overall fund operations including fund administration, accounting, regulatory, compliance and fund liquidation services. Ms. Klingbaum started her career at KPMG LLP where she was a Senior Auditor in the Financial Services division. She holds two Masters degrees, in Accounting and Business Administration respectively, from Pace University, a BA in Sociology from the University of Toronto, and is a CPA.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities report their ownership of such equity securities and any subsequent changes in that ownership to the SEC and to us.

Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during the fiscal year ended December 31, 2019 all Section 16(a) filing requirements applicable to the executive officers, directors and greater than 10% beneficial owners were timely satisfied.

Code of Business Conduct and Ethics and Statement on the Prohibition of Insider Trading

Our Code of Business Conduct and Ethics and Statement on the Prohibition of Insider Trading (the “Code of Ethics”), which is signed by directors and executive officers of the Company, requires that directors and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of the Company. Pursuant to the Code of Ethics which is available on our website under the “Corporate Governance” link under the “Princeton Capital Corporation” link at www.princetoncapitalcorp.com, each director and executive officer must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to the audit committee. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the Board. The Code of Ethics also contains our policies and procedures relating to insider trading and material non-public information.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Audit Committee

The members of the audit committee are Messrs. Laidlaw, Stainrod, and Bennett each of whom meets the independence standards established by the SEC and the NASDAQ (the “NASDAQ”) for audit committees and is independent for purposes of the 1940 Act. Mr. Laidlaw serves as chairman of the audit committee. Our Board has determined that Mr. Laidlaw is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Board has adopted a charter of the audit committee, which is available in print to any stockholder who requests it and it is also available on the Company’s website at www.princetoncapitalcorp.com. The audit committee met 4 times during 2019. Each member attended at least 91.7% of the audit committee meetings that were held while the director was a member of the audit committee in 2019.

The audit committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee is also responsible for aiding our Board in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and audit committee utilizes the services of an independent valuation firm to help them determine the fair value of these securities. Given that the audit committee is comprised of all the independent directors on the Board, the audit committee may also be tasked with special investigations into director and/or officer conduct, conflicts of interest, or other claims impacting the Company, as was the case in relation to the independent directors’ consideration of a former vendor/provider of services which ultimately resulted in a confidential settlement agreement, as disclosed elsewhere in this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

None of our officers receive direct compensation from the Company. Mr. DiSalvo, through his financial interest in House Hanover is entitled to receive and has received a portion of investment advisory fees paid by the Company to House Hanover under the Investment Advisory Agreement with the Company. Our other executive officers will be paid by House Hanover, subject to reimbursement by us of our allocable portion of such compensation for services rendered by such persons to the Company under the Investment Advisory Agreement. To the extent that House Hanover outsources any of its functions, we will reimburse House Hanover for the fees associated with such functions without profit or benefit to House Hanover.

Compensation of Directors

Each independent director receives an annual fee of $30,000. In addition, they will also receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in person or telephonically each regular board of directors meeting and each special telephonic meeting. They will also receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended in person and each telephonic committee meeting. The chairmen of the audit committee, the valuation committee and the nominating and corporate governance committee will receive an annual fee of $3,500, respectively. On March 13, 2017, the independent directors agreed to cap director’s fees at $50,000 per independent director annually, and to have an amount of $12,500 advanced to them each quarter, subject to true up at the end of each quarter. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. No compensation is paid to directors who are “interested persons.”

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2019. No compensation is paid by us to any interested director or executive officer of the Company.

Name	Aggregate Compensation from Princeton Capital Corporation	Pension or Retirement Benefits Accrued as Part of Company Expenses(1)	Total Compensation from Princeton Capital Corporation
Interested Directors:
Mark S. DiSalvo	None	None	None
Independent Directors:
Greg Bennett	$50,000	None	$50,000
Martin Laidlaw	$48,500	None	$48,500
Darren Stainrod	$50,000	None	$50,000
____________

(1)  We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.

Compensation Committee

We do not have a compensation committee or a committee performing similar functions because our executive officers do not receive any direct compensation from the Company. All decisions concerning compensation of House Hanover are made by the Board (with Mr. DiSalvo recusing himself from deliberations and voting). Executive officers of the Company are employees or independent contractors of, and are compensated by, House Hanover. Compensation payable by the Company to the Advisor is required to be approved by a majority of the Company’s independent directors pursuant to Section 15(c) of the 1940 Act. Since the Audit Committee consists of a majority of the independent directors of the Company, the Company has allocated responsibility to consider the compensation paid to the Advisor to the Audit Committee.

The Nominating and Corporate Governance Committee will review the form and amount of independent director compensation at least annually and make any changes, as it deems appropriate.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2020, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of the Company’s common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 26, 2020 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 120,486,061 shares of the Company’s common stock outstanding as of March 26, 2020.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by their spouses under applicable law. The address of all executive officers and directors is c/o Princeton Capital Corporation, 800 Turnpike Street, Suite 300, North Andover, Massachusetts 01845.

The Company’s directors are divided into two groups - interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act and the NASDAQ (“NASDAQ”) Stock Market Rules, as the Over the Counter Pink (“OTCPK”) exchange where the Company trades, does not establish director independence standards.

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Mark S. DiSalvo(3)	115,484,327	95.9%

Independent Directors
Greg Bennett	0	*
Martin Laidlaw	0	*
Darren Stainrod	0	*

Executive Officers
Mark S. DiSalvo(3)	115,484,327	95.9%
Gregory J. Cannella	0	*

Executive officers and directors as a group	115,484,327	95.9%

Greater than 5% Holders
Capital Point Partners, LP (4)	104,562,000	86.8%
Capital Point Partners II, LP(4)	10,922,327	9.07%

*	Indicates less than 1%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.
(2)	Based on a total of 120,486,061 shares of our common stock issued and outstanding on March 26, 2020.
(3)	Mr. DiSalvo, by virtue of his ownership of all of the outstanding stock of Sema4, Inc., the general partner of Capital Point Partners, LP (“CPP”) and Capital Point Partners II, LP (“CPP II”), may be deemed to be the beneficial owner of the 104,562,000 shares of the Company’s common stock owned by CPP and the 10,922,327 shares of the Company’s common stock owned by CPP II. Mr. DiSalvo and Sema4, Inc. each disclaims beneficial ownership of any shares held by CPP and CPP II, except to the extent of their pecuniary interest therein. The address of Sema4, Inc., CPP and CPP II is 800 Turnpike Street, Suite 300, North Andover, MA 01854.
(4)	This information is based on information included in the Schedule 13D filed with the SEC.

The following table sets forth as of March 26, 2020, the dollar range of our securities owned by our directors and executive officers. The Company is not part of a “family of investment companies,” as that term is defined in Schedule 14A.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)	Aggregate Dollar Range of Equity Securities in All Funds Overseen or to be Overseen by Director or Nominee in Family of Investment Companies
Interested Director:
Mark S. DiSalvo	Over $100,000	n/a

Independent Directors:
Greg Bennett	None	n/a
Martin Laidlaw	None	n/a
Darren Stainrod	None	n/a

Executive Officers:
Mark S. DiSalvo	Over $100,000	n/a
Gregory J. Cannella	None	n/a

(1)	The dollar range of the equity securities beneficially owned is based on the closing price per share of the Company’s common stock of $0.22 on March 26, 2020 on the OTCPK.

(2)	The dollar ranges of equity securities beneficially owned are: none; $1–$10,000; $10,001–$50,000; $50,001–$100,000; and over $100,000.

We also note that Florina Klingbaum, our Chief Compliance Officer, does not own any securities of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a business development company, the 1940 Act restricts us from participating in transactions with any persons affiliated with us, including our officers, directors, and employees and any person controlling or under common control with us or our affiliates, subject to certain exceptions. In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. We have implemented certain procedures, both written and unwritten, to ensure that we do not engage in any prohibited transactions with any persons affiliated with us. If such affiliations are found to exist, we will seek Board and/or committee review and approval or exemptive relief for such transactions, as appropriate. In accordance with NASDAQ Rule 5630, an independent body of the Board shall be responsible for conducting an appropriate review and oversight of all related party transactions. The Board has delegated this responsibility to the Audit Committee.

As disclosed in various filings with the SEC, House Hanover has served as the Company’s investment advisor since January 1, 2018 under an Interim Investment Advisory Agreement that took effect on January 1, 2018 and terminated on May 30, 2018 (the “Interim Investment Advisory Agreement”) and an Investment Advisory Agreement that took effect on May 31, 2018 (the “Investment Advisory Agreement”). The Investment Advisory Agreement was approved by the Company’s stockholder at the 2018 Annual Meeting of Stockholders. The value of the Interim Investment Advisory Agreement and the Investment Advisory Agreement was determined based on a management fee. The amount of management fees accrued to House Hanover for the fiscal year ended December 31, 2019, under the Investment Advisory Agreement were $383,413. In addition to compensation based on a management fee, the Investment Advisory Agreement also provides for, subject to approval by the Board of Directors, reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company (“Administration Expenses”). The amount of administration expenses accrued for House Hanover for the fiscal year ended December 31, 2019 under the Investment Advisory Agreement was $270,000. House Hanover is controlled by Mr. DiSalvo.

Mr. DiSalvo owns all of the interests in Sema4, Inc., the general partner of Capital Point Partners, LP and Capital Point Partners II, LP, which own approximately 87% and 9% of our common stock, respectively.

Review, Approval or Ratification of Transactions with Related Persons

We have also adopted a Code of Business Conduct and Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Business Conduct and Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Business Conduct and Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict. Our Audit Committee is charged with approving any waivers under our Code of Ethics.

Director Independence

In accordance with rules of the NASDAQ, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Company’s nominating and corporate governance committee and through a questionnaire to be completed by each director no less frequently than annually (and most recently in February of 2020), with updates periodically if information provided in the most recent questionnaire has changed.

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in the rules promulgated by the NASDAQ Stock Market. Rule 5605(a)(2) provides that a director of a business development company (“BDC”) shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The Board has determined that each of the directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Mr. DiSalvo. Mr. DiSalvo is an interested person of the Company due to his interests in House Hanover, our investment advisor, his position as Interim Chief Executive Officer and Interim President of the Company, and his interests in Sema4, Inc., the general partner of Capital Point Partners, LP and Capital Point Partners II, LP, which own approximately 87% and 9% of our common stock, respectively.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Independent Registered Public Accounting Firm

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal year ended December 31, 2019)

The following aggregate fees by WithumSmith, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2019, were billed to the Company for work attributable to audit, tax and other services.

WithumSmith Fiscal Year Ended December 31, 2019
Audit Fees	$284,020
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees:	$284,020

Services rendered by WithumSmith in connection with fees presented above were as follows:

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

In the fiscal year 2019, the percentage of services designated for Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees that were approved by the audit committee were 100%, 0%, 0%, and 0%, respectively.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal year ended December 31, 2018)

The following aggregate fees by WithumSmith, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018, were billed to the Company for work attributable to audit, tax and other services.

WithumSmith Fiscal Year Ended December 31, 2018
Audit Fees	$232,006
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees:	$232,006

Services rendered by WithumSmith in connection with fees presented above were as follows:

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

In the fiscal year 2018, the percentage of services designated for Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees that were approved by the audit committee were 100%, 0%, 0%, and 0%, respectively.

In addition to the Total Fees set forth above, the Company paid $10,006 to the Company’s prior independent registered public accounting firm, in order to provide an opinion letter for work that the prior auditor had performed in prior years that was included in the Company’s 2016 Form 10-K that was filed with the SEC on April 6, 2018.

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

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2019 and December 31, 2018
Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Statements of Changes in Net Assets for the years ended December 31, 2019, 2018 and 2017
Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Schedule of Investments as of December 31, 2019
Schedule of Investments as of December 31, 2018
Notes to the Financial Statements

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger between Regal One Corporation and Princeton Capital Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.4	Second Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on February 27, 2018).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.1	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.2	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	Dividend Reinvestment Plan (Incorporated by reference from Exhibit 10.4 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.6	Investment Advisory Agreement between Registrant and Princeton Advisory Group, Inc. (Incorporated by reference from Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, filed on July 12, 2017)
10.7	Investment Advisory Agreement between Registrant and House Hanover, LLC (Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on May 31, 2018)
14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the years ended December 26, 2018 and December 27, 2017 (Incorporated by reference from Exhibit 99.1 of Registrant’s Annual Report on Form 10-K, filed on April 16, 2019).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark S. DiSalvo	Interim Chief Executive Officer and Director,	March 30, 2020
Mark S. DiSalvo	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	March 30, 2020
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Darren Stainrod	Director	March 30, 2020
Darren Stainrod

/s/ Martin Laidlaw	Director	March 30, 2020
Martin Laidlaw

/s/ Greg Bennett	Director	March 30, 2020
Greg Bennett