Form 10-Q
period 2020-03-31
PRINCETON CAPITAL CORP
filed 2020-05-15
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of May 15, 2020 was 120,486,061.

PRINCETON CAPITAL CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020 (unaudited)	December 31, 2019

ASSETS
Control investments at fair value (cost of $27,508,246 and $27,486,442, respectively)	$8,689,605	$13,194,543
Non-control/non-affiliate investments at fair value (cost of $27,849,548 and $27,759,011, respectively)	17,210,026	20,157,959
Total investments at fair value (cost of $55,357,794 and $55,245,453, respectively)	25,899,631	33,352,502
Cash	177,525	357,692
Restricted cash	25,405	25,294
Due from portfolio companies	249,522	222,133
Interest receivable, net of allowance for bad debt of $413,928	85,562	83,687
Taxes receivable	40,673	44,750
Prepaid expenses	143,048	25,721
Other receivable	-	2,689
Total assets	26,621,366	34,114,468

LIABILITIES
Accrued management fees	368,591	285,138
Accounts payable	222,737	251,704
Due to affiliates	271,067	202,500
Tax expense payable	9,051	7,000
Deferred fee income	60,182	69,208
Accrued expenses and other liabilities	133,793	18,589
Total liabilities	1,065,421	834,139

Net assets	$25,555,945	$33,280,329

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at March 31, 2020 and December 31, 2019)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(745,622)	(745,622)
Distributions in excess of net investment income	(9,229,640)	(9,070,468)
Accumulated unrealized loss on investments	(29,458,163)	(21,892,951)
Total net assets	$25,555,945	$33,280,329
Net asset value per share	$0.212	$0.276

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION
STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$203,032	$164,203
Interest income from control investments	-	98,289
Interest income paid-in-kind from control investments	21,804	17,062
Other income from non-control/non-affiliate investments	9,025	6,190
Other income from non-investment sources	235	1,868
Total investment income	234,096	287,612

OPERATING EXPENSES
Management fees	83,453	98,279
Administration fees	98,750	105,000
Audit fees	51,500	127,120
Tax preparation fees	470	5,500
Legal fees	32,317	53,999
Valuation fees	42,000	52,470
Directors’ fees	37,500	38,625
Insurance expense	24,171	30,257
Other general and administrative expenses	21,056	22,572
Total operating expenses	391,217	533,822

Net investment loss before tax	(157,121)	(246,210)
Income tax expense	2,051	1,375
Net investment loss after taxes	(159,172)	(247,585)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(3,038,470)	132,823
Control investments	(4,526,742)	(303,274)
Net change in unrealized gain (loss) on investments	(7,565,212)	(170,451)
Net decrease in net assets resulting from operations	$(7,724,384)	$(418,036)

Net investment loss per share
Basic	$(0.001)	$(0.002)
Diluted	$(0.001)	$(0.002)
Net decrease in net assets resulting from operations per share
Basic	$(0.064)	$(0.003)
Diluted	$(0.064)	$(0.003)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net assets at beginning of year	$33,280,329	$41,554,951

Decrease in net assets resulting from operations:
Net investment loss	$(159,172)	$(247,585)
Net realized gain (loss) on investments	-	-
Net change in unrealized gain/(loss) on investments	(7,565,212)	(170,451)
Net decrease in net assets resulting from operations	(7,724,384)	(418,036)

Total decrease in net assets	(7,724,384)	(418,036)
Net assets at end of period	$25,555,945	$41,136,915

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(7,724,384)	$(418,036)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments in:
Portfolio investments	(90,537)	(1,686,128)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	-	184,667
Net change in unrealized (gain)/loss on investments	7,565,212	170,451
Increase in investments due to PIK	(21,804)	(17,062)
Changes in other assets and liabilities:
Due from portfolio companies	(27,389)	(4,906)
Interest receivable	(1,875)	(46,280)
Prepaid expenses	(117,327)	(98,073)
Taxes receivable	4,077	-
Other receivable	2,689	-
Accrued management fees	83,453	16,982
Accounts payable	(28,967)	73,171
Due to affiliates	68,567	-
Tax expense payable	2,051	1,375
Deferred fee income	(9,026)	(6,189)
Accrued expenses and other liabilities	115,204	110,644
Net cash used in operating activities	(180,056)	(1,719,384)

Net decrease in cash and restricted cash	(180,056)	(1,719,384)
Cash and restricted cash at beginning of period	382,986	2,575,620
Cash and restricted cash at end of period	$202,930	$856,236

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2020

(Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$1,254,523	4.91%
Unsecured loan 6.33% PIK, due 12/31/2020 (3) (7)		$1,403,390	1,403,390	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,353,389	1,254,523	4.91%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	380,223	1.49%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	380,223	1.49%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,660,676	6.50%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK,due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	2,961,801	11.59%
Revolving Loan, 8% PIK, due 12/31/2020 (2)(3)(5) (7)		$2,384,169	2,384,169	2,432,382	9.52%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,886,709	5,394,183	21.11%
Total control investments			27,508,246	8,689,605	34.01%

Non-control/non-affiliate investments
Capital Foundry Funding, LLC	Pittsburgh, PA
Second Lien Loan, US Prime Rate (4.25% floor) and 8.16% collateral management fee, due 4/21/2020	Financial Services	$1,000,000	1,000,000	981,250	3.84%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	5,311,356	20.78%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7) (9)	Real Estate Development	$8,166,672	8,166,672	6,694,030	26.19%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2020

(Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10.0% cash, due 9/30/2022 (7)	Nickel Pipe,	$6,750,000	$6,750,000	$4,222,190	16.52%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	-	-%
Total			11,881,090	4,222,190	16.52%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			27,849,548	17,210,026	67.33%
Total Portfolio Investments			55,357,794	25,899,631	101.34%

Total Investments			$55,357,794	$25,899,631	101.34%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of March 31, 2020, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of March 31, 2020.
(6)	Represents an illiquid investment. At March 31, 2020, 100% of the total fair value of portfolio investments are illiquid.
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

(9)	See Note 10 of the Notes to Financial Statements for a subsequent event for the Company’s investment in Lone Star Brewery Development, Inc.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2020

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of March 31, 2020.

	March 31, 2020
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$25,898,431	101.34%
Canada	1,200	0.00
Total	$25,899,631	101.34%

	March 31, 2020
Industry	Investments at Fair Value	Percentage of Net Assets

Nickel Pipe, Fittings and Flanges	$4,222,190	16.52%
Casual Dining	5,394,183	21.11
Real Estate Development	6,694,030	26.19
Storage Company Property Management	5,311,356	20.78
Staffing	1,254,523	4.91
Energy Services	1,660,676	6.50
Medical Business Services	380,223	1.49
Financial Services	981,250	3.84
Security	1,200	0.00
Total	$25,899,631	101.34%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2019

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$2,816,265	8.46%
Unsecured loan 6.33%, due 12/31/2020 (3) (7)		$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,331,585	2,816,265	8.46%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	1,266,245	3.80%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	1,266,245	3.80%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,654,677	4.97%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	5,073,470	15.24%
Revolving Loan, 8% PIK, due 12/31/2020 (3) (7)		$2,384,169	2,384,169	2,383,886	7.16%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,886,709	7,457,356	22.40%
Total control investments			27,486,442	13,194,543	39.63%

Non-control/non-affiliate investments
Capital Foundry Funding, LLC	Pittsburgh, PA
Second Lien Loan, US Prime Rate (4.25% floor) and 8.16% collateral management fee, due 4/21/2020	Financial Services	$1,000,000	1,000,000	1,000,000	3.00%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	6,282,817	18.88%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,556,556	22.71%

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, our goal is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2019 tax year and was taxed as a corporation under Subchapter C of the Code for 2019. We invest primarily in private small and lower middle-market companies through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services - Investment Companies, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three months ended March 31, 2020 may not be indicative of the results ultimately achieved for the year ended December 31, 2020 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2020, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2019, Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

March 31, 2020

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

March 31, 2020

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

March 31, 2020

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31,	December 31,
	2020	2019
Cash	$177,525	$357,692
Restricted Cash	25,405	25,294
Total Cash and Restricted Cash	$202,930	$382,986

As of March 31, 2020 restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC. As of December 31, 2019 restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of March 31, 2020 and December 31, 2019, the Company did not purchase any U. S Treasury Bills.

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $9,025 and $6,190 for the three months ended March 31, 2020, and 2019, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $235 and $1,868 for the three months ended March 31, 2020 and 2019, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three months ended March 31, 2020 and 2019, PIK interest was $21,804 and $17,062, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three months ended March 31, 2020 and 2019, were incurred in the normal operating course of business and are included in legal fees on the Statement of Operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

The Company did not meet the qualifications of a RIC for the 2019 tax year and will be taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). The failure to qualify as a RIC, however, did not impact the 2019 tax year as the Company had net operating losses and no realized gains in the tax year. Further, the Company has net operating losses and capital losses from prior years it can carry forward to offset taxable income.

The Company does not expect to meet the qualifications of a RIC for the 2020 tax year and is likely to be taxed as a corporation under Subchapter C of the Code. However, in the event that the Company does meet the qualifications of a RIC for the 2020 tax year, it may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC for the 2020 tax year due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. If the Company achieves its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three months ended March 31, 2020 and 2019, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three months ended March 31, 2020 and 2019, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU provides accounting and disclosure guidance relating to the Tax Cuts and Jobs Act pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. The guidance allows a company to report provisional amounts when reasonable estimates are determinable for certain income tax effects relating to the Act. These provisional amounts may give rise to new current or deferred taxes based on certain provisions within the Act, as well as adjustments to existing current or deferred taxes that existed prior to the Act’s enactment date. The adoption of ASU 2018-05 did not have a material impact on the Company’s financial statements.

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net decrease in net assets resulting from operations	$(7,724,384)	$(418,036)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061
Basic and diluted net decrease in net assets resulting from operations per common share
Basic	$(0.064)	$(0.003)
Diluted	$(0.064)	$(0.003)

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2020 and December 31, 2019, respectively:

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$10,705,539	$10,705,539
Second Lien Loans	-	-	13,532,216	13,532,216
Unsecured Loans	-	-	-	-
Equity	-	-	1,661,876	1,661,876
Total Portfolio Investments	-	-	25,899,631	25,899,631
Total Investments	$-	$-	$25,899,631	$25,899,631

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$13,740,173	$13,740,173
Second Lien Loans	-	-	17,956,452	17,956,452
Unsecured Loans	-	-	-	-
Equity	-	-	1,655,877	1,655,877
Total Portfolio Investments	-	-	33,352,502	33,352,502
Total Investments	$-	$-	$33,352,502	$33,352,502

During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2020 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Amortization	-	-	-	-	-
Purchases of investments	-	90,537	-	-	90,537
Sales of investments	-	-	-	-	-
Payment-in-kind interest	-	-	21,804	-	21,804
Change in unrealized gain (loss) on investments	(3,034,634)	(4,514,773)	(21,804)	5,999	(7,565,212)
Fair value at end of period	$10,705,539	$13,532,216	$-	$1,661,876	$25,899,631
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2020	$(3,034,634)	$(4,514,773)	$(21,804)	$5,999	$(7,565,212)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2019 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Purchases of investments	430,000	1,586,128	-	-	2,016,128
Sales of investments	-	(241,994)	(14,000)	-	(255,994)
Payment-in-kind interest	133,169	34,572	43,361	-	211,102
Change in unrealized gain (loss) on investments	(845,159)	(1,526,069)	(1,131,824)	(3,699,617)	(7,202,669)
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2019	$(845,159)	$(1,526,069)	$(1,131,824)	$(3,699,617)	$(7,202,669)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2020:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$5,311,356	Discounted Cash Flow	Discount Rate	40.00%-50.00% (45.00%)
	5,394,183	Enterprise Value Coverage	EV / Store Level EBITDAR	3.50x-4.00x (3.75x)
			Location Value	$525,000-$625,000 ($575,000)
Total	10,705,539

Second Lien Loans	9,786,375	Discounted Cash Flow	Discount Rate	14.15%-25.80% (20.44%)
	3,745,841	Enterprise Value Coverage	EV / LTM Revenue multiple	0.23x-0.85x (0.48x)
			EV / 2020 Adjusted revenue	0.55x-0.65x (0.60x)
			EV / LTM EBITDA	6.75x-7.25x (7.00x)
Total	13,532,216

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.23x-0.28x (0.25x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.23x-0.85x (0.25x)
			EV / 2020 Adjusted Revenue multiple	0.55x-0.65x (0.60x)
			EV / LTM EBITDA	6.75x-7.25x (7.00x)
			EV / Store Level EBITDAR	3.50x-4.00x (3.75x)
			Location Value	$525,000-$625,000 ($575,000)
	1,660,676	Appraisal Value Coverage	Cost Approach	$1,350,000-$1,650,000 ($1,500,000)
			Sales Comparison Approach	$1,440,000-$1,760,000 ($1,600,000)
Total	1,660,676
Total Level 3 Investments	$25,898,431

Beginning with the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations for the Company’s Level 3 investments.

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of March 31, 2020.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

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

As of March 31, 2020 and December 31, 2019, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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

March 31, 2020

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

March 31, 2020

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

Management fees earned by House Hanover for the three months ended March 31, 2020 and March 31, 2019 were $83,453 and $98,279, respectively.

As of March 31, 2020 and December 31, 2019, management fees of $368,591 and $285,138, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid until such time as the Company has sufficient capital to pay them.

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

March 31, 2020

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

The House Hanover Investment Advisory Agreement was most recently approved by our Board and a majority of the Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined in the 1940 Act) of any such party, on May 13, 2020.

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

March 31, 2020

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

On January 1, 2018, Princeton Capital Corporation directly entered into a service agreement with SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to the Company. In exchange for providing services, the Company pays the Sub-Administrator an asset-based fee with a $125,000 annual minimum as adjusted for any reimbursement of expenses. This annual minimum was amended in the service agreement on April 20, 2019 and effective as of July 1, 2019. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $67,500 and fees to the Sub-Administrator were $31,250 for the three months ended March 31, 2020, as shown on the Statements of Operations under administration fees.

Administration fees were $67,500 and fees to the Sub-Administrator were $37,500 for the three months ended March 31, 2019, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2020, none of the portfolio companies had accepted our offer for such services.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.276	$0.345
Net investment loss	(0.001)	(0.002)
Realized gain (loss)	-	-
Change in unrealized loss	(0.063)	(0.002)
Net asset value at end of period	$0.212	$0.341
Total return based on net asset value (2)	(23.2)%	(1.2)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$25,555,945	$41,136,915
Average net assets	$33,194,503	$41,550,306
Annualized ratio of net operating expenses to average net assets	4.7%	5.2%
Annualized ratio of net investment loss to average net assets	(1.9)%	(2.4)%
Annualized ratio of net investment loss to average net assets, excluding other income from non-investment sources	(1.9)%	(2.4)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	3.7%	4.3%
Annualized ratio of net decrease in net assets resulting from operations to average net assets	(93.3)%	(4.1)%
Portfolio Turnover	0.31%	0.5%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per Share Data (1):
Net asset value at beginning of year	$0.345	$0.344	$0.365	$0.400	$0.254
Net investment income (loss)	(0.009)	0.009	0.008	(0.004)	(0.013)
Change in unrealized gain (loss)	(0.060)	(0.007)	(0.035)	(0.019)	(0.081)
Realized gain (loss)	-	(0.001)	0.006	(0.012)	0.002
Change in capital share transactions	-	-	-	-	0.238
Net asset value at end of year	$0.276	$0.345	$0.344	$0.365	$0.400
Total return (loss) based on net asset value (2)	(20.0)%	0.3%	(5.8)%	(8.8)%	(36.2)%
Weighted average shares outstanding for year, basic	120,486,061	120,486,061	120,486,061	120,486,061	97,402,398
Ratio/Supplemental Data:
Net assets at end of year	$33,280,329	$41,554,951	$41,407,539	$43,985,319	$48,225,563
Average net assets	$38,504,249	$41,416,562	$42,634,685	$46,991,446	$45,472,971
Total operating expenses to average net assets	5.8%	5.4%	3.8%	5.8%	9.5%
Net operating expenses to average net assets (3)	5.8%	5.4%	3.3%	5.8%	9.5%
Net investment income (loss) to average net assets	(2.8)%	2.5%	2.4%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding management fee waiver	(2.8)%	2.5%	1.9%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources (4)	(2.8)%	2.5%	0.1%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver (4)	(2.8)%	2.5%	(0.4)%	(1.1)%	(2.7)%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.9%	4.3%	2.8%	4.3%	8.0%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	4.9%	4.3%	3.2%	4.3%	8.0%
Net increase (decrease) in net assets resulting from operations to average net assets	(21.5)%	0.4%	(6.0)%	(9.0)%	(19.5)%
Portfolio Turnover	0.7%	0.5%	7.0%	1.1%	0.7%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Net Operating expenses includes a management fee waiver in the amount of $216,559 for the year ended December 31, 2017.
(4)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.
(5)	Unaudited

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of March 31, 2020. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. As of March 31, 2020, the guaranteed amount was reduced to $34,148.

Legal Proceedings

As of March 31, 2020, there were no material legal proceedings against the Company or any of its officers or directors.

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

Risks and Uncertainties

COVID-19

As the global spread of COVID-19 continues, we have experienced increased market volatility and economic uncertainties which may materially impact the valuation of portfolio investments and in turn, the net asset value of the Company. This may have other financial or operational effects, though the extent of such impact is unpredictable at this time. One of our portfolio investments in the restaurant industry, Rockfish Seafood Grill, Inc., (“Rockfish”) has been greatly impacted as governmental agencies have mandated the closure of dining room facilities and greatly reduced their ability to generate revenue for an unknown period of time. Rockfish has applied for and received funding from the Paycheck Protection Program by the U.S. Small Business Administration (“PPP”) to assist the company in covering payroll and other non-payroll costs, such as rent and utilities, for a period of eight weeks. Other portfolio companies that have received funding from the PPP include Advantis Occupational Health, LLC, a wholly owned subsidiary of Advantis Certified Staffing Solutions, Inc., Dominion Medical Management, Inc. and Performance Alloys, LLC.

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

The Company has determined that Rockfish Seafood Grill, Inc., one of the Company’s four majority owned or control portfolio companies, was considered a significant subsidiary at the 20% level at March 31, 2020 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The following table shows the summarized financial information for Rockfish Seafood Grill, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.
	Three months Ended March 31, 2020	Three months Ended March 31, 2019
	(unaudited)	(unaudited)
Income Statement
Net Revenue	$4,035	$5,077
Gross Profit	2,861	3,563
Net Income (Loss)	(737)	(579)

NOTE 10 – SUBSEQUENT EVENTS

●	On April 17, 2020, the Company amended the second lien loan to Capital Foundry Funding, LLC to extend the maturity date to July 21, 2020.

●	On May 1, 2020 and as part of the plan before the United State Bankruptcy Court for the Western District of Texas, Lone Star Brewery Development, Inc. (“Lone Star”) sold its sole asset, a 32-acre parcel of land located in San Antonio, TX, for $14,450,000 in a court ordered sale forced by foreclosure of the first lien holder. The Company expects to receive an approximate amount between $380,000 and $680,000 when the final sales proceeds are distributed in coming months, which is significantly less than the estimated fair value of the Company’s investment in Lone Star as of March 31, 2020. The Company is reflecting on its options for further recovery and will file a Form 8-K after it has completed the disposition of its investment in Lone Star and the final sales proceeds are known.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2019 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2020.

Portfolio Company/Type of Investment (1)	Principal Amount/ Shares/ Ownership % at March 31, 2020	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2019	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2020
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,816,265	$-	$-	-	$(1,561,742)	$1,254,523
Unsecured loan Consolidated BL Note 6.33% PIK (2)	$1,403,390	(21,804)	-	21,804	-	-	(21,804)	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	1,266,245	-	-	-	(886,022)	380,223
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,654,677	-	-	-	5,999	1,660,676
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	5,073,470	-	-	-	(2,111,669)	2,961,801
Revolving Loan, 8% PIK, due 12/31/2020 (2)(3)	$2,384,169	-	2,383,886	-	-	-	48,496	2,432,382
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$(21,804)	$13,194,543	$21,804	$-	$-	$(4,526,742)	$8,689,605

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2018 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2019.

Portfolio Company/Type of Investment (1)	Principal Amount/ Shares/ Ownership % at March 31, 2019	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2018	Purchases (2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2019
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,457,887	$-	$-	$(308,511)	$2,149,376
Unsecured loan 5%, due 12/31/2019	$813,225	10,026	652,277	-	-	32,625	684,902
Unsecured loan 5%, due 12/31/2019	$90,000	1,110	72,188	-	-	3,610	75,798
Unsecured loan 8%, due 12/31/2019	$150,000	2,959	124,115	-	-	5,165	129,280
Unsecured loan 8%, due 12/31/2019	$110,000	2,170	91,017	-	-	3,789	94,806
Unsecured loan 10.75%, due 12/31/2019	$175,000	4,639	148,866	-	-	5,115	153,981
Common Stock – Series A (3)	225,000		-	-	-	-	-
Common Stock – Series B (3)	9,500,000		-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1		-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1		-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020	$1,555,961	57,385	1,029,756	603,190	(184,667)	(16,939)	1,431,340
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	997,272	-	-	(155,736)	841,536
Preferred Membership – Class B units (3)	760	-	42,611	-	-	(10,537)	32,074
Common Units (3)	14,082	-	6,723	-	-	(1,448)	5,275
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 12/31/2019	$14,000	420	14,000	-	-	-	14,000
Common Stock (3)	100	-	1,925,722	-	-	17,152	1,942,874
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,689,793	-	-	53,854	6,743,647
Revolving Loan, 8% Cash, due 12/31/2020	$1,921,000	36,642	1,465,452	100,000	-	68,587	1,634,039
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-
Total Control Investments		$115,351	$15,717,679	$703,190	$(184,667)	$(303,274)	$15,932,928

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our investment advisor;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our investment advisor to locate suitable investments for us and to monitor and administer our investments;

●	the ability of our investment advisor to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and

●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or regulated investment companies; and

●	the effect of the COVID-19 pandemic including the uncertainty surrounding its duration and global economic impact, as well as measures taken by governmental agencies, businesses and other third parties in response to counteract any negative effects.

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

At March 31, 2020, the Company had investments in 9 portfolio companies. The total cost and fair value of the total investments were approximately $55.3 million and $25.9 million, respectively. The composition of our investments by asset class as of March 31, 2020 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,537,699	$10,705,539	41.3%
Second Lien Loans	21,932,817	13,532,216	52.3
Unsecured Loans	1,403,390	-	-
Equity	16,483,888	1,661,876	6.4
Total Portfolio Investments	$55,357,794	$25,899,631	100.0%

At December 31, 2019, the Company had investments in 9 portfolio companies. The total cost and fair value of the total investments were approximately $55.2 million and $33.3 million, respectively. The composition of our investments by asset class as of December 31, 2019 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,537,699	$13,740,173	41.2%
Second Lien Loans	21,842,279	15,140,187	45.4
Unsecured Loans	1,381,586	2,816,265	8.4
Equity	16,483,889	1,655,877	5.0
Total Portfolio Investments	$55,245,453	$33,352,502	100.0%
Total Investments	$55,245,453	$33,352,502	100.0%

At March 31, 2020, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 9.7% of which approximately 8.73% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2019, our weighted average yield based upon cost of our portfolio investments was approximately 9.39% of which approximately 6.98% is current cash interest.

At March 31, 2020 and December 31, 2019, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the three months ended March 31, 2020 are as follows:

●	On January 6, 2020, Lone Star Brewery Development, Inc. (“Lone Star”), a wholly-owned subsidiary of Parkview Capital Credit (“Parkview”), filed for bankruptcy protection in the United States Bankruptcy Court for the Western District of Texas under Chapter 11 of the United States Bankruptcy Code. Lone Star’s sole asset is a 32-acre parcel of land located at the site of the former Lone Star Brewery in San Antonio, Texas. Pursuant to the bankruptcy rules as they relate to single asset real estate bankruptcies, Lone Star had 90 days from the date of its bankruptcy filing to file a restructuring plan to exit bankruptcy or, if a plan is not filed, to begin making interest payments to its lenders. On February 26, 2020, the bankruptcy court entered an order approving Lone Star’s employment of a real estate broker to market and sell the property. The procedures to sell the property were subsequently approved by the bankruptcy court on March 10, 2020.

●	On March 31, 2020, the Company agreed to and paid $90,937 in real estate taxes on behalf of the property, to prevent Lone Star from defaulting on their agreement with the first lienholder to sell the property. Under the existing second lien loan agreement with Lone Star, the Company has the ability to pay real estate taxes and consider it an additional loan. These amounts were personally guaranteed by the sole shareholder of Lone Star, Parkview Capital Credit, Inc. (“Parkview”) and by an individual who is an officer of both Lone Star and Parkview.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020			As of December 31, 2019
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	5,203,440	20.09%	2	6,317,386	18.94%	2
3	—	—	—	—	—	—
4	5,311,356	20.51%	1	25,379,239	76.09%	5
5	13,722,959	52.99%	4	—	—	—
	$24,237,755	93.59%	7	$31,696,625	95.03%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2020 we had 6 loans on non-accrual status and as of December 31, 2019, we had 5 loans on non-accrual status.

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

During the first quarter of 2020, the global economy was effected by the COVID-19 pandemic, including the small and medium sized businesses in which we are invested. This has impacted the results of operations as we have experienced a decrease in interest revenue as well as a decrease in valuations of our investments, which resulted in an increase in unrealized losses. It is uncertain as to the duration that the effect that COVID-19 will have on our investment portfolio companies and to the extent that they will be able to recover. Four of our investment portfolio companies that have been eligible to apply for the Paycheck Protection Program offered by the U.S Small Business Administration have all applied for loans, all of which have been approved and three have already received funding in the second quarter.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

	Three Months Ended March 31, 2020 (unaudited)		Three Months Ended March 31, 2019 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$224,836	$0.001	$279,554	$0.002
Other income	9,260	0.000	8,058	0.000
Total investment income	234,096	0.001	287,612	0.002

Operating expenses
Management fees	83,453	0.001	98,279	0.001
Administration fees	98,750	0.001	105,000	0.001
Audit fees	51,500	0.000	127,120	0.001
Tax preparation fees	470	0.000	5,500	0.000
Legal fees	32,317	0.000	53,999	0.000
Valuation fees	42,000	0.000	52,470	0.000
Directors’ fees	37,500	0.000	38,625	0.000
Insurance expense	24,171	0.000	30,257	0.000
Other general and administrative expenses	21,056	0.000	22,572	0.000
Total net operating expenses	391,217	0.002	533,822	0.003

Net investment loss before tax	(157,121)	(0.001)	(246,210)	(0.002)
Income tax expense	2,051	0.000	1,375	0.000
Net investment loss after tax	$(159,172)	$(0.001)	$(247,585)	$(0.002)
Net realized gain (loss)	$-	$-	$-	$-
Net change in unrealized gain (loss)	$(7,565,212)	$(0.063)	$(170,451)	$(0.001)
Net increase decrease in net assets resulting from operations	$(7,724,384)	$(0.064)	$(418,036)	(0.003)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended March 31, 2020 and March 31, 2019, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $21,804 and $17,062 for the three months ended March 31, 2020 and 2019, respectively.

Operating Expenses

Total net operating expenses decreased from $533,822 for the three months ended March 31, 2019 to $391,217 for the three months ended March 31, 2020. The decrease is primarily due to a decrease in legal fees, audit fees and insurance expense for the three months ended March 31, 2020.

Total operating expenses per share decreased from $0.03 per share for the three months ended March 31, 2020 to $0.002 per share for the three months ended March 31, 2019.

Net Investment Income (Loss)

Net investment loss (after tax) decreased from a loss of $(247,585) for the three months ended March 31, 2019 to a loss of $(159,172) for the three months ended March 31, 2020. This decrease in a loss was primarily due to a decrease in legal fees, audit fees and insurance expense for the three months ended March 31, 2020 and to a to a lesser extent a decrease in interest income.

Net investment loss (after tax) per share decreased unchanged from $(0.002) to $(0.001) for three months ended March 31, 2019 and 2020, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2020 and 2019, we did not recognize any realized gain or loss

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(7,565,212) for the three months ended March 31, 2020 primarily in connection with losses of $2,063,173, $1,583,546 and $1,095,196 on Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc., and Performance Alloys, LLC., which were partially offset by gains of $5,999 from PCC SBH, LLC.

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

In the first quarter of 2020, the global economy was effected by the COVID-19 pandemic, including the small and medium sized businesses in which we are invested. This has impacted a small portion of the cash payments we otherwise expected to receive in the quarter. Regardless of this, the Company still expects the exit of investments in the near term future to provide additional sources of capital to fund operations.

As of March 31, 2020, we had $177,525 in cash and $25,405 in restricted cash, and our net assets totaled $25,555,945. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of March 31, 2020, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the three months ended March 31, 2020 and 2019, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution. The Company did not meet the requirements to qualify as a RIC for the 2019 tax year.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended March 31, 2020 and March 31, 2019 were $83,453 and $98,279, respectively.

As of March 31, 2020 and December 31, 2019, management fees of $368,591 and $285,138, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid until such time as the Company has sufficient capital to pay them.

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

Recent Developments

Portfolio Activity

●	On April 17, 2020, the Company amended the second lien loan to Capital Foundry Funding, LLC to extend the maturity date to July 21, 2020.

●	On May 1, 2020 and as part of the plan before the United State Bankruptcy Court for the Western District of Texas, Lone Star Brewery Development, Inc. (“Lone Star”) sold its sole asset, a 32-acre parcel of land located in San Antonio, TX, for $14,450,000 in a court ordered sale forced by foreclosure of the first lien holder. The Company expects to receive an approximate amount between $380,000 and $680,000 when the final sales proceeds are distributed in coming months, which is significantly less than the estimated fair value of the Company’s investment in Lone Star as of March 31, 2020. The Company is reflecting on its options for further recovery and will file a Form 8-K after it has completed the disposition of its investment in Lone Star and the final sales proceeds are known.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments

Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of March 31, 2020, we had 1 debt investment which bore interest at a variable rate, representing approximately $1,000,000 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of March 31, 2020. The below table illustrates the effect such assumed rate changes would have on an annual basis.

US Prime Rate Increase (Decrease)	Increase (Decrease) on Net Investment Income (1)
3.00%	$20,000
2.00%	$10,000
1.00%	-
(1.00)%	-
(2.00)%	-
(3.00)%	-

(1)	The increase and decrease on Net Investment Income is limited due to a payable rate on our one variable rate debt instrument of the prime rate as published in the Wall Street Journal that has a rate floor of 4.25%.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2020), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2020, there were no material legal proceedings against the Company or any of its officers or directors.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results except as follows:.

The impact that the COVID-19 pandemic has had and will continue to have on our business, results of operations, financial position and cash flow.

The global economy has been effected by the COVID-19 pandemic, including the small and medium sized businesses in which we are invested. The extent to which our operations may be impacted will depend largely on future developments, which are uncertain and cannot be predicted, including duration, the restrictions by governmental authorities to operate businesses and the effect that programs, such as the Paycheck Protection Program by the U.S. Small Business Administration, will have.

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

Dated: May 15, 2020	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2020	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)