Form 10-Q
period 2020-06-30
PRINCETON CAPITAL CORP
filed 2020-08-14
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of August 14, 2020 was 120,486,061.

PRINCETON CAPITAL CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2020	December 31, 2019
	(unaudited)

ASSETS
Control investments at fair value (cost of $27,486,442 and $27,486,442, respectively)	$9,823,858	$13,194,543
Non-control/non-affiliate investments at fair value (cost of $27,849,548 and $27,759,011, respectively)	11,766,347	20,157,959
Total investments at fair value (cost of $55,335,990 and $55,245,453,respectively)	21,590,205	33,352,502
Cash	127,201	357,692
Restricted cash	25,458	25,294
Due from portfolio companies	303,120	222,133
Interest receivable, net of allowance for bad debt of $413,928	83,483	83,687
Taxes receivable	40,675	44,750
Prepaid expenses	98,722	25,721
Other receivable	-	2,689
Total assets	22,268,864	34,114,468

LIABILITIES
Accrued management fees	441,268	285,138
Accounts payable	215,421	251,704
Due to affiliates	337,500	202,500
Tax expense payable	3,113	7,000
Deferred fee income	54,184	69,208
Accrued expenses and other liabilities	143,659	18,589
Total liabilities	1,195,145	834,139

Net assets	$21,073,719	$33,280,329

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at June 30, 2020 and December 31, 2019)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(745,622)	(745,622)
Distributions in excess of net investment income	(9,424,244)	(9,070,468)
Accumulated unrealized loss on investments	(33,745,785)	(21,892,951)
Total net assets	$21,073,719	$33,280,329
Net asset value per share	$0.175	$0.276

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$201,379	$187,865	$404,411	$352,068
Interest income from control investments	22,148	112,879	22,148	211,168
Interest income from paid-in-kind control investments	-	17,510	21,804	34,572
Other income from non-control/non-affiliate investments	5,999	6,258	15,024	12,448
Other income from non-investment sources	72	739	307	2,607
Total investment income	229,598	325,251	463,694	612,863

OPERATING EXPENSES
Management fees	72,677	98,834	156,130	197,113
Administration fees	98,750	105,000	197,500	210,000
Audit fees	62,620	76,220	114,120	203,340
Legal fees	34,244	95,980	66,561	149,979
Valuation fees	42,000	34,450	84,000	86,920
Other professional fees	-	4,700	470	10,200
Directors’ fees	42,750	43,125	80,250	81,750
Insurance expense	45,610	32,937	69,781	63,194
Interest expense	1,838	2,198	1,838	2,198
Other general and administrative expenses	20,507	33,050	41,563	55,622
Total operating expenses	420,996	526,494	812,213	1,060,316

Net investment gain (loss) before tax	(191,398)	(201,243)	(348,519)	(447,453)
Income tax (benefit) expense	3,206	(23,169)	5,257	(21,794)
Net investment gain (loss) after taxes	(194,604)	(178,074)	(353,776)	(425,659)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(5,443,679)	(1,754,813)	(8,482,149)	(1,621,990)
Control investments	1,156,057	(2,040,885)	(3,370,685)	(2,344,159)
Net change in unrealized gain (loss) on investments	(4,287,622)	(3,795,698)	(11,852,834)	(3,966,149)
Net increase (decrease) in net assets resulting from operations	$(4,482,226)	$(3,973,772)	$(12,206,610)	$(4,391,808)

Net investment gain (loss) per share
Basic	$(0.002)	$(0.001)	$(0.003)	$(0.004)
Diluted	$(0.002)	$(0.001)	$(0.003)	$(0.004)
Net increase (decrease) in net assets resulting from
Basic	$(0.037)	$(0.033)	$(0.101)	$(0.036)
Diluted	$(0.037)	$(0.033)	$(0.101)	$(0.036)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Net assets at beginning of year	$33,280,329	$41,554,951

Increase (decrease) in net assets resulting from operations:
Net investment gain (loss)	$(159,172)	$(247,585)
Net realized gain (loss) on investments	-	-
Net change in unrealized gain (loss) on investments	(7,565,212)	(170,451)
Net increase (decrease) in net assets resulting from operations	(7,724,384)	(418,036)

Total increase (decrease) in net assets	(7,724,384)	(418,036)
Net assets at March 31	$25,555,945	$41,136,915

Increase (decrease) in net assets resulting from operations
Net investment gain (loss)	$(194,604)	$(178,074)
Net realized gain (loss) on investments	-	-
Net change in unrealized gain (loss) on investments	(4,287,622)	(3,795,698)
Net increase (decrease) in net assets resulting from operations	(4,482,226)	(3,973,772)

Total increase (decrease) in net assets	(4,482,226)	(3,973,772)
Net assets at June 30	$21,073,719	$37,163,143

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(12,206,610)	$(4,391,808)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments in:
Portfolio investments	(90,537)	(1,836,128)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	21,804	241,994
Net change in unrealized (gain) loss on investments	11,852,834	3,966,149
Increase in investments due to PIK	(21,804)	(34,572)
Changes in other assets and liabilities:
Due from portfolio companies	(80,987)	(21,248)
Interest receivable	204	(29,324)
Prepaid expenses	(73,001)	(66,026)
Taxes receivable	4,075	(25,000)
Other receivable	2,689	-
Accrued management fees	156,130	17,538
Accounts payable	(36,283)	(18,268)
Due to affiliates	135,000	-
Tax expense payable	(3,887)	(2,250)
Deferred fee income	(15,024)	(12,448)
Accrued expenses and other liabilities	125,070	74,788
Net cash used in operating activities	(230,327)	(2,136,603)

Net increase (decrease) in cash and restricted cash	(230,327)	(2,136,603)
Cash and restricted cash at beginning of period	382,986	2,575,620
Cash and restricted cash at end of period	$152,659	$439,017

Cash	$127,201	$413,890
Restricted Cash	25,458	25,127
Total Cash and Restricted Cash	$152,659	$439,017

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$1,838	$2,198
Income tax paid	$5,257	$19,544

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2020

(Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$1,961,622	9.31%
Unsecured loan 6.33% PIK, due 12/31/2020 (3) (7)		$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,331,585	1,961,622	9.31%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK, due 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	157,802	0.75%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	157,802	0.75%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,558,129	7.39%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	3,713,923	17.62%
Revolving Loan, 8% PIK, due 12/31/2020(2)(3)(5)(7)		$2,384,169	2,384,169	2,432,382	11.54%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,886,709	6,146,305	29.16%
Total control investments			27,486,442	9,823,858	46.61%

Non-control/non-affiliate investments
Capital Foundry Funding, LLC	Pittsburgh, PA
Second Lien Loan, US Prime Rate (4.25% floor) and 8.16% collateral management fee, due 4/21/2020 (7) (9)	Financial Services	$1,000,000	1,000,000	987,500	4.69%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	5,374,713	25.50%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7) (10)	Real Estate Development	$8,166,672	8,166,672	711,684	3.38%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2020

(Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10.0% cash, due 9/30/2022 (7)	Nickel Pipe,	$6,750,000	$6,750,000	$4,691,250	22.26%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	-	-%
Total			11,881,090	4,691,250	22.26%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			27,849,548	11,766,347	55.84%
Total Portfolio Investments			55,335,990	21,590,205	102.45%

Total Investments			$55,335,990	$21,590,205	102.45%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of June 30, 2020, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of June 30, 2020.

(6)	Represents an illiquid investment. At June 30, 2020, 100% of the total fair value of portfolio investments are illiquid.

(7)	Represents an investment valued using significant unobservable inputs.

(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

(9)	See Note 10 of the Notes to Financial Statements for a subsequent event for the Company’s investment in Capital Foundry Funding, LLC.

(10)	See Note 10 of the Notes to Financial Statements for a subsequent event for the Company’s investment in Lone Star Brewery Development, Inc.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2020

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of June 30, 2020.

	June 30, 2020
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$21,589,005	102.45%
Canada	1,200	0.00
Total	$21,590,205	102.45%

	June 30, 2020
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$6,146,305	29.16%
Storage Company Property Management	5,374,713	25.50
Nickel Pipe, Fittings and Flanges	4,691,250	22.26
Staffing	1,961,622	9.31
Energy Services	1,558,129	7.39
Financial Services	987,500	4.69
Real Estate Development	711,684	3.38
Medical Business Services	157,802	0.75
Security	1,200	0.01
Total	$21,590,205	102.45%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2019

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$2,816,265	8.46%
Unsecured loan 6.33%, due 12/31/2020 (3) (7)		$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,331,585	2,816,265	8.46%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	1,266,245	3.80%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	1,266,245	3.80%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,654,677	4.97%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	5,073,470	15.24%
Revolving Loan, 8% PIK, due 12/31/2020 (3) (7)		$2,384,169	2,384,169	2,383,886	7.16%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,886,709	7,457,356	22.40%
Total control investments			27,486,442	13,194,543	39.63%

Non-control/non-affiliate investments
Capital Foundry Funding, LLC	Pittsburgh, PA
Second Lien Loan, US Prime Rate (4.25% floor) and 8.16% collateral management fee, due 4/21/2020	Financial Services	$1,000,000	1,000,000	1,000,000	3.00%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	6,282,817	18.88%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,556,556	22.71%

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

June 30, 2020

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). A goal of a BDC is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2019 tax year and will be taxed as a corporation under Subchapter C of the Code for 2019 and doesn’t expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. While we have sought to invest primarily in private small and lower middle-market companies in various industries through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment, we are now (with a strategic alternatives process underway and limited resources) investing only in current investments and otherwise conserving cash. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of June 30, 2020, the Company has not entered into any agreements regarding any strategic alternative.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services - Investment Companies, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three and six months ended June 30, 2020 may not be indicative of the results ultimately achieved for the year ended December 31, 2020 which will be presented in the Company’s annual report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ materially from such estimates.

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2020, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2019, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

June 30, 2020

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor;

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm and the valuation committee.

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

June 30, 2020

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

June 30, 2020

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	June 30,	December 31,
	2020	2019
Cash	$127,201	$357,692
Restricted Cash	25,458	25,294
Total Cash and Restricted Cash	$152,659	$382,986

As of June 30, 2020 restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC. As of December 31, 2019 restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC.

U.S. Treasury Bills

At the end of each fiscal quarter, BDCs may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. BDCs may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of June 30, 2020 and December 31, 2019, the Company did not purchase any U. S Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $5,999 and $6,258 for the three months ended June 30, 2020, and 2019, respectively. Income from such sources was $15,024 and $12,448 for the six months ended June 30, 2020, and 2019, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $72 and $739 for the three months ended June 30, 2020 and 2019, respectively. Income from such sources was $307 and $2,607 for the six months ended June 30, 2020 and 2019, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three months ended June 30, 2020, PIK interest was $0. For the six months ended June 30, 2020, PIK interest was $21,804. For the three and six months ended June 30, 2019, PIK interest was $17,510 and $34,572, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three and six months ended June 30, 2020 and 2019, were incurred in the normal operating course of business and are included in legal fees on the Statement of Operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended, for its 2019 taxable year. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not meet the qualifications of a RIC for the 2019 tax year and will be taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). The failure to qualify as a RIC, however, should not impact the 2019 tax year as the Company had net operating losses and no realized gains in the tax year. Further, the Company has net operating losses and capital losses from prior years it can carry forward to offset taxable income.

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

In order to qualify as a RIC, among other things, BDCs are required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as BDCs achieve its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by a BDC will represent obligations of the BDC’s investors and will not be reflected in the financial statements of the BDC. While the Company doesn’t expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three and six months ended June 30, 2020 and 2019, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and six months ended June 30, 2020 and 2019, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

June 30, 2020

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended June 30, 2020 and June 30, 2019 and the six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(4,482,226)	$(3,973,772)	$(12,206,610)	$(4,391,808)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.037)	$(0.033)	$(0.101)	$(0.036)
Diluted	$(0.037)	$(0.033)	$(0.101)	$(0.036)

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2020 and December 31, 2019, respectively:

	As of June 30, 2020
	Level 1		Level 2	Level 3	Total
Portfolio Investments
First Lien Loans		$-	$-	$11,521,018	$11,521,018
Second Lien Loans		-	-	8,509,858	8,509,858
Unsecured Loans		-	-	-	-
Equity		-	-	1,559,329	1,559,329
Total Portfolio Investments		-	-	21,590,205	21,590,205
Total Investments	$		$-	$21,590,205	$21,590,205

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$13,740,173	$13,740,173
Second Lien Loans	-	-	17,956,452	17,956,452
Unsecured Loans	-	-	-	-
Equity	-	-	1,655,877	1,655,877
Total Portfolio Investments	-	-	33,352,502	33,352,502
Total Investments	$-	$-	$33,352,502	$33,352,502

During the six months ended June 30, 2020 and the year ended December 31, 2019, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2020 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Amortization	-	-	-	-	-
Purchases of investments	-	90,537	-	-	90,537
Sales or repayments of investments	-	-	(21,804)	-	(21,804)
Payment-in-kind interest	-	-	21,804	-	21,804
Change in unrealized gain (loss) on investments	(2,219,155)	(9,537,131)	-	(96,548)	(11,852,834)
Fair value at end of period	$11,521,018	$8,509,858	$-	$1,559,329	$21,590,205
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2020	$(2,219,155)	$(9,537,131)	$-	$(96,548)	$(11,852,834)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2019 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Purchases of investments	430,000	1,586,128	-	-	2,016,128
Sales or repayments of investments	-	(241,994)	(14,000)	-	(255,994)
Payment-in-kind interest	133,169	34,572	43,361	-	211,102
Change in unrealized gain (loss) on investments	(845,159)	(1,526,069)	(1,131,824)	(3,699,617)	(7,202,669)
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2019	$(845,159)	$(1,526,069)	$(1,131,824)	$(3,699,617)	$(7,202,669)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2020:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$5,374,713	Discounted Cash Flow	Discount Rate	50.00%-60.00% (55.00%)
	6,146,305	Enterprise Value Coverage	EV / Store Level EBITDAR	3.75x-4.25x (4.00x)
			Location Value	$575,000-$675,000 ($625,000)
Total	11,521,018

Second Lien Loans	987,500	Discounted Cash Flow	Discount Rate	14.40%-14.90% (14.65%)
	6,810,674	Enterprise Value Coverage	EV / LTM Revenue	0.28x-0.95x (0.51x)
			EV / 2020 Adjusted revenue	0.60x-0.70x (0.65x)
			EV / LTM EBITDA	8.00x-8.50x (8.25x)
Total	7,798,174

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.28x-0.33x (0.30x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.28x-0.95x (0.61x)
			EV / 2020 Adjusted Revenue	0.60x-0.70x (0.65x)
			EV / LTM EBITDA	8.00x-8.50x (8.25x)
			EV / Store Level EBITDAR	3.75x-4.25x (4.00x)
			Location Value	$575,000-$675,000 ($625,000)
	1,558,129	Appraisal Value Coverage	Cost Approach	$1,269,000-$1,551,000 ($1,410,000)
			Sales Comparison Approach	$1,287,000-$1,573,000 ($1,430,000)
Total	1,558,129
Total Level 3 Investments	$20,877,321

Beginning with the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations for the Company’s Level 3 investments.

The Company’s remaining Level 3 investments aggregating approximately $712,884 have been valued using unadjusted third party transactions. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of June 30, 2020.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$6,282,817	Discounted Cash Flow	Discount Rate	30.0%-40.0% (35.0%)
	7,457,356	Enterprise Value Coverage	EV / Store level EBITDAR	4.50x-5.00x (4.75x)
			Location Value	$750,000-$850,000 ($800,000)
Total	13,740,173

Second Lien Loans	11,215,250	Discounted Cash Flow	Discount Rate	12.65%-23.0% (19.19%)
	6,741,202	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x (0.35x)
			EV / 2020 Adjusted Revenue	0.55x-0.65x (0.60x)
			EV / MTD Annualized EBITDA	7.00x-8.00x (7.50x)
			EV / CFY EBITDA	9.50x-10.00x (9.75x)
Total	17,956,452

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x (0.35x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.33x-0.38x (0.35x)
			EV / 2020 Adjusted Revenue	0.33x-0.38x (0.35x)
			EV / MTD Annualized EBITDA	7.00x-8.00x (7.5x)
			EV / CFY EBITDA	9.50x-10.00x (9.75%)
			EV / Store Level EBITDAR	4.50x-5.00x (4.75%)
			Location Value	$750,000-$850,000 ($800,000)
	1,654,677	Appraisal Value Coverage	Cost Approach	$1,341,000-$1,639,000 ($1,490,000)
			Sales Comparison Approach	$1,485,000-$1,815,000 ($1,650,000)
Total	1,654,677
Total Level 3 Investments	$33,351,302

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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

June 30, 2020

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

June 30, 2020

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

Management fees earned by House Hanover for the three months ended June 30, 2020 and June 30, 2019 were $72,677 and $98,834, respectively. Management fees earned by House Hanover for the six months ended June 30, 2020 and June 30, 2019 were $156,130 and $197,113, respectively.

As of June 30, 2020 and December 31, 2019, management fees of $441,268 and $285,138, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds.

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

June 30, 2020

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

June 30, 2020

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

Administration fees were $67,500 and fees to the Sub-Administrator were $31,250 for the three months ended June 30, 2020, as shown on the Statements of Operations under administration fees. Administration fees were $135,000 and fees to the Sub-Administrator were $62,500 for the six months ended June 30, 2020, as shown on the Statements of Operations under administration fees.

Administration fees were $67,500 and fees to the Sub-Administrator were $37,500 for the three months ended June 30, 2019, as shown on the Statements of Operations under administration fees. Administration fees were $135,000 and fees to the Sub-Administrator were $75,000 for the six months ended June 30, 2019, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2020, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.212	$0.341
Net investment loss	(0.002)	(0.001)
Realized gain (loss)	-	-
Change in unrealized loss	(0.035)	(0.032)
Net asset value at end of period	$0.175	$0.308
Total return based on net asset value (2)	(17.9)%	(9.7)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$21,073,719	$37,163,143
Average net assets	$25,506,690	$41,093,247
Ratio of net operating expenses to average net assets (3)	6.6%	5.1%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	5.4%	4.2%
Ratio of net investment loss to average net assets (3)	(3.1)%	(1.7)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(3.1)%	(1.7)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(70.5)%	(38.8)%
Portfolio Turnover	0.09%	0.15%

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.276	$0.345
Net investment loss	(0.003)	(0.004)
Realized gain (loss)	-	-
Change in unrealized loss	(0.098)	(0.033)
Net asset value at end of period	$0.175	$0.308
Total return based on net asset value (2)	(36.6)%	(10.7)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$21,073,719	$37,163,143
Average net assets	$29,351,068	$41,320,514
Ratio of net operating expenses to average net assets (3)	5.5%	5.2%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.5%	4.2%
Ratio of net investment loss to average net assets (3)	(2.4)%	(2.1)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(2.4)%	(2.1)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(83.4)%	(21.4)%
Portfolio Turnover	0.08%	0.15%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per Share Data (1):
Net asset value at beginning of year	$0.345	$0.344	$0.365	$0.400	$0.254
Net investment income (loss)	(0.009)	0.009	0.008	(0.004)	(0.013)
Change in unrealized gain (loss)	(0.060)	(0.007)	(0.035)	(0.019)	(0.081)
Realized gain (loss)	-	(0.001)	0.006	(0.012)	0.002
Change in capital share transactions	-	-	-	-	0.238
Net asset value at end of year	$0.276	$0.345	$0.344	$0.365	$0.400
Total return (loss) based on net asset value (2)	(20.0)%	0.3%	(5.8)%	(8.8)%	(36.2)%
Weighted average shares outstanding for year, basic	120,486,061	120,486,061	120,486,061	120,486,061	97,402,398
Ratio/Supplemental Data:
Net assets at end of year	$33,280,329	$41,554,951	$41,407,539	$43,985,319	$48,225,563
Average net assets	$38,504,249	$41,416,562	$42,634,685	$46,991,446	$45,472,971
Total operating expenses to average net assets	5.8%	5.4%	3.8%	5.8%	9.5%
Net operating expenses to average net assets (4)	5.8%	5.4%	3.3%	5.8%	9.5%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.9%	4.3%	2.8%	4.3%	8.0%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	4.9%	4.3%	3.2%	4.3%	8.0%
Net investment income (loss) to average net assets	(2.8)%	2.5%	2.4%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding management fee waiver	(2.8)%	2.5%	1.9%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources (5)	(2.8)%	2.5%	0.1%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver (5)	(2.8)%	2.5%	(0.4)%	(1.1)%	(2.7)%
Net increase (decrease) in net assets resulting from operations to average net assets	(21.5)%	0.4%	(6.0)%	(9.0)%	(19.5)%
Portfolio Turnover	0.7%	0.5%	7.0%	1.1%	0.7%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three and six months ended June 30, 2020 and 2019, the Company did not exclude any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.
(4)	Net Operating expenses includes a management fee waiver in the amount of $216,559 for the year ended December 31, 2017.
(5)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of June 30, 2020. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. As of June 30, 2020, the guaranteed amount was reduced to $34,148.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Legal Proceedings

As of June 30, 2020, there were no material legal proceedings against the Company or any of its officers or directors.

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

The Company has determined that Rockfish Seafood Grill, Inc., one of the Company’s four majority owned or control portfolio companies, was considered a significant subsidiary at the 20% level at June 30, 2020 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

The following table shows the summarized financial information for Rockfish Seafood Grill, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.
	Six months Ended June 30, 2020	Six months Ended June 30, 2019
	(unaudited)	(unaudited)
Income Statement
Net revenue	$6,885	$10,192
Gross profit	4,897	7,199
Net income (loss)	(1,525)	(1,008)

NOTE 10 – SUBSEQUENT EVENTS

●	On July 21, 2020, the Company agreed to amend the Loan and Security Agreement with Capital Foundry Funding, LLC and CF Energy Finance, LLC, and together (“Capital Foundry”) to extend the maturity date of the loan to November 21, 2020. In exchange, Capital Foundry received a principal payment on its loan of $750,000.

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2019 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2020.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at June 30, 2020	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2019	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2020
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,816,265	$-	$-	-	$(854,643)	$1,961,622
Unsecured loan 6.33% PIK, due 12/31/2020 (2)	$1,381,586	43,952	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	1,266,245	-	-	-	(1,108,443)	157,802
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,654,677	-	-	-	(96,548)	1,558,129
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	5,073,470	-	-	-	(1,359,547)	3,713,923
Revolving Loan, 8% PIK, due 12/31/2020 (2)(3)	$2,384,169	-	2,383,886	-	-	-	48,496	2,432,382
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$43,952	$13,194,543	$-	$-	$-	$(3,370,685)	$9,823,858

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

Overview

We are an externally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act” or “Investment Company Act”). While we have sought to invest primarily in private small and lower middle-market companies (typically those with less than $20.0 million of EBITDA) in various industries through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment, we are now (with a strategic alternatives process underway and limited resources) investing only in current investments and otherwise conserving cash. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments in private small and lower middle-market companies. Since January 1, 2018, we have been managed by House Hanover, LLC (“House Hanover”).

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

Corporate History

In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives on March 13, 2015, we (i) acquired approximately $11.2 million in cash, $43.5 million in equity and debt investments, and $1.9 million in restricted cash escrow deposits of Capital Point Partners, L.P. (“CPP”) and Capital Point Partners II, L.P. (“CPPII”) (together, the “Partnerships”), (ii) issued approximately 115.5 million shares of our common stock based on a pre-valuation presumed fair value of $60.9 million and on a price of approximately $0.53 per share. While we have sought to invest primarily in private small and lower middle-market companies in various industries, we are now (with a strategic alternatives process underway and limited resources) investing only in current investments and otherwise conserving cash.

On an annual basis and in general, BDCs intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, a BDC must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, BDCs generally will not have to pay corporate-level taxes on any income it distributes to its stockholders. We did not meet the qualifications of a RIC for the 2019 tax year and will be taxed as a corporation under Subchapter C of the Code. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved.

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

At June 30, 2020, the Company had investments in 9 portfolio companies. The total cost and fair value of the total investments were approximately $55.3 million and $21.6 million, respectively. The composition of our investments by asset class as of June 30, 2020 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,537,699	$11,521,018	53.4%
Second Lien Loans	21,932,816	8,509,858	39.4
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	1,559,329	7.2
Total Portfolio Investments	$55,335,990	$21,590,205	100.0%
Total Investments	$55,335,990	$21,590,205	100.0%

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

At June 30, 2020, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 9.71%, all of which is cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2019, our weighted average yield based upon cost of our portfolio investments was approximately 9.39% of which approximately 6.98% is current cash interest.

At June 30, 2020 and December 31, 2019, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the six months ended June 30, 2020 are as follows:

●	On January 6, 2020, Lone Star Brewery Development, Inc. (“Lone Star”), a wholly-owned subsidiary of Parkview Capital Credit (“Parkview”), filed for bankruptcy protection in the United States Bankruptcy Court for the Western District of Texas under Chapter 11 of the United States Bankruptcy Code. Lone Star’s sole asset is a 32-acre parcel of land located at the site of the former Lone Star Brewery in San Antonio, Texas. Pursuant to the bankruptcy rules as they relate to single asset real estate bankruptcies, Lone Star had 90 days from the date of its bankruptcy filing to file a restructuring plan to exit bankruptcy or, if a plan is not filed, to begin making interest payments to its lenders. On February 26, 2020, the bankruptcy court entered an order approving Lone Star’s employment of a real estate broker to market and sell the property. The procedures to sell the property were subsequently approved by the bankruptcy court on March 10, 2020.

●	On March 31, 2020, the Company agreed to and paid $90,937 in real estate taxes on behalf of the property, to prevent Lone Star from defaulting on their agreement with the first lienholder to sell the property. Under the existing second lien loan agreement with Lone Star, the Company has the ability to pay real estate taxes and consider it an additional loan. These amounts were personally guaranteed by the sole shareholder of Lone Star, Parkview Capital Credit, Inc. (“Parkview”) and by an individual who is an officer of both Lone Star and Parkview.

●	On April 17, 2020, the Company amended the second lien loan to Capital Foundry Funding, LLC to extend the maturity date to July 21, 2020.

●	On May 1, 2020 and as part of the plan before the United States Bankruptcy Court for the Western District of Texas, Lone Star sold its sole asset, a 32-acre parcel of land located in San Antonio, TX, for $14,450,000 in a court ordered sale forced by foreclosure of the first lien holder. The Company expects to receive an approximate amount between $380,000 and $680,000 when the final sales proceeds are distributed in coming months. The Company is reflecting on its options for further recovery and will file a Form 8-K after it has completed the disposition of its investment in Lone Star and the final sales proceeds are known.

●	On May 15, 2020, the Company filed a motion to convert the Lone Star Brewery Development, Inc. (“Lone Star”) bankruptcy to a case under Chapter 7 of the United States Bankruptcy Code. This motion was unopposed and granted on May 28, 2020.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020			As of December 31, 2019
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	987,500	4.57%	1	6,317,386	18.94%	2
3	4,691,250	21.73%	1	—	—	—
4	13,482,640	62.45%	3	25,379,239	76.09%	5
5	869,486	4.03%	2	—	—	—
	$20,030,876	92.78%	7	$31,696,625	95.03%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2020 we had 5 loans on non-accrual status and as of December 31, 2019, we had 5 loans on non-accrual status.

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

During the first and second quarters of 2020, the global economy was effected by the COVID-19 pandemic, including the small and medium sized businesses in which we are invested. This has impacted the results of operations as we have experienced a decrease in interest revenue as well as a decrease in valuations of our investments, which resulted in an increase in unrealized losses. It is uncertain as to the duration that the effect that COVID-19 will have on our investment portfolio companies and to the extent that they will be able to recover. Four of our investment portfolio companies that have been eligible to apply for the Paycheck Protection Program offered by the U.S. Small Business Administration have all applied for loans and received funding in the second quarter.

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing managerial assistance and possibly consulting fees. These fees will be recognized as they are earned.

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019

	Three Months Ended June 30, 2020 (unaudited)		Three Months Ended June 30, 2019 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$223,527	$0.002	$318,254	$0.003
Other income	6,071	0.000	6,997	0.000
Total investment income	229,598	0.002	325,251	0.003

Operating expenses
Management fees	72,677	0.001	98,834	0.001
Administration fees	98,750	0.001	105,000	0.001
Audit fees	62,620	0.001	76,220	0.001
Legal fees	34,244	0.000	95,980	0.001
Valuation fees	42,000	0.000	34,450	0.000
Other professional fees	-	0.000	4,700	0.000
Directors’ fees	42,750	0.000	43,125	0.000
Insurance expense	45,610	0.000	32,937	0.000
Interest expense	1,838	0.000	2,198	0.000
Other general and administrative expenses	20,507	0.000	33,050	0.000
Total net operating expenses	420,996	0.003	526,494	0.004

Net investment loss before tax	(191,398)	(0.002)	(201,243)	(0.002)
Income tax (benefit) expense	3,206	0.000	(23,169)	$0.000
Net investment loss after tax	$(194,604)	$(0.002)	$(178,074)	$(0.001)
Net change in unrealized gain (loss)	$(4,287,622)	$(0.036)	$(3,795,698)	$(0.032)
Net increase (decrease) in net assets resulting from operations	$(4,482,226)	$(0.037)	$(3,973,772)	(0.033)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended June 30, 2020 and June 30, 2019, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $0 and $17,510 for the three months ended June 30, 2020 and 2019, respectively.

Operating Expenses

Total net operating expenses decreased from $526,494 for the three months ended June 30, 2019 to $420,996 for the three months ended June 30, 2020. The decrease is primarily due to a decrease in legal fees, audit fees and management fees, which was partially offset by increases in valuation and insurance expense, for the three months ended June 30, 2020.

Total operating expenses per share was $0.004 per share for the three months ended June 30, 2019 and decreased to $0.003 per share for the three months ended June 30, 2020.

Net Investment Loss

Net investment loss after tax increased from a loss of $178,074 for the three months ended June 30, 2019 to a loss of $194,604 for the three months ended June 30, 2020. Total net operating expenses decreased by more than total investment income, resulting in a decrease in net investment loss before tax, which was then offset by an increase in income tax expense for the three months ended June 30, 2020.

Net investment loss after tax per share increased from $0.001 to $0.002 for three months ended June 30, 2019 and 2020, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2020 and 2019, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $4,287,622 for the three months ended June 30, 2020 primarily in connection with losses of $5,982,346, $102,547 and $222,421 on Lone Star Brewery Development Inc., PCC SBH Sub and Dominion Medical Management, Inc., which were partially offset by gains of $728,903 and $752,122 from Advantis Certified Staffing Solutions, Inc. and Rockfish Seafood Grill, Inc.

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

Comparison of the Six Months Ended June 30, 2020 and June 30, 2019

	Six Months Ended June 30, 2020 (unaudited)		Six Months Ended June 30, 2019 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$448,363	$0.004	$597,808	$0.005
Other income	15,331	0.000	15,055	0.000
Total investment income	463,694	0.004	612,863	0.005

Operating expenses
Management fees	156,130	0.001	197,113	0.002
Administration fees	197,500	0.002	210,000	0.002
Audit fees	114,120	0.001	203,340	0.002
Legal fees	66,561	0.001	149,979	0.001
Valuation fees	84,000	0.001	86,920	0.001
Other professional fees	470	0.000	10,200	0.000
Directors’ fees	80,250	0.001	81,750	0.001
Insurance expense	69,781	0.001	63,194	0.000
Interest expense	1,838	0.000	2,198	0.000
Other general and administrative expenses	41,563	0.000	55,622	0.000
Total net operating expenses	812,213	0.008	1,060,316	0.009

Net investment gain (loss) before tax	(348,519)	(0.003)	(447,453)	(0.004)
Income tax (benefit) expense	5,257	0.000	(21,794)	0.000
Net investment gain (loss) after tax	$(353,776)	$(0.003)	$(425,659)	$(0.004)
Net realized gain (loss)	$-	$-	$-	$-
Net change in unrealized gain (loss)	$(11,852,834)	$(0.098)	$(3,966,149)	$(0.033)
Net increase (decrease) in net assets resulting from operations	$(12,206,610)	$(0.101)	$(4,391,808)	(0.036)

(3)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the six months ended June 30, 2020 and June 30, 2019, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(4)	Interest income includes PIK interest of $21,804 and $34,572 for the six months ended June 30, 2020 and 2019, respectively.

Operating Expenses

Total net operating expenses decreased from $1,060,316 for the six months ended June 30, 2019 to $812,213 for the six months ended June 30, 2020. The decrease is primarily due to a decrease in legal fees, audit fees and management expense for the six months ended June 30, 2020, which was partially offset by an increase in insurance expense.

Total operating expenses per share decreased from $0.009 per share for the six months ended June 30, 2019 to $0.008 per share for the six months ended June 30, 2020.

Net Investment Loss after tax

Net investment loss after tax decreased from a loss of $425,659 for the six months ended June 30, 2019 to a loss of $353,776 for the six months ended June 30, 2020. This decrease in a loss was primarily due to a decrease in legal fees, management fees, audit fees for the six months ended June 30, 2020 and to a to a lesser extent a decrease in interest income.

Net investment loss after tax per share decreased from $0.004 to $0.003 for six months ended June 30, 2019 and 2020, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the six months ended June 30, 2020 and 2019, we did not recognize any realized gain or loss

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized. Net change in unrealized gain (loss) on investments totaled a loss of $11,852,834 for the six months ended June 30, 2020 primarily in connection with losses of $1,311,051, $6,935,409 and $1,108,443 on Rockfish Seafood Grill, Inc., Lone Star Brewery Development Inc. and Dominion Medical Management, Inc.

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

In the first and second quarters of 2020, the global economy was effected by the COVID-19 pandemic, including the small and medium sized businesses in which we are invested. This has impacted a small portion of the cash payments we otherwise expected to receive in the quarter. Regardless of this, the Company still expects the exit of investments in the near term future to provide additional sources of capital to fund operations.

As of June 30, 2020, we had $127,201 in cash and $25,458 in restricted cash, and our net assets totaled $21,073,719. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of June 30, 2020, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the six months ended June 30, 2020 and 2019, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended June 30, 2020 and June 30, 2019 were $72,677 and $98,834, respectively. Management fees earned by House Hanover for the six months ended June 30, 2020 and June 30, 2019 were $156,130 and $197,113, respectively.

As of June 30, 2020 and December 31, 2019, management fees of $441,268 and $285,138, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds.

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

Recent Developments

Portfolio Activity

●	On July 21, 2020, the Company agreed to amend the Loan and Security Agreement with Capital Foundry Funding, LLC and CF Energy Finance, LLC, and together (“Capital Foundry”) to extend the maturity date of the loan to November 21, 2020. In exchange, Capital Foundry received a principal payment on its loan of $750,000.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments

Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of June 30, 2020, we had 1 debt investment which bore interest at a variable rate, representing approximately $987,500 and $1,000,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of June 30, 2020. The below table illustrates the effect such assumed rate changes would have on an annual basis.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2020), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2020, there were no material legal proceedings against the Company or any of its officers or directors.

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

Dated: August 14, 2020	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2020	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer
(Principal Financial and Accounting Officer)