Form 10-Q
period 2020-09-30
PRINCETON CAPITAL CORP
filed 2020-11-12
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 12, 2020 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020 (unaudited)	December 31, 2019

ASSETS
Control investments at fair value (cost of $27,486,442 and $27,486,442, respectively)	$11,812,175	$13,194,543
Non-control/non-affiliate investments at fair value (cost of $27,099,548 and $27,759,011, respectively)	9,457,721	20,157,959
Total investments at fair value (cost of $54,585,990 and $55,245,453, respectively)	21,269,896	33,352,502
Cash	712,329	357,692
Restricted cash	25,502	25,294
Due from portfolio companies	279,414	222,133
Interest receivable, net of allowance for bad debt of $413,928	184,242	83,687
Taxes receivable	-	44,750
Prepaid expenses	66,791	25,721
Other receivable	-	2,689
Total assets	22,538,174	34,114,468

LIABILITIES
Accrued management fees	499,649	285,138
Accounts payable	125,503	251,704
Due to affiliates	405,000	202,500
Tax expense payable	4,863	7,000
Deferred fee income	48,120	69,208
Accrued expenses and other liabilities	53,533	18,589
Total liabilities	1,136,668	834,139

Net assets	$21,401,506	$33,280,329

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at September 30, 2020 and December 31, 2019)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(745,622)	(745,622)
Distributions in excess of net investment income	(9,526,148)	(9,070,468)
Accumulated unrealized loss on investments	(33,316,094)	(21,892,951)
Total net assets	$21,401,506	$33,280,329
Net asset value per share	$0.178	$0.276

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$185,376	$189,199	$589,787	$541,267
Interest income from control investments	72,777	21,605	94,925	192,460
Interest income paid-in-kind from control investments	-	45,090	21,804	119,975
Other income from non-control/non-affiliate investments	6,064	6,328	21,088	18,776
Other income from non-investment sources	1,565	402	1,872	3,009
Total investment income	265,782	262,624	729,476	875,487

OPERATING EXPENSES
Management fees	58,382	96,055	214,512	293,168
Administration fees	99,577	105,000	297,077	315,000
Audit fees	21,115	31,240	135,235	234,580
Tax preparation fees	21,450	-	21,920	-
Legal fees	31,760	12,695	98,321	162,674
Valuation fees	37,500	42,000	121,500	128,920
Other professional fees	-	-	-	10,200
Directors’ fees	38,625	35,625	118,875	117,375
Insurance expense	36,053	32,679	105,834	95,873
Interest expense	1,267	996	3,105	3,194
Other general and administrative expenses	20,207	29,516	61,770	85,138
Total operating expenses	365,936	385,806	1,178,149	1,446,122

Net investment loss before tax	(100,154)	(123,182)	(448,673)	(570,635)
Income tax expense (benefit)	1,750	1,425	7,007	(20,369)
Net investment loss after taxes	(101,904)	(124,607)	(455,680)	(550,266)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(1,558,626)	(1,913,806)	(10,040,775)	(3,535,796)
Control investments	1,988,317	(777,867)	(1,382,368)	(3,122,026)
Net change in unrealized gain (loss) on investments	429,691	(2,691,673)	(11,423,143)	(6,657,822)

Net increase (decrease) in net assets resulting from operations	$327,787	$(2,816,280)	$(11,878,823)	$(7,208,088)

Net investment loss per share
Basic	$(0.001)	$(0.004)	$(0.004)	$(0.005)
Diluted	$(0.001)	$(0.004)	$(0.004)	$(0.005)
Net increase (decrease) in net assets resulting from operations per share
Basic	$0.003	$(0.023)	$(0.099)	$(0.060)
Diluted	$0.003	$(0.023)	$(0.099)	$(0.060)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30,
	2020	2019
Net assets at beginning of year	$33,280,329	$41,554,951

Increase/(decrease) in net assets resulting from operations:
Net investment loss	$(159,172)	$(247,585)
Net change in unrealized gain/(loss) on investments	(7,565,212)	(170,451)
Net increase/(decrease) in net assets resulting from operations	(7,724,384)	(418,036)

Total increase/(decrease) in net assets	(7,724,384)	(418,036)
Net assets at March 31	$25,555,945	$41,136,915

Increase/(decrease) in net assets resulting from operations
Net investment loss	$(194,604)	$(178,074)
Net change in unrealized gain/(loss) on investments	(4,287,622)	(3,795,698)
Net increase/(decrease) in net assets resulting from operations	(4,482,226)	(3,973,772)

Total increase/(decrease) in net assets	(4,482,226)	(3,973,772)
Net assets at June 30	$21,073,719	$37,163,143

Increase/(decrease) in net assets resulting from operations
Net investment loss	$(101,904)	$(124,607)
Net change in unrealized gain/(loss) on investments	429,691	(2,691,673)
Net increase/(decrease) in net assets resulting from operations	327,787	(2,816,280)

Total increase/(decrease) in net assets	327,787	(2,816,280)
Net assets at September 30	$21,401,506	$34,346,863

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(11,878,823)	$(7,208,088)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(90,537)	(2,016,128)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	771,804	255,994
Net change in unrealized loss on investments	11,423,143	6,657,822
Increase in investments due to PIK	(21,804)	(119,975)
Changes in other assets and liabilities:
Due from portfolio companies	(57,281)	71,481
Interest receivable	(100,555)	(9,662)
Prepaid expenses	(41,070)	(35,223)
Taxes receivable	44,750	(25,000)
Other receivable	2,689	-
Accrued management fees	214,511	113,593
Accounts payable	(126,201)	7,751
Due to affiliates	202,500	67,500
Tax expense payable	(2,137)	(875)
Deferred fee income	(21,088)	(18,775)
Accrued expenses and other liabilities	34,944	32,833
Net cash provided by (used in) operating activities	354,845	(2,226,752)

Net increase (decrease) in cash and restricted cash	354,845	(2,226,752)
Cash and restricted cash at beginning of period	382,986	2,575,620
Cash and restricted cash at end of period	$737,831	$348,868

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$3,105	$3,194
Income tax paid	$7,668	$7,166

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2020

(Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)

Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$2,505,802	11.71%
Unsecured loan 6.33% PIK, due 12/31/2020(3) (7)		$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,331,585	2,505,802	11.71%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	180,896	0.85%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	180,896	0.85%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,580,921	7.39%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	5,112,174	23.89%
Revolving Loan, 8% PIK, due 12/31/2020(3) (7)		$2,384,169	2,384,169	2,432,382	11.37%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,886,709	7,544,556	35.26%
Total control investments			27,486,442	11,812,175	55.21%

Non-control/non-affiliate investments
Capital Foundry Funding, LLC	Pittsburgh, PA
Second Lien Loan, US Prime Rate (4.25% floor) and 8.16% collateral management fee, due 11/21/2020 (7)	Financial Services	$250,000	250,000	246,875	1.15%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	5,205,763	24.32%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7) (9)	Real Estate Development	$8,166,672	8,166,672	763,883	3.57%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2020

(Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10.0% cash, due 9/30/2022 (7) (10)	Nickel Pipe,	$6,750,000	$6,750,000	$3,240,000	15.14%
Membership Interest – Class B (7)	Fittings & Flanges	25.97%	5,131,090	-	-%
Total			11,881,090	3,240,000	15.14%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	0.01%
Total non-control/non-affiliate investments			27,099,548	9,457,721	44.19%

Total Portfolio Investments			54,585,990	21,269,896	99.40%

Total Investments			$54,585,990	$21,269,896	99.40%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of September 30, 2020, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of September 30, 2020.
(6)	Represents an illiquid investment. At September 30, 2020, 100% of the total fair value of portfolio investments are illiquid.
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.
(9)	See Note 10 of the Notes to Financial Statements for a subsequent event for the Company’s investment in Lone Star Brewery Development, Inc.
(10)	On September 1, 2020, the Company received notice from Performance Alloys, LLC that it was not allowed to make its monthly interest payment due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2020

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of September 30, 2020.

	September 30, 2020
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$21,268,696	99.39%
Canada	1,200	0.01
Total	$21,269,896	99.40%

	September 30, 2020
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$7,544,556	35.26%
Storage Company Property Management	5,205,763	24.32
Nickel Pipe, Fittings and Flanges	3,240,000	15.14
Staffing	2,505,802	11.71
Energy Services	1,580,921	7.39
Real Estate Development	763,883	3.57
Financial Services	246,875	1.15
Medical Business Services	180,896	0.85
Security	1,200	0.01
Total	$21,269,896	99.40%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2019

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)

Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$2,816,265	8.46%
Unsecured loan 6.33%, due 12/31/2020 (3) (7)		$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,331,585	2,816,265	8.46%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	1,266,245	3.80%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	1,266,245	3.80%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,654,677	4.97%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	5,073,470	15.24%
Revolving Loan, 8% PIK, due 12/31/2020 (3) (7)		$2,384,169	2,384,169	2,383,886	7.16%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,886,709	7,457,356	22.40%
Total control investments			27,486,442	13,194,543	39.63%

Non-control/non-affiliate investments
Capital Foundry Funding, LLC	Pittsburgh, PA
Second Lien Loan, US Prime Rate (4.25% floor) and 8.16% collateral management fee, due 4/21/2020	Financial Services	$1,000,000	1,000,000	1,000,000	3.00%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	6,282,817	18.88%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,556,556	22.71%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2019

(Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% cash, due 9/30/2022 (7)	Nickel Pipe,	$6,750,000	$6,750,000	$5,317,386	15.98%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	-	-%
Total			11,881,090	5,317,386	15.98%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			27,759,011	20,157,959	60.57%

Total Portfolio Investments			55,245,453	33,352,502	100.20%

Total Investments			$55,245,453	$33,352,502	100.20%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd. does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2019, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2019.
(6)	Represents an illiquid investment. At December 31, 2019, 100% of the total fair value of portfolio investments are illiquid.
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

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

September 30, 2020

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). A goal of a BDC is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2019 tax year and will be taxed as a corporation under Subchapter C of the Code and doesn’t expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. While we have sought to invest primarily in private small and lower middle-market companies in various industries through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment, we are now (with a strategic alternatives process underway and limited resources) investing only in current investments and otherwise conserving cash. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of September 30, 2020, the Company has not entered into any agreements regarding any strategic alternative.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services - Investment Companies, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three and nine months ended September 30, 2020 may not be indicative of the results ultimately achieved for the year ended December 31, 2020 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2020, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2019, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

September 30, 2020

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

September 30, 2020

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

September 30, 2020

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30,	December 31,
	2020	2019
Cash	$712,329	$357,692
Restricted Cash	25,502	25,294
Total Cash and Restricted Cash	$737,831	$382,986

As of September 30, 2020 and December 31, 2019, restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, BDCs may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. BDCs may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of September 30, 2020 and December 31, 2019, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $6,064 and $6,328 for the three months ended September 30, 2020, and 2019, respectively. Income from such sources was $21,088 and $18,776 for the nine months ended September 30, 2020, and 2019, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $1,565 and $402 for the three months ended September 30, 2020 and 2019, respectively. Income from such sources was $1,872 and $3,009 for the nine months ended September 30, 2020 and 2019, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and nine months ended September 30, 2020, PIK interest was $0 and $21,804, respectively. For the three and nine months ended September 30, 2019, PIK interest was $45,090 and $119,975 respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three and nine months ended September 30, 2020 and 2019, were incurred in the normal operating course of business and are included in legal fees on the Statement of Operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three and nine months ended September 30, 2020 and 2019, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and nine months ended September 30, 2020 and 2019, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended September 30, 2020 and September 30, 2019 and the nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$327,787	$(2,816,208)	$(11,878,823)	$(7,208,088)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$0.003	$(0.023)	$(0.099)	$(0.060)
Diluted	$0.003	$(0.023)	$(0.099)	$(0.060)

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2020 and December 31, 2019, respectively:

	As of September 30, 2020
	Level 1		Level 2	Level 3	Total
Portfolio Investments
First Lien Loans		$-	$-	$12,750,319	$12,750,319
Second Lien Loans		-	-	6,937,456	6,937,456
Unsecured Loans		-	-	-	-
Equity		-	-	1,582,121	1,582,121
Total Portfolio Investments		-	-	21,269,896	21,269,896
Total Investments	$		$-	$21,269,896	$21,269,896

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$13,740,173	$13,740,173
Second Lien Loans	-	-	17,956,452	17,956,452
Unsecured Loans	-	-	-	-
Equity	-	-	1,655,877	1,655,877
Total Portfolio Investments	-	-	33,352,502	33,352,502
Total Investments	$-	$-	$33,352,502	$33,352,502

During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2020 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Purchases of investments	-	90,537	-	-	90,537
Sales or repayments of investments	-	(750,000)	(21,804)	-	(771,804)
Payment-in-kind interest	-	-	21,804	-	21,804
Change in unrealized gain (loss) on investments	(989,854)	(10,359,533)	-	(73,756)	(11,423,143)
Fair value at end of period	$12,750,319	$6,937,456	$-	$1,582,121	$21,269,896
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2020	$(989,854)	$(7,543,268)	$(2,816,265)	$(73,756)	$(11,423,143)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2019 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Purchases of investments	430,000	1,586,128	-	-	2,016,128
Sales of investments	-	(241,994)	(14,000)	-	(255,994)
Payment-in-kind interest	133,169	34,572	43,361	-	211,102
Change in unrealized gain (loss) on investments	(845,159)	(1,526,069)	(1,131,824)	(3,699,617)	(7,202,669)
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2019	$(845,159)	$(1,526,069)	$(1,131,824)	$(3,699,617)	$(7,202,669)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2020:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$5,205,763	Discounted Cash Flow	Discount Rate	55.00%-65.00% (60.00%)
	7,544,556	Enterprise Value Coverage	EV / Store Level EBITDAR	4.75x-5.25x (5.00x)
			Location Value	$625,000-$725,000 ($675,000)
Total	12,750,319

Second Lien Loans	246,875	Discounted Cash Flow	Discount Rate	14.40%-14.90% (14.65%)
	2,686,698	Enterprise Value Coverage	EV / LQA Revenue multiple	0.34x-0.39x (0.36x)
			EV / LQA EBITDA multiple	4.25x-4.75x (4.50x)
			EV / 2020 Adjusted Revenue	0.55x-0.65x (0.60x)
	3,240,000	Black Scholes	Time Horizon	0.25-2.00 years (1.13 years)
			Volatility	55.00%-55.00% (55.00%)
Total	6,173,573

Unsecured Loans	-	Enterprise Value Coverage	EV / LQA Revenue multiple	0.34x-0.39x (0.36x)
			EV / LQA EBITDA multiple	4.25x-4.75x (4.50x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LQA Revenue multiple	0.34x-0.39x (0.36x)
			EV / LQA EBITDA multiple	4.25x-4.75x (4.50x)
			EV / 2020 Adjusted Revenue	0.55x-0.65x (0.60x)
			EV / Store Level EBITDAR	4.75x-5.25x (5.00x)
			Location Value	$625,000-$725,000 ($675,000)
	1,580,921	Appraisal Value Coverage	Cost Approach	$1,260,000-$1,540,000 ($1,400,000)
			Sales Comparison Approach	$1,278,000-$1,562,000 ($1,420,000)
		Black Scholes	Time Horizon	0.25-2.00 years (1.13 years)
			Volatility	55.00%-55.00% (55.00%)
Total	1,580,921
Total Level 3 Investments	$20,504,813

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Beginning with the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations for the Company’s Level 3 investments.

The Company’s remaining Level 3 investments, Lone Star Brewery Development, Inc. and Rampart Detection Systems, Ltd., aggregating approximately $765,083 have been valued using unadjusted third party transactions. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of September 30, 2020.

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

The Company’s remaining Level 3 investment, Rampart Detection Systems, Ltd., of approximately $1,200 has been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of this investment as of December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

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

September 30, 2020

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

Management fees earned by House Hanover for the three months ended September 30, 2020 and September 30, 2019 were $58,382 and $96,055, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2020 and September 30, 2019 were $214,512 and $293,168, respectively.

As of September 30, 2020 and December 31, 2019, management fees of $499,649 and $285,138, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds.

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

September 30, 2020

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

September 30, 2020

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

Administration fees were $67,500 and fees to the Sub-Administrator were $32,077 for the three months ended September 30, 2020, as shown on the Statements of Operations under administration fees. Administration fees were $202,500 and fees to the Sub-Administrator were $94,577 for the nine months ended September 30, 2020, as shown on the Statements of Operations under administration fees.

Administration fees were $67,500 and fees to the Sub-Administrator were $37,500 for the three months ended September 30, 2019, as shown on the Statements of Operations under administration fees. Administration fees were $202,500 and fees to the Sub-Administrator were $112,500 for the nine months ended September 30, 2019, as shown on the Statements of Operations under administration fees.

As of September 30, 2020 and December 31, 2019, administration fees of $405,000 and $205,000, respectively, were payable to House Hanover and recorded as Due to Affiliates on the Statements of Assets and Liabilities. House Hanover is allowing administration fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2020, none of the portfolio companies had accepted our offer for such services.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.175	$0.308
Net investment loss	(0.001)	(0.001)
Realized gain (loss)	-	-
Change in unrealized gain (loss)	0.004	(0.022)
Net asset value at end of period	$0.178	$0.285
Total return based on net asset value (2)	1.7%	(7.5)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$21,401,506	$34,346,863
Average net assets	$21,077,282	$37,132,531
Annualized ratio of net operating expenses to average net assets (3)	6.9%	4.1%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	5.8%	3.1%
Annualized ratio of net investment loss to average net assets (3)	(1.9)%	(1.3)%
Annualized ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(1.9)%	(1.3)%
Annualized ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	6.2%	(30.1)%
Portfolio Turnover	0.00%	0.04%

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.276	$0.345
Net investment loss	(0.004)	(0.005)
Realized gain (loss)	-	-
Change in unrealized loss	(0.094)	(0.055)
Net asset value at end of period	$0.178	$0.285
Total return based on net asset value (2)	(35.9)%	(17.4)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$21,401,506	$34,346,863
Average net assets	$26,573,008	$39,909,179
Annualized ratio of net operating expenses to average net assets (3)	5.9%	4.8%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3	4.8%	3.9%
Annualized ratio of net investment loss to average net assets (3)	(2.3)%	(1.8)%
Annualized ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(2.3)%	(1.9)%
Annualized ratio of net decrease in net assets resulting from operations to average net assets (3)	(59.5)%	(24.1)%
Portfolio Turnover	0.35%	0.04%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per Share Data (1):
Net asset value at beginning of year	$0.345	$0.344	$0.365	$0.400	$0.254
Net investment income (loss)	(0.009)	0.009	0.008	(0.004)	(0.013)
Change in unrealized gain (loss)	(0.060)	(0.007)	(0.035)	(0.019)	(0.081)
Realized gain (loss)	-	(0.001)	0.006	(0.012)	0.002
Change in capital share transactions	-	-	-	-	0.238
Net asset value at end of year	$0.276	$0.345	$0.344	$0.365	$0.400
Total return (loss) based on net asset value (2)	(20.0)%	0.3%	(5.8)%	(8.8)%	(36.2)%
Weighted average shares outstanding for year, basic	120,486,061	120,486,061	120,486,061	120,486,061	97,402,398
Ratio/Supplemental Data:
Net assets at end of year	$33,280,329	$41,554,951	$41,407,539	$43,985,319	$48,225,563
Average net assets	$38,504,249	$41,416,562	$42,634,685	$46,991,446	$45,472,971
Total operating expenses to average net assets	5.8%	5.4%	3.8%	5.8%	9.5%
Net operating expenses to average net assets (4)	5.8%	5.4%	3.3%	5.8%	9.5%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.9%	4.3%	2.8%	4.3%	8.0%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	4.9%	4.3%	3.2%	4.3%	8.0%
Net investment income (loss) to average net assets	(2.8)%	2.5%	2.4%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding management fee waiver	(2.8)%	2.5%	1.9%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources (5)	(2.8)%	2.5%	0.1%	(1.1)%	(2.7)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver	(2.8)%	2.5%	(0.4)%	(1.1)%	(2.7)%
Net increase (decrease) in net assets resulting from operations to average net assets	(21.5)%	0.4%	(6.0)%	(9.0)%	(19.5)%
Portfolio Turnover	0.7%	0.5%	7.0%	1.1%	0.7%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three and nine months ended September 30, 2020 and 2019, the Company did not exclude any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.
(4)	Net Operating expenses includes a management fee waiver in the amount of $216,559 for the year ended December 31, 2017.
(5)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2020. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. As of September 30, 2020, the guaranteed amount was reduced to $4,878.

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Other than as described below, as of September 30, 2020, the Company nor any of its officers or directors is not currently involved in any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against them.

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

Risks and Uncertainties

COVID-19

As the global spread of COVID-19 continues, we have experienced increased market volatility and economic uncertainties which may materially impact the valuation of portfolio investments and in turn, the net asset value of the Company. This may have other financial or operational effects, though the extent of such impact is unpredictable at this time. One of our portfolio investments in the restaurant industry, Rockfish Seafood Grill, Inc., (“Rockfish”) has been greatly impacted as governmental agencies have limited the occupancy of dining room facilities and reduced their ability to generate revenue for an unknown period of time. Rockfish has applied for and received funding from the Paycheck Protection Program by the U.S. Small Business Administration (“PPP”) to assist the company in covering payroll and other non-payroll costs, such as rent and utilities. Other portfolio companies that have received funding from the PPP include Advantis Occupational Health, LLC, a wholly owned subsidiary of Advantis Certified Staffing Solutions, Inc., Dominion Medical Management, Inc. and Performance Alloys, LLC.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

The Company has determined that Rockfish Seafood Grill, Inc., one of the Company’s four majority owned or control portfolio companies, was considered a significant subsidiary at the 20% level at September 30, 2020 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following table shows the summarized financial information for Rockfish Seafood Grill, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.
	Nine months Ended September 30, 2020	Nine months Ended September 30, 2019
	(unaudited)	(unaudited)
Income Statement
Net Revenue	$10,378	$14,514
Gross Profit	7,432	10,292
Net Income (Loss)	(2,081)	(1,849)

NOTE 10 – SUBSEQUENT EVENTS

●	The Company did not receive the interest payments due on October 1, 2020 and November 1, 2020 from Performance Alloys, LLC who was not allowed to make them due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder.

●

On October 20, 2020, the Company filed a motion on behalf of Lone Star Brewery Development, Inc. in the United States Bankruptcy Court for the Western District of Texas in order to distribute the remaining funds held in Lone Star Brewery Development, Inc.’s estate to the Company as its only remaining secured creditor. On November 9, 2020, the court approved the distribution. As of the date of filing, the Company has not yet received the distribution in the estimated amount of $718,614. The Company is reflecting on its options for further recovery and will file a Form 8-K after it has completed the disposition of its investment in Lone Star and the final sales proceeds are known.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2019 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2020.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2020	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2019	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2020
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,816,265	$-	$-	-	$(310,463)	$2,505,802
Unsecured loan 6.33% PIK, due 12/31/2020(2)	$1,381,586	65,995	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020(2) (3)	$1,516,144	-	1,266,245	-	-	-	(1,085,349)	180,896
Integrated Medical Partners, LLC
Preferred Membership – Class A units(3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units(3)	760	-	-	-	-	-	-	-
Common Units(3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock(3)	100	-	1,654,677	-	-	-	(73,756)	1,580,921
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018(3)	$6,352,944	-	5,073,470	-	-	-	38,704	5,112,174
Revolving Loan, 8% PIK, due 12/31/2020(2)	$2,384,169	50,734	2,383,886	-	-	-	48,496	2,432,382
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028(3)	10.000%	-	-	-	-	-	-	-
Membership Interest – Class A(3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$116,729	$13,194,543	$-	$-	$-	$(1,382,368)	$11,812,175

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2018 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2019.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2019	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2018	Purchases (2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2019
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 6.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,457,887	$-	$-	$597,457	$3,055,344
Unsecured loan 5%, due 12/31/2019	$813,225	30,412	652,277	-	-	(652,277)	-
Unsecured loan 5%, due 12/31/2019	$90,000	3,366	72,188	-	-	(72,188)	-
Unsecured loan 8%, due 12/31/2019	$150,000	8,975	124,115	-	-	(124,115)	-
Unsecured loan 8%, due 12/31/2019	$110,000	6,582	91,017	-	-	(91,017)	-
Unsecured loan 10.75%, due 12/31/2019	$175,000	14,073	148,866	-	-	(148,866)	-
Common Stock – Series A(3)	225,000	-	-	-	-	-	-
Common Stock – Series B(3)	9,500,000	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020(2)(3)	$1,516,144	125,900	1,029,756	620,700	(241,994)	102,067	1,510,529
Integrated Medical Partners, LLC
Preferred Membership – Class A units(3)	800	-	997,272	-	-	(997,272)	-
Preferred Membership – Class B units(3)	760	-	42,611	-	-	(42,611)	-
Common Units(3)	14,082	-	6,723	-	-	(6,723)	-
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 12/31/2019	$14,000	1,082	14,000	-	(14,000)	-	-
Common Stock(3)	100	-	1,925,722	-	-	(283,288)	1,642,434
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018(3)	$6,352,944	-	6,689,793	-	-	(1,758,463)	4,931,330
Revolving Loan, 8% Cash, due 12/31/2019(2)	$2,336,403	122,045	1,465,452	515,403	-	355,270	2,336,125
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028(3)	10.000%	-	-	-	-	-	-
Membership Interest – Class A(3)	99.997%	-	-	-	-	-	-
Total Control Investments		$312,435	$15,717,679	$1,136,103	$(255,994)	$(3,122,026)	$13,475,762

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

At September 30, 2020, the Company had investments in 9 portfolio companies. The total cost and fair value of the total investments were approximately $54.6 million and $21.3 million, respectively. The composition of our investments by asset class as of September 30, 2020 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,537,699	$12,750,319	59.9%
Second Lien Loans	21,182,816	6,937,456	32.6
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	1,582,121	7.5
Total Portfolio Investments	$54,585,990	$21,269,896	100.0%

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

At September 30, 2020, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 9.14%, all of which was cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2019, our weighted average yield based upon cost of our portfolio investments was approximately 9.39% of which approximately 6.98% is current cash interest.

At September 30, 2020 and December 31, 2019, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the nine months ended September 30, 2020 are as follows:

●	On January 6, 2020, Lone Star Brewery Development, Inc. (“Lone Star”), a wholly-owned subsidiary of Parkview Capital Credit (“Parkview”), filed for bankruptcy protection in the United States Bankruptcy Court for the Western District of Texas under Chapter 11 of the United States Bankruptcy Code. Lone Star’s sole asset is a 32-acre parcel of land located at the site of the former Lone Star Brewery in San Antonio, Texas. Pursuant to the bankruptcy rules as they relate to single asset real estate bankruptcies, Lone Star had 90 days from the date of its bankruptcy filing to file a restructuring plan to exit bankruptcy or, if a plan is not filed, to begin making interest payments to its lenders. On February 26, 2020, the bankruptcy court entered an order approving Lone Star’s employment of a real estate broker to market and sell the property. The procedures to sell the property were subsequently approved by the bankruptcy court on March 10, 2020.

●	On March 31, 2020, the Company agreed to and paid $90,937 in real estate taxes on behalf of the property, to prevent Lone Star from defaulting on their agreement with the first lienholder to sell the property. Under the existing second lien loan agreement with Lone Star, the Company has the ability to pay real estate taxes and consider it an additional loan. These amounts were personally guaranteed by the sole shareholder of Lone Star, Parkview and by an individual who is an officer of both Lone Star and Parkview.

●	On April 17, 2020, the Company amended the second lien loan to Capital Foundry Funding, LLC to extend the maturity date to July 21, 2020.

●	On May 1, 2020 and as part of the plan before the United State Bankruptcy Court for the Western District of Texas, Lone Star sold its sole asset, a 32-acre parcel of land located in San Antonio, TX, for $14,450,000 in a court ordered sale forced by foreclosure of the first lien holder. The Company is reflecting on its options for further recovery and will file a Form 8-K after it has completed the disposition of its investment in Lone Star and the final sales proceeds are known.

●	On May 15, 2020 the Company filed a motion to convert the Lone Star bankruptcy to a case under Chapter 7 of the United States Bankruptcy Code. This motion was unopposed and granted on May 28, 2020.

●	On July 21, 2020, the Company agreed to amend the Loan and Security Agreement with Capital Foundry Funding, LLC and CF Energy Finance, LLC, and together (“Capital Foundry”) to extend the maturity date of the loan to November 21, 2020. In exchange, the Company received a principal payment on its loan of $750,000.

●	On September 1, 2020, the Company received notice from Performance Alloys, LLC that it was not allowed to make its monthly interest payment due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020			As of December 31, 2019
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—	—	$—	—	—
2	246,875	1.16%	1	6,317,386	18.94%	2
3	—	—	—	—	—	—
4	18,496,121	86.96%	4	25,379,239	76.09%	5
5	944,779	4.44%	2	—	—	—
	$19,687,775	92.56%	7	$31,696,625	95.03%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2020 we had 5 loans on non-accrual status and as of December 31, 2019, we had 5 loans on non-accrual status.

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

Beginning in the first quarter of 2020, the global economy was effected by the COVID-19 pandemic, including the small and medium sized businesses in which we are invested. This has impacted the results of operations as we have experienced a decrease in interest revenue as well as a decrease in valuations of our investments, which resulted in an increase in unrealized losses. It is uncertain as to the duration that the effect that COVID-19 will have on our investment portfolio companies and to the extent that they will be able to recover. Four of our investment portfolio companies that have been eligible to apply for the Paycheck Protection Program offered by the U.S Small Business Administration have all applied for loans, all of which have been approved and received funding.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

•	organizational and offering expenses;

•	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

•	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of the Company’s common stock and other securities;

•	administration fees;

•	transfer agent and custody fees and expenses;

•	U.S. federal and state registration fees of the Company (but not our investment advisor);

•	all costs of registration and listing the Company’s shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	the costs associated with individual or group stockholders;

•	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

•	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

	Three Months Ended September 30, 2020 (unaudited)		Three Months Ended September 30, 2019 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$258,153	$0.002	$255,894	$0.002
Other income	7,629	0.000	6,730	0.000
Total investment income	265,782	0.002	262,624	0.002

Operating expenses
Management fees	58,382	0.001	96,055	0.001
Administration fees	99,577	0.001	105,000	0.001
Audit fees	21,115	0.000	31,240	0.000
Tax preparation fees	21,450	0.000	-	0.000
Legal fees	31,760	0.000	12,695	0.000
Valuation fees	37,500	0.000	42,000	0.001
Directors’ fees	38,625	0.001	35,625	0.000
Insurance expense	36,053	0.000	32,679	0.000
Interest expense	1,267	0.000	996	0.000
Other general and administrative expenses	20,207	0.000	29,516	0.000
Total net operating expenses	365,936	0.003	385,806	0.003

Net investment loss before tax	(100,154)	(0.001)	(123,182)	(0.001)
Income tax expense	1,750	0.000	1,425	0.000
Net investment loss after tax	$(101,904)	$(0.000)	$(124,607)	$(0.001)
Net change in unrealized gain (loss)	$429,691	$(0.004)	$(2,691,673)	$(0.022)
Net increase (decrease) in net assets resulting from operations	$327,787	$0.003	$(2,816,280)	$(0.023)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended September 30, 2020 and September 30, 2019, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $0 and $45,090 for the three months ended September 30, 2020 and 2019, respectively.

Operating Expenses

Total net operating expenses decreased from $385,806 for the three months ended September 30, 2019 to $365,936 for the three months ended September 30, 2020. The decrease is primarily due to a decrease in administration fees, valuation fees, audit fees and management fees, which was partially offset by increases in legal fees, professional fees and tax preparation fees, for the three months ended September 30, 2020.

Total operating expenses per share remained unchanged from $0.003 per share for the three months ended September 30, 2019 and for the three months ended September 30, 2020.

Net Investment Income (Loss)

Net investment loss after tax decreased from a loss of $124,607 for the three months ended September 30, 2019 to a loss of $101,904 for the three months ended September 30, 2020. Total net operating expenses decreased by more than total investment income, resulting in a decrease in net investment loss before tax, which was then partially offset by an increase in income tax expense for the three months ended September 30, 2020.

Net investment loss after tax per share decreased from $0.001 to $0.000 for three months ended September 30, 2019 and 2020, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2020 and 2019, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a gain of $429,691 for the three months ended September 30, 2020 primarily in connection with gains of $1,398,251, and $544,180 on Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc., which were partially offset by losses of $1,451,250 and $168,950 from Performance Alloys, Inc. and Great Value Storage, LLC.

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

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

	Nine Months Ended September 30, 2020 (unaudited)		Nine Months Ended September 30, 2019 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$706,516	$0.006	$853,702	$0.007
Other income	22,960	0.000	21,785	0.000
Total investment income	729,476	0.006	875,487	0.007

Operating expenses
Management fees	214,512	0.002	293,168	0.002
Administration fees	297,077	0.002	315,000	0.003
Audit fees	135,235	0.001	234,580	0.002
Tax preparation fees	21,920	0.000	-	0.000
Legal fees	98,321	0.001	162,674	0.001
Valuation fees	121,500	0.001	128,920	0.001
Other professional fees	-	0.000	10,200	0.000
Directors’ fees	118,875	0.001	117,375	0.001
Insurance expense	105,834	0.001	95,873	0.001
Interest expense	3,105	0.000	3,194	0.000
Other general and administrative expenses	61,770	0.001	85,138	0.001
Total net operating expenses	1,178,149	0.010	1,446,122	0.012

Net investment loss before tax	(448,673)	(0.004)	(570,635)	(0.005)
Income tax expense / (benefit)	7,007	0.000	(20,369)	0.000
Net investment loss after tax	$(455,680)	$(0.004)	$(550,266)	$(0.005)
Net change in unrealized gain (loss)	$(11,423,143)	$(0.095)	$(6,657,822)	$(0.055)
Net increase (decrease) in net assets resulting from operations	$(11,878,823)	$(0.099)	$(7,208,088)	(0.060)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the nine months ended September 30, 2020 and September 30, 2019, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $21,804 and $119,975 for the nine months ended September 30, 2020 and 2019, respectively.

Operating Expenses

Total net operating expenses decreased from $1,446,122 for the nine months ended September 30, 2019 to $1,178,149 for the nine months ended September 30, 2020. The decrease is primarily due to a decrease in management fees, audit fees and legal fees, for the nine months ended September 30, 2020, which was partially offset by an increase in insurance expense and tax preparation fees.

Total operating expenses per share decreased from $0.012 per share for the nine months ended September 30, 2019 to $0.010 per share for the nine months ended September 30, 2020.

Net Investment Loss after tax

Net investment loss after tax decreased from a loss of $550,266 for the nine months ended September 30, 2019 to a loss of $455,680 for the nine months ended September 30, 2020. Total net operating expenses decreased by more than total investment income, resulting in a decrease in net investment loss before tax, which was then offset by an increase in income tax expense for the nine months ended September 30, 2020.

Net investment loss after tax per share decreased from $0.005 to $0.004 for nine months ended September 30, 2019 and 2020, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the nine months ended September 30, 2020 and 2019, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized. Net change in unrealized gain (loss) on investments totaled a loss of $11,423,143 for the nine months ended September 30, 2020 primarily in connection with losses of $6,883,210, $2,077,386, $1,085,348 and $1,077,054 on Lone Star Brewery Development Inc., Performance Alloys, Inc., Dominion Medical Management, Inc. and Great Value Storage, LLC.

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

In the first, second and third quarter of 2020, the global economy was effected by the COVID-19 pandemic, including the small and medium sized businesses in which we are invested. This has impacted a small portion of the cash payments we otherwise expected to receive in the quarter. Regardless of this, the Company still expects the exit of investments in the near term future to provide additional sources of capital to fund operations.

As of September 30, 2020, we had $712,329 in cash and $25,502 in restricted cash, and our net assets totaled $21,401,506. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of September 30, 2020, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the nine months ended September 30, 2020 and 2019, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended September 30, 2020 and September 30, 2019 were $58,382 and $96,055, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2020 and September 30, 2019 were $214,512 and $293,168, respectively.

As of September 30, 2020 and December 31, 2019, management fees of $499,649 and $285,138, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds.

Incentive Fees

The House Hanover Investment Advisory Agreement does not obligate the Company to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

Administration fees to House Hanover were $67,500 and $67,500 for the three months ended September 30, 2020 and September 30, 2019, respectively, as shown on the Statements of Operations under administration fees. Administration fees to House Hanover were $202,500 and $205,500 for the nine months ended September 30, 2020 and September 30, 2019, respectively, as shown on the Statements of Operations under administration fees.

As of September 30, 2020 and December 31, 2019, administration fees of $405,000 and $205,000, respectively, were payable to House Hanover and recorded as Due to Affiliates on the Statements of Assets and Liabilities. House Hanover is allowing administration fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation at least twice annually. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, that are provided by a nationally recognized independent valuation firm. Beginning with the period ending September 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations of the Company’s Level 3 investments. This valuation firm provides a range of values for selected investments, which is presented to the Valuation Committee to determine the value for each of the selected investments.

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

Recent Developments

Portfolio Activity

●	The Company did not receive the interest payments due on October 1, 2020 and November 1, 2020 from Performance Alloys, LLC who was not allowed to make them due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder.

●	On October 20, 2020, the Company filed a motion on behalf of Lone Star Brewery Development, Inc. in the United States Bankruptcy Court for the Western District of Texas in order to distribute the remaining funds held in Lone Star Brewery Development, Inc.’s estate to the Company as its only remaining secured creditor. On November 9, 2020, the court approved the distribution. As of the date of filing, the Company has not yet received the distribution in the estimated amount of $718,614. The Company is reflecting on its options for further recovery and will file a Form 8-K after it has completed the disposition of its investment in Lone Star and the final sales proceeds are known.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments.

Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. As of September 30, 2020, we had 1 debt investment which bore interest at a variable rate, representing approximately $246,875 and $250,000 in debt at fair value and cost, respectively. The variable interest rate is based on the US Prime Rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase along with a 1%, 2%, and 3% decrease in the underlying US Prime Rate, and no other changes in our portfolio as of September 30, 2020. The below table illustrates the effect such assumed rate changes would have on an annual basis.

US Prime Rate Increase (Decrease)	Increase (Decrease) on Net Investment Income (1)
3.00%	$5,000
2.00%	$2,500
1.00%	-
(1.00)%	-
(2.00)%	-
(3.00)%	-

(1)	The increase and decrease on Net Investment Income is limited due to a payable rate on our one variable rate debt instrument of the prime rate as published in the Wall Street Journal that has a rate floor of 4.25%. On September 30, 2020, the Wall Street Journal Prime Rate was 3.25%.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2020), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Other than as described below, as of September 30, 2020, the Company nor any of its officers or directors is not currently involved in any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against them.

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

Dated: November 12, 2020	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 12, 2020	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)