Form 10-K
period 2020-12-31
PRINCETON CAPITAL CORP
filed 2021-03-31
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $750,260 based on the closing price of $0.15 per share on the Over the Counter Pink Market on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 31, 2021, there were 120,486,061 shares of common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

- i -

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Princeton Capital Corporation and “House Hanover” refers to our investment adviser House Hanover, LLC. Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Item 1A. Risk Factors” and elsewhere in the report.

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

On March 13, 2015, following the reverse stock split and the Reincorporation, we completed our acquisition in the approximate amounts of $11.2 million in cash, $43.5 million in equity & debt investments, and $1.9 million in restricted cash escrow deposits of the Partnerships with an aggregate value of approximately $56.6 million and issued approximately 115.5 million shares of our common stock to the Partnerships. The shares issued were based on a pre-valuation presumed fair value of $60.9 million.

On December 27, 2017, following the resignation of our former President, Chief Executive Officer, and director of the Company, the Board of Directors of the Company (the “Board”) approved (specifically in accordance with Rule 15a-4(b)(1)(ii) of the Investment Company Act of 1940 (the “Investment Company Act” or “1940 Act”)) and authorized the Company to enter into an Interim Investment Advisory Agreement between the Company and House Hanover, LLC, a Delaware limited liability company (“House Hanover”) (the “Interim Investment Advisory Agreement”), in accordance with Rule 15a-4 of the Investment Company Act. The effective date of the Interim Investment Advisory Agreement was January 1, 2018.

On April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The House Hanover Investment Advisory Agreement replaced the Interim Investment Advisory Agreement. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Adivsory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 13, 2020.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of December 31, 2020 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative.

The following discussion describes the Company as of December 31, 2020 as it relates to the financial statements covered by this Annual Report on Form 10-K and as of the latest practicable date for other information about the Company.

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

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2020 and 2019 taxable years.

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

Competition

Our primary competitors in providing financing to small and lower middle-market companies include public and private funds, other BDC’s, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify as a regulated investment company or “RIC”. The Company did not meet the qualifications of a RIC for the 2020 tax year and will be taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Adivsory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party on May 13, 2020.

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

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act. On an annual basis and in general, BDCs intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Code. However, we did not meet the qualifications of a RIC for the 2020 tax year and will be taxed as a corporation under Subchapter C of the Code. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved . The 1940 Act contains prohibitions and restrictions relating to transactions between BDC’s and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. Under the 1940 Act and the rules thereunder, “eligible portfolio companies” include (1) private domestic operating companies, (2) public domestic operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (3) public domestic operating companies having a market capitalization of less than $250 million. Public domestic operating companies whose securities are quoted on the over-the-counter bulletin board (OTCBB) or through OTC Markets Group (including the Pink Market) are not listed on a national securities exchange and therefore are eligible portfolio companies.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from a person who is or has been, within the past 13 months, an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

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

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our board of directors will determine the fair value of these loans and securities in good faith as described below in “— Our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from House Hanover may provide our board of directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for most portfolio investments will be prepared quarterly by an independent valuation firm with the assistance of the Company’s Valuation Committee, the ultimate determination of fair value will be made by our board of directors, including our interested directors, and not by such third-party valuation firm. In addition, Mr. Mark DiSalvo, an interested member of our board of directors, has a direct pecuniary interest in House Hanover. The participation of House Hanover’s investment professionals in our valuation process, and the pecuniary interest in House Hanover by a member of our board of directors, could result in a conflict of interest as House Hanover’s management fee is based, in part, on the value of our gross assets.

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

To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. If we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure could have a material adverse effect on us and our stockholders. As disclosed elsewhere in this annual report, we have failed to qualify as a RIC since inception and the Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2020 and 2019 taxable years.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, general economic conditions, and the performance of our invesetments. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Our common stock is traded on the Over the Counter Pink Market, which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the OTC Market under the symbol “PIAC” where we expect it to remain in the foreseeable future. We do not believe that we will become eligible for the OTCQB Market in the foreseeable future because of our inability to meet the required public float restrictions of the OTCQB Market. Broker-dealers often decline to trade in OTC Pink stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account certain factors, if relevant, in determining the fair value of our investments. These factors could include, but are not limited to available current market data, including relevant and applicable market trading and transacton comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, earnings, discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions, and the principal market and enterprise values.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portolio company, exercise warrants, options or convertible securities that were acquired in the original or subsequent financing, or preserve or enhance the value fo our investment.

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

When we do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

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

Our share ownership is concentrated.

As of March 31, 2021 the Partnerships beneficially own approximately 95% of our outstanding common stock. As a result, the Partnerships will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of the Partnerships may not always coincide with the interests of our other stockholders.

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

Item 3. LEGAL PROCEEDINGS

As of December 31, 2020, there were no material legal proceedings against the Company or any of its officers or directors.

Great Value Storage Litigation

On March 14, 2019, the Company filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC (“World Class”), and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. On January 22, 2021 the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against GVS and World Class. On March 4, 2021, the Final Judgment Order was entered awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. The Company has not received financial statements from GVS since August 2018.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the Over the Counter Pink Market (OTCPK) under the symbol “PIAC” where we expect it to remain in the foreseeable future. Prior to April 20, 2015, our common stock was traded under the symbol “RONE”. Broker-dealers often decline to trade in OTC Pink Market stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Quarter Ending	Quarterly High	Quarterly Low

December 31, 2020	$0.15	$0.14
September 30, 2020	$0.15	$0.14
June 30, 2020	$0.22	$0.12
March 31, 2020	$0.35	$0.21

December 31, 2019	$0.45	$0.22
September 30, 2019	$0.29	$0.18
June 30, 2019	$0.25	$0.18
March 31, 2019	$0.39	$0.13

December 31, 2018	$0.20	$0.13
September 30, 2018	$0.30	$0.20
June 30, 2018	$0.20	$0.11
March 31, 2018	$0.11	$0.10

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

Holders of record

As of March 26, 2021, there were 38 shareholders of our common stock

The number of record holders reflects shares held by a broker as one record holder. The underlying shares may be held by one or more beneficial owners.

The Company feels the actual number of common stock holders may be significantly higher as 1,571,710 shares of common stock are held in street name which reflected approximately 1.30% of the outstanding shares of common stock as of March 26, 2021, according to our transfer agent.

Dividends

Our dividends, if any, are determined by our board of directors. To date since the Reincorporation, no dividends have been declared or distributed to stockholders. The Company was taxed as a C corporation and subject to federal and state corporation income taxes for its 2019 taxable year. The Company does not expect to meet the qualifications of a RIC for the 2020 tax year and is likely to be taxed as a corporation under Subchapter C of the Code. However, in the event that the Company does meet the qualifications of a RIC for the 2020 tax year, it may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC for the 2020 tax year due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. While the Company does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

For each of the fiscal years ended December 31, 2020, 2019, and 2018, the Company did not declare any cash dividends on the Company’s common stock.

Sale of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2020.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the past five fiscal years. The graph assumes that, on December 31, 2015, a person invested $100 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. Our Company is quoted on the OTC Pink Market and are thus not traded on a public exchange.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During the year ended December 31, 2020, there were no repurchases made by or on behalf of the issuer of shares of equity securities.

EQUITY COMPENSATION PLAN INFORMATION

1995 Employee & Consultant Incentive Benefit Plan

The Company does not currently have any equity incentive plan. Our board of directors previously adopted an equity incentive plan on May 3, 1995 called the Employee & Consultant Incentive Benefit Plan (“1995 Stock Plan”), and it was subsequently approved by our stockholders. The 1995 Stock Plan provided for the grant of stock options or stock to our employees, directors, and consultants. The 1995 Stock Plan originally provided for the issuance of 3,000,000 shares of which 2,019,014 were issued and outstanding. As of December 31, 2020, there were no outstanding options to purchase any additional shares under the plan as the plan has been cancelled. The 1995 Stock Plan was a plan of Regal One.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Financial Position as of December 31:

	2020	2019	2018	2017	2016
Total assets	$23,666,718	$34,114,468	$41,970,679	$41,948,380	$99,819,764
Total liabilities	1,187,178	834,139	415,728	540,841	55,834,445
Net assets	$22,479,540	$33,280,329	$41,554,951	$41,407,539	$43,985,319
Net asset value per outstanding share	0.187	0.276	0.345	0.344	0.365
Common shares outstanding	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061

Operating Data for the last five fiscal years ended December 31:

	2020	2019	2018	2017	2016
Total investment income	$904,943	$1,145,266	$3,276,525	$2,433,546	$2,286,334
Net expenses (including taxes)	1,580,138	2,217,219	2,236,962	1,417,992	2,784,429
Net investment income (loss)	$(675,195)	$(1,071,953)	$1,039,563	$1,015,554	$(498,095)

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

On an annual basis and in general, BDCs intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, a BDC must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, BDCs generally will not have to pay corporate-level taxes on any income they distribute to their stockholders. We did not meet the qualifications of a RIC for the 2019 or 2020 tax years and will be taxed as a corporation under Subchapter C of the Code. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved.

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

At December 31, 2020, the Company had investments in 7 portfolio companies. The total cost and fair value of the total investments were approximately $46.2 million and $21.6 million, respectively. The composition of our investments by asset class as of December 31, 2020 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,537,699	$14,671,435	68.0%
Second Lien Loans	12,766,144	5,235,708	24.3
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	1,659,880	7.7
Total Portfolio Investments	46,169,318	21,567,023	100.0
Total Investments	$46,169,318	$21,567,023	100.0%

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

At December 31, 2020, our weighted average yield based upon cost of our portfolio investments was approximately 7.39% of which approximately 7.39% is current cash interest. At December 31, 2019, our weighted average yield based upon cost of our portfolio investments was approximately 9.39% of which approximately 6.98% is current cash interest.

At December 31, 2020 and December 31, 2019, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the year ended December 31, 2020 are as follows:

●	On January 6, 2020, Lone Star Brewery Development, Inc. (“Lone Star”), a wholly-owned subsidiary of Parkview Capital Credit (“Parkview”), filed for bankruptcy protection in the United States Bankruptcy Court for the Western District of Texas under Chapter 11 of the United States Bankruptcy Code. Lone Star’s sole asset is a 32-acre parcel of land located at the site of the former Lone Star Brewery in San Antonio, Texas. Pursuant to the bankruptcy rules as they relate to single asset real estate bankruptcies, Lone Star had 90 days from the date of its bankruptcy filing to file a restructuring plan to exit bankruptcy or, if a plan is not filed, to begin making interest payments to its lenders. On February 26, 2020, the bankruptcy court entered an order approving Lone Star’s employment of a real estate broker to market and sell the property. The procedures to sell the property were subsequently approved by the bankruptcy court on March 10, 2020.

●	On March 31, 2020, the Company agreed to and paid $90,937 in real estate taxes on behalf of the property, to prevent Lone Star from defaulting on their agreement with the first lienholder to sell the property. Under the existing second lien loan agreement with Lone Star, the Company has the ability to pay real estate taxes and consider it an additional loan. These amounts were personally guaranteed by the sole shareholder of Lone Star, Parkview and by an individual who is an officer of both Lone Star and Parkview.

●	On April 17, 2020, the Company amended the second lien loan to Capital Foundry Funding, LLC to extend the maturity date to July 21, 2020.

●	On May 1, 2020 and as part of the plan before the United State Bankruptcy Court for the Western District of Texas, Lone Star sold its sole asset, a 32-acre parcel of land located in San Antonio, TX, for $14,450,000 in a court ordered sale forced by foreclosure of the first lien holder.

●	On May 15, 2020 the Company filed a motion to convert the Lone Star bankruptcy to a case under Chapter 7 of the United States Bankruptcy Code. This motion was unopposed and granted on May 28, 2020.

●	On July 21, 2020, the Company agreed to amend the Loan and Security Agreement with Capital Foundry Funding, LLC and CF Energy Finance, LLC, and together (“Capital Foundry”) to extend the maturity date of the loan to November 21, 2020. In exchange, the Company received a principal payment on its loan of $750,000.

●	On September 1, 2020, the Company received notice from Performance Alloys, LLC that it was not allowed to make its monthly interest payment due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder.

●	On October 20, 2020, the Company filed a motion on behalf of Lone Star in the Bankruptcy Court in order to distribute the remaining funds held in Lone Star’s estate to the Company as its only remaining secured creditor. On November 9, 2020, the court approved the distribution.

●	On November 20, 2020, the Company received the remaining principal balance due under the Loan and Security Agreement with Capital Foundry in the amount of $250,000.

●	On December 1, 2020, the Company completed the disposition of its investment in Lone Star and received $718,614 from the trustee that was appointed by the United States Bankruptcy Court for the Western District of Texas. The Company’s investment in Lone Star consisted of a Second Lien Loan in the original principal amount of $8,000,000.

●	Effective December 31, 2020, the Company amended the Rockfish Seafood Grill, Inc. Revolving Line of Credit to extend the maturity date to December 31, 2021.

●	Effective December 31, 2020, the Company amended the Amended, Restated and Consolidated Promissory Note from Advantis Certified Staffing Solutions, Inc. to extend the maturity date to December 31, 2021.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always end up in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020			As of December 31, 2019
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	6,317,386	18.94	2
3	—	—	—	—	—	—
4	17,679,643	88.81	3	25,379,239	76.09	5
5	2,227,500	11.19	2	—	—	—
	$19,907,143	100.00%	5	$31,696,625	95.04%	7

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2020, we had 5 loans on non-accrual status and as of December 31, 2019, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Years Ended December 31, 2020, 2019, and 2018

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
Investment income
Interest income (2)	$783,633	$0.007	$1,115,620	$0.009	$1,933,907	$0.016
Other income	121,310	0.001	29,646	0.000	1,342,618	0.011
Total investment income	904,943	0.008	1,145,266	0.009	3,276,525	0.027

Operating expenses
Management fees	266,984	0.002	364,135	0.003	402,750	0.003
Administration fees	396,324	0.003	407,500	0.003	414,000	0.003
Audit Fees	197,550	0.002	284,020	0.002	232,006	0.002
Legal Fees	131,451	0.001	187,381	0.002	499,961	0.005
Valuation fees	159,000	0.001	170,920	0.001	221,010	0.002
Other professional fees	21,920	0.000	24,350	0.000	15,350	0.000
Directors’ fees	150,000	0.001	148,500	0.001	155,000	0.001
Insurance expense	141,893	0.001	128,551	0.001	120,683	0.001
Interest expense	3,598	0.000	3,527	0.000	46,568	0.000
Other general and administrative expenses	93,053	0.001	103,431	0.001	111,773	0.001
Bad debt expense	16,549	0.000	413,928	0.003	-	-
Total operating expenses	1,578,322	0.012	2,236,243	0.017	2,219,101	0.018
Total net operating expenses	1,578,322	0.012	2,236,243	0.017	2,219,101	0.018

Net investment income (loss) before tax	(673,379)	(0.006)	(1,090,977)	(0.009)	1,057,424	0.009
Income tax expense (benefit)	1,816	-	(19,024)	-	17,861	-
Net investment income (loss) after tax	(675,195)	(0.006)	(1,071,953)	(0.009)	1,039,563	0.009
Net change in unrealized loss	(2,709,344)	(0.022)	(7,202,669)	(0.060)	(783,795)	(0.007)
Net realized loss	(7,416,250)	(0.062)	-	(0.000)	(108,356)	(0.001)
Net increase (decrease) in net assets resulting from operations	$(10,800,789)	$(0.090)	$(8,274,622)	$(0.069)	$147,412	$0.001

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061, 120,486,061 and 120,486,061 shares outstanding for the years ended December 31, 2020, 2019, and 2018, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $21,804, $211,102, and $188,353, for the years ended December 31, 2020, 2019, and 2018, respectively.

Operating Expenses

Total net operating expenses decreased from $2,236,243 for the year ended December 31, 2019 to $1,578,322 for the year ended December 31, 2020. The decrease is primarily due to a decrease in bad debt expense, and to a lesser extent, management, audit and legal fees. The decrease was minimally offset by an increase in insurance expense.

Total net operating expenses per share decreased from $0.017 per share for the year ended December 31, 2019 to $0.012 per share for the year ended December 31, 2020.

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

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from $(1,071,953) for the year ended December 31, 2019 to $(675,195) for the year ended December 31, 2020. This decrease is primarily due to a decrease in bad debt expense, management, audit and legal fees as well as a decrease interest income for the year ended December 31, 2020.

Net investment income (loss) (after tax) per share decreased from $(0.009) per share for the year ended December 31, 2019 to $(0.006) per share for the year ended December 31, 2020.

Net investment income (loss) (after tax) decreased from $1,039,563 for the year ended December 31, 2018 to $(1,071,953) for the year ended December 31, 2019. This decrease is primarily due to an decrease in other income and to a lesser extent a decrease in interest income for the year ended December 31, 2019.

Net investment income (loss) (after tax) per share decreased from $0.009 per share for the year ended December 31, 2018 to $(0.009) per share for the year ended December 31, 2019

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the year ended December 31, 2020, we recognized a net realized loss of $7,416,250 in connection with a loss attributable to the receipt of final proceeds from our loan to Lone Star Brewery Development Inc. and a gain of $86,731 for the final distribution of escrowed amounts from our previously exited investment in Spencer Enterprises Holdings, LLC.

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

Net change in unrealized gain (loss) on investments totaled a loss of $(2,709,344) for the year ended December 31, 2020 primarily in connection with unrealized losses of $(3,089,886), $(1,266,245), $(1,224,885) on Performance Alloys, Inc., Dominion Medical Management, Inc, and Great Value Storage, LLC, Inc, respectively, partially offset by unrealized gains of $2,156,147 on Rockfish Seafood Grill, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(7,202,669) for the year ended December 31, 2019 primarily in connection with unrealized losses of $(3,730,752), $(1,046,606), $(1,261,058) on Performance Alloys, Inc., Integrated Medical Partners, LLC, and Rockfish Seafood Grill, Inc, respectively, partially offset by unrealized gains of $415,899 on Great Value Storage, LLC.

Net change in unrealized gain (loss) on investments totaled a loss of $(783,795) for the year ended December 31, 2018 primarily in connection with unrealized losses of $(1,681,611), $(907,305), $(903,537) on Advantis Certified Staffing Solutions, Inc., Integrated Medical Partners, LLC, and Great Value Storage, LLC, respectively, partially offset by unrealized gains of $2,535,938, $450,000 and $354,967 on Performance Alloys, Inc., Lone Star Brewery Development, Inc. and PCC SBH Sub, Inc.

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

As of December 31, 2020, we had $1,751,230 in cash and restricted cash, and our net assets totaled $22,479,540. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of December 31, 2020, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the twelve months ended December 31, 2020 and 2019, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution. The Company did not meet the requirements to qualify as a RIC for the 2020 and 2019 tax years and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. While the Company does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

Related Party Transactions

Management Fees

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2020 and 2019 were $266,984 and $364,135, respectively. As of December 31, 2020 and December 31, 2019, management fees of $552,121 and $285,138, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds.

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2018 were $402,750. As of December 31, 2018, management fees of $81,296 were payable to House Hanover.

As of December 31, 2018, management fees of $19,282, were payable to Princeton Advisory Group, Inc., our former investment advisor.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

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

Recent Developments

Portfolio Activity

●	On March 4, 2021, the Final Judgment Order was entered, after the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against Great Value Storage, LLC and World Class Capital Group, LLC, awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. (See Item 3. Legal Proceedings & Note 9 of the financial statements)

COVID-19

As the global spread of COVID-19 continues, we have experienced increased market volatility and economic uncertainties which may materially impact the valuation of portfolio investments and in turn, the net asset value of the Company. This may have other financial or operational effects, though the extent of such impact is unpredictable at this time. Further, while the effects of this pandemic have negatively impacted our portfolio companies, four of them have benefited from the Paycheck Protection Program by the U.S. Small Business Administration.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of December 31, 2020, all of our debt investments are fixed rate.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Princeton Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying Statements of Assets and Liabilities of Princeton Capital Corporation (the "Company"), including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2020 and 2019, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of investments

As discussed in Note 5 to the financial statements, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions as there is no readily available market value. As of December 31, 2020, total investments at fair value were $21,567,023.

We identified the evaluation of the fair value of investments as a critical audit matter. Assessment of the Company’s judgments regarding the use of specific valuation techniques, inputs and assumptions involved a high degree of subjective auditor judgment. Changes in these techniques, inputs and assumptions could have a significant impact on the fair value of investments. In particular, the Company uses both market and income approaches to value certain equity and debt investments. Additionally, the Company makes judgments relating to credit risk and market yields used in yield analyses, guideline company market multiples and financial performance measures used in determining enterprise values, and discount rates used in discounted cash flow analyses for certain equity, debt and other interest-bearing investments.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, either (i) testing management’s process for determining the fair value estimate, which included evaluating the appropriateness of the market approach or income approach; testing the completeness, accuracy, and relevance of the underlying data used in the technique; and evaluating the significant unobservable inputs and assumptions used by management, including the selected valuation multiples and discount rates or market yields, by considering the consistency and reasonableness of the unobservable inputs relative to the performance of the subject company or assets, and the external market and industry data and evidence obtained in other areas of the audit; or (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value estimate range for certain level 3 debt and equity investments, and comparison of management’s estimate to the independently developed range of fair value estimates. Developing the independent range involved selection of independent significant unobservable inputs for the market multiples, discount rates or market yield, in order to evaluate the reasonableness of management’s fair value estimate of these certain level 3 investments, using a range of available market information.

We have served as the Company's auditor since 2015.

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

March 31, 2021

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019

ASSETS
Control investments at fair value (cost of $27,486,442 and $27,486,442, respectively)	$14,280,391	$13,194,543
Non-control/non-affiliate investments at fair value (cost of $18,682,876 and $27,759,011, respectively)	7,286,632	20,157,959
Total investments at fair value (cost of $46,169,318 and $55,245,453, respectively)	21,567,023	33,352,502
Cash	1,725,700	357,692
Restricted cash	25,530	25,294
Due from portfolio companies	199,865	222,133
Interest receivable, net of allowance for bad debt of $430,445 and $413,928, respectively	114,740	83,687
Taxes receivable	7,250	44,750
Prepaid expenses	26,610	25,721
Other receivable	-	2,689
Total assets	23,666,718	34,114,468

LIABILITIES
Accrued management fees	552,121	285,138
Accounts payable	89,461	251,704
Due to affiliates	472,500	202,500
Tax expense payable	1,593	7,000
Deferred fee income	42,056	69,208
Accrued expenses and other liabilities	29,447	18,589
Total liabilities	1,187,178	834,139

Net assets	$22,479,540	$33,280,329

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at December 31, 2020 and December 31, 2019)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(8,161,872)	(745,622)
Distributions in excess of net investment income	(9,745,663)	(9,070,468)
Accumulated unrealized loss on investments	(24,602,295)	(21,892,951)
Total net assets	$22,479,540	$33,280,329
Net asset value per share	$0.187	$0.276

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019	2018
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$594,126	$556,897	$1,420,231
Interest income paid-in-kind from non-control/non-affiliate investments	-	-	136,172
Interest income from control investments	167,703	347,621	325,321
Interest income paid-in-kind from control investments	21,804	211,102	52,183
Other income from non-control/non-affiliate investments	27,152	26,421	44,872
Other income from non-investment sources (Note 2)	94,158	3,225	1,297,746
Total investment income	904,943	1,145,266	3,276,525

OPERATING EXPENSES
Management fees	266,984	364,135	402,750
Administration fees	396,324	407,500	414,000
Audit fees	197,550	284,020	232,006
Legal fees (Note 2)	131,451	187,381	499,961
Valuation fees	159,000	170,920	221,010
Other professional fees	21,920	24,350	15,350
Directors’ fees	150,000	148,500	155,000
Insurance expense	141,893	128,551	120,683
Interest expense	3,598	3,527	46,568
Other general and administrative expenses	93,053	103,431	111,773
Bad debt expense	16,549	413,928	-
Total operating expenses	1,578,322	2,236,243	2,219,101

Net investment income (loss) before tax	(673,379)	(1,090,977)	1,057,424
Income tax expense (benefit)	1,816	(19,024)	17,861
Net investment income (loss) after taxes	(675,195)	(1,071,953)	1,039,563

Net realized loss on:
Non-control/non-affiliate investments	(7,416,250)	-	(108,356)
Control investments	-	-	-
Affiliate investments	-	-	-
Total net realized loss	(7,416,250)	-	(108,356)
Net change in unrealized gain (loss) on investments:
Non-control/non-affiliate investments	(3,795,192)	(3,708,297)	2,082,402
Control investments	1,085,848	(3,494,372)	(2,866,197)
Affiliate investments	-	-	-
US Treasury Bills and Cash	-	-	-
Net change in unrealized gain (loss) on investments	(2,709,344)	(7,202,669)	(783,795)
Net realized and unrealized loss on investments	(10,125,594)	(7,202,669)	(892,151)
Net increase (decrease) in net assets resulting from operations	$(10,800,789)	$(8,274,622)	$147,412

Net investment income (loss) per share
Basic	$(0.006)	$(0.009)	$0.009
Diluted	$(0.006)	$(0.009)	$0.009
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.090)	$(0.069)	$0.001
Diluted	$(0.090)	$(0.069)	$0.001
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2020	2019	2018
Net assets at beginning of year	$33,280,329	$41,554,951	$41,407,539
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	(675,195)	(1,071,953)	1,039,563
Realized loss on investments	(7,416,250)	-	(108,356)
Net change in unrealized loss on investments	(2,709,344)	(7,202,669)	(783,795)
Net increase (decrease) in net assets resulting from operations	(10,800,789)	(8,274,622)	147,412
Total increase (decrease) in net assets	(10,800,789)	(8,274,622)	147,412
Net Assets at December 31	$22,479,540	$33,280,329	$41,554,951

Capital share activity:
Common stock
Common stock outstanding at the beginning of year	120,486,061	120,486,061	120,486,061
Common stock outstanding at the end of year	120,486,061	120,486,061	120,486,061

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(10,800,789)	$(8,274,622)	$147,412
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	(90,537)	(2,016,128)	(2,138,225)
Escrow payment on securities sold	-	-	(108,356)
U.S. Treasury Bills	-	-	(118,972,831)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	1,772,226	255,994	1,879,891
U.S. Treasury Bills	-	-	119,000,000
Net realized loss on investments	7,416,250	-	108,356
Net change in unrealized loss on investments	2,709,344	7,202,669	783,795
Increase in investments due to PIK	(21,804)	(211,102)	(188,353)
Amortization of fixed income premium or discounts	-	-	2,548
Allowance for bad debt	16,517	413,928	-
Changes in other assets and liabilities:
Due from portfolio companies	22,268	45,868	7,828
Interest receivable	(47,570)	6,283	(233,180)
Prepaid expenses	(889)	(2,169)	28,669
Tax receivable	37,500	(29,077)	298,917
Other receivable	2,689	(2,689)	-
Accrued management fees	266,983	184,560	6,296
Accounts payable	(162,243)	42,337	(29,654)
Due to affiliates	270,000	135,000	53,898
Tax expense payable	(5,407)	2,000	(31,141)
Deferred fee income	(27,152)	41,079	5,127
Accrued expenses and other liabilities	10,858	13,435	(102,833)
Net cash provided by (used in) operating activities	1,368,244	(2,192,634)	518,164

Cash flows from financing activities:
Insurance loan payable	-	-	(26,806)
Net cash used in financing activities	-	-	(26,806)

Net increase (decrease) in cash and restricted cash	1,368,244	(2,192,634)	491,358
Cash and restricted cash at beginning of year	382,986	2,575,620	2,084,262
Cash and restricted cash at end of year	$1,751,230	$382,986	$2,575,620

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$3,598	$3,528	$46,568
Income tax paid	$6,836	$8,053	$49,002

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$3,008,208	13.38%
Unsecured loan 6.33%, due 12/31/2021 (7)		$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,331,585	3,008,208	13.38%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	-	-%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	-	-%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,658,680	7.38%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	6,910,188	30.74%
Revolving Loan, 8% Cash, due 12/31/2021 (7)		$2,384,169	2,384,169	2,703,315	12.03%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,886,709	9,613,503	42.77%
Total control investments			27,486,442	14,280,391	63.53%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	5,057,932	22.50%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020 (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 9/30/2022 (2)(5)(7)(9)	Nickel Pipe, Fittings & Flanges	$6,750,000	$6,750,000	$2,227,500	9.91%
Membership Interest – Class B (5) (7)		25.97%	5,131,090	-	-%
Total			11,881,090	2,227,500	9.91%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	0.01%
Total non-control/non-affiliate investments			18,682,876	7,286,632	32.42%
Total Portfolio Investments			46,169,318	21,567,023	95.95%

Total Investments			$46,169,318	$21,567,023	95.95%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2020, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2020.
(6)	Represents an illiquid investment. At December 31, 2020, 100% of the total fair value of portfolio investments are illiquid.
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.
(9)	On September 1, 2020, the Company received notice from Performance Alloys, LLC that it was not allowed to make its monthly interest payment due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020 (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2020.

	December 31, 2020
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$21,565,823	95.94%
Canada	1,200	0.01
Total	$21,567,023	95.95%

	December 31, 2020
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$9,613,503	42.77%
Storage Company Property Management	5,057,932	22.50
Staffing	3,008,208	13.38
Nickel Pipe, Fittings and Flanges	2,227,500	9.92
Energy Services	1,658,680	7.38
Security	1,200	-
Total	$21,567,023	95.95%

See notes to financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2019

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$2,816,265	8.46%
Unsecured loan 6.33%, due 12/31/2020 (3) (7)		$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,331,585	2,816,265	8.46%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	1,266,245	3.80%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	1,266,245	3.80%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,654,677	4.97%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	5,073,470	15.24%
Revolving Loan, 8% PIK, due 12/31/2020 (3) (7)		$2,384,169	2,384,169	2,383,886	7.16%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,886,709	7,457,356	22.40%
Total control investments			27,486,442	13,194,543	39.63%

Non-control/non-affiliate investments
Capital Foundry Funding, LLC	Pittsburgh, PA
Second Lien Loan, US Prime Rate (4.25% floor) and 8.16% collateral management fee, due 4/21/2020	Financial Services	$1,000,000	1,000,000	1,000,000	3.00%
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	6,282,817	18.88%
Lone Star Brewery Development, Inc.	Houston, TX
Second Lien Loan, 12.0% cash, 2.0% PIK, due 2/13/2020 (2) (3) (5) (7)	Real Estate Development	$8,076,135	8,076,135	7,556,556	22.71%

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2019 (Continued)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% cash, due 9/30/2022 (7)	Nickel Pipe,	$6,750,000	$6,750,000	$5,317,386	15.98%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	-	-%
Total			11,881,090	5,317,386	15.98%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			27,759,011	20,157,959	60.57%
Total Portfolio Investments			55,245,453	33,352,502	100.20%

Total Investments			$55,245,453	$33,352,502	100.20%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2019, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2019.
(6)	Represents an illiquid investment. At December 31, 2019, 100% of the total fair value of portfolio investments are illiquid.
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

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

December 31, 2020

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). A goal of a BDC is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2020 tax year and will be taxed as a corporation under Subchapter C of the Code and does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. While we have sought to invest primarily in private small and lower middle-market companies in various industries through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment, we are now (with a strategic alternatives process underway and limited resources) investing only in current investments and otherwise conserving cash. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

On April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The House Hanover Investment Advisory Agreement replaced the Interim Investment Advisory Agreement. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Adivsory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 13, 2020.

Since January 1, 2018, House Hanover has acted as our investment advisor under the Interim Investment Advisory Agreement (from January 1, 2018 until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of December 31, 2020 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2020, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2019, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

December 31, 2020

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

December 31, 2020

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

December 31, 2020

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31	December 31,
	2020	2019
Cash	$1,725,700	$357,692
Restricted Cash	25,530	25,294
Total Cash and Restricted Cash	$1,751,230	$382,986

As of December 31, 2020 and December 31, 2019 restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of December 31, 2020 and December 31, 2019, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources for the years ended December 31, 2020, 2019 and 2018 was $27,152, $26,421 and $44,872, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. For the year ended December 31, 2020, $86,920 of the other income from non-investment sources resulted from the reversal of previously accrued valuation fees. However, for the year ended December 31, 2018, the Company entered into a confidential settlement agreement effective November 27, 2018 with a former vendor/provider of services in which the Company received $1,294,754 on December 4, 2018, which is included in Other Income from non-investment sources.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the years ended December 31, 2020, 2019 and 2018 PIK interest was $21,804, $211,102 and $188,353, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the years ended December 31, 2020, 2019 and 2018 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the years ended December 31, 2020 and December 31, 2019, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company for the years ended December 31, 2020 and 2019 were $64,069 and $106,727, respectively. These amounts are recoverable per the loan agreements and are invoiced to GVS and included in the account Due from portfolio companies on the Statements of Assets and Liabilities.

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), for its 2019 and 2018 taxable years. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not meet the qualifications of a RIC for the 2019 and 2018 tax years and was taxed as a corporation under the Code. The failure to qualify as a RIC, however, did not impact the 2019 tax year as the Company used net operating losses and capital losses from 2018 that it carried forward to offset taxable income. The failure to qualify as a RIC also did not impact the 2018 tax year as the Company incurred tax losses. As a result of the losses incurred for the year ended December 31, 2018, the Company intends to carry forward the net operating losses to future periods in which the Company generates taxable income to reduce its tax liability.

The Company did not meet the qualifications of a RIC for the 2020 tax year and will be taxed as a corporation under the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. Management will make a determination that is in the best interests of the Company and its stockholders.

In order to qualify as a RIC, among other things, the Company is required to distribute to its stockholders on a timely basis at least 90% of investment company taxable income, as defined by the Code, for each year. So long as the Company achieves its status as a RIC, it generally will not pay corporate-level U.S. federal and state income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned by the Company will represent obligations of the Company’s investors and will not be reflected in the financial statements of the Company. While the Company does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the years ended December 31, 2020, 2019 and 2018 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the years ended December 31, 2020, 2019 and 2018, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU provides accounting and disclosure guidance relating to the Tax Cuts and Jobs Act (the “Act”) pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. The guidance allows a company to report provisional amounts when reasonable estimates are determinable for certain income tax effects relating to the Act. These provisional amounts may give rise to new current or deferred taxes based on certain provisions within the Act, as well as adjustments to existing current or deferred taxes that existed prior to the Act’s enactment date. Adoption of ASU 2018-05 did not have a material impact on the Company's financial statements.

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

December 31, 2020

NOTE 3 – RISK FACTORS

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

COVID Risk

The Company is subject to risks associated with unforeseen events, including but not limited to, natural disasters, acts of terrorism and the emergence of pandemic or other public health emergencies, which could create economic, financial and business disruptions. Certain impacts from the COVID-19 outbreak may have a significant negative impact on the Company’s operations and performance. These circumstances may continue for an extended period of time, and may have an adverse impact on economic and market conditions. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual companies, are not known. The extent of the impact to the financial performance and the operations of the Company will depend on future developments, which are highly uncertain and cannot be predicted

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2020, 2019, and 2018.

	For the Year Ended December 31,
	2020	2019	2018
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(10,800,789)	$(8,274,622)	$147,412
Weighted average shares outstanding for year
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.090)	$(0.069)	$0.001
Diluted	$(0.090)	$(0.069)	$0.001

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2020 and 2019:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,671,435	$14,671,435
Second Lien Loans	-	-	5,235,708	5,235,708
Equity	-	-	1,659,880	1,659,880
Total Portfolio Investments	-	-	21,567,023	21,567,023
Total Investments	$-	$-	$21,567,023	$21,567,023

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$13,740,173	$13,740,173
Second Lien Loans	-	-	17,956,452	17,956,452
Unsecured Loans	-	-	-	-
Equity	-	-	1,655,877	1,655,877
Total Portfolio Investments	-	-	33,352,502	33,352,502
Total Investments	$-	$-	$33,352,502	$33,352,502

During the years ended December 31, 2020 and 2019, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2020 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Purchases of investments	-	90,537	-	-	90,537
Sales or repayment of investments	-	(1,663,690)	(21,804)	-	(1,685,494)
Payment-in-kind interest	-	-	21,804	-	21,804
Realized loss on investments	-	(7,502,982)	-	-	(7,502,982)
Change in unrealized gain (loss) on investments	931,262	(3,644,609)	-	4,003	(2,709,344)
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2020	$931,262	$(828,344)	$(2,816,265)	$4,003	$(2,709,344)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2019 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,022,163	$18,103,815	$1,102,463	$5,355,494	$38,583,935
Purchases of investments	430,000	1,586,128	-	-	2,016,128
Sales or repayment of investments	-	(241,994)	(14,000)	-	(255,994)
Payment-in-kind interest	133,169	34,572	43,361	-	211,102
Change in unrealized gain (loss) on investments	(845,159)	(1,526,069)	(1,131,824)	(3,699,617)	(7,202,669)
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2019	$(845,159)	$(1,526,069)	$(1,131,824)	$(3,699,617)	$(7,202,669)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$5,057,932	Discounted Cash Flow	Discount Rate	60.0%-70.0%(65.0%)
	9,613,503	Enterprise Value Coverage	EV / Store level EBITDAR	5.00x-5.50x(5.25x)
			Location Value	$750,000-$850,000 ($800,000)
Total	14,671,435

Second Lien Loans	3,008,208	Enterprise Value Coverage	EV / LQA Revenue Multiple	0.38x-0.43x(0.40x)
			EV / LQA EBITDA Multiple	6.00x-6.50x(6.25x)
			EV / 2021 Adjusted Revenue	0.65x-0.65x(0.65x)
	2,227,500	Black-Scholes	Time Horizon	0.00x-1.75years(0.88years)
			Volatility	57.50%-57.50%(57.50%)
Total	5,235,708

Unsecured Loans	-	Enterprise Value Coverage	EV/LQA Revenue Multiple	0.38x-0.43x(0.40x)
			EV/LQA EBITDA Multiple	6.00x-6.50x(6.25x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.38x-0.43x(0.40x)
			EV/LQA EBITDA Multiple	6.00x-6.50x(6.25x)
			EV / 2021 Adjusted Revenue	0.65x-0.65x (0.65x)
			EV / STORE LEVEL EBITDAR	5.00x-5.50x(5.25x)
			Location Value	$750,000-$850,000 ($800,000)
	1,658,680	Appraisal Value Coverage	Cost Approach	$1,296,000-$1,584,000 ($1,440,000)
			Sales Comparison Approach	$1,296,000-$1,584,000 ($1,440,000)
		Black-Scholes	Time Horizon	0.00-1.75 years(0.88years)
			Volatility	57.50%-57.50%(57.50%)
Total	1,658,680
Total Level 3 Investments	$21,565,823

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2020.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

As of December 31, 2020 and December 31, 2019, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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

December 31, 2020

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

NOTE 6 – INCOME TAX

The Company is currently taxable as a C corporation and subject to federal and state corporate income taxes. The Company recorded a provision as follows:

	2020	2019	2018
Current expense (benefit)	$1,816	$(19,024)	$17,861
Deferred expense (benefit)	-	-	-
Total expense (benefit)	$1,816	$(19,024)	$17,861

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

The components of deferred tax assets and liabilities at December 31, 2020, 2019 and 2018 were as follows:

Deferred tax assets:	2020	2019	2018
Net operating loss carryforward	$396,954	$372,913	$113,837
Net capital loss carryforwards	2,665,878	1,111,365	1,569,792
Other	294,142	177,906	-
Basis differences in investments	3,649,990	3,113,564	3,504,134
Total gross deferred tax assets	7,006,963	4,775,748	5,187,763
Less: Valuation allowance	(7,006,963)	(4,775,748)	(5,187,763)
Net deferred tax assets	$-	$-	$-

As of December 31, 2020 and 2019, the total amount of federal net operating loss carryforwards was approximately $1,890,256 and $1,775,776, respectively. The federal net operating loss carryforwards in the amount of $741,630 will expire in 2037. The federal net operating loss carryforwards in the amount of $1,148,627 will not expire, but can only be used to offset 80% of taxable income. As of December 31, 2020 and 2019, the total amount of federal capital loss carryforwards was approximately $12,694,655 and $5,292,216, respectively. The federal capital loss carryforwards in the amount of $5,186,887, $4,785, and $7,502,983 will expire in 2021, 2023, and 2025, respectively.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management believes that the likelihood of realizing the benefits of these deductible differences at December 31, 2020, does not meet the “more likely than not threshold” as defined in ASC 740 – Income Taxes and thus management has recorded a full valuation allowance.

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

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

	2020	2019	2018
Federal statutory tax rate	21.00%	21.00%	21.00%
Federal payable true up	-	0.23	7.00
State tax, net of federal tax benefit	-	-	3.80
Permanent items	0.01	0.06	-
Deferred true-up	(0.35)	(13.11)	-
Rate change	-	(13.04)	(37.80)
Increase in valuation allowance	(20.66)	8.05	19.10
Other	-	(2.96)	(2.30)
Effective tax rate	-%	0.23%	10.80%

The Company did not meet the qualifications of a RIC for the 2020 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdictions as U.S. federal and Massachusetts. For the years ended December 31, 2020, 2019, and 2018, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through the present. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. A key provision of the Act was the reduction in the corporate tax rate to 21% for tax years beginning January 1, 2018. The Company has re-measured its deferred tax assets and liabilities and this re-measurement will be offset by a change in the valuation allowance during the corresponding period.

NOTE 7 – RELATED PARTY TRANSACTIONS

House Hanover Investment Advisory Agreement

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

December 31, 2020

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

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2020, 2019 and 2018 were $266,984, $364,135 and $402,750, respectively. As of December 31, 2020, and 2019, management fees of $552,121 and $285,138, respectively were payable to House Hanover.

Incentive Fee

The Company is not obligated to pay House Hanover an incentive fee.

Payment of Expenses

House Hanover bears all compensation expense (including health insurance, pension benefits, payroll taxes and other compensation related matters) of its employees and bears the costs of any salaries or directors’ fees of any officers or directors of the Company who are affiliated persons (as defined in the 1940 Act) of House Hanover. However, House Hanover, subject to approval by the Board of the Company, is entitled to reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company. During the term of the House Hanover Investment Advisory Agreement, House Hanover will also bear all of its costs and expenses for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of its obligations under the House Hanover Investment Advisory Agreement.

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

December 31, 2020

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 13, 2020.

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

December 31, 2020

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

Administration fees were $270,000, $270,000 and $264,000 for the years ended December 31, 2020, 2019 and 2018, respectively, and sub-administration fees were $126,324, $137,500 and $150,000 for the years ended December 31, 2020, 2019 and 2018, respectively, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2020, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 8 – FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per Share Data (1):
Net asset value at beginning of period	$0.276	$0.345	$0.344	$0.365	$0.400
Net investment income (loss)	(0.005)	(0.009)	0.009	0.008	(0.004)
Change in unrealized gain (loss)	(0.022)	(0.060)	(0.007)	(0.035)	(0.019)
Realized gain (loss)	(0.062)	-	(0.001)	0.006	(0.012)
Net asset value at end of period	$0.187	$0.276	$0.345	$0.344	$0.365
Total return based on net asset value (2)	(32.60)%	(20.0)%	0.3%	(5.8)%	(8.8)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$22,479,540	$33,280,329	$41,554,951	$41,407,539	$43,985,319
Average net assets	$25,276,013	$38,504,249	$41,416,562	$42,634,685	$46,991,446
Total operating expenses to average net assets	6.2%	5.8%	5.4%	3.8%	5.8%
Net operating expenses to average net assets (3)	6.2%	5.8%	5.4%	3.3%	5.8%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	5.2%	4.9%	4.3%	2.8%	4.3
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	5.2%	4.9%	4.3%	3.2%	4.3

Net investment income (loss) to average net assets	(2.7)%	(2.8)%	2.5%	2.4%	(1.1)%
Net investment income (loss) to average net assets, excluding management fee waiver	(2.7)%	(2.8)%	2.5%	1.9%	(1.1)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(3.0)%	(2.8)%	2.5%	0.1%	(1.1)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver	(3.0)%	(2.8)%	2.5%	(0.4)%	(1.1)%

Net increase (decrease) in net assets resulting from operations to average net assets	(42.7)%	(21.5)%	0.4%	(6.0)%	(9.0)%
Portfolio Turnover	0.4%	0.7%	0.5%	7.0%	1.1%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of December 31, 2020. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On June 2, 2015, the Company entered into a Lease Guaranty Agreement to guaranty a portion of a lease entered into by Rockfish Seafood Grill, Inc. The Company’s guaranty is limited to the total tenant improvement allowance and the total amount of commissions that the landlord provided in connection with the lease. The total guaranteed amount by the Company is approximately $292,701 and reduces proportionally after each of the first sixty months of the lease, which commenced in November 2015, so long as no uncured event of default exists. As of December 31, 2020, the guaranteed amount was reduced to $0, and there are no further guaranteed amounts.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Other than the Great Value Storage Litigation described below, the Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Great Value Storage Litigation

On March 14, 2019, we filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC (“World Class”), and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. On January 22, 2021 the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against GVS and World Class. On March 4, 2021, the Final Judgment Order was entered awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. The Company has not received financial statements from GVS since August 2018. Because of the inherent uncertainty of litigation, the fair market value of our investment in GVS may be materially lower than the value included in our financial statements.

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

The Company has determined that Rockfish Seafood Grill, Inc., a majority owned or control investment, was considered a significant subsidiary at the 20% level at December 31, 2020 as prescribed under Rule 3-09 of Regulation S-X. The Company has included the audited financial statements of Rockfish Seafood Grill, Inc. for the year ended December 30, 2020. See “Item 15. Exhibits And Financial Statement Schedules.”

Due to economic events surrounding the COVID-19 virus, its impact on the economy and specifically the restaurant industry, Rockfish Seafood Grill, Inc. was unable to complete its audit for the fiscal year ended December 25, 2019 without unreasonable effort and expense. Summarized financial information was previously disclosed in the Company’s 2019 Form 10-K filed on March 30, 2020. The audited financial statements of Rockfish Seafood Grill, Inc., for the year ended December 26, 2018, were previously disclosed in the Company’s 2018 Form 10-K filed on April 16, 2019.

The Company has determined that Integrated Medical Partners, LLC and Advantis Certified Staffing Solutions, Inc., two of its majority owned or control investments, were considered significant subsidiaries at the 10% level at December 31, 2020 as prescribed under Rule 4-08(g) of Regulation S-X.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

The following tables show the summarized financial information for Integrated Medical Partners, LLC. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

Integrated Medical Partners, LLC

	As of December 31, 2020	As of December 31, 2019
Balance Sheet
Current Assets	$632	$907
Noncurrent Assets	67	71
Current Liabilities	5,149	5,116
Noncurrent Liabilities	680	-

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Income Statement
Net Revenue (Loss)	$3,626	$7,359	$11,440
Gross Profit (Loss)	(522)	139	(348)
Net Income (Loss)	(993)	(450)	(915)

Advantis Certified Staffing Solutions, Inc.

	As of December 31, 2020	As of December 31, 2019
Balance Sheet
Current Assets	$2,841	$2,133
Noncurrent Assets	-	-
Current Liabilities	11,748	9,531
Noncurrent Liabilities	1,200	4,500

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Income Statement
Net Revenue (Loss)	$6,935	$12,967	$13,090
Gross Profit	1,873	3,764	3,246
Net Income (Loss)	1,790	(2,410)	(885)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 11 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

Total Investment Income	$175,467	$265,782	$229,598	$234,096
Total Operating Expenses	400,173	365,936	420,996	391,217
Income tax expense	(5,191)	1,750	3,206	2,051
Net Investment Income (Loss)	(219,515)	(101,904)	(194,604)	(159,172)

Net Realized Loss on Investments	(7,416,250)	-	-	-
Net Change in Unrealized Appreciation/(Depreciation)	8,713,799	429,691	(4,287,622)	(7,565,212)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,078,034	$327,787	$(4,482,226)	$(7,724,384)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.009)	$0.003	$(0.037)	$(0.064)
Diluted	$(0.009)	$0.003	$(0.037)	$(0.064)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

Total Investment Income	$269,779	$262,624	$325,251	$287,612
Total Operating Expenses	790,121	385,806	526,494	533,822
Income tax expense (benefit)	1,345	1,425	(23,169)	1,375
Net Investment Loss	(521,687)	(124,607)	(178,074)	(247,585)

Net Realized Gain/(Loss) on Investments	-	-	-	-
Net Change in Unrealized Depreciation	(544,847)	(2,691,673)	(3,795,698)	(170,451)
Net Decrease in Net Assets Resulting from Operations	$(1,066,534)	$(2,816,280)	$(3,973,772)	$(418,036)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.009)	$(0.023)	$(0.033)	$(0.003)
Diluted	$(0.009)	$(0.023)	$(0.033)	$(0.003)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

Total Investment Income	$1,808,087	$555,013	$485,043	$428,382
Total Operating Expenses	504,672	693,668	536,359	484,402
Income tax expense	1,250	1,250	2,598	12,763
Net Investment Income (Loss)	1,302,165	(139,905)	(53,914)	(68,783)

Net Realized Loss on Investments	-	(108,356)	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(1,198,368)	129,814	389,341	(104,582)
Net Increase (Decrease) in Net Assets Resulting from Operations	$103,797	$(118,447)	$335,427	$(173,365)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$0.001	$(0.001)	$0.003	$(0.001)
Diluted	$0.001	$(0.001)	$0.003	$(0.001)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

NOTE 12 – SUBSEQUENT EVENTS

Portfolio Activity

On March 4, 2021, the Final Judgment Order was entered, after the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against Great Value Storage, LLC and World Class Capital Group, LLC, awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. (See Note 9)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2019 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2020.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at December 31 2020	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2019	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at December 31, 2020
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,816,265	$-	$-	-	$191,943	$3,008,208
Unsecured loan Consolidated BL Note 6.33% due 12/31/2021	$1,381,586	88,038	-	21,804	(21,804)	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	1,266,245	-	-	-	(1,266,245)	-
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,654,677	-	-	-	4,003	1,658,680
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	5,073,470	-	-	-	1,836,718	6,910,188
Revolving Loan, 8% Cash, due 12/31/2021	$2,384,169	101,469	2,383,886	-	-	-	319,429	2,703,315
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$189,507	$13,194,543	$21,804	$(21,804)	$-	$1,085,848	$14,280,391

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2018 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2019.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at December 31 2019	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2018	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at December 31, 2019
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,457,887	$-	$-	-	$(2,457,887)	$-
Unsecured loan 5%, due 12/31/2019	$-	30,412	652,277	-	-	(813,225)	160,948	-
Unsecured loan 5%, due 12/31/2019	$-	3,366	72,188	-	-	(90,000)	17,812	-
Unsecured loan 8%, due 12/31/2019	$-	8,975	124,115	-	-	(150,000)	25,885	-
Unsecured loan 8%, due 12/31/2019	$-	6,582	91,017	-	-	(110,000)	18,983	-
Unsecured loan 10.75%, due 12/31/2019	$-	14,071	148,866	-	-	(175,000)	26,134	-
Unsecured loan Consolidated BL Note 6.33% due 12/31/2020 (2)	$1,381,586	21,994	-	-	-	1,381,586	1,434,679	2,816,265
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	125,900	1,029,756	620,700	(241,994)	-	(142,217)	1,266,245
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	997,272	-	-	-	(997,272)	-
Preferred Membership – Class B units (3)	760	-	42,611	-	-	-	(42,611)	-
Common Units (3)	14,082	-	6,723	-	-	-	(6,723)	-
PCC SBH Sub, Inc.
Unsecured loan, 12% Cash, due 12/31/2019	$-	1,082	14,000	-	(14,000)	-	-	-
Common Stock (3)	100	-	1,925,722	-	-	-	(271,045)	1,654,677
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,689,793	-	-	-	(1,616,323)	5,073,470
Revolving Loan, 8% PIK, due 12/31/2020 (2)	$2,384,169	169,811	1,465,452	563,169	-	-	355,265	2,383,886
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$382,193	$15,717,679	$1,227,230	$(255,994)	$-	$(3,494,372)	$13,194,543

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

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

Name	Age	Position	Director Since	Term Expires

Interested Directors
Mark S. DiSalvo	66	Interim Chief Executive Officer, Interim President, and Director	2016	2021

Independent Directors
Darren Stainrod	56	Chairman of the Board of Directors	2016	2021
Greg Bennett	48	Director	2016	2021
Martin Laidlaw	64	Director	2016	2021

Executive Officers
Gregory J. Cannella	46	Chief Financial Officer, Secretary, and Treasurer

Mark S. DiSalvo, 66, serves as our Interim Chief Executive Officer and Interim President. He was originally elected to the Company’s Board on June 9, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2020 Annual Meeting on December 18, 2020. He is the President and CEO of Sema4, Inc., a leading global professional services provider of private equity funds-under-management. He has been a senior executive and entrepreneur at international companies such as Euromoney Institutional Investor and Fairfield Whitney, and was founder of Hall, Berwick and DiSalvo where he provided funding and management advisory services to zero and first stage entities prior to founding Sema4. He has extensive experience in private equity, entrepreneurial management, and emerging market strategy, particularly as to underserved markets and economic development. A frequent speaker at worldwide industry conferences, he is a charter member of the Inner City Economic Forum. Mr. DiSalvo was educated at the University of Massachusetts with degrees in Political Studies and Economics and has earned the professional designations CPC and CTA. He is a long-time lecturer at the Johnson School of Business at Cornell University and the Kellogg School of Business at Northwestern University in their full-time MBA programs where he contributes case studies in private equity, emerging market economics and cross-border M&A. We believe Mr. DiSalvo’s broad experience with private equity funds and early stage growth companies makes him a well-qualified member of our Board.

Darren Stainrod, 56, serves as the Chairman of the Company’s Board and was originally elected to the Company’s Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2020 Annual Meeting on December 18, 2020. Mr. Stainrod is a Principal of Marbury Fund Services (Cayman) Limited (“Marbury”), a fiduciary services company focused on the alternative investment industry and licensed by the Cayman Islands Monetary Authority. He is registered as a director with the Authority pursuant to the Directors Licensing and Registration Law, 2014. Prior to joining Marbury, Mr. Stainrod was a Principal at HighWater Limited in Cayman for almost 3 years where he provided professional director services to hedge funds, fund of funds and private equity vehicles. Before becoming a professional director in May 2013, Mr. Stainrod spent 17 years at UBS where he was a Managing Director and the Global Head of UBS Alternative Fund Services. At UBS he had responsibility for the overall management and development of the global hedge fund administration business in seven countries with more than 300 staff servicing alternative investment funds with over $200 billion in assets under administration. Before joining UBS, he worked for three years with Coopers & Lybrand in Cayman and four years with Deloitte in the UK. Mr. Stainrod holds a BA (Hons) in Politics from the University of Reading in the UK. He is a member of the Institute of Chartered Accountants in England and Wales and the Cayman Islands Institute of Professional Accountants. He is a past Chairman of the Cayman Islands Fund Administrators Association and is the current Treasurer of AIMA Cayman Chapter. Mr. Stainrod brings to the Board extensive experience as a director of hedge funds, fund of funds and private equity funds as well as considerable experience in the investment fund industry, all of which provide our Board with valuable insight. Mr. Stainrod serves as chairman of the Company’s Nominating and Corporate Governance Committee and he is a member of the Company’s Audit Committee and the Company’s Valuation Committee.

Martin Laidlaw, 64, who was originally elected by the Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2020 Annual Meeting on December 18, 2020, provides Director Services in and from the Cayman Islands. Martin has over 30 years of experience in the offshore financial industry and has an extensive range of experience with all forms of investment fund products and has held numerous directorship positions for a wide variety of offshore fund vehicles. Previously, Mr. Laidlaw was a Director of a Premier Fiduciary Services Company providing Directorship services. He was also a former Managing Director of a Fund Administration entity. Martin was previously employed by CIBC Bank and Trust Company (Cayman) Limited from 1989 through 2009. He was appointed Director and Head of Fund Services and was responsible for leading the fund services team and developing new business and client relationships. Prior to his years at CIBC, he was employed with KPMG, Cayman Islands where he led various financial services audits. He was a founding member, Director and Treasurer of the Cayman Islands Fund Administrators Association. Martin graduated from Edinburgh University in Scotland with a Bachelor of Commerce Degree. He was admitted as a Member of the Institute of Chartered Accountants of Scotland in February, 1984 and continues to maintain his qualification. Mr. Laidlaw’s extensive experience in the financial industry, including his financial and accounting background, and his experience as a director of various offshore fund vehicles makes him well qualified to serve on our Board. Mr. Laidlaw serves as chairman of the Company’s Audit Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Valuation Committee.

Greg Bennett, 48, who was originally elected to the Company’s Board on June 9, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2020 Annual Meeting on December 18, 2020, is the co-founder of Danesmead Partners. Mr. Bennett has more than twenty years of experience in financial services having started his professional career with Coopers & Lybrand in Canada in 1996. From 2011 through 2014, prior to co-founding Danesmead Partners, Mr. Bennett was a Director of The Harbour Trust Co. Ltd., where he provided fiduciary services to their clients, including serving as an independent hedge fund director. In 2004 Mr. Bennett joined Butterfield Fund Services (Cayman) Limited as head of client relationship management and he became a Director of that firm in 2005. In 2008 he was promoted to Managing Director where he had responsibility for all aspects of the business, including managing over 75 staff responsible for providing full fund administration services to a wide range of hedge fund clients with in excess of $30 billion in assets under management. In 2010 Mr. Bennett established the Cayman office of HedgeServ and held the position of Managing Director. Mr. Bennett graduated with a Bachelor of Commerce from the University of Alberta in Canada in 1995. He is a Chartered Accountant (Canada), a Certified Public Accountant (US), and a CFA Charterholder. Mr. Bennett is also a past Director of Hedge Funds Care Cayman, past Deputy Chairman of the Cayman Islands Fund Administrators Association, past Treasurer of AIMA Cayman and a past President of the CFA Society of the Cayman Islands. Mr. Bennett’s considerable experience in the financial services industry and as a director of various hedge funds and his accounting background make him well qualified to serve on our Board. Mr. Bennett serves as chairman of the Company’s Valuation Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Audit Committee.

Gregory J. Cannella, 46, has served as our Chief Financial Officer, Treasurer and Secretary since March 13, 2015. Mr. Cannella resigned as Chief Financial Officer, Treasurer and Secretary of the Company at the 2016 Annual Meeting and was subsequently re-elected the following day. Mr. Cannella is responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to this, Mr. Cannella was the Chief Financial Officer of Capital Point Partners, a private equity group that focused on mezzanine lending to small and middle market private companies, where he was responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to working at Capital Point Partners, Mr. Cannella was an Asset Manager at First Commonwealth Holdings Corp., a wealth management firm in Houston, Texas where he was responsible for managing various commercial and multi-family residential real estate investment funds as well as oversight of accounting functions and reporting for the funds. Mr. Cannella received a B.B.A. in Management from Stephen F. Austin State University and an M.B.A. with honors in Accounting and Finance from the University of Houston. He is a Certified Public Accountant in the State of Texas.

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

Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during the fiscal year ended December 31, 2020 all Section 16(a) filing requirements applicable to the executive officers, directors and greater than 10% beneficial owners were timely satisfied.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Audit Committee

The members of the audit committee are Messrs. Laidlaw, Stainrod, and Bennett each of whom meets the independence standards established by the SEC and the NASDAQ (the “NASDAQ”) for audit committees and is independent for purposes of the 1940 Act. Mr. Laidlaw serves as chairman of the audit committee. Our Board has determined that Mr. Laidlaw is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Board has adopted a charter of the audit committee, which is available in print to any stockholder who requests it and it is also available on the Company’s website at www.princetoncapitalcorp.com. The audit committee met four times and took action by written consent on one occasion during the year ended December 31, 2020. Each member attended 100% of the audit committee meetings that were held while the director was a member of the audit committee in 2020.

The audit committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee is also responsible for aiding our Board in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and audit committee utilizes the services of an independent valuation firm to help them determine the fair value of these securities. Given that the audit committee is comprised of all the independent directors on the Board, the audit committee may also be tasked with special investigations into director and/or officer conduct, conflicts of interest, or other claims impacting the Company.

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

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2020. No compensation is paid by us to any interested director or executive officer of the Company.

Name	Aggregate Compensation from Princeton Capital Corporation	Pension or Retirement Benefits Accrued as Part of Company Expenses(1)	Total Compensation from Princeton Capital Corporation
Interested Directors:
Mark S. DiSalvo	None	None	None
Independent Directors:
Greg Bennett	$50,000	None	$50,000
Martin Laidlaw	$50,000	None	$50,000
Darren Stainrod	$50,000	None	$50,000

(1)	We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2021, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of the Company’s common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 26, 2021 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 120,486,061 shares of the Company’s common stock outstanding as of March 26, 2021.

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

The Company’s directors are divided into two groups - interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act and the NASDAQ (“NASDAQ”) Stock Market Rules, as the Over the Counter Pink Market (“OTCPK”) exchange where the Company trades, does not establish director independence standards.

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Mark S. DiSalvo(3)	115,484,327	95.85%

Independent Directors
Greg Bennett	0	*
Martin Laidlaw	0	*
Darren Stainrod	0	*

Executive Officers
Mark S. DiSalvo(3)	115,484,327	95.85%
Gregory J. Cannella	0	*

Executive officers and directors as a group	115,484,327	95.85%

Greater than 5% Holders
Capital Point Partners, LP (4)	104,562,000	86.78%
Capital Point Partners II, LP(4)	10,922,327	9.07%

*	Indicates less than 1%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.

(2)	Based on a total of 120,486,061 shares of our common stock issued and outstanding on March 26, 2021.
(3)	Mr. DiSalvo, by virtue of his ownership of all of the outstanding stock of Sema4, Inc., the general partner of Capital Point Partners, LP (“CPP”) and Capital Point Partners II, LP (“CPP II”), may be deemed to be the beneficial owner of the 104,562,000 shares of the Company’s common stock owned by CPP and the 10,922,327 shares of the Company’s common stock owned by CPP II. Mr. DiSalvo and Sema4, Inc. each disclaims beneficial ownership of any shares held by CPP and CPP II, except to the extent of their pecuniary interest therein. The address of Sema4, Inc., CPP and CPP II is 800 Turnpike Street, Suite 300, North Andover, MA 01854.
(4)	This information is based on information included in the Schedule 13D filed with the SEC.

The following table sets forth as of March 26, 2021, the dollar range of our securities owned by our directors and executive officers. The Company is not part of a “family of investment companies,” as that term is defined in Schedule 14A.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)	Aggregate Dollar Range of Equity Securities in All Funds Overseen or to be Overseen by Director or Nominee in Family of Investment Companies
Interested Director:
Mark S. DiSalvo	Over $100,000	n/a

Independent Directors:
Greg Bennett	None	n/a
Martin Laidlaw	None	n/a
Darren Stainrod	None	n/a

Executive Officers:
Mark S. DiSalvo	Over $100,000	n/a
Gregory J. Cannella	None	n/a

(1)	The dollar range of the equity securities beneficially owned is based on the closing price per share of the Company’s common stock of $0.14 on March 26, 2021 on the OTCPK.
(2)	The dollar ranges of equity securities beneficially owned are: none; $1–$10,000; $10,001–$50,000; $50,001–$100,000; and over $100,000.

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

As disclosed in various filings with the SEC, House Hanover has served as the Company’s investment advisor since January 1, 2018 under an Interim Investment Advisory Agreement that took effect on January 1, 2018 and terminated on May 30, 2018 (the “Interim Investment Advisory Agreement”) and an Investment Advisory Agreement that took effect on May 31, 2018 (the “Investment Advisory Agreement”). The Investment Advisory Agreement was approved by the Company’s stockholder at the 2018 Annual Meeting of Stockholders. The value of the Interim Investment Advisory Agreement and the Investment Advisory Agreement was determined based on a management fee. The amount of management fees accrued to House Hanover for the fiscal year ended December 31, 2020, under the Investment Advisory Agreement were $266,984. In addition to compensation based on a management fee, the Investment Advisory Agreement also provides for, subject to approval by the Board of Directors, reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company (“Administration Expenses”). The amount of administration expenses accrued for House Hanover for the fiscal year ended December 31, 2020 under the Investment Advisory Agreement was $270,000. House Hanover is controlled by Mr. DiSalvo.

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

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Independent Registered Public Accounting Firm

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal year ended December 31, 2020)

The following aggregate fees by WithumSmith, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2020, were billed to the Company for work attributable to audit, tax and other services.

WithumSmith Fiscal Year Ended December 31, 2020
Audit Fees	$197,550
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees:	$197,550

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

In the fiscal year 2020, the percentage of services designated for Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees that were approved by the audit committee were 100%, 0%, 0%, and 0%, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger between Regal One Corporation and Princeton Capital Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.4	Second Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on February 27, 2018).
3.5	Third Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2020).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.1	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.2	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	Dividend Reinvestment Plan (Incorporated by reference from Exhibit 10.4 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.6	Investment Advisory Agreement between Registrant and House Hanover, LLC (Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on May 31, 2018)
14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the year ended December 30,2020.
99.2	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the years ended December 26, 2018 and December 27, 2017 (Incorporated by reference from Exhibit 99.1 of Registrant’s Annual Report on Form 10-K, filed on April 16, 2019).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark S. DiSalvo	Interim Chief Executive Officer and Director,	March 31, 2021
Mark S. DiSalvo	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	March 31, 2021
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Darren Stainrod	Director	March 31, 2021
Darren Stainrod

/s/ Martin Laidlaw	Director	March 31, 2021
Martin Laidlaw

/s/ Greg Bennett	Director	March 31, 2021
Greg Bennett