Form 10-Q
period 2021-03-31
PRINCETON CAPITAL CORP
filed 2021-05-14
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 14, 2021 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021 (unaudited)	December 31, 2020

ASSETS
Control investments at fair value (cost of $27,486,442 and $27,486,442, respectively)	$16,396,902	$14,280,391
Non-control/non-affiliate investments at fair value (cost of $18,682,876 and $18,682,876, respectively)	9,580,173	7,286,632
Total investments at fair value (cost of $46,169,318 and $46,169,318, respectively)	25,977,075	21,567,023
Cash	1,343,733	1,725,700
Restricted cash	25,546	25,530
Due from portfolio companies	215,718	199,865
Interest receivable, net of allowance for bad debt of $430,445 and $430,445, respectively	114,375	114,740
Taxes receivable	1,250	7,250
Prepaid expenses	153,628	26,610
Total assets	27,831,325	23,666,718

LIABILITIES
Accrued management fees	603,215	552,121
Accounts payable	56,011	89,461
Due to affiliates	540,000	472,500
Tax expense payable	1,593	1,593
Deferred fee income	36,123	42,056
Accrued expenses and other liabilities	8,119	29,447
Total liabilities	1,245,061	1,187,178

Net assets	$26,586,264	$22,479,540

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at March 31, 2021 and December 31, 2020)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(8,161,872)	(8,161,872)
Distributions in excess of net investment income	(10,048,991)	(9,745,663)
Accumulated unrealized loss on investments	(20,192,243)	(24,602,295)
Total net assets	$26,586,264	$22,479,540
Net asset value per share	$0.221	$0.187

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$-	$203,032
Interest income from control investments	71,195	-
Interest income paid-in-kind from control investments	-	21,804
Other income from non-control/non-affiliate investments	5,933	9,025
Other income from non-investment sources	35	235
Total investment income	77,163	234,096

OPERATING EXPENSES
Management fees	51,094	83,453
Administration fees	99,412	98,750
Audit fees	70,452	51,500
Tax preparation fees	-	470
Legal fees	19,684	32,317
Valuation fees	33,000	42,000
Directors’ fees	37,500	37,500
Insurance expense	37,105	24,171
Interest expense	188	-
Other general and administrative expenses	32,056	21,056
Total operating expenses	380,491	391,217

Net investment loss before tax	(303,328)	(157,121)
Income tax expense	-	2,051
Net investment loss after taxes	(303,328)	(159,172)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	2,293,541	(3,038,470)
Control investments	2,116,511	(4,526,742)
Net change in unrealized gain (loss) on investments	4,410,052	(7,565,212)
Net increase (decrease) in net assets resulting from operations	$4,106,724	$(7,724,384)

Net investment loss per share
Basic	$(0.003)	$(0.001)
Diluted	$(0.003)	$(0.001)
Net increase (decrease) in net assets resulting from operations per share
Basic	$0.034	$(0.064)
Diluted	$0.034	$(0.064)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net assets at beginning of year	$22,479,540	$33,280,329

Increase/(decrease) in net assets resulting from operations:
Net investment loss	$(303,328)	$(159,172)
Net change in unrealized gain/(loss) on investments	4,410,052	(7,565,212)
Net increase/(decrease) in net assets resulting from operations	4,106,724	(7,724,384)

Total increase/(decrease) in net assets	4,106,724	(7,724,384)
Net assets at end of period	$26,586,264	$25,555,945

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,106,724	$(7,724,384)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments in:
Portfolio investments	-	(90,537)
Net change in unrealized (gain)/loss on investments	(4,410,052)	7,565,212
Increase in investments due to PIK	-	(21,804)
Changes in other assets and liabilities:
Due from portfolio companies	(15,853)	(27,389)
Interest receivable	365	(1,875)
Prepaid expenses	(127,018)	(117,327)
Taxes receivable	6,000	4,077
Other receivable	-	2,689
Accrued management fees	51,094	83,453
Accounts payable	(33,450)	(28,967)
Due to affiliates	67,500	68,567
Tax expense payable	-	2,051
Deferred fee income	(5,933)	(9,026)
Accrued expenses and other liabilities	(21,328)	115,204
Net cash used in operating activities	(381,951)	(180,056)

Net decrease in cash and restricted cash	(381,951)	(180,056)
Cash and restricted cash at beginning of period	1,751,230	382,986
Cash and restricted cash at end of period	$1,369,279	$202,930

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$188	$-
Income tax paid	$-	$-

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2021

(Unaudited)

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2)(5) (7)	Staffing	$4,500,000	$4,500,000	$2,972,352	11.18%
Unsecured loan 6.33%, due 12/31/2021 (7)		$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Total			6,331,585	2,972,352	11.18%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	-	-%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	-	-%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,696,463	6.38%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	9,065,085	34.10%
Revolving Loan, 8% Cash, due 12/31/2021(7)		$2,384,169	2,384,169	2,663,002	10.02%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			4,149,596	-	-%
Total control investments			27,486,442	16,396,902	61.68%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	5,933,973	22.32%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2021

(Unaudited) (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10.0% cash, due 9/30/2022 (2)(5)(7)(9)	Nickel Pipe,	$6,750,000	$6,750,000	$3,645,000	13.71%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	-	-%
Total			11,881,090	3,645,000	13.71%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			18,682,876	9,580,173	36.03%
Total Portfolio Investments			46,169,318	25,977,075	97.71%

Total Investments			$46,169,318	$25,977,075	97.71%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of March 31, 2021, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of March 31, 2021.

(6)	Represents an illiquid investment. At March 31, 2021, 100% of the total fair value of portfolio investments are illiquid.

(7)	Represents an investment valued using significant unobservable inputs.

(8)	On March 4,2021, the Company received a Final Judgment Order against Great Value Storage, LLC and World Class Capital Group, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2021

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of March 31, 2021.

	March 31, 2021
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$25,975,875	97.70%
Canada	1,200	0.01
Total	$25,977,075	97.71%

	March 31, 2021
Industry	Investments at Fair Value	Percentage of Net Assets

Nickel Pipe, Fittings and Flanges	$3,645,000	13.71%
Casual Dining	11,728,087	44.12
Storage Company Property Management	5,933,973	22.32
Staffing	2,972,352	11.18
Energy Services	1,696,463	6.38
Security	1,200	0.00
Total	$25,977,075	97.71%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020

Investments	Headquarters / Industry	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$3,008,208	13.38%
Unsecured loan 6.33%, due 12/31/2021 (7)		$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,331,585	3,008,208	13.38%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business services	1,516,144	1,516,144	-	-
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	-	-%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,658,680	7.38%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	6,910,188	30.74%
Revolving Loan, 8% Cash, due 12/31/2021 (7)		$2,384,169	2,384,169	2,703,315	12.03%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,886,709	9,613,503	42.77%
Total control investments			27,486,442	14,280,391	63.53%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage CompanyProperty Management	$6,800,586	6,800,586	5,057,932	22.50%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020

(Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 9/30/2022 (2)(5)(7)(9)	Nickel Pipe,	$6,750,000	$6,750,000	$2,227,500	9.91%
Membership Interest – Class B (5) (7)	Fittings & Flanges	25.97%	5,131,090	-	-%
Total			11,881,090	2,227,500	9.91%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments			18,682,876	7,286,632	32.42%
Total Portfolio Investments			46,169,318	21,567,023	95.95%

Total Investments			$46,169,318	$21,567,023	95.95%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2020, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2020.
(6)	Represents an illiquid investment. At December 31, 2020, 100% of the total fair value of portfolio investments are illiquid.
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.
(9)	On September 1, 2020, the Company received notice from Performance Alloys, LLC that it was not allowed to make its monthly interest payment due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020

(Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2020.

	December 31, 2020
	Investments at Fair Value	Percentage of Net Assets
Geography
United States	$21,565,823	95.94%
Canada	1,200	0.01
Total	$21,567,023	95.95%

	December 31, 2020
	Investments at Fair Value	Percentage of Net Assets
Industry
Casual Dining	$9,613,503	42.77%
Storage Company Property Management	5,057,932	22.50
Staffing	3,008,208	13.38
Nickel Pipe, Fittings and Flanges	2,227,500	9.92
Energy Services	1,658,680	7.38
Security	1,200	-
Total	$21,567,023	95.95%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

On April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The House Hanover Investment Advisory Agreement replaced the Interim Investment Advisory Agreement. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 14, 2021.

Since January 1, 2018, House Hanover has acted as our investment advisor under the Interim Investment Advisory Agreement (from January 1, 2018 until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of March 31, 2021 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services - Investment Companies, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three months ended March 31, 2021 may not be indicative of the results ultimately achieved for the year ended December 31, 2021 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2021, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2020, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

March 31, 2021

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

March 31, 2021

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

March 31, 2021

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31,	December 31,
	2021	2020
Cash	$1,343,733	$1,725,700
Restricted Cash	25,546	25,530
Total Cash and Restricted Cash	$1,369,279	$1,751,230

As of March 31, 2021 and December 31, 2020 restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of March 31, 2021 and December 31, 2020, the Company did not purchase any U.S. Treasury Bills.

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

March 31, 2021

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $5,933 and $9,025 for the three months ended March 31, 2021, and 2020, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $35 and $235 for the three months ended March 31, 2021 and 2020, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three months ended March 31, 2021 and 2020, PIK interest was $0 and $21,804, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three months ended March 31, 2021 and 2020, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company for the three months ended March 31, 2021 and 2020 were $14,423 and $2,380, respectively. These amounts are recoverable per the loan agreements and are invoiced to GVS and included in the account Due from portfolio companies on the Statements of Assets and Liabilities.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The Company did not meet the qualifications of a RIC for the 2020 tax year and will be taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). The failure to qualify as a RIC, however, did not impact the 2020 tax year as the Company had net operating losses and no realized gains in the tax year. Further, the Company has net operating losses and capital losses from prior years it can carry forward to offset taxable income.

The Company does not expect to meet the qualifications of a RIC for the 2021 tax year and is likely to be taxed as a corporation under Subchapter C of the Code. However, in the event that the Company does meet the qualifications of a RIC for the 2021 tax year, it may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC for the 2021 tax year due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three months ended March 31, 2021 and 2020, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three months ended March 31, 2021 and 2020, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

March 31, 2021

(Unaudited)

Recent Accounting Pronouncements

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

In May 2020, the SEC adopted rule amendments that will impact the requirements of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, The adoption resulted in more portfolio companies meeting the significant subsidiary definition under the Final Rules, thus resulting in increased disclosures.

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$4,106,724	$(7,724,384)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$0.034	$(0.064)
Diluted	$0.034	$(0.064)

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Level 1		Level 2	Level 3	Total
Portfolio Investments
First Lien Loans		$-	$-	$17,662,060	$17,662,060
Second Lien Loans		-	-	6,617,352	6,617,352
Equity		-	-	1,697,663	1,697,663
Total Portfolio Investments		-	-	25,977,075	25,977,075
Total Investments	$		$-	$25,977,075	$25,977,075

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,671,435	$14,671,435
Second Lien Loans	-	-	5,235,708	5,235,708
Equity	-	-	1,659,880	1,659,880
Total Portfolio Investments	-	-	21,567,023	21,567,023
Total Investments	$-	$-	$21,567,023	$21,567,023

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2021 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Amortization	-	-	-	-	-
Purchases of investments	-	-	-	-	-
Sales of investments	-	-	-	-	-
Payment-in-kind interest	-	-	-	-	-
Change in unrealized gain on investments	2,990,625	1,381,644	-	37,783	4,410,052
Fair value at end of period	$17,662,060	$6,617,352	$-	$1,697,663	$25,977,075
Change in unrealized gain on Level 3 investments still held as of March 31, 2021	$2,990,625	$1,381,644	$-	$37,783	$4,410,052

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2020 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Purchases of investments	-	90,537	-	-	90,537
Sales or repayment of investments	-	(1,663,690)	(21,804)	-	(1,685,494)
Payment-in-kind interest	-	-	21,804	-	21,804
Realized gain (loss) on investments		(7,502,982)			(7,502,982)
Change in unrealized gain (loss) on investments	931,262	(3,644,609)	-	4,003	(2,709,344)
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2020	$931,262	$(828,344)	$(2,816,265)	$4,003	$(2,709,344)

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2021:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$5,933,973	Discounted Cash Flow	Discount rate	60.0%-70.0% (65.0%)
	11,728,087	Enterprise Value Coverage	EV / Store Level EBITDAR	5.25x-5.75x (5.50x)
			Location value	$775,000-$875,000 ($825,000)
Total	17,662,060

Second Lien Loans	2,972,352	Enterprise Value Coverage	EV / LQA Revenue multiple	0.43x%-0.48% (0.45%)
	3,645,000	Black-Scholes	EV / 2021 Adjusted revenue	0.65x-0.65x (0.65x)
			Time Horizon	0.25x-1.50 years (0.88 years)
			Volatility	57.50%-57.50% (57.50%)
Total	6,617,352

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.43x-0.48x (0.45x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LQA Revenue Multiple	0.43x-0.48x (0.45x)
			EV / 2021 Adjusted Revenue	0.65x-0.65x (0.65x)
			EV / STORE LEVEL EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$775,000-$875,000 ($825,000)
	1,696,463	Appraisal Value Coverage	Cost Approach	$1,377,000-$1,683,000 ($1,530,000)
			Sales Comparison Approach	$1,305,000-$1,595,000 ($1,450,000)
	-	Black-Scholes	Time Horizon	0.25-1.50 years (0.88 years)
			Volatility	57.50%-57.50% (57.50%)
Total	1,696,463
Total Level 3 Investments	$25,975,875

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of March 31, 2021.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)

First Lien Loans	$5,057,932	Discounted Cash Flow	Discount Rate	60.0%-70.0% (65.0%)
	9,613,503	Enterprise Value Coverage	EV / Store level EBITDAR	5.00x-5.50x(5.25x)
			Location Value	$750,000-$850,000 ($800,000)
Total	14,671,435

Second Lien Loans	3,008,208	Enterprise Value Coverage	EV / LQA Revenue Multiple	0.38x-0.43x (0.40x)
			EV / LQA EBITDA Multiple	6.00x-6.50x (6.25x)
			EV / 2021 Adjusted Revenue	0.65x-0.65x (0.65x)
	2,227,500	Black-Scholes	Time Horizon	0.00x-1.75years (0.88years)
			Volatility	57.50%-57.50% (57.50%)
Total	5,235,708

Unsecured Loans	-	Enterprise Value Coverage	EV/LQA Revenue Multiple	0.38x-0.43x (0.40x)
			EV/LQA EBITDA Multiple	6.00x-6.50x (6.25x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.38x-0.43x (0.40x)
			EV/LQA EBITDA Multiple	6.00x-6.50x (6.25x)
			EV / 2021 Adjusted Revenue	0.65x-0.65x (0.65x)
			EV / STORE LEVEL EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$750,000-$850,000 ($800,000)
	1,658,680	Appraisal Value Coverage	Cost Approach	$1,296,000-$1,584,000 ($1,440,000)
			Sales Comparison Approach	$1,296,000-$1,584,000 ($1,440,000)
		Black-Scholes	Time Horizon	0.00-1.75 years (0.88years)
			Volatility	57.50%-57.50% (57.50%)
Total	1,658,680
Total Level 3 Investments	$21,565,823

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

March 31, 2021

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

Management fees earned by House Hanover for the three months ended March 31, 2021 and March 31, 2020 were $51,094 and $83,453, respectively.

As of March 31, 2021 and December 31, 2020, management fees of $603,215 and $552,121, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid until such time as the Company has sufficient capital to pay them.

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

March 31, 2021

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 14, 2021.

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

On January 1, 2018, Princeton Capital Corporation directly entered into a service agreement with SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to the Company. In exchange for providing services, the Company pays the Sub-Administrator an asset-based fee with a $127,647 annual minimum as adjusted for any reimbursement of expenses. This annual minimum was amended in the service agreement on April 20, 2019 and increased on July 1, 2020 by the US Consumer Price Index – All Urban Consumers per the service agreement. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $67,500 and fees to the Sub-Administrator were $31,912 for the three months ended March 31, 2021, as shown on the Statements of Operations under administration fees.

Administration fees were $67,500 and fees to the Sub-Administrator were $31,250 for the three months ended March 31, 2020, as shown on the Statements of Operations under administration fees.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2021, none of the portfolio companies had accepted our offer for such services.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.187	$0.276
Net investment loss	(0.003)	(0.001)
Change in unrealized loss	0.037	(0.063)
Net asset value at end of period	$0.221	$0.212
Total return based on net asset value (2)	18.2%	(23.2)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$26,586,264	$25,555,945
Average net assets	$22,524,669	$33,194,503
Annualized ratio of net operating expenses to average net assets	6.9%	4.7%
Annualized ratio of net investment loss to average net assets	5.9%	(1.9)%
Annualized ratio of net investment loss to average net assets, excluding other income from non-investment sources	(5.5)%	(1.9)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	(5.5)%	3.7%
Annualized ratio of net decrease in net assets resulting from operations to average net assets	73.9%	(93.3)%
Portfolio Turnover	0.0%	0.3%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per Share Data (1):
Net asset value at beginning of year	$0.276	$0.345	$0.344	$0.365	$0.400
Net investment income (loss)	(0.005)	(0.009)	0.009	0.008	(0.004)
Change in unrealized gain (loss)	(0.022)	(0.060)	(0.007)	(0.035)	(0.019)
Realized gain (loss)	(0.062)	-	(0.001)	0.006	(0.012)
Net asset value at end of year	$0.187	$0.276	$0.345	$0.344	$0.365
Total return (loss) based on net asset value (2)	(32.6)%	(20.0)%	0.3%	(5.8)%	(8.8)%
Weighted average shares outstanding for year, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of year	$22,479,540	$33,280,329	$41,554,951	$41,407,539	$43,985,319
Average net assets	$25,276,013	$38,504,249	$41,416,562	$42,634,685	$46,991,446
Total operating expenses to average net assets	6.2%	5.8%	5.4%	3.8%	5.8%
Net operating expenses to average net assets (3)	6.2%	5.8%	5.4%	3.3%	5.8%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	5.2%	4.9%	4.3%	2.8%	4.3%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	5.2%	4.9%	4.3%	3.2%	4.3%
Net investment income (loss) to average net assets	(2.7)%	(2.8)%	2.5%	2.4%	(1.1)%
Net investment income (loss) to average net assets, excluding management fee waiver	(2.7)%	(2.8)%	2.5%	1.9%	(1.1)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(3.0)%	(2.8)%	2.5%	0.1%	(1.1)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver (4)	(3.0)%	(2.8)%	2.5%	(0.4)%	(1.1)%
Net increase (decrease) in net assets resulting from operations to average net assets	(42.7)%	(21.5)%	0.4%	(6.0)%	(9.0)%
Portfolio Turnover	0.4%	0.7%	0.5%	7.0%	1.1%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of March 31, 2021. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

Great Value Storage Litigation

On March 14, 2019, we filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC (“World Class”), and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. On January 22, 2021, the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against GVS and World Class. On March 4, 2021, the Final Judgment Order was entered awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. The Company has not received financial statements from GVS since August 2018 and does not have current information regarding the properties owned by GVS affiliates which have been managed by GVS (some of which have filed for Chapter 11 bankruptcy). Because of the inherent uncertainty of litigation, the fair market value of our investment in GVS may be materially lower than the value included in our financial statements.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 9 – UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

The Company’s investments are primarily in private small and lower middle-market companies. In accordance with Rules 3.09 and 4.08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. On May 21 2020, the U.S. Securities and Exchange Commission adopted rule amendments to be effective on January 1, 2021. Under the new rules, a new definition of “significant subsidiary” was adopted.

In evaluating these investments, there are now two tests utilized to determine if any of the Company’s control investments are considered significant subsidiaries; the investment and the income significant tests. The asset significant test was eliminated under the new rules. Rule 3.09 of Regulation S-X, as interpreted by the SEC, requires the Company to include separate audited financial statements of any unconsolidated majority-owned or controlled subsidiary in an annual report if the Company’s control investment meets the definition of a significant subsidiary under either the investment or income significant tests. Rule 4-08(g) of Regulation S-X requires summarized financial information of an unconsolidated subsidiary in an annual report if it does not qualify under Rule 3.09 of Regulation S-X and the Company’s control investment meets the definition of a significant subsidiary under either of the two significant tests. Rule 10-01(b)(1) of Regulation S-X requires summarized financial information for interim financial statements, if the Company’s control investment meets the definition of a significant subsidiary under either the investment or income significant tests.

The Company has determined that Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or control portfolio companies, was considered a significant subsidiary at March 31, 2021 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Three months Ended March 31, 2021	Three months Ended March 31, 2020	Three months Ended March 31, 2021	Three months Ended March 31, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$4,345	$4,035	$758	$484
Gross Profit	3,064	2,861	181	124
Net Income (Loss)	(235)	(737)	19	(97)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ending March 31, 2021 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2020 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2021.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at March 31, 2021	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2020	Purchases (2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2021
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,008,208	$-	$-	$(35,856)	$2,972,352
Unsecured loan Consolidated BL Note 6.33% due 12/31/2021	$1,381,586	21,564	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	-	-	-	-	-
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,658,680	-	-	37,783	1,696,463
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,910,188	-	-	2,154,897	9,065,085
Revolving Loan, 8% Cash, due 12/31/2021	$2,384,169	49,631	2,703,315	-	-	(40,313)	2,663,002
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-
Total Control Investments		$71,195	$14,280,391	$-	$-	$2,116,511	$16,396,902

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2019 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2020.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at March 31, 2020	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2019	Purchases (2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2020
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,816,265	$-	$-	$(1,561,742)	$1,254,523
Unsecured loan Consolidated BL Note 6.33% PIK due 12/31/2020 (2)	$1,403,390	(21,804)	-	21,804	-	(21,804)	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	1,266,245	-	-	(886,022)	380,223
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,654,677	-	-	5,999	1,660,676
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	5,073,470	-	-	(2,111,669)	2,961,801
Revolving Loan, 8% PIK, due 12/31/2020 (2)(3)	$2,384,169	-	2,383,886	-	-	48,496	2,432,382
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-
Total Control Investments		$(21,804)	$13,194,543	$21,804	$-	$(4,526,742)	$8,689,605

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

At March 31, 2021, the Company had investments in 7 portfolio companies. The total cost and fair value of the total investments were approximately $46.2 million and $26.0 million, respectively. The composition of our investments by asset class as of March 31, 2021 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,537,699	$17,662,060	68.0%
Second Lien Loans	12,766,144	6,617,352	25.5
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	1,697,663	6.5
Total Portfolio Investments	$46,169,318	$25,977,075	100.0%

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

At March 31, 2021, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 7.39% of which approximately 7.39% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2020, our weighted average yield based upon cost of our portfolio investments was approximately 7.39% of which approximately 7.39% is current cash interest.

At March 31, 2021 and December 31, 2020, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the three months ended March 31, 2021 are as follows:

●	On March 4, 2021, the Final Judgment Order was entered, after the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against Great Value Storage, LLC and World Class Capital Group, LLC, awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. (See Note 8)

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021			As of December 31, 2020
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	—	—	—	—	—	—
4	20,634,412	84.99	3	17,679,643	88.81	3
5	3,645,000	15.01	2	2,227,500	11.19	2
	$24,279,412	100.00%	5	$19,907,143	100.00%	5

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2021, we had 5 loans on non-accrual status and as of December 31, 2020, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

	Three Months Ended March 31, 2021 (unaudited)		Three Months Ended March 31, 2020 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$71,195	$0.001	$224,836	$0.001
Other income	5,968	0.000	9,260	0.000
Total investment income	77,163	0.001	234,096	0.001

Operating expenses
Management fees	51,094	0.000	83,453	0.001
Administration fees	99,412	0.001	98,750	0.001
Audit fees	70,452	0.001	51,500	0.000
Tax preparation fees	-	0.000	470	0.000
Legal fees	19,684	0.000	32,317	0.000
Valuation fees	33,000	0.000	42,000	0.000
Directors’ fees	37,500	0.000	37,500	0.000
Insurance expense	37,105	0.000	24,171	0.000
Interest expense	188	0.000	-	0.000
Other general and administrative expenses	32,056	0.000	21,056	0.000
Total net operating expenses	380,491	0.002	391,217	0.002

Net investment loss before tax	(303,328)	(0.003)	(157,121)	(0.001)
Income tax expense	-	0.000	2,051	0.000
Net investment loss after tax	$(303,328)	$(0.003)	$(159,172)	$(0.001)
Net realized gain (loss)	$-	$-	$-	$-
Net change in unrealized gain (loss)	$4,410,052	$0.037	$(7,565,212)	$(0.063)
Net increase (decrease) in net assets resulting from operations	$4,106,724	$0.034	$(7,724,384)	$(0.064)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended March 31, 2021 and March 31, 2020, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $0 and $21,804 for the three months ended March 31, 2021 and 2020, respectively.

Operating Expenses

Total net operating expenses decreased from $391,217 for the three months ended March 31, 2020 to $380,491 for the three months ended March 31, 2021. The decrease is primarily due to a decrease in legal fees, management fees and valuation expense, partially offset by audit and insurance expense, for the three months ended March 31, 2021.

Total operating expenses per share remained consistent at $0.003 per share for the three months ended March 31, 2020, and for the three months ended March 31, 2021.

Net Investment Income (Loss)

Net investment loss (after tax) increased from a loss of $(159,172) for the three months ended March 31, 2020 to a loss of $(303,328) for the three months ended March 31, 2021. This increase in a loss was primarily due to a decrease in investment income, which was minimally offset by a decrease in expenses as explained above.

Net investment loss (after tax) per share increased from $(0.001) to $(0.003) for three months ended March 31, 2020 and 2021, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2021 and 2020, we did not recognize any realized gain or loss

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a gain of $4,410,052 for the three months ended March 31, 2021 primarily in connection with gains of $2,114,584, $1,417,500 and $876,041 on Rockfish Seafood Grill, Inc., Performance Alloys, LLC., and Great Value Storage, LLC., which were partially offset by losses of $35,856 from Advantis Certified Staffing Solutions, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(7,565,212) for the three months ended March 31, 2020 primarily in connection with losses of $2,063,173, $1,583,546 and $1,095,196 on Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc., and Performance Alloys, LLC, which were partially offset by gains of $5,999 from PCC SBH Sub, Inc.

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

As of March 31, 2021, we had $1,343,733 in cash and $25,546 in restricted cash, and our net assets totaled $26,586,264. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of March 31, 2021, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the three months ended March 31, 2021 and 2020, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended March 31, 2021 and March 31, 2020 were $51,094 and $83,453, respectively.

As of March 31, 2021 and December 31, 2020, management fees of $603,215 and $552,121, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds.

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

Recent Developments

Subsequent to the quarter ending March 31, 2021 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of March 31, 2021, all of our debt investments are fixed rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2021), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2021, there were no material legal proceedings against the Company or any of its officers or directors.

Great Value Storage Litigation

On March 14, 2019, the Company filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC (“World Class”), and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. On January 22, 2021, the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against GVS and World Class. On March 4, 2021, the Final Judgment Order was entered awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. The Company has not received financial statements from GVS since August 2018 and does not have current information regarding the properties owned by GVS affiliates which have been managed by GVS (some of which have filed for Chapter 11 bankruptcy).

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results except as follows:

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

Dated: May 14, 2021	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2021	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)