Form 10-Q
period 2021-06-30
PRINCETON CAPITAL CORP
filed 2021-08-13
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 13, 2021 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Control investments at fair value (cost of $27,486,442 and $27,486,442, respectively)	$24,439,871	$14,280,391
Non-control/non-affiliate investments at fair value (cost of $18,682,876 and $18,682,876, respectively)	9,663,294	7,286,632
Total investments at fair value (cost of $46,169,318 and $46,169,318, respectively)	34,103,165	21,567,023
Cash	655,416	1,725,700
Restricted cash	25,561	25,530
Due from portfolio companies	230,996	199,865
Interest receivable, net of allowance for bad debt of $430,445 and $430,445, respectively	136,179	114,740
Taxes receivable	1,250	7,250
Prepaid expenses	113,250	26,610
Total assets	35,265,817	23,666,718

LIABILITIES
Accrued management fees	375,415	552,121
Accounts payable	34,382	89,461
Due to affiliates	405,000	472,500
Tax expense payable	1,137	1,593
Deferred fee income	30,125	42,056
Accrued expenses and other liabilities	13,119	29,447
Total liabilities	859,178	1,187,178

Net assets	$34,406,639	$22,479,540

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at June 30, 2021 and December 31, 2020)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(8,161,872)	(8,161,872)
Distributions in excess of net investment income	(10,354,706)	(9,745,663)
Accumulated unrealized loss on investments	(12,066,153)	(24,602,295)
Total net assets	$34,406,639	$22,479,540
Net asset value per share	$0.286	$0.187

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$-	$201,379	$-	$404,411
Interest income from control investments	71,987	22,148	143,182	22,148
Interest income from paid-in-kind control investments	-	-	-	21,804
Other income from non-control/non-affiliate investments	5,999	5,999	11,932	15,024
Other income from non-investment sources	29	72	64	307
Total investment income	78,015	229,598	155,178	463,694

OPERATING EXPENSES
Management fees	57,337	72,677	108,431	156,130
Administration fees	99,412	98,750	198,824	197,500
Audit fees	21,115	62,620	91,567	114,120
Tax preparation fees	19,487	-	19,487	-
Legal fees	45,926	34,244	65,610	66,561
Valuation fees	33,000	42,000	66,000	84,000
Other professional fees	-	-	-	470
Directors’ fees	38,250	42,750	75,750	80,250
Insurance expense	40,753	45,610	77,858	69,781
Interest expense	-	1,838	188	1,838
Other general and administrative expenses	28,450	20,507	60,506	41,563
Total operating expenses	383,730	420,996	764,221	812,213

Net investment loss before tax	(305,715)	(191,398)	(609,043)	(348,519)
Income tax expense	-	3,206	-	5,257
Net investment loss after taxes	(305,715)	(194,604)	(609,043)	(353,776)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	83,121	(5,443,679)	2,376,662	(8,482,149)
Control investments	8,042,969	1,156,057	10,159,480	(3,370,685)
Net change in unrealized gain (loss) on investments	8,126,090	(4,287,622)	12,536,142	(11,852,834)

Net increase (decrease) in net assets resulting from operations	$7,820,375	$(4,482,226)	$11,927,099	$(12,206,610)

Net investment loss per share
Basic	$(0.003)	$(0.002)	$(0.005)	$(0.003)
Diluted	$(0.003)	$(0.002)	$(0.005)	$(0.003)

Net increase (decrease) in net assets resulting from operations per share
Basic	$0.065	$(0.037)	$0.099	$(0.101)
Diluted	$0.065	$(0.037)	$0.099	$(0.101)

Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Net assets at beginning of year	$22,479,540	$33,280,329

Increase/(decrease) in net assets resulting from operations:
Net investment loss	$(303,328)	$(159,172)
Net change in unrealized gain/(loss) on investments	4,410,052	(7,565,212)
Net increase/(decrease) in net assets resulting from operations	4,106,724	(7,724,384)

Total increase/(decrease) in net assets	4,106,724	(7,724,384)
Net assets at March 31	$26,586,264	$25,555,945

Increase/(decrease) in net assets resulting from operations
Net investment loss	$(305,715)	$(194,604)
Net change in unrealized gain/(loss) on investments	8,126,090	(4,287,622)
Net increase/(decrease) in net assets resulting from operations	7,820,375	(4,482,226)

Total increase/(decrease) in net assets	7,820,375	(4,482,226)
Net assets at June 30	$34,406,639	$21,073,719

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,927,099	$(12,206,610)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments in:
Portfolio investments	-	(90,537)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	-	21,804
Net change in unrealized (gain)/loss on investments	(12,536,142)	11,852,834
Increase in investments due to PIK	-	(21,804)
Changes in other assets and liabilities:
Due from portfolio companies	(31,131)	(80,987)
Interest receivable	(21,439)	204
Prepaid expenses	(86,640)	(73,001)
Taxes receivable	6,000	4,075
Other receivable	-	2,689
Accrued management fees	(176,706)	156,130
Accounts payable	(55,079)	(36,283)
Due to affiliates	(67,500)	135,000
Tax expense payable	(456)	(3,887)
Deferred fee income	(11,931)	(15,024)
Accrued expenses and other liabilities	(16,328)	125,070
Net cash used in operating activities	(1,070,253)	(230,327)

Net decrease in cash and restricted cash	(1,070,253)	(230,327)
Cash and restricted cash at beginning of period	1,751,230	382,986
Cash and restricted cash at end of period	$680,977	$152,659

Cash	$655,416	$127,201
Restricted Cash	25,561	25,458
Total Cash and Restricted Cash	$680,977	$152,659

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$188	$1,838
Income tax paid	$456	$5,257

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2021

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets

Portfolio Investments (6)

Control investments

Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,405,494	12.81%
Unsecured loan 6.33%, due 12/31/2020 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (7)		12/31/2016	1	-	-	-%
Total				6,331,585	4,405,494	12.81%

Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	-	-%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	-	-%

PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,653,047	4.80%

Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	11,576,127	33.65%
Revolving Loan, 8% Cash, due 12/31/2021(7)		6/29/2015	$2,384,169	2,384,169	2,663,002	7.74%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (7)		3/13/2015	10.0%	414,960	414,231	1.2%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	3,727,970	10.84%
Total				12,886,709	18,381,330	53.43%

Total control investments				27,486,442	24,439,871	71.04%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2021

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets

Non-control/non-affiliate investments

Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	3/13/2015	$6,800,586	$6,800,586	$6,017,094	17.49%

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10.0% cash, due 9/30/2022 (2)(5)(7)(9)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	6,750,000	3,645,000	10.59%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	-	-%
Total				11,881,090	3,645,000	10.59%

Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%

Total non-control/non-affiliate investments				18,682,876	9,663,294	28.08%

Total Portfolio Investments				46,169,318	34,103,165	99.12%

Total Investments				$46,169,318	$34,103,165	99.12%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of June 30, 2021, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of June 30, 2021.

(6)	Represents an illiquid investment. At June 30, 2021, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

(7)	Represents an investment valued using significant unobservable inputs.

(8)	On March 4, 2021, the Company received a Final Judgment Order against Great Value Storage, LLC and World Class Capital Group, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

(9)	On September 1, 2020, the Company received notice from Performance Alloys, LLC that it was not allowed to make its monthly interest payment due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2021

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of June 30, 2021.

	June 30, 2021
Geography	Investments at Fair Value	Percentage of Net Assets
United States	$34,101,965	99.11%
Canada	1,200	00.01
Total	$34,103,165	99.12%

	June 30, 2021
Industry	Investments at Fair Value	Percentage of Net Assets
Nickel Pipe, Fittings and Flanges	$3,645,000	10.59%
Casual Dining	18,381,330	53.43
Storage Company Property Management	6,017,094	17.49
Staffing	4,405,494	12.80
Energy Services	1,653,047	4.80
Security	1,200	0.01
Total	$34,103,165	99.12%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets

Portfolio Investments (6)

Control investments

Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,008,208	13.38%
Unsecured loan 6.33%, due 12/31/2021 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (7)		12/31//2016	1	-	-	-%
Total				6,331,585	3,008,208	13.38%

Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	1,516,144	1,516,144	-	-
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	-	-%

PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,658,680	7.38%

Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	6,910,188	30.74%
Revolving Loan, 8% Cash, due 12/31/2021 (7)		6/29/2015	$2,384,169	2,384,169	2,703,315	12.03%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (7)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,886,709	9,613,503	42.77%

Total control investments				27,486,442	14,280,391	63.53%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020

(Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets

Non-control/non-affiliate investments

Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	3/13/2015	$6,800,586	$6,800,586	$5,057,932	22.50%

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 9/30/2022 (2)(5)(7)(9)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	6,750,000	2,227,500	9.91%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	-	-%
Total				11,881,090	2,227,500	9.91%

Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%

Total non-control/non-affiliate investments				18,682,876	7,286,632	32.41%

Total Portfolio Investments				46,169,318	21,567,023	95.95%

Total Investments				$46,169,318	$21,567,023	95.95%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2020, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of December 31, 2020.

(6)	Represents an illiquid investment. At December 31, 2020, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

(7)	Represents an investment valued using significant unobservable inputs.

(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

(9)	On September 1, 2020, the Company received notice from Performance Alloys, LLC that it was not allowed to make its monthly interest payment due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder.

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

June 30, 2021

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

On March 7, 2005, Regal One’s board of directors determined it was in the shareholders’ best interest to change the focus of its operations to providing financial consulting services through its network of advisors and professionals, and to be regulated as a BDC under the 1940 Act. On September 16, 2005, Regal One filed a Form N54A (Notification of Election by Business Development Companies) with the Securities and Exchange Commission (“SEC”), which transformed Regal One into a BDC in accordance with sections 55 through 65 of the 1940 Act. Regal One reported as an operating BDC from March 31, 2006 until March 13, 2015 and since March 13, 2015 (following Regal One’s reincorporation from Florida to Maryland by merging with and into the Company with the Company continuing as the surviving corporation) Princeton Capital has reported as an operating BDC.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of June 30, 2021 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services - Investment Companies, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three and six months ended June 30, 2021 may not be indicative of the results ultimately achieved for the year ended December 31, 2021 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2021, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2020, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

June 30, 2021

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the three months ended June 30, 2021, there was a change in valuation technique on a second lien loan and equity position. The reason for the change is that the performance of the portfolio company improved and current enterprise value coverage levels became more material.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

June 30, 2021

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	June 30, 2021	December 31,
	(Unaudited)	2020
Cash	$655,416	$1,725,700
Restricted Cash	25,561	25,530
Total Cash and Restricted Cash	$680,977	$1,751,230

As of June 30, 2021 and December 31, 2020 restricted cash consisted of cash held for deposit with the law firm that represents the Company in its litigation with Great Value Storage, LLC.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of June 30, 2021 and December 31, 2020, the Company did not purchase any U.S. Treasury Bills.

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $5,999 and $5,999 for the three months ended June 30, 2021, and 2020, respectively. Income from such sources was $11,932 and $15,024 for the six months ended June 30, 2021, and 2020, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $29 and $72 for the three months ended June 30, 2021 and 2020, respectively. Income from such sources was $64 and $307 for the six months ended June 30, 2021 and 2020, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three months and six months ended June 30, 2021, PIK interest was $0 and $0. For the three and six months ended June 30, 2020, PIK interest was $0 and $21,804, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Legal Fees

Legal fees invoiced to the Company for the three and six months ended June 30, 2021 and 2020, were incurred in the normal operating course of business and are included in legal fees on the Statement of Operations.

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company, prior to the final judgment received on March 4, 2021, for the six months ended June 30, 2021 and 2020 were $14,423 and $28,229, respectively. These amounts are recoverable per the loan agreements and are invoiced to GVS and included in the amount Due from portfolio companies on the Statements of Assets and Liabilities. Amounts invoiced to the Company, after the final judgment received on March 4, 2021, for fees incurred to recover our judgment were expensed to Legal fees on the Statements of Operations.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three and six months ended June 30, 2021 and 2020, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and six months ended June 30, 2021 and 2020, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In May 2020, the SEC adopted rule amendments that will impact the requirements of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules were effective on January 1, 2021, The adoption resulted in more portfolio companies meeting the significant subsidiary definition under the Final Rules, thus resulting in increased disclosures.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended June 30, 2021 and June 30, 2020 and the six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$7,820,375	$(4,482,226)	$11,927,099	$(12,206,610)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$0.065	$(0.037)	$0.099	$(0.101)
Diluted	$0.065	$(0.037)	$0.099	$(0.101)

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2021 and December 31, 2020, respectively:

	As of June 30, 2021
	Level 1		Level 2	Level 3	Total
Portfolio Investments
First Lien Loans		$-	$-	$20,256,223	$20,256,223
Second Lien Loans		-	-	8,050,494	8,050,494
Equity		-	-	5,796,448	5,796,448
Total Portfolio Investments		-	-	34,103,165	34,103,165
Total Investments	$		$-	$34,103,165	$34,103,165

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,671,435	$14,671,435
Second Lien Loans	-	-	5,235,708	5,235,708
Equity	-	-	1,659,880	1,659,880
Total Portfolio Investments	-	-	21,567,023	21,567,023
Total Investments	$-	$-	$21,567,023	$21,567,023

During the six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2021 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Amortization	-	-	-	-	-
Purchases of investments	-	-	-	-	-
Sales of investments	-	-	-	-	-
Payment-in-kind interest	-	-	-	-	-
Change in unrealized gain (loss) on investments	5,584,788	2,814,786	-	4,136,568	12,536,142
Fair value at end of period	$20,256,223	$8,050,494	$-	$5,796,448	$34,103,165
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2021	$5,584,788	$2,814,786	$-	$4,136,568	$12,536,142

Changes in Level 3 assets measured at fair value for the year ended December 31, 2020 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Purchases of investments	-	90,537	-	-	90,537
Sales or repayment of investments	-	(1,663,690)	(21,804)	-	(1,685,494)
Payment-in-kind interest	-	-	21,804	-	21,804
Realized gain (loss) on investments		(7,502,982)			(7,502,982)
Change in unrealized gain (loss) on investments	931,262	(3,644,609)	-	4,003	(2,709,344)
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2020	$931,262	$(828,344)	$(2,816,265)	$4,003	$(2,709,344)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2021:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))
First Lien Loans	$6,017,094	Discounted Cash Flow	Discount rate	60.0%-70.0% (65.0%)
	14,239,129	Enterprise Value Coverage	EV / Store Level EBITDAR	5.25x-5.75x (5.50x)
			Location value	$775,000-$875,000 ($825,000)
Total	20,256,223

Second Lien Loans	8,050,494	Enterprise Value Coverage	EV / RR Revenue multiple	0.45x-0.50 (0.48x)
			EV / 2021 Adjusted revenue	0.65x-0.65x (0.65x)
			EV / CFY EBITDA	7.00x-8.50x (7.75x)
			EV / CFY Revenue	0.90x-1.00x (0.95x)
Total	8,050,494

Unsecured Loans	-	Enterprise Value Coverage	EV / RR Revenue multiple	0.45x-0.50 (0.48x)
Total	-

Equity	4,142,201	Enterprise Value Coverage	EV / RR Revenue multiple	0.45x-0.50x (0.48x)
			EV / 2021 Adjusted revenue	0.65x-0.65x (0.65x)
			EV / CFY EBITDA	7.00x-8.50x (0.00x)
			EV / CFY revenue	0.90x-1.00x (0.95x)
			EV / Store Level EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$775,000-$875,000 ($825,000)
	1,653,047	Appraisal Value Coverage	Cost Approach	$1,314,000-$1,606,000 ($1,460,000)
			Sales Comparison Approach	$1,350,000-$1,650,000 ($1,500,000)
Total	5,795,248
Total Level 3 Investments	$34,101,965

(1)	The valuation technique for the Company’s investment in a Second Lien Loan and Equity changed from a Black Scholes model for the three months ended March 31, 2021 to an Enterprise Value Coverage technique for the three months ended June 30, 2021. The reason for the change is that the performance of the portfolio company improved and current enterprise value coverage levels became more material.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of June 30, 2021.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))
First Lien Loans	$5,057,932	Discounted Cash Flow	Discount Rate	60.0%-70.0% (65.0%)
	9,613,503	Enterprise Value Coverage	EV / Store level EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$750,000-$850,000 ($800,000)
Total	14,671,435

Second Lien Loans	3,008,208	Enterprise Value Coverage	EV / LQA Revenue Multiple	0.38x-0.43x (0.40x)
			EV / LQA EBITDA Multiple	6.00x-6.50x (6.25x)
			EV / 2021 Adjusted Revenue	0.65x-0.65x (0.65x)
	2,227,500	Black-Scholes	Time Horizon	0.00x-1.75years (0.88years)
			Volatility	57.50%-57.50% (57.50%)
Total	5,235,708

Unsecured Loans	-	Enterprise Value Coverage	EV/LQA Revenue Multiple	0.38x-0.43x (0.40x)
			EV/LQA EBITDA Multiple	6.00x-6.50x (6.25x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.38x-0.43x (0.40x)
			EV/LQA EBITDA Multiple	6.00x-6.50x (6.25x)
			EV / 2021 Adjusted Revenue	0.65x-0.65x (0.65x)
			EV / STORE LEVEL EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$750,000-$850,000 ($800,000)
	1,658,680	Appraisal Value Coverage	Cost Approach	$1,296,000-$1,584,000 ($1,440,000)
			Sales Comparison Approach	$1,296,000-$1,584,000 ($1,440,000)
	-	Black-Scholes	Time Horizon	0.00-1.75 years (0.88years)
			Volatility	57.50%-57.50% (57.50%)
Total	1,658,680
Total Level 3 Investments	$21,565,823

(1)	There was no change in valuation technique from the three months ended December 31, 2020.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2020.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

As of June 30, 2021 and December 31, 2020, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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

June 30, 2021

(Unaudited)

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

Management fees earned by House Hanover for the three months ended June 30, 2021 and June 30, 2020 were $57,337 and $72,677, respectively. Management fees earned by House Hanover for the six months ended June 30, 2021 and June 30, 2020 were $108,431 and $156,130, respectively.

As of June 30, 2021 and December 31, 2020, management fees of $375,415 and $552,121, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. On April 29, 2021, a payment was made to House Hanover in the amount of $285,137 to reduce a portion of the outstanding management fees payable.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

June 30, 2021

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

Administration fees were $67,500 and fees to the Sub-Administrator were $31,912 for the three months ended June 30, 2021, as shown on the Statements of Operations under administration fees. Administration fees were $135,000 and fees to the Sub-Administrator were $63,824 for the six months ended June 30, 2021, as shown on the Statements of Operations under administration fees.

Administration fees were $67,500 and fees to the Sub-Administrator were $31,250 for the three months ended June 30, 2020, as shown on the Statements of Operations under administration fees. Administration fees were $135,000 and fees to the Sub-Administrator were $62,500 for the six months ended June 30, 2020, as shown on the Statements of Operations under administration fees.

As of June 30, 2021 and December 31, 2020, administration fees of $405,000 and $472,500, respectively, were payable to House Hanover and are recorded as Due to affiliates on the Statements of Assets and Liabilities. House Hanover is allowing administration fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. On April 29, 2021, a payment was made to House Hanover in the amount of $202,500 to reduce a portion of the outstanding administration fees payable.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2021, none of the portfolio companies had accepted our offer for such services.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.221	$0.212
Net investment loss	(0.003)	(0.002)
Realized gain (loss)	-	-
Change in unrealized gain (loss)	0.068	(0.035)
Net asset value at end of period	$0.286	$0.175
Total return based on net asset value (2)	29.0%	(17.9)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061

Ratio/Supplemental Data:
Net assets at end of period	$34,406,639	$21,073,719
Average net assets	$26,672,202	$25,506,690
Ratio of net operating expenses to average net assets (3)	5.8%	6.6%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.9%	5.4%
Ratio of net investment loss to average net assets (3)	(4.6)%	(3.1)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(4.6)%	(3.1)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	117.6%	(70.5)%
Portfolio Turnover	0.00%	0.09%

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.187	$0.276
Net investment loss	(0.005)	(0.003)
Realized gain (loss)	-	-
Change in unrealized gain (loss)	0.104	(0.098)
Net asset value at end of period	$0.286	$0.175
Total return based on net asset value (2)	52.9%	(36.6)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061

Ratio/Supplemental Data:
Net assets at end of period	$34,406,639	$21,073,719
Average net assets	$24,610,142	$29,351,068
Ratio of net operating expenses to average net assets (3)	6.3%	5.5%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	5.4%	4.5%
Ratio of net investment loss to average net assets (3)	(5.0)%	(2.4)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(5.0)%	(2.4)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	97.7%	(83.4)%
Portfolio Turnover	0.00%	0.08%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per Share Data (1):
Net asset value at beginning of year	$0.276	$0.345	$0.344	$0.365	$0.400
Net investment income (loss)	(0.005)	(0.009)	0.009	0.008	(0.004)
Change in unrealized gain (loss)	(0.022)	(0.060)	(0.007)	(0.035)	(0.019)
Realized gain (loss)	(0.062)	-	(0.001)	0.006	(0.012)
Net asset value at end of year	$0.187	$0.276	$0.345	$0.344	$0.365
Total return (loss) based on net asset value (2)	(32.60)%	(20.0)%	0.3%	(5.8)%	(8.8)%
Weighted average shares outstanding for year, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061

Ratio/Supplemental Data:
Net assets at end of year	$22,479,540	$33,280,329	$41,554,951	$41,407,539	$43,985,319
Average net assets	$25,276,013	$38,504,249	$41,416,562	$42,634,685	$46,991,446
Total operating expenses to average net assets	6.2%	5.8%	5.4%	3.8%	5.8%
Net operating expenses to average net assets (4)	6.2%	5.8%	5.4%	3.3%	5.8%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	5.2%	4.9%	4.3%	2.8%	4.3%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	5.2%	4.9%	4.3%	3.2%	4.3%
Net investment income (loss) to average net assets	(2.7)%	(2.8)%	2.5%	2.4%	(1.1)%
Net investment income (loss) to average net assets, excluding management fee waiver	(2.7)%	(2.8)%	2.5%	1.9%	(1.1)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(3.0)%	(2.8)%	2.5%	0.1%	(1.1)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver (5)	(3.0)%	(2.8)%	2.5%	(0.4)%	(1.1)%
Net increase (decrease) in net assets resulting from operations to average net assets	(42.7)%	(21.5)%	0.4%	(6.0)%	(9.0)%
Portfolio Turnover	0.4%	0.7%	0.5%	7.0%	1.1%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three and six months ended June 30, 2021 and 2020, the Company did not exclude any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.
(4)	Net operating expenses includes a management fee waiver in the amount of $216,559 for the year ended December 31, 2017.
(5)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of June 30, 2021. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

Great Value Storage Litigation

On March 14, 2019, we filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC (“World Class”), and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. On January 22, 2021, the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against GVS and World Class. On March 4, 2021, the Final Judgment Order was entered awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. On June 2, 2021, the GVS Defendants filed a Notice of Appeal and its deadline to file its appeal brief by August 9, 2021 was extended by the court for 30 days. On June 30, 2021, the Company filed a Motion for Post-Judgment Receivership to appoint a receiver to the court to collect the judgment on our behalf. This motion is still pending.

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

June 30, 2021

(Unaudited)

NOTE 9 – UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

The Company’s investments are primarily in private small and lower middle-market companies. In accordance with Rules 3.09 and 4.08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. On May 21, 2020, the U.S. Securities and Exchange Commission adopted rule amendments to be effective on January 1, 2021. Under the new rules, a new definition of “significant subsidiary” was adopted.

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

The Company has determined that Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at June 30, 2021 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Six months Ended June 30, 2021	Six months Ended June 30, 2020	Six months Ended June 30, 2021	Six months Ended June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$9,536	$6,885	$4,013	$2,913
Gross Profit	6,707	4,897	887	738
Net Income (Loss)	(228)	(1,525)	(399)	(538)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ending June 30, 2021 and through the date of this filing, there was no portfolio activity or other events to report.

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2020 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2021.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at June 30, 2021	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2020	Purchases (2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2021

Control Investments

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,008,208	$-	$-	$1,397,286	$4,405,494
Unsecured loan Consolidated BL Note 6.33% due 12/31/2021	$1,381,586	43,368	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027	1	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027	1	-	-	-	-	-	-

Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	-	-	-	-	-

Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-

PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,658,680	-	-	(5,633)	1,653,047

Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,910,188	-	-	4,665,939	11,576,127
Revolving Loan, 8% Cash, due 12/31/2021	$2,384,169	99,814	2,703,315	-	-	(40,313)	2,663,002

Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028	10.000%	-	-	-	-	414,231	414,231
Membership Interest – Class A (3)	99.997%	-	-	-	-	3,727,970	3,727,970
Total Control Investments		$143,182	$14,280,391	$-	$-	$10,159,480	$24,439,871

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2019 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2020.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at June 30, 2020	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2019	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2020

Control Investments

Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,816,265	$-	$-	-	$(854,643)	$1,961,622
Unsecured loan 6.33% PIK, due 12/31/2020 (2)	$1,381,586	43,952	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027	1	-	-	-	-	-	-	-

Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	1,266,245	-	-	-	(1,108,443)	157,802

Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-

PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,654,677	-	-	-	(96,548)	1,558,129

Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	5,073,470	-	-	-	(1,359,547)	3,713,923
Revolving Loan, 8% PIK, due 12/31/2020 (2)(3)	$2,384,169	-	2,383,886	-	-	-	48,496	2,432,382

Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$43,952	$13,194,543	$-	$-	$-	$(3,370,685)	$9,823,858

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of June 30, 2021 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At June 30, 2021, the Company had investments in 7 portfolio companies. The total cost and fair value of the total investments were approximately $46.2 million and $34.1 million, respectively. The composition of our investments by asset class as of June 30, 2021 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,537,699	$20,256,223	59.4%
Second Lien Loans	12,766,144	8,050,494	23.6
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	5,796,448	17.0
Total Portfolio Investments	$46,169,318	$34,103,165	100.0%

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

At June 30, 2021, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 7.39% of which approximately 7.39% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2020, our weighted average yield based upon cost of our portfolio investments was approximately 7.39% of which approximately 7.39% is current cash interest.

At June 30, 2021 and December 31, 2020, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the six months ended June 30, 2021 are as follows:

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

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021			As of December 31, 2020
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	14,239,129	41.75	1	—	—	—
4	10,422,588	30.56	2	17,679,643	81.97	3
5	3,645,000	10.69	2	2,227,500	10.33	2
	$28,306,717	83.00%	5	$19,907,143	92.30%	5

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2021, we had 5 loans on non-accrual status and as of December 31, 2020, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	(unaudited)		(unaudited)
	Total	Per Share (1)	Total	Per Share (1)
Investment income
Interest income	$71,987	$0.001	$223,527	$0.002
Other income	6,028	0.000	6,071	0.000
Total investment income	78,015	0.001	229,598	0.002

Operating expenses
Management fees	57,337	0.001	72,677	0.001
Administration fees	99,412	0.001	98,750	0.001
Audit fees	21,115	0.000	62,620	0.001
Tax preparation fee	19,487	0.000	-	-
Legal fees	45,926	0.001	34,244	0.000
Valuation fees	33,000	0.000	42,000	0.000
Directors’ fees	38,250	0.000	42,750	0.000
Insurance expense	40,753	0.000	45,610	0.000
Interest expense	-	-	1,838	0.000
Other general and administrative expenses	28,450	0.000	20,507	0.000
Total net operating expenses	383,730	0.003	420,996	0.003

Net investment loss before tax	(305,715)	(0.002)	(191,398)	(0.002)
Income tax expense	-	-	3,206	0.000
Net investment loss after tax	$(305,715)	$(0.002)	$(194,604)	$(0.002)
Net change in unrealized gain (loss)	$8,126,090	$0.067	$(4,287,622)	$(0.036)
Net increase (decrease) in net assets resulting from operations	$7,820,375	$0.065	$(4,482,226)	$(0.037)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended June 30, 2021 and June 30, 2020, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

Operating Expenses

Total net operating expenses decreased from $420,996 for the three months ended June 30, 2020 to $383,730 for the three months ended June 30, 2021. The decrease is primarily due to a decrease in audit fees, management fees and valuation expense, offset by increase in tax preparation fee and legal fees, for the three months ended June 30, 2021.

Total operating expenses per share remained consistent at $0.003 per share for the three months ended June 30, 2020, and for the three months ended June 30, 2021.

Net Investment Loss after tax

Net investment loss after tax increased from a loss of $194,604 for the three months ended June 30, 2020 to a loss of $305,715 for the three months ended June 30, 2021. This increase in a loss was primarily due to a decrease in investment income, which was minimally offset by a decrease in expenses as explained above.

Net investment loss after tax per share remained consistent at $0.002 for three months ended June 30, 2020 and 2021, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2021 and 2020, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a gain of $8,126,090 for the three months ended June 30, 2021 primarily in connection with gains of $4,142,201, $2,511,042 and $1,433,142 on Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(4,287,622) for the three months ended June 30, 2020 primarily in connection with losses of $(5,982,346), $(102,547) and $(222,421) on Lone Star Brewery Development Inc., PCC SBH Sub and Dominion Medical Management, Inc., which were partially offset by gains of $728,903 and $752,122 from Advantis Certified Staffing Solutions, Inc. and Rockfish Seafood Grill, Inc.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	(unaudited)		(unaudited)
	Total	Per Share (1)	Total	Per Share (1)
Investment income
Interest income (2)	$143,182	$0.001	$448,363	$0.004
Other income	11,996	0.000	15,331	0.000
Total investment income	155,178	0.001	463,694	0.004

Operating expenses
Management fees	108,431	0.001	156,130	0.001
Administration fees	198,824	0.002	197,500	0.002
Audit fees	91,567	0.001	114,120	0.001
Tax preparation fee	19,487	0.000	-	-
Legal fees	65,610	0.000	66,561	0.001
Valuation fees	66,000	0.000	84,000	0.001
Other professional fees	-	-	470	0.000
Directors’ fees	75,750	0.001	80,250	0.001
Insurance expense	77,858	0.001	69,781	0.001
Interest expense	188	0.000	1,838	0.000
Other general and administrative expenses	60,506	0.000	41,563	0.000
Total net operating expenses	764,221	0.006	812,213	0.008

Net investment loss before tax	(609,043)	(0.005)	(348,519)	(0.003)
Income tax expense	-	-	5,257	0.000
Net investment loss after tax	$(609,043)	$(0.005)	$(353,776)	$(0.003)
Net change in unrealized gain (loss)	$12,536,142	$0.104	$(11,852,834)	$(0.098)
Net increase decrease in net assets resulting from operations	$11,927,099	$0.099	$(12,206,610)	$(0.101)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the six months ended June 30, 2021 and June 30, 2020, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $0 and $21,804 for the six months ended June 30, 2021 and 2020, respectively.

Operating Expenses

Total net operating expenses decreased from $812,213 for the six months ended June 30, 2020 to $764,221 for the six months ended June 30, 2021. The decrease is primarily due to a decrease in valuation fees, audit fees and management expense for the six months ended June 30, 2021, which was partially offset by an increase in tax preparation fee and other general and administrative expenses.

Total operating expenses per share decreased from $0.008 per share for the six months ended June 30, 2020 to $0.006 per share for the six months ended June 30, 2021.

Net Investment Loss after tax

Net investment loss after tax increased from a loss of $353,776 for the six months ended June 30, 2020 to a loss of $609,043 for the six months ended June 30, 2021. This increase in a loss was primarily due to a decrease in investment income, which was minimally offset by a decrease in expenses as explained above.

Net investment loss after tax per share increased from $0.003 to $0.005 for six months ended June 30, 2020 and 2021, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the six months ended June 30, 2021 and 2020, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) on investments totaled a gain of $12,536,142 for the six months ended June 30, 2021 primarily in connection with gains of $4,625,626, $4,142,201, $1,417,500 and $1,397,286 on Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC, Performance Alloys, Inc., and Advantis Certified Staffing Solutions, Inc.

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized. Net change in unrealized gain (loss) on investments totaled a loss of ($11,852,834) for the six months ended June 30, 2020 primarily in connection with losses of ($1,311,051), ($6,935,409) and ($1,108,443) on Rockfish Seafood Grill, Inc., Lone Star Brewery Development Inc. and Dominion Medical Management, Inc.

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

As of June 30, 2021, we had $655,416 in cash and $25,561 in restricted cash, and our net assets totaled $34,406,639. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of June 30, 2021, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the three months ended June 30, 2021 and 2020, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended June 30, 2021 and June 30, 2020 were $57,337 and $72,677, respectively. Management fees earned by House Hanover for the six months ended June 30, 2021 and June 30, 2020were $108,431 and $156,130, respectively.

As of June 30, 2021 and December 31, 2020, management fees of $375,415 and $552,121, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds.

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

Recent Developments

Subsequent to the quarter ending June 30, 2021 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of June 30, 2021, all of our debt investments are fixed rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2021), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2021, there were no material legal proceedings against the Company or any of its officers or directors.

Great Value Storage Litigation

On March 14, 2019, the Company filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC (“World Class”), and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. On January 22, 2021, the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against GVS and World Class. On March 4, 2021, the Final Judgment Order was entered awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. On June 2, 2021, the GVS Defendants filed a Notice of Appeal and its deadline to file its appeal brief by August 9, 2021 was extended by the court for 30 days. On June 30, 2021, the Company filed a Motion for Post-Judgment Receivership to appoint a receiver to the court to collect the judgment our behalf. This motion is still pending.

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

Dated: August 13, 2021	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 13, 2021	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)