Form 10-Q
period 2021-09-30
PRINCETON CAPITAL CORP
filed 2021-11-12
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 12, 2021 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2021 (unaudited)	December 31, 2020

ASSETS
Control investments at fair value (cost of $27,353,273 and $27,486,442, respectively)	$23,629,139	$14,280,391
Non-control/non-affiliate investments at fair value (cost of $18,682,876 and $18,682,876, respectively)	8,710,282	7,286,632
Total investments at fair value (cost of $46,036,149 and $46,169,318, respectively)	32,339,421	21,567,023
Cash	939,287	1,725,700
Restricted cash	40,574	25,530
Due from portfolio companies	233,808	199,865
Interest receivable, net of allowance for bad debt of $430,445 and $430,445, respectively	114,375	114,740
Taxes receivable	1,250	7,250
Prepaid expenses	71,674	26,610
Total assets	33,740,389	23,666,718

LIABILITIES
Accrued management fees	449,762	552,121
Accounts payable	57,001	89,461
Due to affiliates	472,500	472,500
Tax expense payable	1,137	1,593
Deferred fee income	24,060	42,056
Accrued expenses and other liabilities	3,408	29,447
Total liabilities	1,007,868	1,187,178

Net assets	$32,732,521	$22,479,540

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at September 30, 2021 and December 31, 2020)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(8,161,872)	(8,161,872)
Distributions in excess of net investment income	(10,398,249)	(9,745,663)
Accumulated unrealized loss on investments	(13,696,728)	(24,602,295)
Total net assets	$32,732,521	$22,479,540
Net asset value per share	$0.272	$0.187

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$-	$185,376	$-	$589,787
Interest income from control investments	254,209	72,777	397,391	94,925
Interest income paid-in-kind from control investments	97,401	-	97,401	21,804
Other income from non-control/non-affiliate investments	6,064	6,064	17,996	21,088
Other income from non-investment sources	21	1,565	85	1,872
Total investment income	357,695	265,782	512,873	729,476

OPERATING EXPENSES
Management fees	74,347	58,382	182,778	214,512
Administration fees	101,643	99,577	300,467	297,077
Audit fees	21,115	21,115	112,682	135,235
Tax preparation fees	-	21,450	19,487	21,920
Legal fees	71,304	31,760	136,914	98,321
Valuation fees	33,000	37,500	99,000	121,500
Directors’ fees	38,625	38,625	114,375	118,875
Insurance expense	41,201	36,053	119,059	105,834
Interest expense	-	1,267	188	3,105
Other general and administrative expenses	20,003	20,207	80,509	61,770
Total operating expenses	401,238	365,936	1,165,459	1,178,149

Net investment loss before tax	(43,543)	(100,154)	(652,586)	(448,673)
Income tax expense	-	1,750	-	7,007
Net investment loss after taxes	(43,543)	(101,904)	(652,586)	(455,680)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(953,012)	(1,558,626)	1,423,650	(10,040,775)
Control investments	(677,563)	1,988,317	9,481,917	(1,382,368)
Net change in unrealized gain (loss) on investments	(1,630,575)	429,691	10,905,567	(11,423,143)
Net increase (decrease) in net assets resulting from operations	$(1,674,118)	$327,787	$10,252,981	$(11,878,823)

Net investment loss per share
Basic	$(0.000)	$(0.001)	$(0.005)	$(0.004)
Diluted	$(0.000)	$(0.001)	$(0.005)	$(0.004)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.014)	$0.003	$0.085	$(0.099)
Diluted	$(0.014)	$0.003	$0.085	$(0.099)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Net assets at beginning of year	$22,479,540	$33,280,329

Increase/(decrease) in net assets resulting from operations:
Net investment loss	$(303,328)	$(159,172)
Net change in unrealized gain/(loss) on investments	4,410,052	(7,565,212)
Net increase/(decrease) in net assets resulting from operations	4,106,724	(7,724,384)

Total increase/(decrease) in net assets	4,106,724	(7,724,384)
Net assets at March 31	$26,586,264	$25,555,945

Increase/(decrease) in net assets resulting from operations
Net investment loss	$(305,715)	$(194,604)
Net change in unrealized gain/(loss) on investments	8,126,090	(4,287,622)
Net increase/(decrease) in net assets resulting from operations	7,820,375	(4,482,226)

Total increase/(decrease) in net assets	7,820,375	(4,482,226)
Net assets at June 30	$34,406,639	$21,073,719

Increase/(decrease) in net assets resulting from operations
Net investment loss	$(43,543)	$(101,904)
Net change in unrealized gain/(loss) on investments	(1,630,575)	429,691
Net increase/(decrease) in net assets resulting from operations	(1,674,118)	327,787

Total increase/(decrease) in net assets	(1,674,118)	327,787
Net assets at September 30	$32,732,521	$21,401,506

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,252,981	$(11,878,823)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	-	(90,537)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	230,570	771,804
Net change in unrealized (gain)/loss on investments	(10,905,567)	11,423,143
Increase in investments due to PIK	(97,401)	(21,804)
Changes in other assets and liabilities:
Due from portfolio companies	(33,943)	(57,281)
Interest receivable	365	(100,555)
Prepaid expenses	(45,064)	(41,070)
Taxes receivable	6,000	44,750
Other receivable	-	2,689
Accrued management fees	(102,359)	214,511
Accounts payable	(32,460)	(126,201)
Due to affiliates	-	202,500
Tax expense payable	(456)	(2,137)
Deferred fee income	(17,996)	(21,088)
Accrued expenses and other liabilities	(26,039)	34,944
Net cash provided by (used in) operating activities	(771,369)	354,845

Net increase (decrease) in cash and restricted cash	(771,369)	354,845
Cash and restricted cash at beginning of period	1,751,230	382,986
Cash and restricted cash at end of period	$979,861	$737,831

Cash	$939,287	$712,329
Restricted Cash	40,574	25,502
Total Cash and Restricted Cash	$979,861	$737,831

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$188	$3,105
Income tax paid	$456	$7,668

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2021

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)

Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,515,321	13.79%
Unsecured loan 6.33%, due 12/31/2021 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				6,331,585	4,515,321	13.79%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	-	-%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	-	-%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,761,121	5.38%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	11,982,324	36.61%
Revolving Loan, 8% Cash, due 12/31/2021(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	6.88%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	311,946	0.95%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	2,807,427	8.58%
Total				12,753,540	17,352,697	53.02%
Total control investments				27,353,273	23,629,139	72.19%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	3/13/2015	$6,800,586	6,800,586	4,574,707	13.98%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2021

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10.0% cash, due 9/30/2022 (2)(5)(7)(9)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$4,134,375	12.63%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	-	-%
Total				11,881,090	4,134,375	12.63%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments				18,682,876	8,710,282	26.61%
Total Portfolio Investments				46,036,149	32,339,421	98.80%

Total Investments				$46,036,149	$32,339,421	98.80%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of September 30, 2021, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of September 30, 2021.
(6)	Represents an illiquid investment. At September 30, 2021, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 4, 2021, the Company received a Final Judgment Order against Great Value Storage, LLC and World Class Capital Group, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.
(9)	On September 1, 2020, the Company received notice from Performance Alloys, LLC that it was not allowed to make its monthly interest payment due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder.

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2021

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of September 30, 2021.

	September 30, 2021
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$32,338,221	98.80%
Canada	1,200	0.00
Total	$32,339,421	98.80%

	September 30, 2021
Industry	Investments at Fair Value	Percentage of Net Assets

Nickel Pipe, Fittings and Flanges	$4,134,375	12.63%
Casual Dining	17,352,697	53.02
Storage Company Property Management	4,574,707	13.98
Staffing	4,515,321	13.79
Energy Services	1,761,121	5.38
Security	1,200	0.00
Total	$32,339,421	98.80%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)

Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,008,208	13.38%
Unsecured loan 6.33%, due 12/31/2021 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (7)		12/31/2016	1	-	-	-%
Total				6,331,585	3,008,208	13.38%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	1,516,144	1,516,144	-	-
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	-	-%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,658,680	7.38%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	6,910,188	30.74%
Revolving Loan, 8% Cash, due 12/31/2021 (7)		6/29/2015	$2,384,169	2,384,169	2,703,315	12.03%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (7)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,886,709	9,613,503	42.77%
Total control investments				27,486,442	14,280,391	63.53%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	3/13/2015	$6,800,586	6,800,586	5,057,932	22.50%

See notes to financial statements (unaudited).

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020

(Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 9/30/2022 (2)(5)(7)(9)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$2,227,500	9.91%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	-	-%
Total				11,881,090	2,227,500	9.91%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments				18,682,876	7,286,632	32.42%
Total Portfolio Investments				46,169,318	21,567,023	95.95%

Total Investments				$46,169,318	$21,567,023	95.95%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2020, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2020.
(6)	Represents an illiquid investment. At December 31, 2020, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.
(9)	On September 1, 2020, the Company received notice from Performance Alloys, LLC that it was not allowed to make its monthly interest payment due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder.

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

September 30, 2021

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. On August 19, 2021, we provided an update with respect to our strategic review process and reported that the process was ongoing and that our options have been enhanced by significant valuation growth in our portfolio. As of September 30, 2021 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three and nine months ended September 30, 2021 may not be indicative of the results ultimately achieved for the year ended December 31, 2021 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2021, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2020, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

September 30, 2021

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of September 30, 2021, there were no changes in valuation technique from the fair value measurements as of June 30, 2021.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

Investment Valuation

We expect that most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our board of directors, including reflecting significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Financial Accounting Standards Board Accounting Standards Codification, “Fair Value Measurements and Disclosures”, or ASC 820. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

We will adjust the valuation of our portfolio quarterly to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized gain or loss on investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30,	December 31,
	2021	2020
Cash	$939,287	$1,725,700
Restricted Cash	40,574	25,530
Total Cash and Restricted Cash	$979,861	$1,751,230

As of September 30, 2021 and December 31, 2020 restricted cash consisted of cash held for deposit with law firms that represents the Company in its litigation with Great Value Storage, LLC.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of September 30, 2021 and December 31, 2020, the Company did not purchase any U.S. Treasury Bills.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

Other fee income from investment sources, includes annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $6,064 and $6,064 for the three months ended September 30, 2021, and 2020, respectively. Income from such sources was $17,996 and $21,088 for the nine months ended September 30, 2021, and 2020, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $21 and $1,565 for the three months ended September 30, 2021 and 2020, respectively. Income from such sources was $85 and $1,872 for the nine months ended September 30, 2021 and 2020, respectively

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three months and nine months ended September 30, 2021, PIK interest was $97,401 and $97,401. For the three and nine months ended September 30, 2020, PIK interest was $0 and $21,804, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three and nine months ended September 30, 2021 and 2020, were incurred in the normal operating course of business and are included in legal fees on the Statement of Operations.

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company, prior to the final judgment received on March 4, 2021, for the nine months ended September 30, 2021 and 2020 were $14,423 and $61,261, respectively. These amounts are recoverable per the loan agreements and are invoiced to GVS and included in the amount Due from portfolio companies on the Statements of Assets and Liabilities. The amounts invoiced to the Company, after the final judgment received on March 4, 2021, for the nine months ended September 30, 2021 were $35,003. These amounts are for fees incurred to recover our judgment and were expensed to Legal fees on the Statements of Operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

The Company did not meet the qualifications of a RIC for the 2020 tax year and was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). The failure to qualify as a RIC, however, did not impact the 2020 tax year as the Company had net operating losses and no realized gains in the tax year. Further, the Company has net operating losses and capital losses from prior years it can carry forward to offset taxable income.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three and nine months ended September 30, 2021 and 2020, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and nine months ended September 30, 2021 and 2020, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(1,674,118)	$327,787	$10,252,981	$(11,878,823)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.014)	$0.003	$0.085	$(0.099)
Diluted	$(0.014)	$0.003	$0.085	$(0.099)

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Level 1		Level 2	Level 3	Total
Portfolio Investments
First Lien Loans		$-	$-	$18,808,031	$18,808,031
Second Lien Loans		-	-	8,649,696	8,649,696
Equity		-	-	4,881,694	4,881,694
Total Portfolio Investments		-	-	32,339,421	32,339,421
Total Investments	$		$-	$32,339,421	$32,339,421

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,671,435	$14,671,435
Second Lien Loans	-	-	5,235,708	5,235,708
Equity	-	-	1,659,880	1,659,880
Total Portfolio Investments	-	-	21,567,023	21,567,023
Total Investments	$-	$-	$21,567,023	$21,567,023

During the nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2021 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Amortization	-	-	-	-	-
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	(230,570)	-	-	-	(230,570)
Payment-in-kind interest	97,401	-	-	-	97,401
Change in unrealized gain on investments	4,269,765	3,413,988	-	3,221,814	10,905,567
Fair value at end of period	$18,808,031	$8,649,696	$-	$4,881,694	$32,339,421
Change in unrealized gain on Level 3 investments still held as of September 30, 2021	$4,269,765	$3,413,988	$-	$3,221,814	$10,905,567

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2020 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Purchases of investments	-	90,537	-	-	90,537
Sales or repayment of investments	-	(1,663,690)	(21,804)	-	(1,685,494)
Payment-in-kind interest	-	-	21,804	-	21,804
Realized loss on investments		(7,502,982)			(7,502,982)
Change in unrealized gain (loss) on investments	931,262	(3,644,609)	-	4,003	(2,709,344)
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2020	$931,262	$(828,344)	$(2,816,265)	$4,003	$(2,709,344)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2021:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$4,574,707	Discounted Cash Flow	Discount rate	55.00%-65.00% (60.0%)
	14,233,324	Enterprise Value Coverage	EV / Store Level EBITDAR	5.25x-5.75x (5.50x)
			Location value	$1,275,000-$1,375,000 ($1,325,000)
Total	18,808,031

Second Lien Loans	8,649,696	Enterprise Value Coverage	EV / RR Revenue multiple	0.45x-0.50x (0.48x)
			EV / 2021 Adjusted revenue	0.65x-0.65x (0.65x)
			EV / CFY EBITDA	7.50x-8.50x (8.00x)
			EV / CFY Revenue	0.95x-1.05x (1.00x)
Total	8,649,696

Unsecured Loans	-	Enterprise Value Coverage	EV / RR Revenue Multiple	0.45x-0.50x (0.48x)
Total	-

Equity	3,119,373	Enterprise Value Coverage	EV / RR Revenue multiple	0.45x-0.50x (0.48x)
			EV / 2021 Adjusted revenue	0.65x-0.65x (0.65x)
			EV / CFY EBITDA	7.50x-8.50x (8.00x)
			EV / CFY revenue	0.95x-1.05x (1.00x)
			EV / STORE LEVEL EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$1,275,000-$1,375,000 ($1,325,000)
	1,761,121	Appraisal Value Coverage	Cost Approach	$1,458,000-$1,782,000 ($1,620,000)
			Sales Comparison Approach	$1,350,000-$1,650,000 ($1,500,000)
Total	4,880,494
Total Level 3 Investments	$32,338,221

(1)	There was no change in valuation technique from the fair value measurements as of June 30, 2021.
(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of September 30, 2021.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$5,057,932	Discounted Cash Flow	Discount Rate	60.0%-70.0% (65.0%)
	9,613,503	Enterprise Value Coverage	EV / Store level EBITDAR	5.00x-5.50x(5.25x)
			Location Value	$750,000-$850,000 ($800,000)
Total	14,671,435

Second Lien Loans	3,008,208	Enterprise Value Coverage	EV / LQA Revenue Multiple	0.38x-0.43x (0.40x)
			EV / LQA EBITDA Multiple	6.00x-6.50x (6.25x)
			EV / 2021 Adjusted Revenue	0.65x-0.65x (0.65x)
	2,227,500	Black-Scholes	Time Horizon	0.00x-1.75years (0.88years)
			Volatility	57.50%-57.50% (57.50%)
Total	5,235,708

Unsecured Loans	-	Enterprise Value Coverage	EV/LQA Revenue Multiple	0.38x-0.43x (0.40x)
			EV/LQA EBITDA Multiple	6.00x-6.50x (6.25x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue multiple	0.38x-0.43x (0.40x)
			EV/LQA EBITDA Multiple	6.00x-6.50x (6.25x)
			EV / 2021 Adjusted Revenue	0.65x-0.65x (0.65x)
			EV / STORE LEVEL EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$750,000-$850,000 ($800,000)
	1,658,680	Appraisal Value Coverage	Cost Approach	$1,296,000-$1,584,000 ($1,440,000)
			Sales Comparison Approach	$1,296,000-$1,584,000 ($1,440,000)
	-	Black-Scholes	Time Horizon	0.00-1.75 years (0.88 years)
			Volatility	57.50%-57.50% (57.50%)
Total	1,658,680
Total Level 3 Investments	$21,565,823

(1)	There was no change in valuation technique from the fair value measurement as of September 30, 2020.
(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

September 30, 2021

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

Management fees earned by House Hanover for the three months ended September 30, 2021 and September 30, 2020 were $74,347 and $58,382, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2021 and September 30, 2020 were $182,778 and $214,512, respectively.

As of September 30, 2021 and December 31, 2020, management fees of $449,762 and $552,121, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid until such time as the Company has sufficient capital to pay them.

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

September 30, 2021

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

On January 1, 2018, Princeton Capital Corporation directly entered into a service agreement with SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to the Company. In exchange for providing services, the Company pays the Sub-Administrator an asset-based fee with a $136,573 annual minimum as adjusted for any reimbursement of expenses. This annual minimum was amended in the service agreement on April 20, 2019 and increased on July 1, 2020 and again on July 1, 2021 by the US Consumer Price Index – All Urban Consumers per the service agreement. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $67,500 and fees to the Sub-Administrator were $34,143 for the three months ended September 30, 2021, as shown on the Statements of Operations under administration fees. Administration fees were $202,500 and fees to the Sub-Administrator were $97,967 for the nine months ended September 30, 2021, as shown on the Statements of Operations under administration fees.

Administration fees were $67,500 and fees to the Sub-Administrator were $32,077 for the three months ended September 30, 2020, as shown on the Statements of Operations under administration fees. Administration fees were $202,500 and fees to the Sub-Administrator were $94,577 for the nine months ended September 30, 2020, as shown on the Statements of Operations under administration fees.

As of September 30, 2021 and December 31, 2020, administration fees of $472,500 and $472,500, respectively, were payable to House Hanover and are recorded as Due to affiliates on the Statements of Assets and Liabilities. House Hanover is allowing administration fees to accrue and not be paid until such time as the Company has sufficient capital to pay them.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2021, none of the portfolio companies had accepted our offer for such services.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.286	$0.175
Net investment loss	-	(0.001)
Realized gain (loss)	-	-
Change in unrealized gain (loss)	(0.014)	0.004
Net asset value at end of period	$0.272	$0.178
Total return based on net asset value (2)	(4.9)%	1.7%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$32,732,521	$21,401,506
Average net assets	$34,388,442	$21,077,282
Ratio of net operating expenses to average net assets (3)	4.6%	6.9%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	3.8%	5.8%
Ratio of net investment loss to average net assets (3)	(0.5)%	(1.9)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(0.5)%	(1.9)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(19.3)%	6.2%
Portfolio Turnover	0.40%	0.00%

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.187	$0.276
Net investment loss	(0.005)	(0.004)
Realized gain (loss)	-	-
Change in unrealized gain (loss)	0.090	(0.094)
Net asset value at end of period	$0.272	$0.178
Total return based on net asset value (2)	45.5%	(35.9)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$32,732,521	$21,401,506
Average net assets	$27,905,393	$26,573,008
Ratio of net operating expenses to average net assets (3)	5.6%	5.9%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.7%	4.8%
Ratio of net investment loss to average net assets (3)	(3.1)%	(2.3)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(3.1)%	(2.3)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	49.1%	(59.5)%
Portfolio Turnover	0.47%	0.35%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per Share Data (1):
Net asset value at beginning of year	$0.276	$0.345	$0.344	$0.365	$0.400
Net investment income (loss)	(0.005)	(0.009)	0.009	0.008	(0.004)
Change in unrealized gain (loss)	(0.022)	(0.060)	(0.007)	(0.035)	(0.019)
Realized gain (loss)	(0.062)	-	(0.001)	0.006	(0.012)
Net asset value at end of year	$0.187	$0.276	$0.345	$0.344	$0.365
Total return (loss) based on net asset value (2)	(32.60)%	(20.0)%	0.3%	(5.8)%	(8.8)%
Weighted average shares outstanding for year, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of year	$22,479,540	$33,280,329	$41,554,951	$41,407,539	$43,985,319
Average net assets	$25,276,013	$38,504,249	$41,416,562	$42,634,685	$46,991,446
Total operating expenses to average net assets	6.2%	5.8%	5.4%	3.8%	5.8%
Net operating expenses to average net assets (4)	6.2%	5.8%	5.4%	3.3%	5.8%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	5.2%	4.9%	4.3%	2.8%	4.3%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	5.2%	4.9%	4.3%	3.2%	4.3%
Net investment income (loss) to average net assets	(2.7)%	(2.8)%	2.5%	2.4%	(1.1)%
Net investment income (loss) to average net assets, excluding management fee waiver	(2.7)%	(2.8)%	2.5%	1.9%	(1.1)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(3.0)%	(2.8)%	2.5%	0.1%	(1.1)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver (5)	(3.0)%	(2.8)%	2.5%	(0.4)%	(1.1)%
Net increase (decrease) in net assets resulting from operations to average net assets	(42.7)%	(21.5)%	0.4%	(6.0)%	(9.0)%
Portfolio Turnover	0.4%	0.7%	0.5%	7.0%	1.1%

(1)	Financial highlights are based on weighted average shares outstanding.

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three and nine months ended September 30, 2021 and 2020, the Company did not exclude any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

(4)	Net operating expenses includes a management fee waiver in the amount of $216,559 for the year ended December 31, 2017.

(5)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2021. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

Great Value Storage Litigation

On March 14, 2019, we filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC (“World Class”), and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. On January 22, 2021, the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against GVS and World Class. On March 4, 2021, the Final Judgment Order was entered awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. On June 2, 2021, the GVS Defendants filed a Notice of Appeal and has a deadline to file its appeal brief by August 9, 2021. On June 30, 2021, the Company filed a Motion for Post-Judgment Receivership to appoint a receiver to the court to collect the judgment on our behalf. On September 8, 2021, the court granted the appointment of a receiver. On October 8, 2021 an appellate court granted a temporary stay of the receiver to allow the GVS defendants to seek a supersedeas bond, a status of which is to be filed with the Court of Appeals by November 15, 2021, or the receiver could be reinstated.

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

September 30, 2021

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

The Company has determined that Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at September 30, 2021 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Nine months Ended September 30, 2021	Nine months Ended September 30, 2020	Nine months Ended September 30, 2021	Nine months Ended September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$13,931	$10,378	$5,906	$5,023
Gross Profit	9,813	7,432	1,357	1,279
Net Income (Loss)	1,265	(2,081)	591	(620)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ending September 30, 2021 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2020 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2021.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2021	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2020	Purchases (2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2021
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,008,208	$-	$-	$1,507,113	$4,515,321
Unsecured loan Consolidated BL Note 6.33% due 12/31/2021	$1,381,586	65,411	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	-	-	-	-	-
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,658,680	-	-	102,441	1,761,121
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,910,188	-	-	5,072,136	11,982,324
Revolving Loan, 8% Cash, due 12/31/2021	$2,251,000	429,381	2,703,315	97,401	(230,570)	(319,146)	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	311,946	311,946
Membership Interest – Class A (3)	99.997%	-	-	-	-	2,807,427	2,807,427
Total Control Investments		$494,792	$14,280,391	$97,401	$(230,570)	$9,481,917	$23,629,139

(1)	Represents an illiquid investment.

(2)	Includes PIK interest.

(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2019 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2020.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2020	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2019	Purchases (2)	Sale	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2020
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,816,265	$-	$-	-	$(310,463)	$2,505,802
Unsecured loan 6.33% PIK, due 12/31/2020(2)	$1,381,586	65,995	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	1,266,245	-	-	-	(1,085,349)	180,896
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,654,677	-	-	-	(73,756)	1,580,921
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	5,073,470	-	-	-	38,704	5,112,174
Revolving Loan, 8% PIK, due 12/31/2020 (2)	$2,384,169	50,734	2,383,886	-	-	-	48,496	2,432,382
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$116,729	$13,194,543	$-	$-	$-	$(1,382,368)	$11,812,175

(1)	Represents an illiquid investment.

(2)	Includes PIK interest.

(3)	Non-income producing security.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of September 30, 2021 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.`

Corporate History

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

At September 30, 2021, the Company had investments in 7 portfolio companies. The total cost and fair value of the total investments were approximately $46.0 million and $32.3 million, respectively. The composition of our investments by asset class as of September 30, 2021 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,404,530	$18,808,031	58.15%
Second Lien Loans	12,766,144	8,649,696	26.75
Unsecured Loans	1,381,586	-	0.00
Equity	16,483,889	4,881,694	15.10
Total Portfolio Investments	$46,036,149	$32,339,421	100.00%

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

At September 30, 2021, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 10.05% of which approximately 7.36% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2020, our weighted average yield based upon cost of our portfolio investments was approximately 7.39% of which approximately 7.39% is current cash interest.

At September 30, 2021 and December 31, 2020, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the nine months ended September 30, 2021 are as follows:

●	On March 4, 2021, the Final Judgment Order was entered, after the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against Great Value Storage, LLC and World Class Capital Group, LLC, awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. On June 2, 2021, the GVS Defendants filed a Notice of Appeal and has a deadline to file its appeal brief by August 9, 2021. On June 30, 2021, the Company filed a Motion for Post-Judgment Receivership to appoint a receiver to the court to collect the judgment on our behalf. On September 8, 2021, the court granted the appointment of a receiver. On October 8, 2021 an appellate court granted a temporary stay of the receiver to allow the GVS defendants to seek a supersedeas bond, a status of which is to be filed with the Court of Appeals by November 15, 2021, or the receiver could be reinstated (see Note 8).

●	On September 30, 2021, the Company received interest payments totaling $462,736 consisting of $50,734 of current interest, $181,431 of cash interest owed from periods prior to December 31, 2017, and $230,571 of PIK interest.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021			As of December 31, 2020
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	14,233,324	44.01	1	—	—	—
4	9,090,028	28.11	2	17,679,643	81.97	3
5	4,134,375	12.78	2	2,227,500	10.33	2
	$27,457,727	84.90%	5	$19,907,143	92.30%	5

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2021, we had 5 loans on non-accrual status and as of December 31, 2020, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

	Three Months Ended September 30, 2021 (unaudited)		Three Months Ended September 30, 2020 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$351,610	$0.003	$258,153	$0.002
Other income	6,085	0.000	7,629	0.000
Total investment income	357,695	0.003	265,782	0.002

Operating expenses
Management fees	74,347	0.001	58,382	0.001
Administration fees	101,643	0.001	99,577	0.001
Audit fees	21,115	0.000	21,115	0.000
Tax preparation fee	-	-	21,450	0.000
Legal fees	71,304	0.001	31,760	0.000
Valuation fees	33,000	0.000	37,500	0.000
Directors’ fees	38,625	0.000	38,625	0.001
Insurance expense	41,201	0.000	36,053	0.000
Interest expense	-	-	1,267	0.000
Other general and administrative expenses	20,003	0.000	20,207	0.000
Total net operating expenses	401,238	0.003	365,936	0.003

Net investment loss before tax	(43,543)	(0.000)	(100,154)	(0.001)
Income tax expense	-	-	1,750	0.000
Net investment loss after tax	$(43,543)	$(0.000)	$(101,904)	$(0.001)
Net change in unrealized gain (loss)	$(1,630,575)	$(0.014)	$429,691	$0.004
Net increase (decrease) in net assets resulting from operations	$(1,674,118)	$(0.014)	$327,787	$0.003

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended September 30, 2021 and September 30, 2020, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $97,401 and $0 for the three months ended September 30, 2021 and 2020, respectively.

Operating Expenses

Total net operating expenses increased from $365,936 for the three months ended September 30, 2020 to $401,238 for the three months ended September 30, 2021. The increase is primarily due to an increase in management fees and legal expense, offset by decrease in tax preparation fee, for the three months ended September 30, 2021.

Total operating expenses per share remained unchanged from $0.003 per share for the three months ended September 30, 2020 and for the three months ended September 30, 2021.

Net Investment Loss After Tax

Net investment loss after tax decreased from a loss of $101,904 for the three months ended September 30, 2020 to a loss of $43,543 for the three months ended September 30, 2021. Net investment loss decreased primarily due to the increase in investment income, partially offset by a decrease in operating expense noted above.

Net investment loss after tax per share remained consistent at $0.000 for three months ended September 30, 2020 and 2021, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2021 and 2020, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(1,630,575) for the three months ended September 30, 2021 primarily in connection with losses of $(1,442,387), and $(1,022,828) on Great Value Storage, LLC., and Rockfish Holdings, LLC. Which was partially offset by a gain of $489,375 on Performance Alloys, Inc.

Net change in unrealized gain (loss) on investments totaled a gain of $429,691 for the three months ended September 30, 2020 primarily in connection with gains of $1,398,251, and $544,180 on Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc., which were partially offset by losses of $1,451,250 and $168,950 from Performance Alloys, Inc. and Great Value Storage, LLC.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

	Nine Months Ended September 30, 2021 (unaudited)		Nine Months Ended September 30, 2020 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$494,792	$0.004	$706,516	$0.006
Other income	18,081	0.000	22,960	0.000
Total investment income	512,873	0.004	729,476	0.006

Operating expenses
Management fees	182,778	0.002	214,512	0.002
Administration fees	300,467	0.002	297,077	0.002
Audit fees	112,682	0.001	135,235	0.001
Tax preparation fee	19,487	0.000	21,920	0.000
Legal fees	136,914	0.001	98,321	0.001
Valuation fees	99,000	0.001	121,500	0.001
Other professional fees	-	-	-	0.000
Directors’ fees	114,375	0.001	118,875	0.001
Insurance expense	119,059	0.001	105,834	0.001
Interest expense	188	0.000	3,105	0.000
Other general and administrative expenses	80,509	0.001	61,770	0.001
Total net operating expenses	1,165,459	0.010	1,178,149	0.010

Net investment loss before tax	(652,586)	(0.006)	(448,673)	(0.004)
Income tax expense	-	-	7,007	0.000
Net investment loss after tax	$(652,586)	$(0.006)	$(455,680)	$(0.004)
Net change in unrealized gain (loss)	$10,905,567	$0.091	$(11,423,143)	$(0.095)
Net increase decrease in net assets resulting from operations	$10,252,981	$0.085	$(11,878,823)	$(0.099)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the nine months ended September 30, 2021 and September 30, 2020, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $97,401 and $21,804 for the nine months ended September 30, 2021 and 2020, respectively.

Operating Expenses

Total net operating expenses decreased from $1,178,149 for the nine months ended September 30, 2020 to $1,165,459 for the nine months ended September 30, 2021. The decrease is primarily due to a decrease in valuation fees, audit fees and management expense for the nine months ended September 30, 2021, which was partially offset by an increase in legal fee and other general and administrative expenses and insurance expense.

Total operating expenses per share remained consistent at $0.010 per share for the nine months ended September 30, 2020 and for the nine months ended September 30, 2021.

Net Investment Loss After Tax

Net investment loss after tax increased from a loss of $455,680 for the nine months ended September 30, 2020 to a loss of $652,586 for the nine months ended September 30, 2021. This increase in a loss was primarily due to a decrease in investment income, which was minimally offset by a decrease in expenses as explained above.

Net investment loss after tax per share increased from $0.004 to $0.005 for nine months ended September 30, 2020 and 2021, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the nine months ended September 30, 2021 and 2020, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) on investments totaled a gain of $10,905,567 for the nine months ended September 30, 2021 primarily in connection with gains of $4,752,990, $3,119,373, and $1,906,875 and $1,507,113 on Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC, Performance Alloys, Inc., and Advantis Certified Staffing Solutions, Inc.

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

As of September 30, 2021, we had $939,287 in cash and $40,574 in restricted cash, and our net assets totaled $32,732,521. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of September 30, 2021, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the nine months ended September 30, 2021 and 2020, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended September 30, 2021 and September 30, 2020 were $74,347 and $58,382, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2021 and September 30, 2020 were $182,778 and $214,512, respectively.

As of September 30, 2021 and December 31, 2020, management fees of $449,762 and $552,121, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds.

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

Recent Developments

Subsequent to the quarter ending September 30, 2021 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of September 30, 2021, all of our debt investments are fixed rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2021), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2021, there were no material legal proceedings against the Company or any of its officers or directors.

Great Value Storage Litigation

On March 14, 2019, the Company filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC (“World Class”), and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. On January 22, 2021, the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against GVS and World Class. On March 4, 2021, the Final Judgment Order was entered awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. On June 2, 2021, the GVS Defendants filed a Notice of Appeal and has a deadline to file its appeal brief by August 9, 2021. On June 30, 2021, the Company filed a Motion for Post-Judgment Receivership to appoint a receiver to the court to collect the judgment our behalf. On September 8, 2021, the court granted the appointment of a receiver. On October 8, 2021 an appellate court granted a temporary stay of the receiver to allow the GVS defendants to seek a supersedeas bond, a status of which is to be filed with the Court of Appeals by November 15, 2021, or the receiver could be reinstated.

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

Dated: November 12, 2021	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 12, 2021	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)