Form 10-K
period 2021-12-31
PRINCETON CAPITAL CORP
filed 2022-03-31
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $760,264 based on the closing price of $0.152 per share on the Over the Counter Pink Market on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 31, 2022, there were 120,486,061 shares of common stock, $.001 par value, issued and outstanding.

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

The full text of the House Hanover Investment Advisory Agreement is attached as Exhibit 10.1 to the Form 8-K filed on March 31, 2018 and incorporated by reference therein. A summary of the House Hanover Investment Advisory Agreement is set forth herein.

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. On August 19, 2021, we provided an update with respect to our strategic review process and reported that the process was ongoing and that our options have been enhanced by significant valuation growth in our portfolio. As of December 31, 2021 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative.

The following discussion describes the Company as of December 31, 2021 as it relates to the financial statements covered by this Annual Report on Form 10-K and as of the latest practicable date for other information about the Company.

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

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2021 and 2020 taxable years.

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

Competition

Our primary competitors in providing financing to small and lower middle-market companies include public and private funds, other BDC’s, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify as a regulated investment company or “RIC”. The Company did not meet the qualifications of a RIC for the 2021 tax year and will be taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party on May 14, 2021.

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

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act. On an annual basis and in general, BDCs intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Code. However, we did not meet the qualifications of a RIC for the 2021 tax year and will be taxed as a corporation under Subchapter C of the Code. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved . The 1940 Act contains prohibitions and restrictions relating to transactions between BDC’s and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. If we incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure could have a material adverse effect on us and our stockholders. As disclosed elsewhere in this annual report, we have failed to qualify as a RIC since inception and the Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2021 and 2020 taxable years.

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

As a BDC, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation quarterly. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, which are provided by a nationally recognized independent valuation firm. Beginning with the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations of the Company’s Level 3 investments. This valuation firm provides a range of values for selected investments, which is presented to the Valuation Committee to determine the value for each of the selected investments.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, general economic conditions, and the performance of our investments. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account certain factors, if relevant, in determining the fair value of our investments. These factors could include, but are not limited to available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, earnings, discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions, and the principal market and enterprise values.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company, exercise warrants, options or convertible securities that were acquired in the original or subsequent financing, or preserve or enhance the value of our investment.

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

Our share ownership is concentrated.

As of March 31, 2022 the Partnerships beneficially own approximately 95% of our outstanding common stock. As a result, the Partnerships will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of the Partnerships may not always coincide with the interests of our other stockholders.

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

Item 3. LEGAL PROCEEDINGS

As of December 31, 2021, there were no material legal proceedings against the Company or any of its officers or directors.

Great Value Storage Litigation

On March 14, 2019, the Company filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC (“World Class”), and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. On January 22, 2021 the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against GVS and World Class. On March 4, 2021, the Final Judgment Order was entered awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. The GVS Defendants filed an appeal of the Partial Summary Judgment and the Company has responded to that appeal. The Appeal is pending in the appellate court. On June 30, 2021, the Company filed a Motion for Post-Judgment Receivership to appoint a receiver to the court to collect the judgment on our behalf. On September 8, 2021, the court granted the appointment of a receiver. While the appellate court granted a temporary stay of the receiver to allow the GVS defendants to seek a supersedeas bond, that temporary stay has been lifted and the receiver has been reinstated.

The Company has not received financial statements from GVS since August 2018 and does not have current information regarding the properties owned by GVS affiliates which have been managed by GVS (some of which have filed for Chapter 11 bankruptcy). The Company is concurrently seeking recovery in the U.S. Bankruptcy Court for the Northern District of Texas, as it has been discovered that Natin Paul had transferred the properties from the GVS Defendants and to the debtor entities that filed bankruptcy.

Because of the inherent uncertainty of litigation, the fair market value of our investment in GVS may be materially lower than the value included in our financial statements.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. Other than set forth above, the Company is not currently subject to any material legal proceedings, nor to our knowledge, is any material legal proceeding threatened against us.

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

Quarter Ending	Quarterly High	Quarterly Low

December 31, 2021	$0.35	$0.29
September 30, 2021	$0.40	$0.15
June 30, 2021	$0.21	$0.14
March 31, 2021	$0.51	$0.12

December 31, 2020	$0.15	$0.14
September 30, 2020	$0.15	$0.14
June 30, 2020	$0.22	$0.12
March 31, 2020	$0.35	$0.21

December 31, 2019	$0.45	$0.22
September 30, 2019	$0.29	$0.18
June 30, 2019	$0.25	$0.18
March 31, 2019	$0.39	$0.13

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

Holders of record

As of March 25, 2022, there were 38 shareholders of our common stock.

The number of record holders reflects shares held by a broker as one record holder. The underlying shares may be held by one or more beneficial owners.

The Company feels the actual number of common stockholders may be significantly higher as 1,624,500 shares of common stock are held in street name which reflected approximately 1.30% of the outstanding shares of common stock as of March 25, 2022, according to our transfer agent.

Dividends

Our dividends, if any, are determined by our board of directors. To date since the Reincorporation, no dividends have been declared or distributed to stockholders. The Company was taxed as a C corporation and subject to federal and state corporation income taxes for its 2020 taxable year. The Company did not meet the qualifications of a RIC for the 2021 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. While the Company does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

For each of the fiscal years ended December 31, 2021, 2020, and 2019, the Company did not declare any cash dividends on the Company’s common stock.

Sale of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2021.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the past five fiscal years. The graph assumes that, on December 31, 2016, a person invested $100 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. Our Company is quoted on the OTC Pink Market and are thus not traded on a public exchange.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material’’ or to be “filed’’ with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During the year ended December 31, 2021, there were no repurchases made by or on behalf of the issuer of shares of equity securities.

EQUITY COMPENSATION PLAN INFORMATION

The Company does not currently have any equity incentive plan.

Item 6. [RESERVED]

The following selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Financial Position as of December 31:

	2021	2020	2019	2018	2017
Total assets	$35,232,257	$23,666,718	$34,114,468	$41,970,679	$41,948,380
Total liabilities	759,265	1,187,178	834,139	415,728	540,841
Net assets	$34,472,992	$22,479,540	$33,280,329	$41,554,951	$41,407,539
Net asset value per outstanding share	0.286	0.187	0.276	0.345	0.344
Common shares outstanding	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061

Operating Data for the last five fiscal years ended December 31:

	2021	2020	2019	2018	2017
Total investment income	$874,536	$904,943	$1,145,266	$3,276,525	$2,433,546
Net expenses (including taxes)	1,754,322	1,580,138	2,217,219	2,236,962	1,417,992
Net investment income (loss)	$(879,786)	$(675,195)	$(1,071,953)	$1,039,563	$1,015,554

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. On August 19, 2021, we provided an update with respect to our strategic review process and reported that the process was ongoing and that our options have been enhanced by significant valuation growth in our portfolio. As of December 31, 2021 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative.

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

On an annual basis and in general, BDCs intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, a BDC must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, BDCs generally will not have to pay corporate-level taxes on any income they distribute to their stockholders. We did not meet the qualifications of a RIC for the 2020 or 2021 tax years and will be taxed as a corporation under Subchapter C of the Code. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved.

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

At December 31, 2021, the Company had investments in 7 portfolio companies. The total cost and fair value of the total investments were approximately $46.0 million and $34.3 million, respectively. The composition of our investments by asset class as of December 31, 2021 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,404,530	$19,400,200	56.6%
Second Lien Loans	12,766,144	11,435,134	33.3
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	3,471,758	10.1
Total Portfolio Investments	46,036,149	34,307,092	100.00
Total Investments	$46,036,149	$34,307,092	100.00%

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

At December 31, 2021, our weighted average yield based upon cost of our portfolio investments was approximately 9.08% of which approximately 9.08% is current cash interest. At December 31, 2020, our weighted average yield based upon cost of our portfolio investments was approximately 7.39% of which approximately 7.39% is current cash interest.

At December 31, 2021 and December 31, 2020, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the year ended December 31, 2021 are as follows:

●	On March 4, 2021, the Final Judgment Order was entered, after the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against Great Value Storage, LLC and World Class Capital Group, LLC, awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. (See Note 9 of the Notes to Financial Statements)

●	On September 30, 2021, the Company received interest payments from Rockfish Seafood Grill, Inc. totaling $462,736 consisting of $50,734 of current interest, $181,431 of cash interest owed from periods prior to December 31, 2017, and $230,571 of PIK interest.

●	Effective November 1, 2021, the Company amended the Subordinated Note and Securities Purchase Agreement with Performance Alloys, LLC curing all defaults and extending the maturity of the loan to December 31, 2023. In return, Performance Alloys resumed monthly interest payments to the Company and also paid the Company four months of accrued interest.

●	Effective December 31, 2021, the Company amended the Revolving Promissory Note with Rockfish Seafood Grill, Inc. to extend the maturity date of the note to December 31, 2022.

●	Effective December 31, 2021, the Company amended the Amended, Restated and Consolidated Promissory Note with Advantis Certified Staffing Solutions, Inc. to extend the maturity date of the note to December 31, 2022.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always end up in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021			As of December 31, 2020
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	21,380,690	69.34	2	—	—	—
4	9,296,485	30.15	2	17,679,643	88.81	3
5	158,159	0.51	1	2,227,500	11.19	2
	$30,835,334	100.00%	5	$19,907,143	100.00%	5

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2021, we had 4 loans on non-accrual status and as of December 31, 2020, we had 5 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

●	and all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Years Ended December 31, 2021, 2020, and 2019

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$849,731	$0.007	$783,633	$0.007	$1,115,620	$0.009
Other income	24,805	0.000	121,310	0.001	29,646	0.000
Total investment income	874,536	0.007	904,943	0.008	1,145,266	0.009

Operating expenses
Management fees	265,340	0.002	266,984	0.002	364,135	0.003
Administration fees	402,110	0.004	396,324	0.003	407,500	0.003
Audit Fees	159,547	0.001	197,550	0.002	284,020	0.002
Legal Fees	349,332	0.003	131,451	0.001	187,381	0.002
Valuation fees	132,000	0.001	159,000	0.001	170,920	0.001
Other professional fees	19,487	0.000	21,920	0.000	24,350	0.000
Directors’ fees	150,000	0.001	150,000	0.001	148,500	0.001
Insurance expense	160,260	0.002	141,893	0.001	128,551	0.001
Interest expense	188	0.000	3,598	0.000	3,527	0.000
Other general and administrative expenses	116,058	0.001	93,053	0.001	103,431	0.001
Bad debt expense	-	-	16,549	0.000	413,928	0.003
Total operating expenses	1,754,322	0.015	1,578,322	0.012	2,236,243	0.017
Total net operating expenses	1,754,322	0.015	1,578,322	0.012	2,236,243	0.017

Net investment income (loss) before tax	(879,786)	(0.007)	(673,379)	(0.006)	(1,090,977)	(0.009)
Income tax expense (benefit)	-	-	1,816	-	(19,024)	-
Net investment income (loss) after tax	(879,786)	(0.007)	(675,195)	(0.006)	(1,071,953)	(0.009)
Net change in unrealized gain ((loss)	12,873,238	0.107	(2,709,344)	(0.022)	(7,202,669)	(0.060)
Net realized loss	-	-	(7,416,250)	(0.062)	-	(0.000)
Net increase (decrease) in net assets resulting from operations	$11,993,452	$0.100	$(10,800,789)	$(0.090)	$(8,274,622)	$(0.069)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061, 120,486,061 and 120,486,061 shares outstanding for the years ended December 31, 2021, 2020, and 2019, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $97,401, $21,804, and $211,102, for the years ended December 31, 2021, 2020, and 2019, respectively.

Operating Expenses

Total net operating expenses increased from $1,578,322 for the year ended December 31, 2020 to $1,754,322 for the year ended December 31, 2021. The increase is primarily due to a increase in legal expense, and to a lesser extent, insurance fees and other general and administrative expenses. The increase was minimally offset by an decrease in audit fees, valuation fees and bad debt expense.

Total net operating expenses per share increased from $0.012 per share for the year ended December 31, 2020 to $0.015 per share for the year ended December 31, 2021.

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

Net Investment Income (Loss)

Net investment income (loss) (after tax) increased from $(675,195) for the year ended December 31, 2020 to $(879,786) for the year ended December 31, 2021. This increase is primarily due to a increase in legal, insurance and other general and administrative expenses as well as a decrease interest income for the year ended December 31, 2021.

Net investment income (loss) (after tax) per share increased from $(0.006) per share for the year ended December 31, 2020 to $(0.007) per share for the year ended December 31, 2021.

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

For the year ended December 31, 2021, we did not recognize any realized gain or loss.

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

Net change in unrealized gain (loss) on investments totaled a gain of $12,873,238 for the year ended December 31, 2021 primarily in connection with unrealized gains of $5,065,146, $4,607,710, $1,725,445, $1,433,557 on Rockfish Seafood Grill, Inc., Performance Alloys, Inc., Rockfish Holdings, LLC and Advantis Certified Staffing Solutions, Inc.

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

As of December 31, 2021, we had $564,401 in cash and restricted cash, and our net assets totaled $34,472,992. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of December 31, 2021, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the twelve months ended December 31, 2021 and 2020, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors on a quarterly basis. Any distribution to our stockholders will be declared out of assets legally available for distribution. The Company did not meet the requirements to qualify as a RIC for the 2021 and 2020 tax years and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. While the Company does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

Related Party Transactions

Management Fees

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2021 2020 and 2019 were $265,340, $266,984 and $364,135, respectively. As of December 31, 2021 and 2020, management fees of $262,324 and $552,121, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds. On April 29, 2021 and December 6, 2021, the Company made payments to House Hanover for management fees in the amount of $285,137 and $270,000, respectively.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $270,000, $270,000 and $270,000 for the years ended December 31, 2021, 2020 and 2019, respectively, as shown on the Statements of Operations under administration fees. As of December 31, 2021 and 2020, there were $273,016 and $472,500, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates. House Hanover is allowing administration fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. On April 29, 2021 and December 6, 2021, the Company made payments to House Hanover for administration fees in the amount of $202,500 and $266,984, respectively.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation quarterly. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, which are provided by a nationally recognized independent valuation firm. Beginning with the period ending June 30, 2019, the Company engaged a new third-party valuation firm to perform its independent valuations of the Company’s Level 3 investments. This valuation firm provides a range of values for selected investments, which is presented to the Valuation Committee to determine the value for each of the selected investments.

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

Recent Developments

Portfolio Activity

●	Subsequent to the year ending December 31, 2021 and through the date of this filing, there was no portfolio activity or other events to report.

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

RUSSIA/BELARUS ACTION WITH UKRAINE

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of December 31, 2021, all of our debt investments are fixed rate.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Princeton Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying Statements of Assets and Liabilities of Princeton Capital Corporation (the "Company"), including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2021 and 2020, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

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

Fair value of investments

As discussed in Note 5 to the financial statements, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions as there is no readily available market value. As of December 31, 2021, total investments at fair value were $34,307,092.

We identified the evaluation of the fair value of investments as a critical audit matter. Assessment of the Company’s judgments regarding the use of specific valuation techniques, inputs and assumptions involved a high degree of subjective auditor judgment. Changes in these techniques, inputs and assumptions could have a significant impact on the fair value of investments. In particular, the Company uses the market, income, and cost approaches to value certain equity and debt investments. Additionally, the Company makes judgments relating to credit risk and market yields used in yield analyses, guideline company market multiples and financial performance measures used in determining enterprise values, discount rates used in discounted cash flow analyses for certain equity, debt and other interest-bearing investments, and replacement or reproduction cost indications, in the application of the cost approach.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, either (i) testing management’s process for determining the fair value estimate, which included evaluating the appropriateness of the market approach, income approach, or cost approach; testing the completeness, accuracy, and relevance of the underlying data used in the technique; and evaluating the significant unobservable inputs and assumptions used by management, including the selected valuation multiples, discount rates, market yields or replacement or reproduction cost indications, by considering the consistency and reasonableness of the unobservable inputs relative to the performance and condition of the subject company or assets, and the external market and industry data and evidence obtained in other areas of the audit; or (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value estimate range for certain level 3 debt and equity investments, and comparison of management’s fair value indications to the independently developed range of fair value estimates. Developing the independent range involved selection of significant unobservable inputs for the market multiples, discount rates or market yields, or replacement or reproduction cost indications, in order to evaluate the reasonableness of management’s fair value estimate of these certain level 3 investments, using a range of available market information.

We have served as the Company's auditor since 2015.

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

March 31, 2022

PCAOB Number 100

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2021	December 31, 2020

ASSETS
Control investments at fair value (cost of $27,353,273 and $27,486,442, respectively)	$22,615,962	$14,280,391
Non-control/non-affiliate investments at fair value (cost of $18,682,876 and $18,682,876, respectively)	11,691,130	7,286,632
Total investments at fair value (cost of $46,036,149 and $46,169,318, respectively)	34,307,092	21,567,023
Cash	523,815	1,725,700
Restricted cash	40,586	25,530
Due from portfolio companies	225,396	199,865
Interest receivable, net of allowance for bad debt of $430,445 and $430,445, respectively	104,145	114,740
Taxes receivable	750	7,250
Prepaid expenses	30,473	26,610
Total assets	35,232,257	23,666,718

LIABILITIES
Accrued management fees	262,324	552,121
Accounts payable	203,645	89,461
Due to affiliates(1)	273,016	472,500
Tax expense payable	-	1,593
Deferred fee income	17,996	42,056
Accrued expenses and other liabilities	2,284	29,447
Total liabilities	759,265	1,187,178

Net assets	$34,472,992	$22,479,540

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at December 31, 2021 and December 31, 2020)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated undistributed net realized loss	(8,161,872)	(8,161,872)
Distributions in excess of net investment income	(10,625,449)	(9,745,663)
Accumulated unrealized loss on investments	(11,729,057)	(24,602,295)
Total net assets	$34,472,992	$22,479,540
Net asset value per share	$0.286	$0.187

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 7 of the Notes to Financial Statements.

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020	2019
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$286,875	$594,126	$556,897
Interest income from control investments	465,455	167,703	347,621
Interest income paid-in-kind from control investments	97,401	21,804	211,102
Other income from non-control/non-affiliate investments	24,060	27,152	26,421
Other income from non-investment sources (Note 2)	745	94,158	3,225
Total investment income	874,536	904,943	1,145,266

OPERATING EXPENSES
Management fees	265,340	266,984	364,135
Administration fees	402,110	396,324	407,500
Audit fees	159,547	197,550	284,020
Legal fees (Note 2)	349,332	131,451	187,381
Valuation fees	132,000	159,000	170,920
Other professional fees	19,487	21,920	24,350
Directors’ fees	150,000	150,000	148,500
Insurance expense	160,260	141,893	128,551
Interest expense	188	3,598	3,527
Other general and administrative expenses	116,058	93,053	103,431
Bad debt expense	-	16,549	413,928
Total operating expenses	1,754,322	1,578,322	2,236,243

Net investment income (loss) before tax	(879,786)	(673,379)	(1,090,977)
Income tax expense (benefit)	-	1,816	(19,024)
Net investment income (loss) after taxes	(879,786)	(675,195)	(1,071,953)

Net realized gain (loss) on:
Non-control/non-affiliate investments	-	(7,416,250)	-
Control investments	-	-	-
Affiliate investments	-	-	-
Total net realized gain (loss)	-	(7,416,250)	-
Net change in unrealized gain (loss) on investments:
Non-control/non-affiliate investments	4,404,498	(3,795,192)	(3,708,297)
Control investments	8,468,740	1,085,848	(3,494,372)
Affiliate investments	-	-	-
US Treasury Bills and Cash	-	-	-
Net change in unrealized gain (loss) on investments	12,873,238	(2,709,344)	(7,202,669)
Net realized and unrealized loss on investments	12,873,238	(10,125,594)	(7,202,669)
Net increase (decrease) in net assets resulting from operations	$11,993,452	$(10,800,789)	$(8,274,622)

Net investment income (loss) per share
Basic	$(0.007)	$(0.006)	$(0.009)
Diluted	$(0.007)	$(0.006)	$(0.009)
Net increase (decrease) in net assets resulting from operations per share
Basic	$0.100	$(0.090)	$(0.069)
Diluted	$0.100	$(0.090)	$(0.069)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2021	2020	2019
Net assets at beginning of year	$22,479,540	$33,280,329	$41,554,951
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	(879,786)	(675,195)	(1,071,953)
Realized gain/loss on investments	-	(7,416,250)	-
Net change in unrealized loss on investments	12,873,238	(2,709,344)	(7,202,669)
Net increase (decrease) in net assets resulting from operations	11,993,452	(10,800,789)	(8,274,622)
Total increase (decrease) in net assets	11,993,452	(10,800,789)	(8,274,622)
Net Assets at December 31	$34,472,992	$22,479,540	$33,280,329

Capital share activity:
Common stock
Common stock outstanding at the beginning of year	120,486,061	120,486,061	120,486,061
Common stock outstanding at the end of year	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,993,452	$(10,800,789)	$(8,274,622)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	-	(90,537)	(2,016,128)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	230,570	1,772,226	255,994
Net realized (gain) loss on investments	-	7,416,250	-
Net change in unrealized (gain) loss on investments	(12,873,238)	2,709,344	7,202,669
Increase in investments due to PIK	(97,401)	(21,804)	(211,102)
Allowance for bad debt	-	16,517	413,928
Changes in other assets and liabilities:
Due from portfolio companies	(25,531)	22,268	45,868
Interest receivable	10,595	(47,570)	6,283
Prepaid expenses	(3,863)	(889)	(2,169)
Tax receivable	6,500	37,500	(29,077)
Other receivable	-	2,689	(2,689)
Accrued management fees	(289,797)	266,983	184,560
Accounts payable	114,184	(162,243)	42,337
Due to affiliates	(199,484)	270,000	135,000
Tax expense payable	(1,593)	(5,407)	2,000
Deferred fee income	(24,060)	(27,152)	41,079
Accrued expenses and other liabilities	(27,163)	10,858	13,435
Net cash provided by (used in) operating activities	(1,186,829)	1,368,244	(2,192,634)

Net increase (decrease) in cash and restricted cash	(1,186,829)	1,368,244	(2,192,634)
Cash and restricted cash at beginning of year	1,751,230	382,986	2,575,620
Cash and restricted cash at end of year	$564,401	$1,751,230	$382,986

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$188	$3,598	$3,528
Income tax paid	$1,593	$6,836	$8,053

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2021

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,441,765	12.89%
Unsecured loan 6.33%, due 12/31/2022 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				6,331,585	4,441,765	12.89%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	158,159	0.46%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	158,159	0.46%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,745,113	5.06%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	12,294,480	35.66%
Revolving Loan, 8% Cash, due 12/31/2022(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	6.53%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	172,549	0.50%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	1,552,896	4.51%
Total				12,753,540	16,270,925	47.20%
Total control investments				27,353,273	22,615,962	65.61%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	3/13/2015	$6,800,586	6,800,586	4,854,720	14.08%

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2021

(Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2023 (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$6,835,210	19.83%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	-	-%
Total				11,881,090	6,835,210	19.83%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments				18,682,876	11,691,130	33.91%
Total Portfolio Investments				46,036,149	34,307,092	99.52%

Total Investments				$46,036,149	$34,307,092	99.52%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2021, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2021.
(6)	Represents an illiquid investment. At December 31, 2021, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2021

(Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2021.

	December 31, 2021
	Investments at Fair Value	Percentage of Net Assets
Geography
United States	$34,305,892	99.52%
Canada	1,200	0.00
Total	$34,307,092	99.52%

	December 31, 2021
	Investments at Fair Value	Percentage of Net Assets
Industry
Casual Dining	$16,270,925	47.20%
Nickel Pipe, Fittings and Flanges	6,835,210	19.83
Storage Company Property Management	4,854,720	14.08
Staffing	4,441,765	12.89
Energy Services	1,745,113	5.06
Medical Business Services	158,159	0.46
Security	1,200	-
Total	$34,307,092	99.52%

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020

Investments	Headquarters / Industry	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12% Cash, due 11/30/2021(2) (5) (7)	Staffing	$4,500,000	$4,500,000	$3,008,208	13.38%
Unsecured loan 6.33%, due 12/31/2021 (7)		$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		225,000	10,150	-	-%
Common Stock – Series B (5) (7)		9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		1	-	-	-%
Total			6,331,585	3,008,208	13.38%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	$1,516,144	1,516,144	-	-%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		760	29,586	-	-%
Common Units (5) (7)		14,082	-	-	-%
Total			5,742,667	-	-%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	100	2,525,481	1,658,680	7.38%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	$6,352,944	6,352,944	6,910,188	30.74%
Revolving Loan, 8% Cash, due 12/31/2021 (7)		$2,384,169	2,384,169	2,703,315	12.03%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		99.997%	3,734,636	-	-%
Total			12,886,709	9,613,503	42.77%
Total control investments			27,486,442	14,280,391	63.53%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	$6,800,586	6,800,586	5,057,932	22.50%

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2020 (Continued)

Investments	Headquarters / Industry	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 9/30/2022 (2)(5)(7)(9)	Nickel Pipe, Fittings & Flanges	$6,750,000	$6,750,000	$2,227,500	9.91%
Membership Interest – Class B (5) (7)		25.97%	5,131,090	-	-%
Total			11,881,090	2,227,500	9.91%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	600,000	1,200	1,200	0.01%
Total non-control/non-affiliate investments			18,682,876	7,286,632	32.42%
Total Portfolio Investments			46,169,318	21,567,023	95.95%

Total Investments			$46,169,318	$21,567,023	95.95%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2020, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of December 31, 2020.

(6)	Represents an illiquid investment. At December 31, 2020, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

(7)	Represents an investment valued using significant unobservable inputs.

(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

(9)	On September 1, 2020, the Company received notice from Performance Alloys, LLC that it was not allowed to make its monthly interest payment due to a minimum availability threshold on its revolving line of credit that it must maintain in the underlying agreements with its first lien holder

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). A goal of a BDC is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2021 tax year and will be taxed as a corporation under Subchapter C of the Code and does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. While we have sought to invest primarily in private small and lower middle-market companies in various industries through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment, we are now (with a strategic alternatives process underway and limited resources) investing only in current investments and otherwise conserving cash. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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
December 31, 2021

Since January 1, 2018, House Hanover has acted as our investment advisor under the Interim Investment Advisory Agreement (from January 1, 2018 until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of December 31, 2021 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2021, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2020, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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
December 31, 2021

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

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of December 31, 2021, the valuation technique for the Company’s investment in a First Lien Loan changed with addition of a Judgment Recovery, Judgment plus Penalty Recovery and Zero Recovery techniques. The reason for the change was the additional recovery options that presented itself in the fourth quarter. The valuation technique for the Company’s investment in a Second Lien Loan and an Equity position changed with the addition of a Pending Sale technique. The reason for the change is that these investments are pending sale as of December 31, 2021.

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
December 31, 2021

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

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31,	December 31,
	2021	2020
Cash	$523,815	$1,725,700
Restricted Cash	40,586	25,530
Total Cash and Restricted Cash	$564,401	$1,751,230

As of December 30, 2021 and December 31, 2020 restricted cash consisted of cash held for deposit with law firms that represents the Company in its litigation with Great Value Storage, LLC.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of December 31, 2021 and December 31, 2020, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources, can include loan fees, annual fees or monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources for the years ended December 31, 2021, 2020 and 2019 was $24,060, $27,152 and $26,421, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. For the year ended December 31, 2020, $86,920 of the other income from non-investment sources resulted from the reversal of previously accrued valuation fees.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the years ended December 31, 2021, 2020 and 2019 PIK interest was $97,401, $21,804 and $211,102, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash. For the years ended December 31, 2021, 2020 and 2019 and through the date of issuance of this report, no dividends have been paid out to stockholders.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company, prior to the final judgment received on March 4, 2021, for the years ended December 31, 2021, 2020 and 2019 were $14,423, $64,201 and $106,727, respectively. These amounts are recoverable per the loan agreements and are invoiced to GVS and included in the account Due from portfolio companies on the Statements of Assets and Liabilities. The amount invoiced to the Company after the final judgment received on March 4, 2021, for the years ended December 31, 2021 was $200,857. These amounts are for fees incurred to recover our judgment and were expensed to Legal fees on the Statements of Operations.

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), for its 2020 and 2019 taxable years. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not meet the qualifications of a RIC for the 2020 and 2019 tax years and was taxed as a corporation under the Code. The failure to qualify as a RIC did not impact the 2020 and 2019 tax years as the Company incurred tax losses. As a result of the losses incurred for the years ended December 31, 2020 and 2019, the Company intends to carry forward the net operating losses to future periods in which the Company generates taxable income to reduce its tax liability.

The Company did not meet the qualifications of a RIC for the 2021 tax year and will be taxed as a corporation under the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. Management will make a determination that is in the best interests of the Company and its stockholders.

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

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the years ended December 31, 2021, 2020 and 2019 and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the years ended December 31, 2021, 2020 and 2019, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In May 2020, the SEC adopted rule amendments that will impact the requirements of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules were effective on January 1, 2021, The adoption resulted in no change to the Company’s disclosures of unconsolidated significant subsidiaries.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

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

COVID Risk

The Company is subject to risks associated with unforeseen events, including but not limited to, natural disasters, acts of terrorism and the emergence of pandemic or other public health emergencies, which could create economic, financial and business disruptions. Certain impacts from the COVID-19 outbreak may have a significant negative impact on the Company’s operations and performance. These circumstances may continue for an extended period of time, and may have an adverse impact on economic and market conditions. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual companies, are not known. The extent of the impact to the financial performance and the operations of the Company will depend on future developments, which are highly uncertain and cannot be predicted.

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2021, 2020, and 2019.

	For the Year Ended December 31,
	2021	2020	2019
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$11,993,452	$(10,800,789)	$(8,274,622)
Weighted average shares outstanding for year
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$0.100	$(0.090)	$(0.069)
Diluted	$0.100	$(0.090)	$(0.069)

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2021 and 2020:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$19,400,200	$19,400,200
Second Lien Loans	-	-	11,435,134	11,435,134
Equity	-	-	3,471,758	3,471,758
Total Portfolio Investments	-	-	34,307,092	34,307,092
Total Investments	$-	$-	$34,307,092	$34,307,092

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$14,671,435	$14,671,435
Second Lien Loans	-	-	5,235,708	5,235,708
Equity	-	-	1,659,880	1,659,880
Total Portfolio Investments	-	-	21,567,023	21,567,023
Total Investments	$-	$-	$21,567,023	$21,567,023

During the years ended December 31, 2021 and 2020, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2021 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	(230,570)	-	-	-	(230,570)
Payment-in-kind interest	97,401	-	-	-	97,401
Realized gain (loss) on investments	-	-	-	-	-
Change in unrealized gain (loss) on investments	4,861,934	6,199,426	-	1,811,878	12,873,238
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$19,400,200	$11,435,134	$-	$3,471,758	$34,307,092
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2021	$4,861,934	$6,199,426	$-	$1,811,878	$12,873,238

Changes in Level 3 assets measured at fair value for the year ended December 31, 2020 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$13,740,173	$17,956,452	$-	$1,655,877	$33,352,502
Purchases of investments	-	90,537	-	-	90,537
Sales or repayment of investments	-	(1,663,690)	(21,804)	-	(1,685,494)
Payment-in-kind interest	-	-	21,804	-	21,804
Realized gain (loss) on investments		(7,502,982)			(7,502,982)
Change in unrealized gain (loss) on investments	931,262	(3,644,609)	-	4,003	(2,709,344)
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2020	$931,262	$(828,344)	$(2,816,265)	$4,003	$(2,709,344)

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$4,854,720	Discounted Cash Flow	Discount Rate	55.00%-65.00%(60.00%)
		Judgment Recovery	Recovery Rate	40.00%-60.00%(50.00%)
		Judgment + Penalty Recovery	Recovery Rate	40.00%-60.00%(50.00%)
		Zero Recovery	Recovery Rate	0.00%-0.00%
	14,545,480	Enterprise Value Coverage	EV / Store level EBITDAR	4.75x-5.25x(5.00x)
			Location Value	$1,275,000-$1,375,000 ($1,325,000)
Total	19,400,200

Second Lien Loans	11,435,134	Enterprise Value Coverage	EV / RR Revenue Multiple	0.48x-0.53x(0.50x)
			EV / 2021 Revenue	0.60-0.70x(0.65x)
			EV / CFY EBITDA	7.50x-8.50x(8.00x)
			EV / CFY Revenue	0.95x-1.05x(1.00x)
		Pending Sale	Approach Weight	35.40%-35.40%(35.40%)
Total	11,435,134

Unsecured Loans	-	Enterprise Value Coverage	EV / RR Revenue Multiple	0.48x-0.53x(0.50x)
Total	-

Equity	1,725,445	Enterprise Value Coverage	EV / RR Revenue Multiple	0.48x-0.53x(0.50x)
			EV / 2021 Revenue	0.60x-0.70x(0.65x)
			EV / CFY EBITDA	7.50x-8.50x(8.00x)
			EV / CFY Revenue	0.95x-1.05x(1.00x)
			EV / STORE LEVEL EBITDAR	4.75x-5.25x(5.00x)
			Location Value	$1,275,000-$1,375,000 ($1,325,000)
		Pending Sale	Approach Weight	35.40%-35.40%(35.40%)
	1,745,113	Appraisal Value Coverage	Cost Approach	$1,458,000-$1,782,000 ($1,620,000)
			Sales Comparison Approach	$1,350,000-$1,650,000 ($1,500,000)
Total	3,470,558
Total Level 3 Investments	$34,305,892

(1)	The valuation technique for the Company’s investment in a First Lien Loan changed with addition of a Judgment Recovery, Judgment plus Penalty Recovery and Zero Recovery techniques. The reason for the change was the additional recovery options that presented itself in the fourth quarter. The valuation technique for the Company’s investment in a Second Lien Loan and an Equity position changed with the addition of a Pending Sale technique. The reason for the change is that these investments are pending sale as of December 31, 2021. The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2021.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2020:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))
First Lien Loans	$5,057,932	Discounted Cash Flow	Discount Rate	60.0%-70.0%(65.0%)
	9,613,503	Enterprise Value Coverage	EV / Store level EBITDAR	5.00x-5.50x(5.25x)
			Location Value	$750,000-$850,000 ($800,000)
Total	14,671,435

Second Lien Loans	3,008,208	Enterprise Value Coverage	EV / LQA Revenue Multiple	0.38x-0.43x(0.40x)
			EV / LQA EBITDA Multiple	6.00x-6.50x(6.25x)
			EV / 2021 Adjusted Revenue	0.65x-0.65x(0.65x)
	2,227,500	Black-Scholes	Time Horizon	0.00x-1.75years(0.88years)
			Volatility	57.50%-57.50%(57.50%)
Total	5,235,708

Unsecured Loans	-	Enterprise Value Coverage	EV/LQA Revenue Multiple	0.38x-0.43x(0.40x)
			EV/LQA EBITDA Multiple	6.00x-6.50x(6.25x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue Multiple	0.38x-0.43x(0.40x)
			EV/LQA EBITDA Multiple	6.00x-6.50x(6.25x)
			EV / 2021 Adjusted Revenue	0.65x-0.65x (0.65x)
			EV / STORE LEVEL EBITDAR	5.00x-5.50x(5.25x)
			Location Value	$750,000-$850,000 ($800,000)
	1,658,680	Appraisal Value Coverage	Cost Approach	$1,296,000-$1,584,000 ($1,440,000)
			Sales Comparison Approach	$1,296,000-$1,584,000 ($1,440,000)
		Black-Scholes	Time Horizon	0.00-1.75 years(0.88years)
			Volatility	57.50%-57.50%(57.50%)
Total	1,658,680
Total Level 3 Investments	$21,565,823

(1)	There was no change in valuation technique from the fair value measurement as of December 31, 2020.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2020.

As of December 31, 2021 and December 31, 2020, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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
December 31, 2021

NOTE 6 – INCOME TAX

The Company is currently taxable as a C corporation and subject to federal and state corporate income taxes. The Company recorded a provision as follows:

	2021	2020	2019
Current expense (benefit)	$-	$1,816	$(19,024)
Deferred expense (benefit)	-	-	-
Total expense (benefit)	$-	$1,816	$(19,024)

The components of deferred tax assets and liabilities at December 31, 2021, 2020 and 2019 were as follows:

Deferred tax assets:	2021	2020
Net operating loss carryforward	$929,161	$396,954
Net capital loss carryforwards	1,568,604	2,665,878
Other	181,375	294,142
Basis differences in investments	716,075	3,649,990
Total gross deferred tax assets	3,395,215	7,006,963
Less: Valuation allowance	(3,395,215)	(7,006,963)
Net deferred tax assets	$-	$-

As of December 31, 2021 and 2020, the total amount of federal net operating loss carryforwards was approximately $4,424,575 and $1,890,256, respectively. The federal net operating loss carryforwards in the amount of $741,630 will expire in 2037. The federal net operating loss carryforwards in the amount of $3,682,945 will not expire, but can only be used to offset 80% of taxable income. As of December 31, 2021 and 2020, the total amount of federal capital loss carryforwards was approximately $7,469,543 and $12,694,655, respectively. The federal capital loss carryforwards in the amount of $4,785 and $7,464,758 will expire in 2023 and 2025, respectively.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes that the likelihood of realizing the benefits of these deductible differences at December 31, 2021, does not meet the “more likely than not threshold” as defined in ASC 740 – Income Taxes and thus management has recorded a full valuation allowance.

For federal and state purposes, a portion of the Company’s net operating loss carryforwards may be subject to limitations on annual utilization in case of a change in ownership, as defined by Section 382 of the Internal Revenue Code and corresponding provisions of state law. The amount of such limitations, if any, has not been determined. Accordingly, the amount of such tax attributes available to offset future profits may be significantly less than the actual amounts of the tax attributes.

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

	2021	2020	2019
Federal statutory tax rate	21.00%	21.00%	21.00%
Federal payable true up	-	-	0.23
Permanent items	-	0.01	0.06
Capital loss carryforward expiration	9.11	-	-
Deferred true-up	-	(0.35)	(13.11)
Rate change	-	-	(13.04)
Increase (decrease) in valuation allowance	(30.11)	(20.66)	8.05
Other	-	-	(2.96)
Effective tax rate	-%	-%	0.23%

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021

The Company did not meet the qualifications of a RIC for the 2021 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities.

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

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdiction as U.S. federal. For the years ended December 31, 2021, 2020, and 2019, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through the present. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In general, the federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in 2017 to present.

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

December 31, 2021

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

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2021, 2020 and 2019 were $265,340, $266,984 and $364,135, respectively. As of December 31, 2021 and 2020, management fees of $262,324 and $552,121, respectively were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. On April 29, 2021 and December 6, 2021, the Company made payments to House Hanover for management fees in the amount of $285,137 and $270,000, respectively.

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

December 31, 2021

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

December 31, 2021

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

Administration fees were $270,000, $270,000 and $270,000 for the years ended December 31, 2021, 2020 and 2019, respectively, and sub-administration fees were $132,110, $126,324 and $137,500 for the years ended December 31, 2021, 2020 and 2019, respectively, as shown on the Statements of Operations under administration fees. As of December 31, 2021 and 2020, there were $273,016 and $472,500, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates. House Hanover is allowing administration fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. On April 29, 2021 and December 6, 2021, the Company made payments to House Hanover for administration fees in the amount of $202,500 and $266,984, respectively.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2021, none of the portfolio companies had accepted our offer for such services.

NOTE 8 – FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per Share Data (1):
Net asset value at beginning of period	$0.187	$0.276	$0.345	$0.344	$0.365
Net investment income (loss)	(0.007)	(0.005)	(0.009)	0.009	0.008
Change in unrealized gain (loss)	0.106	(0.022)	(0.060)	(0.007)	(0.035)
Realized gain (loss)	-	(0.062)	-	(0.001)	0.006
Net asset value at end of period	$0.286	$0.187	$0.276	$0.345	$0.344
Total return based on net asset value (2)	52.9%	(32.60)%	(20.0)%	0.3%	(5.8)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$34,472,992	$22,479,540	$33,280,329	$41,554,951	$41,407,539
Average net assets	$29,126,862	$25,276,013	$38,504,249	$41,416,562	$42,634,685
Total operating expenses to average net assets	6.0%	6.2%	5.8%	5.4%	3.8%
Net operating expenses to average net assets (3)	6.0%	6.2%	5.8%	5.4%	3.3%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	5.1%	5.2%	4.9%	4.3%	2.8
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	5.1%	5.2%	4.9%	4.3%	3.2

Net investment income (loss) to average net assets	(3.0)%	(2.7)%	(2.8)%	2.5%	2.4%
Net investment income (loss) to average net assets, excluding management fee waiver	(3.0)%	(2.7)%	(2.8)%	2.5%	1.9%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(3.0)%	(3.0)%	(2.8)%	2.5%	0.1%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver	(3.0)%	(3.0)%	(2.8)%	2.5%	(0.4)%

Net increase (decrease) in net assets resulting from operations to average net assets	41.2%	(42.7)%	(21.5)%	0.4%	(6.0)%
Portfolio Turnover	0.4%	0.4%	0.7%	0.5%	7.0%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of December 31, 2021. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

Great Value Storage Litigation

On March 14, 2019, the Company filed a complaint against Great Value Storage, LLC (“GVS”), World Class Capital Group, LLC (“World Class”), and Natin Paul, which we refer to collectively as the GVS Defendants, in the District Court for Harris County, Texas. GVS is one of the Company’s portfolio companies. The complaint alleges that the GVS defendants are in breach of certain contractual obligations under a Note Purchase Agreement entered into between the parties on July 31, 2012, as amended (the “Note Purchase Agreement”), including failure to make payments owed to the Company under the Note Purchase Agreement. The Company seeks (i) actual damages, (ii) special, statutory, or exemplary damages, (iii) pre-judgment interest, (iv) post-judgment interest, (v) court costs, (vi) reasonable attorneys’ fees, and (vii) all other relief to which the Company may be entitled to under law or equity. On April 15, 2019, the GVS Defendants filed an Answer with Request for Disclosure. On January 22, 2021 the Harris County District Court granted the Company’s Motion for Partial Summary Judgment on its breach of contract claim against GVS and World Class. On March 4, 2021, the Final Judgment Order was entered awarding damages to the Company in the amount of $9,910,601. On March 9, 2021, the Harris County District Court granted the Company’s Motion to Sever Remaining Claims. These remaining claims are pending in the Harris County District Court. The GVS Defendants filed an appeal of the Partial Summary Judgment and the Company has responded to that appeal. The Appeal is pending in the appellate court. On June 30, 2021, the Company filed a Motion for Post-Judgment Receivership to appoint a receiver to the court to collect the judgment on our behalf. On September 8, 2021, the court granted the appointment of a receiver. While the appellate court granted a temporary stay of the receiver to allow the GVS defendants to seek a supersedeas bond, that temporary stay has been lifted and the receiver has been reinstated.

The Company has not received financial statements from GVS since August 2018 and does not have current information regarding the properties owned by GVS affiliates which have been managed by GVS (some of which have filed for Chapter 11 bankruptcy). The Company is concurrently seeking recovery in the U.S. Bankruptcy Court for the Northern District of Texas, as it has been discovered that Natin Paul had transferred the properties from the GVS Defendants and to the debtor entities that filed bankruptcy.

Because of the inherent uncertainty of litigation, the fair market value of our investment in GVS may be materially lower than the value included in our financial statements.

Russia/Belarus Action with Ukraine

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

In evaluating these investments, there are now two tests utilized to determine if any of the Company’s control investments are considered significant subsidiaries; the investment and the income significant tests. The asset significant test was eliminated under the new rules. Rule 3.09 of Regulation S-X, as interpreted by the SEC, requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary in this filing if the subsidiary investment value exceeds 20% of the Company’s total investments at fair value, the income from the subsidiary investment exceeds 80% of the Company’s change in net assets resulting from operations, or the income from the subsidiary investment exceeds 20% of the Company’s change in net assets resulting from operations and the subsidiary investment value exceeds 5% of the Company’s total investments at fair value. Rule 4-08(g) of Regulation S-X requires summarized financial information of an unconsolidated subsidiary where the Company owns more than 25% of the voting securities or is otherwise controlled by the Company in this filing if it does not qualify under Rule 3.09 of Regulation S-X and if the subsidiary investment value exceeds 10% of the Company’s total investments at fair value, the income from the subsidiary investment exceeds 80% of the Company’s change in net assets resulting from operations, or the income from the subsidiary investment exceeds 10% of the Company’s change in net assets resulting from operations and the subsidiary investment value exceeds 5% of the Company’s total investments at fair value.

The Company has determined that Rockfish Seafood Grill, Inc., a majority owned or control investment, was considered a significant subsidiary at the 20% level at December 31, 2021 as prescribed under Rule 3-09 of Regulation S-X. The Company has included the audited financial statements of Rockfish Seafood Grill, Inc. for the year ended December 29, 2021. See “Item 15. Exhibits And Financial Statement Schedules.”

The audited financial statements of Rockfish Seafood Grill, Inc., for the year ended December 30, 2020, were previously disclosed in the Company’s 2020 Form 10-K filed on March 31, 2021. Due to economic events surrounding the COVID-19 virus, its impact on the economy and specifically the restaurant industry, Rockfish Seafood Grill, Inc. was unable to complete its audit for the fiscal year ended December 25, 2019 without unreasonable effort and expense. Summarized financial information for Rockfish Seafood Grill’s 2019 fiscal year was previously disclosed in the Company’s 2019 Form 10-K filed on March 30, 2020.

The Company has determined that Advantis Certified Staffing Solutions, Inc., one of the Company’s four majority owned or controlled portfolio companies, was considered a significant subsidiary at December 31, 2021 as prescribed under Rule 4-08(g) of Regulation S-X.

The following tables show the summarized financial information for Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

Advantis Certified Staffing Solutions, Inc.

	As of December 31, 2021	As of December 31, 2020
Balance Sheet
Current Assets	$3,682	$2,841
Noncurrent Assets	-	-
Current Liabilities	12,365	11,748
Noncurrent Liabilities	1,156	1,200

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Income Statement
Net Revenue (Loss)	$8,182	$6,935	$12,967
Gross Profit	1,993	1,873	3,764
Net Income (Loss)	269	1,790	(2,410)

NOTE 11 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

Total Investment Income	$361,663	$357,695	$78,015	$77,163
Total Operating Expenses	588,863	401,238	383,730	380,491
Income tax expense	-	-	-	-
Net Investment Income (Loss)	(227,200)	(43,543)	(305,715)	(303,328)

Net Realized Loss on Investments	-	-	-	-
Net Change in Unrealized Appreciation/(Depreciation)	1,967,671	(1,630,575)	8,126,090	4,410,052
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,740,471	$(1,674,118)	$7,820,375	$4,106,724

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$0.014	$(0.014)	$0.065	$0.034
Diluted	$0.014	$(0.014)	$0.065	$0.034

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

Total Investment Income	$175,467	$265,782	$229,598	$234,096
Total Operating Expenses	400,173	365,936	420,996	391,217
Income tax expense (benefit)	(5,191)	1,750	3,206	2,051
Net Investment Income (Loss)	(219,515)	(101,904)	(194,604)	(159,172)

Net Realized Gain/(Loss) on Investments	(7,416,250)	-	-	-
Net Change in Unrealized Depreciation	8,713,799	429,691	(4,287,622)	(7,565,212)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,078,034	$327,787	$(4,482,226)	$(7,724,384)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$0.009	$0.003	$(0.037)	$(0.064)
Diluted	$0.009	$0.003	$(0.037)	$(0.064)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

Total Investment Income	$269,779	$262,624	$325,251	$287,612
Total Operating Expenses	790,121	385,806	526,494	533,822
Income tax expense	1,345	1,425	(23,169)	1,375
Net Investment Income (Loss)	(521,687)	(124,607)	(178,074)	(247,585)

Net Realized Loss on Investments	-	-	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(544,847)	(2,691,673)	(3,795,698)	(170,451)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,066,534)	$(2,816,280)	$(3,973,772)	$(418,036)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.009)	$(0.023)	$(0.033)	$(0.003)
Diluted	$(0.009)	$(0.023)	$(0.033)	$(0.003)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

NOTE 12 – SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to the year ending December 31, 2021 and through the date of this filing, there was no portfolio activity or other events to report.

Russia/Belarus Action with Ukraine

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Schedule 12-14

Flow

The table below represents the fair value of control and affiliate investments at December 31, 2020 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2021.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at December 31 2021	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2020	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at December 31, 2021
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,008,208	$-	$-	-	$1,433,557	$4,441,765
Unsecured loan Consolidated BL Note 6.33% due 12/31/2022	$1,381,586	87,454	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	-	-	-	-	158,159	158,159
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,658,680	-	-	-	86,433	1,745,113
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,910,188	-	-	-	5,384,292	12,294,480
Revolving Loan, 8% PIK, due 12/31/2022	$2,251,000	475,402	2,703,315	97,401	(230,570)	-	(319,146)	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	172,549	172,549
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	1,552,896	1,552,896
Total Control Investments		$562,856	$14,280,391	$97,401	$(230,570)	$-	$8,468,740	$22,615,962

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2019 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2020.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at December 31 2020	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2019	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at December 31, 2020
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$2,816,265	$-	$-	-	$191,943	$3,008,208
Unsecured loan Consolidated BL Note 6.33% due date 12/31/2021	$1,381,586	88,038	-	21,804	(21,804)	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	1,266,245	-	-	-	(1,266,245)	-
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,654,677	-	-	-	4,003	1,658,680
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	5,073,470	-	-	-	1,836,718	6,910,188
Revolving Loan, 8% PIK, due 12/31/2021	$2,384,169	101,469	2,383,886	-	-	-	319,429	2,703,315
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$189,507	$13,194,543	$21,804	$(21,804)	$-	$1,085,848	$14,280,391

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

Name	Age	Position	Director Since	Term Expires

Interested Directors
Mark S. DiSalvo	67	Interim Chief Executive Officer, Interim President, and Director	2016	2022

Independent Directors
Darren Stainrod	57	Chairman of the Board of Directors	2016	2022
Greg Bennett	49	Director	2016	2022
Martin Laidlaw	65	Director	2016	2022

Executive Officers
Gregory J. Cannella	47	Chief Financial Officer, Secretary, and Treasurer

Mark S. DiSalvo, 67, serves as our Interim Chief Executive Officer and Interim President. He was originally elected to the Company’s Board on June 9, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2021 Annual Meeting on December 16, 2021. He is the President and CEO of Sema4, Inc., a leading global professional services provider of private equity funds-under-management. He has been a senior executive and entrepreneur at international companies such as Euromoney Institutional Investor and Fairfield Whitney, and was founder of Hall, Berwick and DiSalvo where he provided funding and management advisory services to zero and first stage entities prior to founding Sema4. He has extensive experience in private equity, entrepreneurial management, and emerging market strategy, particularly as to underserved markets and economic development. A frequent speaker at worldwide industry conferences, he is a charter member of the Inner City Economic Forum. Mr. DiSalvo was educated at the University of Massachusetts with degrees in Political Studies and Economics and has earned the professional designations CPC and CTA. He is a long-time lecturer at the Johnson School of Business at Cornell University and the Kellogg School of Business at Northwestern University in their full-time MBA programs where he contributes case studies in private equity, emerging market economics and cross-border M&A. We believe Mr. DiSalvo’s broad experience with private equity funds and early stage growth companies makes him a well-qualified member of our Board.

Darren Stainrod, 57, serves as the Chairman of the Company’s Board and was originally elected to the Company’s Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2021 Annual Meeting on December 16, 2021. Mr. Stainrod is a Principal of Marbury Fund Services (Cayman) Limited (“Marbury”), a fiduciary services company focused on the alternative investment industry and licensed by the Cayman Islands Monetary Authority. He is registered as a director with the Authority pursuant to the Directors Licensing and Registration Law, 2014. Prior to joining Marbury, Mr. Stainrod was a Principal at HighWater Limited in Cayman for almost 3 years where he provided professional director services to hedge funds, fund of funds and private equity vehicles. Before becoming a professional director in May 2013, Mr. Stainrod spent 17 years at UBS where he was a Managing Director and the Global Head of UBS Alternative Fund Services. At UBS he had responsibility for the overall management and development of the global hedge fund administration business in seven countries with more than 300 staff servicing alternative investment funds with over $200 billion in assets under administration. Before joining UBS, he worked for three years with Coopers & Lybrand in Cayman and four years with Deloitte in the UK. Mr. Stainrod holds a BA (Hons) in Politics from the University of Reading in the UK. He is a member of the Institute of Chartered Accountants in England and Wales and the Cayman Islands Institute of Professional Accountants. He is a past Chairman of the Cayman Islands Fund Administrators Association and is the current Treasurer of AIMA Cayman Chapter. Mr. Stainrod brings to the Board extensive experience as a director of hedge funds, fund of funds and private equity funds as well as considerable experience in the investment fund industry, all of which provide our Board with valuable insight. Mr. Stainrod serves as chairman of the Company’s Nominating and Corporate Governance Committee and he is a member of the Company’s Audit Committee and the Company’s Valuation Committee.

Martin Laidlaw, 65, who was originally elected by the Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2021 Annual Meeting on December 16, 2021, provides Director Services in and from the Cayman Islands. Martin has over 30 years of experience in the offshore financial industry and has an extensive range of experience with all forms of investment fund products and has held numerous directorship positions for a wide variety of offshore fund vehicles. Previously, Mr. Laidlaw was a Director of a Premier Fiduciary Services Company providing Directorship services. He was also a former Managing Director of a Fund Administration entity. Martin was previously employed by CIBC Bank and Trust Company (Cayman) Limited from 1989 through 2009. He was appointed Director and Head of Fund Services and was responsible for leading the fund services team and developing new business and client relationships. Prior to his years at CIBC, he was employed with KPMG, Cayman Islands where he led various financial services audits. He was a founding member, Director and Treasurer of the Cayman Islands Fund Administrators Association. Martin graduated from Edinburgh University in Scotland with a Bachelor of Commerce Degree. He was admitted as a Member of the Institute of Chartered Accountants of Scotland in February, 1984 and continues to maintain his qualification. Mr. Laidlaw’s extensive experience in the financial industry, including his financial and accounting background, and his experience as a director of various offshore fund vehicles makes him well qualified to serve on our Board. Mr. Laidlaw serves as chairman of the Company’s Audit Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Valuation Committee.

Greg Bennett, 49, who was originally elected to the Company’s Board on June 9, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2021 Annual Meeting on December 16, 2021, is the co-founder of Danesmead Partners. Mr. Bennett has more than twenty years of experience in financial services having started his professional career with Coopers & Lybrand in Canada in 1996. From 2011 through 2014, prior to co-founding Danesmead Partners, Mr. Bennett was a Director of The Harbour Trust Co. Ltd., where he provided fiduciary services to their clients, including serving as an independent hedge fund director. In 2004 Mr. Bennett joined Butterfield Fund Services (Cayman) Limited as head of client relationship management and he became a Director of that firm in 2005. In 2008 he was promoted to Managing Director where he had responsibility for all aspects of the business, including managing over 75 staff responsible for providing full fund administration services to a wide range of hedge fund clients with in excess of $30 billion in assets under management. In 2010 Mr. Bennett established the Cayman office of HedgeServ and held the position of Managing Director. Mr. Bennett graduated with a Bachelor of Commerce from the University of Alberta in Canada in 1995. He is a Chartered Accountant (Canada), a Certified Public Accountant (US), and a CFA Charterholder. Mr. Bennett is also a past Director of Hedge Funds Care Cayman, past Deputy Chairman of the Cayman Islands Fund Administrators Association, past Treasurer of AIMA Cayman and a past President of the CFA Society of the Cayman Islands. Mr. Bennett’s considerable experience in the financial services industry and as a director of various hedge funds and his accounting background make him well qualified to serve on our Board. Mr. Bennett serves as chairman of the Company’s Valuation Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Audit Committee.

Gregory J. Cannella, 47, has served as our Chief Financial Officer, Treasurer and Secretary since March 13, 2015. Mr. Cannella is responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to this, Mr. Cannella was the Chief Financial Officer of Capital Point Partners, a private equity group that focused on mezzanine lending to small and middle market private companies, where he was responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to working at Capital Point Partners, Mr. Cannella was an Asset Manager at First Commonwealth Holdings Corp., a wealth management firm in Houston, Texas where he was responsible for managing various commercial and multi-family residential real estate investment funds as well as oversight of accounting functions and reporting for the funds. Mr. Cannella received a B.B.A. in Management from Stephen F. Austin State University and an M.B.A. with honors in Accounting and Finance from the University of Houston. He is a Certified Public Accountant in the State of Texas.

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

Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during the fiscal year ended December 31, 2021 all Section 16(a) filing requirements applicable to the executive officers, directors and greater than 10% beneficial owners were timely satisfied.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Audit Committee

The members of the audit committee are Messrs. Laidlaw, Stainrod, and Bennett each of whom meets the independence standards established by the SEC and the NASDAQ (the “NASDAQ”) for audit committees and is independent for purposes of the 1940 Act. Mr. Laidlaw serves as chairman of the audit committee. Our Board has determined that Mr. Laidlaw is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Board has adopted a charter of the audit committee, which is available in print to any stockholder who requests it and it is also available on the Company’s website at www.princetoncapitalcorp.com. The audit committee met four times and took action by written consent on one occasion during the year ended December 31, 2021. Each member attended 100% of the audit committee meetings that were held while the director was a member of the audit committee in 2021.

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

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2021. No compensation is paid by us to any interested director or executive officer of the Company.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2022, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of the Company’s common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 25, 2022 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 120,486,061 shares of the Company’s common stock outstanding as of March 25, 2022.

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

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Mark S. DiSalvo(3)	115,484,327	95.85%

Independent Directors
Greg Bennett	0	*
Martin Laidlaw	0	*
Darren Stainrod	0	*

Executive Officers
Mark S. DiSalvo(3)	115,484,327	95.85%
Gregory J. Cannella	0	*

Executive officers and directors as a group	115,484,327	95.85%

Greater than 5% Holders
Capital Point Partners, LP (4)	104,562,000	86.78%
Capital Point Partners II, LP(4)	10,922,327	9.07%

*	Indicates less than 1%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.

(2)	Based on a total of 120,486,061 shares of our common stock issued and outstanding on March 25, 2022.
(3)	Mr. DiSalvo, by virtue of his ownership of all of the outstanding stock of Sema4, Inc., the general partner of Capital Point Partners, LP (“CPP”) and Capital Point Partners II, LP (“CPP II”), may be deemed to be the beneficial owner of the 104,562,000 shares of the Company’s common stock owned by CPP and the 10,922,327 shares of the Company’s common stock owned by CPP II. Mr. DiSalvo and Sema4, Inc. each disclaims beneficial ownership of any shares held by CPP and CPP II, except to the extent of their pecuniary interest therein. The address of Sema4, Inc., CPP and CPP II is 800 Turnpike Street, Suite 300, North Andover, MA 01854.
(4)	This information is based on information included in the Schedule 13D filed with the SEC.

The following table sets forth as of March 25, 2022, the dollar range of our securities owned by our directors and executive officers. The Company is not part of a “family of investment companies,” as that term is defined in Schedule 14A.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)	Aggregate Dollar Range of Equity Securities in All Funds Overseen or to be Overseen by Director or Nominee in Family of Investment Companies
Interested Director:
Mark S. DiSalvo	Over $100,000	n/a

Independent Directors:
Greg Bennett	None	n/a
Martin Laidlaw	None	n/a
Darren Stainrod	None	n/a

Executive Officers:
Mark S. DiSalvo	Over $100,000	n/a
Gregory J. Cannella	None	n/a

(1)	The dollar range of the equity securities beneficially owned is based on the closing price per share of the Company’s common stock of $0.25 on March 25, 2022 on the OTCPK.
(2)	The dollar ranges of equity securities beneficially owned are: none; $1–$10,000; $10,001–$50,000; $50,001–$100,000; and over $100,000.

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

As disclosed in various filings with the SEC, House Hanover has served as the Company’s investment advisor since January 1, 2018 under an Interim Investment Advisory Agreement that took effect on January 1, 2018 and terminated on May 30, 2018 (the “Interim Investment Advisory Agreement”) and an Investment Advisory Agreement that took effect on May 31, 2018 (the “Investment Advisory Agreement”). The Investment Advisory Agreement was approved by the Company’s stockholder at the 2018 Annual Meeting of Stockholders. The value of the Interim Investment Advisory Agreement and the Investment Advisory Agreement was determined based on a management fee. The amount of management fees accrued to House Hanover for the fiscal year ended December 31, 2021, under the Investment Advisory Agreement were $265,340. In addition to compensation based on a management fee, the Investment Advisory Agreement also provides for, subject to approval by the Board of Directors, reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company (“Administration Expenses”). The amount of administration expenses accrued for House Hanover for the fiscal year ended December 31, 2021 under the Investment Advisory Agreement was $270,000. House Hanover is controlled by Mr. DiSalvo.

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

Director Independence

In accordance with rules of the NASDAQ, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Company’s nominating and corporate governance committee and through a questionnaire to be completed by each director no less frequently than annually (and most recently in February of 2022), with updates periodically if information provided in the most recent questionnaire has changed.

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

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Independent Registered Public Accounting Firm

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal year ended December 31, 2021)

The following aggregate fees by WithumSmith, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2021 were billed to the Company for work attributable to audit, tax and other services.

WithumSmith Fiscal Year Ended December 31, 2021
Audit Fees	$159,547
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees:	$159,547

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

In the fiscal year 2021, the percentage of services designated for Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees that were approved by the audit committee were 100%, 0%, 0%, and 0%, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Documents Filed as Part of this Report

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger between Regal One Corporation and Princeton Capital Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.4	Second Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on February 27, 2018).
3.5	Third Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2020).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
10.1	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.2	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	Dividend Reinvestment Plan (Incorporated by reference from Exhibit 10.4 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.6	Investment Advisory Agreement between Registrant and House Hanover, LLC (Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on May 31, 2018)
14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the years ended December 29, 2021 and December 30, 2020.
99.2	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the year ended December 30, 2020 (Incorporated by reference from Exhibit 99.1 of Registrant’s Annual Report on Form 10-K, filed on March 31, 2021).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark S. DiSalvo	Interim Chief Executive Officer and Director,	March 31, 2022
Mark S. DiSalvo	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	March 31, 2022
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Darren Stainrod	Director	March 31, 2022
Darren Stainrod

/s/ Martin Laidlaw	Director	March 31, 2022
Martin Laidlaw

/s/ Greg Bennett	Director	March 31, 2022
Greg Bennett