Form 10-Q
period 2022-03-31
PRINCETON CAPITAL CORP
filed 2022-05-13
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 13, 2022 was 120,486,061.

PRINCETON CAPITAL CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2022 (unaudited)	December 31, 2021

ASSETS
Control investments at fair value (cost of $27,353,273 and $27,353,273, respectively)	$20,872,294	$22,615,962
Non-control/non-affiliate investments at fair value (cost of $18,682,876 and $18,682,876, respectively)	12,655,568	11,691,130
Total investments at fair value (cost of $46,036,149 and $46,036,149, respectively)	33,527,862	34,307,092
Cash	452,200	523,815
Restricted cash	40,594	40,586
Due from portfolio companies	227,355	225,396
Interest receivable, net of allowance for bad debt of $430,445 and $430,445, respectively	58,125	104,145
Taxes receivable	-	750
Prepaid expenses	177,625	30,473
Total assets	34,483,761	35,232,257

LIABILITIES
Accrued management fees	343,336	262,324
Accounts payable	195,046	203,645
Due to affiliates(1)	340,516	273,016
Deferred fee income	12,063	17,996
Accrued expenses and other liabilities	216,063	2,284
Total liabilities	1,107,024	759,265

Net assets	$33,376,737	$34,472,992

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at March 31, 2022 and December 31, 2021)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(31,612,633)	(30,516,378)
Total net assets	$33,376,737	$34,472,992
Net asset value per share	$0.277	$0.286

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 7 of the Notes to Financial Statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$168,750	$-
Interest income from control investments	66,584	71,195
Other income from non-control/non-affiliate investments	5,933	5,933
Other income from non-investment sources	15	35
Total investment income	241,282	77,163

OPERATING EXPENSES
Management fees	81,012	51,094
Administration fees	101,643	99,412
Audit fees	86,236	70,452
Tax preparation fees	4,990	-
Legal fees	144,083	19,684
Valuation fees	33,000	33,000
Directors’ fees	38,625	37,500
Insurance expense	41,908	37,105
Interest expense	-	188
Other general and administrative expenses	26,810	32,056
Total operating expenses	558,307	380,491

Net investment loss before tax	(317,025)	(303,328)
Income tax expense	-	-
Net investment loss after taxes	(317,025)	(303,328)

Net change in unrealized gain/(loss) on:
Non-control/non-affiliate investments	964,438	2,293,541
Control investments	(1,743,668)	2,116,511
Net change in unrealized gain/(loss) on investments	(779,230)	4,410,052
Net increase/(decrease) in net assets resulting from operations	$(1,096,255)	$4,106,724

Net investment loss per share
Basic	$(0.003)	$(0.003)
Diluted	$(0.003)	$(0.003)
Net increase/(decrease) in net assets resulting from operations per share
Basic	$(0.009)	$0.034
Diluted	$(0.009)	$0.034
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net assets at beginning of year	$34,472,992	$22,479,540

Increase/(decrease) in net assets resulting from operations:
Net investment loss	$(317,025)	$(303,328)
Net change in unrealized gain/(loss) on investments	(779,230)	4,410,052
Net increase/(decrease) in net assets resulting from operations	(1,096,255)	4,106,724

Total increase/(decrease) in net assets	(1,096,255)	4,106,724
Net assets at end of period	$33,376,737	$26,586,264

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$(1,096,255)	$4,106,724
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gain)/loss on investments	779,230	(4,410,052)
Changes in operating assets and liabilities:
Due from portfolio companies	(1,959)	(15,853)
Interest receivable	46,020	365
Prepaid expenses	(147,152)	(127,018)
Taxes receivable	750	6,000
Accrued management fees	81,012	51,094
Accounts payable	(8,599)	(33,450)
Due to affiliates	67,500	67,500
Deferred fee income	(5,933)	(5,933)
Accrued expenses and other liabilities	213,779	(21,328)
Net cash used in operating activities	(71,607)	(381,951)

Net decrease in cash and restricted cash	(71,607)	(381,951)
Cash and restricted cash at beginning of period	564,401	1,751,230
Cash and restricted cash at end of period	$492,794	$1,369,279

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$-	$188

The accompanying notes are an integral part of these unaudited condensed financial statements

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2022

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,464,620	13.38%
Unsecured loan 6.33%, due 12/31/2022 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				$6,331,585	$4,464,620	13.38%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	80,000	0.24%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				$5,742,667	$80,000	0.24%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,705,188	5.11%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	12,136,113	36.36%
Revolving Loan, 8% Cash, due 12/31/2022(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	6.74%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	23,538	0.07%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	211,835	0.64%
Total				$12,753,540	$14,622,486	43.81%
Total control investments				$27,353,273	$20,872,294	62.54%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	3/13/2015	$6,800,586	$6,800,586	$4,543,656	13.61%

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2022

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2023 (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$7,320,000	21.93%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	790,712	2.37%
Total				$11,881,090	$8,110,712	24.30%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%

Total non-control/non-affiliate investments				$18,682,876	$12,655,568	37.91%
Total Portfolio Investments				$46,036,149	$33,527,862	100.45%

Total Investments				$46,036,149	$33,527,862	100.45%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of March 31, 2022, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of March 31, 2022.
(6)	Represents an illiquid investment. At March 31, 2022, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2022

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of March 31, 2022.

	March 31, 2022
	Investments at Fair Value	Percentage of Net Assets
Geography
United States	$33,526,662	100.45%
Canada	1,200	-
Total	$33,527,862	100.45%

	March 31, 2022
	Investments at Fair Value	Percentage of Net Assets
Industry
Casual Dining	$14,622,486	43.81%
Nickel Pipe, Fittings and Flanges	8,110,712	24.30
Storage Company Property Management	4,543,656	13.61
Staffing	4,464,620	13.38
Energy Services	1,705,188	5.11
Medical Business Services	80,000	0.24
Security	1,200	-
Total	$33,527,862	100.45%

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2021

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,441,765	12.89%
Unsecured loan 6.33%, due 12/31/2022 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				$6,331,585	$4,441,765	12.89%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	158,159	0.46%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				$5,742,667	$158,159	0.46%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,745,113	5.06%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	12,294,480	35.66%
Revolving Loan, 8% Cash, due 12/31/2022(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	6.53%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	172,549	0.50%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	1,552,896	4.51%
Total				$12,753,540	$16,270,925	47.20%
Total control investments				$27,353,273	$22,615,962	65.61%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	3/13/2015	$6,800,586	$6,800,586	$4,854,720	14.08%

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2021

(Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2023 (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$6,835,210	19.83%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	-	-%
Total				$11,881,090	$6,835,210	19.83%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments				$18,682,876	$11,691,130	33.91%
Total Portfolio Investments				$46,036,149	$34,307,092	99.52%

Total Investments				$46,036,149	$34,307,092	99.52%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2021, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2021.
(6)	Represents an illiquid investment. At December 31, 2021, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(7)	Represents an investment valued using significant unobservable inputs.
(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

On March 7, 2005, Regal One’s board of directors determined it was in the shareholders’ best interest to change the focus of its operations to providing financial consulting services through its network of advisors and professionals, and to be regulated as a BDC under the 1940 Act. On September 16, 2005, Regal One filed a Form N54A (Notification of Election by Business Development Companies) with the Securities and Exchange Commission (“SEC”), which transformed Regal One into a BDC in accordance with sections 55 through 65 of the 1940 Act. Regal One reported as an operating BDC from March 31, 2006 until March 13, 2015 and since March 13, 2015 (following the Reincorporation below) Princeton Capital has reported as an operating BDC.

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

On April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The House Hanover Investment Advisory Agreement replaced the Interim Investment Advisory Agreement. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 9, 2022.

Since January 1, 2018, House Hanover has acted as our investment advisor under the Interim Investment Advisory Agreement (from January 1, 2018 until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of March 31, 2022 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three months ended March 31, 2022 may not be indicative of the results ultimately achieved for the year ended December 31, 2022 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2022, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2021, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

March 31, 2022

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of March 31, 2022, the valuation technique for the Company's investment in a First Lien Loan changed to include Receiver Recovery and Bankruptcy Recovery techniques. The reason for the change was the confidence of recovery options that presented itself in the first quarter.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

March 31, 2022

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

The following table provides a reconciliation of cash and restricted cash reporting within the statements of assets and liabilities that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31,	December 31,
	2022	2021
Cash	$452,200	$523,815
Restricted Cash	40,594	40,586
Total Cash and Restricted Cash	$492,794	$564,401

As of March 31, 2022 and December 31, 2021, restricted cash consisted of cash held for deposit with law firms that represents the Company in its litigation with Great Value Storage, LLC.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of March 31, 2022 and December 31, 2021, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

Other fee income from investment sources, includes loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $5,933 and $5,933 for the three months ended March 31, 2022, and 2021, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $15 and $35 for the three months ended March 31, 2022 and 2021, respectively.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three months ended March 31, 2022 and 2021, were incurred in the normal operating course of business and are included in legal fees on the Statement of Operations.

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company, prior to the final judgment received on March 4, 2021, for the three months ended March 31, 2021 were $14,423. These amounts are recoverable per the loan agreements and were invoiced to GVS and included in the amount Due from portfolio companies on the Statements of Assets and Liabilities. The amounts invoiced to the Company, after the final judgment received on March 4, 2021, for the three months ended March 31, 2022 and 2021 were $94,445 and $4,113, respectively. These amounts are for fees incurred to recover our judgment and were expensed to Legal fees on the Statements of Operations.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The Company did not meet the qualifications of a RIC for the 2021 tax year and was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). The failure to qualify as a RIC, however, did not impact the 2021 tax year as the Company had net operating losses and no realized gains in the tax year. Further, the Company has net operating losses and capital losses from prior years it can carry forward to offset taxable income.

The Company does not expect to meet the qualifications of a RIC for the 2022 tax year and is likely to be taxed as a corporation under Subchapter C of the Code. However, in the event that the Company does meet the qualifications of a RIC for the 2022 tax year, it may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC for the 2022 tax year due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three months ended March 31, 2022 and 2021, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three months ended March 31, 2022 and 2021, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

March 31, 2022

(Unaudited)

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

COVID Risk

The Company is subject to risks associated with unforeseen events, including but not limited to, natural disasters, acts of terrorism and the emergence of pandemic or other public health emergencies, which could create economic, financial and business disruptions. Certain impacts from the COVID-19 outbreak and its variants may have a significant negative impact on the Company’s operations and performance. These circumstances may continue for an extended period of time, and may have an adverse impact on economic and market conditions. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual companies, are not known. The extent of the impact to the financial performance and the operations of the Company will depend on future developments, which are highly uncertain and cannot be predicted.

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase/(decrease) in net assets resulting from operations	$(1,096,255)	$4,106,724
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share
Basic	$(0.009)	$0.034
Diluted	$(0.009)	$0.034

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2022 and December 31, 2021, respectively:

	As of March 31, 2022
	Level 1		Level 2	Level 3	Total
Portfolio Investments
First Lien Loans		$-	$-	$18,930,769	$18,930,769
Second Lien Loans		-	-	11,864,620	11,864,620
Equity		-	-	2,732,473	2,732,473
Total Portfolio Investments		-	-	33,527,862	33,527,862
Total Investments	$		$-	$33,527,862	$33,527,862

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$19,400,200	$19,400,200
Second Lien Loans	-	-	11,435,134	11,435,134
Equity	-	-	3,471,758	3,471,758
Total Portfolio Investments	-	-	34,307,092	34,307,092
Total Investments	$	$-	$34,307,092	$34,307,092

During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers between Level, 1, Level 2 or Level 3.

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

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2022 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$19,400,200	$11,435,134	$-	$3,471,758	$34,307,092
Amortization	-	-	-	-	-
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	-	-	-	-	-
Payment-in-kind interest	-	-	-	-	-
Change in unrealized gain (loss) on investments	(469,431)	429,486	-	(739,285)	(779,230)
Fair value at end of period	$18,930,769	$11,864,620	$-	$2,732,473	$33,527,862
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2022	$(469,431)	$429,486	$-	$(739,285)	$(779,230)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2021 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	(230,570)	-	-	-	(230,570)
Payment-in-kind interest	97,401	-	-	-	97,401
Realized gain (loss) on investments	-	-	-	-	-
Change in unrealized gain (loss) on investments	4,861,934	6,199,426	-	1,811,878	12,873,238
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$19,400,200	$11,435,134	$-	$3,471,758	$34,307,092
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2021	$4,861,934	$6,199,426	$-	$1,811,878	$12,873,238

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2022:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$4,543,656	Receiver Recovery	Recovery Rate	100.00%-100.00% (100.00%)
		Bankruptcy Recovery	Recovery Rate	40.00%-60.00% (50.00%)
		Zero Recovery	Recovery Rate	0.00%-0.00% (0.00%)
	14,387,113	Enterprise Value Coverage	EV / Store level EBITDAR	4.75x-5.25x (5.00x)
			Location Value	$1,450,000-$1,800,000 ($1,625,000)
Total	18,930,769

Second Lien Loans	11,864,620	Enterprise Value Coverage	EV / LTM Revenue	0.45x-0.68x (0.57x)
			EV / PF EBITDA	7.50x-8.50x (8.00x)
		Pending Sale	Approach Weight	34.25%-34.25% (34.25%)
Total	11,864,620

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.45x-0.50x (0.48x)
Total	-

Equity	1,026,085	Enterprise Value Coverage	EV / LTM Revenue	0.45x-0.68x (0.57x)
			EV / PF EBITDA	7.50x-8.50x (8.00x)
			EV / Store level EBITDAR	4.75x-5.25x (5.00x)
			Location Value	$1,450,000-$1,800,000 ($1,625,000)
		Pending Sale	Approach Weight	34.25%-34.25% (34.25%)
	1,705,188	Appraisal Value Coverage	Cost Approach	$1,431,000-$1,749,000 ($1,590,000)
			Sales Comparison Approach	$1,341,000-$1,639,000 ($1,490,000)
Total	2,731,273
Total Level 3 Investments	$33,526,662

(1)	The valuation technique for the Company's investment in a First Lien Loan changed to include Receiver Recovery and Bankruptcy Recovery techniques. The reason for the change was the confidence of recovery options that presented itself in the first quarter.
(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions.  As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of March 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$4,854,720	Discounted Cash Flow	Discount Rate	55.00%-65.00% (60.00%)
		Judgment Recovery	Recovery Rate	40.00%-60.00% (50.00%)
		Judgment + Penalty Recovery	Recovery Rate	40.00%-60.00% (50.00%)
		Zero Recovery	Recovery Rate	0.00%-0.00% (0.00%)
	14,545,480	Enterprise Value Coverage	EV / Store level EBITDAR	4.75x-5.25x (5.00x)
			Location Value	$1,275,000-$1,375,000 ($1,325,000)
Total	19,400,200

Second Lien Loans	11,435,134	Enterprise Value Coverage	EV / RR Revenue Multiple	0.48x-0.53x (0.50x)
			EV / 2021 Revenue	0.60-0.70x (0.65x)
			EV / CFY EBITDA	7.50x-8.50x (8.00x)
			EV / CFY Revenue	0.95x-1.05x (1.00x)
		Pending Sale	Approach Weight	35.40%-35.40% (35.40%)
Total	11,435,134

Unsecured Loans	-	Enterprise Value Coverage	EV / RR Revenue Multiple	0.48x-0.53x (0.50x)
Total	-

Equity	1,725,445	Enterprise Value Coverage	EV / RR Revenue Multiple	0.48x-0.53x (0.50x)
			EV / 2021 Revenue	0.60x-0.70x (0.65x)
			EV / CFY EBITDA	7.50x-8.50x (8.00x)
			EV / CFY Revenue	0.95x-1.05x (1.00x)
			EV / STORE LEVEL EBITDAR	4.75x-5.25x (5.00x)
			Location Value	$1,275,000-$1,375,000 ($1,325,000)
		Pending Sale	Approach Weight	35.40%-35.40% (35.40%)
	1,745,113	Appraisal Value Coverage	Cost Approach	$1,458,000-$1,782,000 ($1,620,000)
			Sales Comparison Approach	$1,350,000-$1,650,000 ($1,500,000)
Total	3,470,558
Total Level 3 Investments	$34,305,892

(1)	The valuation technique for the Company's investment in a First Lien Loan changed with addition of a Judgment Recovery, Judgment plus Penalty Recovery and Zero Recovery techniques. The reason for the change was the additional recovery options that presented itself in the fourth quarter. The valuation technique for the Company's investment in a Second Lien Loan and an Equity position changed with the addition of a Pending Sale technique. The reason for the change is that these investments are pending sale as of December 31, 2021.
(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2021.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

As of March 31, 2022 and December 31, 2021, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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

March 31, 2022

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Management fees earned by House Hanover for the three months ended March 31, 2022 and March 31, 2021 were $81,012 and $51,094, respectively.

As of March 31 2022 and December 31, 2021, management fees of $343,336 and $262,324, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. On April 29, 2021 and December 6, 2021, the Company made payments to House Hanover for management fees in the amount of $285,137 and $270,000, respectively.

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

March 31, 2022

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 9, 2022.

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

March 31, 2022

(Unaudited)

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

Administration fees were $67,500 and fees to the Sub-Administrator were $34,143 for the three months ended March 31, 2022, as shown on the Statements of Operations under administration fees. Administration fees were $67,500 and fees to the Sub-Administrator were $31,912 for the three months ended March 31, 2021, as shown on the Statements of Operations under administration fees.

As of March 31, 2022 and December 31, 2021, administration fees of $340,516 and $273,016, respectively, were payable to House Hanover and are recorded as Due to affiliates on the Statements of Assets and Liabilities. House Hanover is allowing administration fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. On April 29, 2021 and December 6, 2021, the company made payments to House Hanover for administration fees in the amount of $202,500 and $266,984, respectively.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2022, none of the portfolio companies had accepted our offer for such services. On May 1, 2022, Advantis Certified Staffing Solutions, Inc. (“Advantis”) requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.286	$0.187
Net investment loss	(0.003)	(0.003)
Change in unrealized gain (loss)	(0.006)	0.037
Net asset value at end of period	$0.277	$0.221
Total return based on net asset value (2)	(3.1)%	18.2%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$33,376,737	$26,586,264
Average net assets	$34,460,811	$22,524,669
Ratio of net operating expenses to average net assets (3)	6.6%	6.9%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	5.6%	(5.5)%
Ratio of net investment loss to average net assets (3)	(3.7)%	5.9%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(3.7)%	(5.5)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	(12.9)%	73.9%
Portfolio Turnover	0.0%	0.0%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per Share Data (1):
Net asset value at beginning of year	$0.187	$0.276	$0.345	$0.344	$0.365
Net investment income (loss)	(0.007)	(0.005)	(0.009)	0.009	0.008
Change in unrealized gain (loss)	0.106	(0.022)	(0.060)	(0.007)	(0.035)
Realized gain (loss)	-	(0.062)	-	(0.001)	0.006
Net asset value at end of year	$0.286	$0.187	$0.276	$0.345	$0.344
Total return based on net asset value (2)	52.9%	(32.60)%	(20.0)%	0.3%	(5.8)%
Weighted average shares outstanding for year, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of year	$34,472,992	$22,479,540	$33,280,329	$41,554,951	$41,407,539
Average net assets	$29,126,862	$25,276,013	$38,504,249	$41,416,562	$42,634,685
Total operating expenses to average net assets	6.0%	6.2%	5.8%	5.4%	3.8%
Net operating expenses to average net assets (4)	6.0%	6.2%	5.8%	5.4%	3.3%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	5.1%	5.2%	4.9%	4.3%	2.8%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	5.1%	5.2%	4.9%	4.3%	3.2%

Net investment income (loss) to average net assets	(3.0)%	(2.7)%	(2.8)%	2.5%	2.4%
Net investment income (loss) to average net assets, excluding management fee waiver	(3.0)%	(2.7)%	(2.8)%	2.5%	1.9%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(3.0)%	(3.0)%	(2.8)%	2.5%	0.1%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver (5)	(3.0)%	(3.0)%	(2.8)%	2.5%	(0.4)%

Net increase (decrease) in net assets resulting from operations to average net assets	41.2%	(42.7)%	(21.5)%	0.4%	(6.0)%
Portfolio Turnover	0.4%	0.4%	0.7%	0.5%	7.0%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three months ended March 31, 2022 and 2021, the Company did not exclude any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.
(4)	Net operating expenses includes a management fee waiver in the amount of $216,559 for the year ended December 31, 2017.
(5)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of March 31, 2022. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

Risks and Uncertainties

COVID-19

As the global spread of COVID-19 and its variants continue, we have experienced increased market volatility and economic uncertainties which may materially impact the valuation of portfolio investments and in turn, the net asset value of the Company. This may have other financial or operational effects, though the extent of such impact is unpredictable at this time. Further, while the effects of this pandemic have negatively impacted our portfolio companies, four of them have benefited from the Paycheck Protection Program by the U.S. Small Business Administration.

Russia/Belarus Action with Ukraine

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company's operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, may materially impact the valuation of the portfolio investments and in turn, the net asset value of the Company. The specific impact on the Company's financial condition, results of operations, and cash flows is not determinable as of the date of these financial statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

In evaluating these investments, there are now two tests utilized to determine if any of the Company’s control investments are considered significant subsidiaries; the investment and the income significant tests. The asset significant test was eliminated under the new rules. Rule 3.09 of Regulation S-X, as interpreted by the SEC, requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary in an annual report if the subsidiary investment value exceeds 20% of the Company’s total investments at fair value, the income from the subsidiary investment exceeds 80% of the Company’s change in net assets resulting from operations, or the income from the subsidiary investment exceeds 20% of the Company’s change in net assets resulting from operations and the subsidiary investment value exceeds 5% of the Company’s total investments at fair value. Rule 4-08(g) of Regulation S-X requires summarized financial information of an unconsolidated subsidiary in an annual report where the Company owns more than 25% of the voting securities or is otherwise controlled by the Company if it does not qualify under Rule 3.09 of Regulation S-X and if the subsidiary investment value exceeds 10% of the Company’s total investments at fair value, the income from the subsidiary investment exceeds 80% of the Company’s change in net assets resulting from operations, or the income from the subsidiary investment exceeds 10% of the Company’s change in net assets resulting from operations and the subsidiary investment value exceeds 5% of the Company’s total investments at fair value.

Rule 10-01(b)(1) of Regulation S-X requires summarized financial information for interim financial statements, if the Company owns more than 25% of the voting securities or is otherwise controlled by the Company and if the subsidiary investment value exceeds 10% of the Company’s total investments at fair value, the income from the subsidiary investment exceeds 80% of the Company’s change in net assets resulting from operations, or the income from the subsidiary investment exceeds 10% of the Company’s change in net assets resulting from operations and the subsidiary investment value exceeds 5% of the Company’s total investments at fair value.

The Company has determined that Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at March 31, 2022 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Three months Ended March 31, 2022	Three months Ended March 31, 2021	Three months Ended March 31, 2022	Three months Ended March 31, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$4,471	$4,345	$2,898	$758
Gross Profit	$3,083	$3,064	$527	$181
Net Income (Loss)	$1,544	$(235)	$(248)	$19

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ending March 31, 2022 and through the date of this filing, there was no portfolio activity or other events to report.

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2021 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2022.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at March 31 2022	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2021	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at March 2022
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$4,441,765	$-	$-	-	$22,855	$4,464,620
Unsecured loan Consolidated BL Note 6.33% due 12/31/2022	$1,381,586	21,564	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	158,159	-	-	-	(78,159)	80,000
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,745,113	-	-	-	(39,925)	1,705,188
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	45,020	12,294,480	-	-	-	(158,367)	12,136,113
Revolving Loan, 8% PIK, due 12/31/2022	$2,251,000	-	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	172,549	-	-	-	(149,011)	23,538
Membership Interest – Class A (3)	99.997%	-	1,552,896	-	-	-	(1,341,061)	211,835
Total Control Investments		$66,584	$22,615,962	$-	$-	$-	$(1,743,668)	$20,872,294

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of March 31, 2022 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At March 31, 2022, the Company had investments in 7 portfolio companies. The total cost and fair value of the total investments were approximately $46.0 million and $33.5 million, respectively. The composition of our investments by asset class as of March 31, 2022 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$15,404,530	$18,930,769	56.5%
Second Lien Loans	12,766,144	11,864,620	35.4
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	2,732,473	8.1
Total Portfolio Investments	$46,036,149	$33,527,862	100.0%

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

At March 31, 2022, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 9.08% of which approximately 9.08% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2021, our weighted average yield based upon cost of our portfolio investments was approximately 9.08% of which approximately 9.08% is current cash interest.

At March 31, 2022 and December 31, 2021, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

There was no primary portfolio investment activities for the three months ended March 31, 2022.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022			As of December 31, 2021
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	—	—	—	—	—	—
3	21,707,113	70.49	2	21,380,690	69.34	2
4	9,008,276	29.25	2	9,296,485	30.15	2
5	80,000	0.26	1	158,159	0.51	1
	$30,795,389	100.00%	5	$30,835,334	100.00%	5

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2022, we had 4 loans on non-accrual status and as of December 31, 2021, we had 4 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

	Three Months Ended March 31, 2022 (unaudited)		Three Months Ended March 31, 2021 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$235,334	$0.002	$71,195	$0.001
Other income	5,948	0.000	5,968	0.000
Total investment income	241,282	0.002	77,163	0.001

Operating expenses
Management fees	81,012	0.001	51,094	0.000
Administration fees	101,643	0.001	99,412	0.001
Audit fees	86,236	0.001	70,452	0.001
Tax preparation fees	4,990	0.000	-	0.000
Legal fees	144,083	0.001	19,684	0.000
Valuation fees	33,000	0.000	33,000	0.000
Directors’ fees	38,625	0.000	37,500	0.000
Insurance expense	41,908	0.000	37,105	0.000
Interest expense	-	0.000	188	0.000
Other general and administrative expenses	26,810	0.000	32,056	0.000
Total net operating expenses	558,307	0.004	380,491	0.002

Net investment loss before tax	(317,025)	(0.003)	(303,328)	(0.003)
Income tax expense	-	0.000	-	0.000
Net investment loss after tax	$(317,025)	$(0.003)	$(303,328)	$(0.003)
Net change in unrealized gain (loss)	$(779,230)	$(0.006)	$4,410,052	$0.037
Net increase (decrease) in net assets resulting from operations	$(1,096,255)	$(0.009)	$4,106,724	$0.034

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended March 31, 2022 and March 31, 2021, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

Operating Expenses

Total net operating expenses increased from $380,491 for the three months ended March 31, 2021 to $558,307 for the three months ended March 31, 2022. The increase is primarily due to an increase in legal fees, management fees and audit fees for the three months ended March 31, 2022.

Total operating expenses per share increased from $0.002 to $0.04 per share for the three months ended March 31, 2021 and for the three months ended March 31, 2022.

Net Investment Income (Loss) after tax

Net investment income (loss) (after tax) increased from a loss of $(303,328) for the three months ended March 31, 2021 to a loss of $(317,025) for the three months ended March 31, 2022. This increase in a loss was primarily due to an increase in investment income, which was offset by an increase in expenses as explained above.

Net investment income (loss) (after tax) per share remained consistent at $(0.003) for the three months ended March 31, 2021 and 2022, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2022 and 2021, we did not recognize any realized gain or loss

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(779,230) for the three months ended March 31, 2022 primarily in connection with loss of $1,490,072, $311,064 and $158,367 on Rockfish Holdings LLC, Great Value Storage, LLC. and Rockfish Seafood Grill, Inc., which were partially offset by gain of $1,275,502 from Performance Alloys, LLC.

Net change in unrealized gain (loss) on investments totaled a gain of $4,410,052 for the three months ended March 31, 2021 primarily in connection with gains of $2,114,584, $1,417,500 and $876,041 on Rockfish Seafood Grill, Inc., Performance Alloys, LLC. and Great Value Storage, LLC., which were partially offset by losses of $35,856 from Advantis Certified Staffing Solutions, Inc.

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

As of March 31, 2022, we had $452,200 in cash and $40,594 in restricted cash, and our net assets totaled $33,376,737. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of March 31, 2022, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the three months ended March 31, 2022 and 2021, and through the date of issuance of this report, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended March 31, 2022 and March 31, 2021 were $81,012 and $51,094, respectively.

As of March 31, 2022 and December 31, 2021, management fees of $343,336 and $262,324, respectively, were payable to House Hanover. House Hanover is allowing management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds. On April 29, 2021 and December 6, 2021, the Company made payments to House Hanover for management fees in the amount of $285,137 and $270,000, respectively.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $67,500, and $67,500 for the three months ended March 31, 2022 and 2021, respectively, as shown on the Statements of Operations under administration fees. As of March 31, 2022 and December 31, 2021 there were $340,516 and $273,016, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates. House Hanover is allowing administration fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. On April 29, 2021 and December 6, 2021, the Company made payments to House Hanover for administration fees in the amount of $202,500 and $266,984, respectively.

On May 1, 2022, Advantis Certified Staffing Solutions, Inc. (“Advantis”) requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

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

Recent Developments

Subsequent to the quarter ending March 31, 2022 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of March 31, 2022, all of our debt investments are fixed rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2022), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2022, there were no material legal proceedings against the Company or any of its officers or directors.

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

The Company has not received financial statements from GVS since August 2018 and does not have current information regarding the properties owned by GVS affiliates which have been managed by GVS (some of which have filed for Chapter 11 bankruptcy). The Company is concurrently seeking recovery in the U.S. Bankrutpcy Court for the Northern District of Texas, as it has been discovered that Natin Paul had transferred the properties from the GVS Defendants and to the debtor entities that filed bankruptcy.

Because of the inherent uncertainty of litigation, the fair market value of our investment in GVS may be materially lower than the value included in our financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: May 13, 2022	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 13, 2022	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)