Form 10-Q
period 2022-09-30
PRINCETON CAPITAL CORP
filed 2022-11-10
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 10, 2022 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2022 (unaudited)	December 31, 2021

ASSETS
Control investments at fair value (cost of $27,353,273 and $27,353,273, respectively)	$17,965,147	$22,615,962
Non-control/non-affiliate investments at fair value (cost of $18,682,876 and $18,682,876, respectively)	22,806,912	11,691,130
Total investments at fair value (cost of $46,036,149 and $46,036,149, respectively)	40,772,059	34,307,092
Cash	187,979	523,815
Restricted cash	40,624	40,586
Due from portfolio companies	229,540	225,396
Interest receivable, net of allowance for bad debt of $430,445 and $430,445, respectively	310,928	104,145
Taxes receivable	-	750
Prepaid expenses	82,876	30,473
Total assets	41,624,006	35,232,257

LIABILITIES
Accrued management fees	512,735	262,324
Accounts payable	364,873	203,645
Due to affiliates(1)	472,500	273,016
Deferred fee income	-	17,996
Accrued expenses and other liabilities	78,521	2,284
Total liabilities	1,428,629	759,265

Net assets	$40,195,377	$34,472,992

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at September 30, 2022 and December 31, 2021)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(24,793,993)	(30,516,378)
Total net assets	$40,195,377	$34,472,992
Net asset value per share	$0.334	$0.286

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 7 of the Notes to Financial Statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$172,500	$-	$511,875	$-
Interest income from control investments	254,679	254,209	570,415	397,391
Interest income paid-in-kind from control investments	-	97,401	-	97,401
Other income from non-control/non-affiliate investments	6,064	6,064	17,996	17,996
Other income from non-investment sources	17	21	55	85
Total investment income	433,260	357,695	1,100,341	512,873

OPERATING EXPENSES
Management fees	83,014	74,347	247,395	182,778
Administration fees	105,257	101,643	308,543	300,467
Audit fees	21,320	21,115	128,876	112,682
Tax preparation fees	1,570	-	13,120	19,487
Legal fees	342,598	71,304	712,909	136,914
Valuation fees	28,500	33,000	94,500	99,000
Directors’ fees	38,625	38,625	115,875	114,375
Insurance expense	47,654	41,201	136,658	119,059
Interest expense	1,638	-	3,963	188
Other general and administrative expenses	35,740	20,003	80,628	80,509
Total operating expenses	705,916	401,238	1,842,467	1,165,459

Net investment loss before tax	(272,656)	(43,543)	(742,126)	(652,586)
Income tax expense	-	-	456	-
Net investment loss after taxes	(272,656)	(43,543)	(742,582)	(652,586)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	7,295,672	(953,012)	11,115,782	1,423,650
Control investments	(39,925)	(677,563)	(4,650,815)	9,481,917
Net change in unrealized gain (loss) on investments	7,255,747	(1,630,575)	6,464,967	10,905,567
Net increase (decrease) in net assets resulting from operations	$6,983,091	$(1,674,118)	$5,722,385	$10,252,981

Net investment loss per share
Basic	$(0.002)	$(0.000)	$(0.006)	$(0.005)
Diluted	$(0.002)	$(0.000)	$(0.006)	$(0.005)
Net increase (decrease) in net assets resulting from operations per share
Basic	$0.058	$(0.014)	$0.047	$0.085
Diluted	$0.058	$(0.014)	$0.047	$0.085
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three and Nine Months Ended September 30,
	2022	2021
Net assets at beginning of year	$34,472,992	$22,479,540

Increase/(decrease) in net assets resulting from operations:
Net investment loss	(317,025)	(303,328)
Net change in unrealized gain/(loss) on investments	(779,230)	4,410,052
Net increase/(decrease) in net assets resulting from operations	(1,096,255)	4,106,724

Total increase/(decrease) in net assets	(1,096,255)	4,106,724
Net assets at March 31	33,376,737	26,586,264

Increase/(decrease) in net assets resulting from operations
Net investment loss	(152,901)	(305,715)
Net change in unrealized gain/(loss) on investments	(11,550)	8,126,090
Net increase/(decrease) in net assets resulting from operations	(164,451)	7,820,375

Total increase/(decrease) in net assets	(164,451)	7,820,375
Net assets at June 30	33,212,286	34,406,639

Increase/(decrease) in net assets resulting from operations
Net investment loss	(272,656)	(43,543)
Net change in unrealized gain/(loss) on investments	7,255,747	(1,630,575)
Net increase/(decrease) in net assets resulting from operations	6,983,091	(1,674,118)

Total increase/(decrease) in net assets	6,983,091	(1,674,118)
Net assets at September 30	$40,195,377	$32,732,521

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,722,385	$10,252,981
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	-	230,570
Net change in unrealized gain on investments	(6,464,967)	(10,905,567)
Increase in investments due to PIK	-	(97,401)
Changes in operating assets and liabilities:
Due from portfolio companies	(4,144)	(33,943)
Interest receivable	(206,783)	365
Prepaid expenses	(52,403)	(45,064)
Taxes receivable	750	6,000
Accrued management fees	250,411	(102,359)
Accounts payable	161,228	(32,460)
Due to affiliates	199,484	-
Tax expense payable	-	(456)
Deferred fee income	(17,996)	(17,996)
Accrued expenses and other liabilities	76,237	(26,039)
Net cash used in operating activities	(335,798)	(771,369)

Net decrease in cash and restricted cash	(335,798)	(771,369)
Cash and restricted cash at beginning of period	564,401	1,751,230
Cash and restricted cash at end of period	$228,603	$979,861

Cash and cash equivalents	$187,979	$939,287
Restricted Cash	40,624	40,574
Total Cash, Cash Equivalents and Restricted Cash	$228,603	$979,861

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$3,963	$188
Income tax paid	$456	$456

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2022

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,044,044	10.06%
Unsecured loan 6.33%, due 12/31/2022 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				$6,331,585	$4,044,044	10.06%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	206,813	0.52%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				$5,742,667	$206,813	0.52%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,726,047	4.29%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)(7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	9,737,243	24.23%
Revolving Loan, 8% Cash, due 12/31/2022(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	5.60%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	-	-%
Total				$4,149,596	$-	-%
Total control investments				$27,353,273	$17,965,147	44.70%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	3/13/2015	$6,800,586	$6,800,586	$11,372,699	28.29%

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2022

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2023 (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$7,320,000	18.21%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	4,113,013	10.23%
Total				$11,881,090	$11,433,013	28.44%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments				$18,682,876	$22,806,912	56.73%
Total Portfolio Investments				$46,036,149	$40,772,059	101.43%

Total Investments				$46,036,149	$40,772,059	101.43%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of September 30, 2022, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of September 30, 2022.

(6)	Represents an illiquid investment. At September 30, 2022, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

(7)	Represents an investment valued using significant unobservable inputs.

(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. On September 2, 2022, the Company entered into a Settlement, Assignment and Acceptance Agreement and subsequent to quarter end was paid in full on October 7, 2022. See Note 8 of the Notes to Financial Statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS

as of September 30, 2022

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of September 30, 2022.

	September 30, 2022
	Investments at Fair Value	Percentage of Net Assets
Geography
United States	$40,770,859	101.43%
Canada	1,200	-
Total	$40,772,059	101.43%

	September 30, 2022
	Investments at Fair Value	Percentage of Net Assets
Industry
Casual Dining	$11,988,243	29.83%
Nickel Pipe, Fittings and Flanges	11,433,013	28.44
Storage Company Property Management	11,372,699	28.29
Staffing	4,044,044	10.06
Energy Services	1,726,047	4.29
Medical Business Services	206,813	0.52
Security	1,200	-
Total	$40,772,059	101.43

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2021

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,441,765	12.89%
Unsecured loan 6.33%, due 12/31/2022 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				$6,331,585	$4,441,765	12.89%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	158,159	0.46%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				$5,742,667	$158,159	0.46%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,745,113	5.06%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	12,294,480	35.66%
Revolving Loan, 8% Cash, due 12/31/2022(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	6.53%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	172,549	0.50%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	1,552,896	4.51%
Total				$12,753,540	$16,270,925	47.20%
Total control investments				$27,353,273	$22,615,962	65.61%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	3/13/2015	$6,800,586	$6,800,586	$4,854,720	14.08%

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2021

(Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2023 (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$6,835,210	19.83%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	-	-%
Total				$11,881,090	$6,835,210	19.83%
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments				$18,682,876	$11,691,130	33.91%
Total Portfolio Investments				$46,036,149	$34,307,092	99.52%

Total Investments				$46,036,149	$34,307,092	99.52%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2021, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of December 31, 2021.

(6)	Represents an illiquid investment. At December 31, 2021, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

(7)	Represents an investment valued using significant unobservable inputs.

(8)	On March 14, 2019, the Company filed a lawsuit against Great Value Storage, LLC due to a breach of contract. See Note 8 of the Notes to Financial Statements. The Company has not received financial statements since August 2018.

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

September 30, 2022

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. On August 19, 2021, the Company provided an update with respect to our strategic review process and reported that the process was ongoing and that our options had been enhanced by significant valuation growth in our portfolio. As of September 30, 2022 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the nine months ended September 30, 2022 may not be indicative of the results ultimately achieved for the year ended December 31, 2022 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2022, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2021, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

September 30, 2022

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm unless an internal valuation process is used, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor;

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm and the valuation committee.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of September 30, 2022, the valuation technique for the Company's investment in a First Lien Loan changed to remove the Receiver Recovery, Bankruptcy Recovery and Zero Recovery techniques. The reason for the change was that the Company entered into a settlement agreement prior to the end of the quarter and received funds within a week subsequent to quarter end.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

The Company will periodically test its valuations of Level 3 investments through performing back testing of the sales of such investments by comparing the amounts realized against the most recent fair values reported, and if necessary, uses the findings to recalibrate its valuation procedures. On a quarterly basis and unless an internal valuation process is used, the Company engages the services of a nationally recognized third-party valuation firm to perform an independent valuation of the Company’s Level 3 investments. This valuation firm provides a range of values for selected investments, which is presented to the Valuation Committee to determine the value for each of the selected investments.

Investment Valuation

We expect that most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our board of directors, including reflecting significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under FASB, or ASC 820 “Fair Value Measurements and Disclosures”. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

The following table provides a reconciliation of cash and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	September 30,	December 31,
	2022	2021
Cash and Cash Equivalents	$187,979	$523,815
Restricted Cash	40,624	40,586
Total Cash, Cash Equivalents and Restricted Cash	$228,603	$564,401

As of September 30, 2022 and December 31, 2021, restricted cash consisted of cash held for deposit with law firms that represents the Company in its litigation with Great Value Storage, LLC.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of September 30, 2022 and December 31, 2021, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources, includes loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $6,064 and $6,064 for the three months ended September 30, 2022, and 2021, respectively. Income from such sources was $17,996 and $17,996 for the nine months ended September 30, 2022, and 2021, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $17 and $21 for the three months ended September 30, 2022 and 2021, respectively. Income from such sources was $55 and $85 for the nine months ended September 30, 2022 and 2021, respectively

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three and nine months ended September 30, 2022 and 2021, were incurred in the normal operating course of business and are included in legal fees on the Statement of Operations.

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company, prior to the final judgment received on March 4, 2021, for the nine months ended September 30, 2022 and 2021 were $0 and $14,423. These amounts are recoverable per the loan agreements and were invoiced to GVS and included in the amount Due from portfolio companies on the Statements of Assets and Liabilities. The amounts invoiced to the Company, after the final judgment received on March 4, 2021, for the nine months ended September 30, 2022 and 2021 were $485,370 and $35,003, respectively. These amounts are for fees incurred to recover our judgment and were expensed to Legal fees on the Statements of Operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three and nine months ended September 30, 2022 and 2021, no dividends have been declared or distributed to stockholders. As disclosed in the Company’s Form 8-K that was filed on October 27, 2022, the Board of Directors has authorized and declared a cash dividend of $0.075 per share of common stock payable on December 1, 2022 to stockholders of record as of the close of business on November 21, 2022.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and nine months ended September 30, 2022 and 2021, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended September 30, 2022 and September 30, 2021 and the nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$6,983,091	$(1,674,118)	$5,722,385	$10,252,981
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$0.058	$(0.014)	$0.047	$0.085
Diluted	$0.058	$(0.014)	$0.047	$0.085

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2022 and December 31, 2021, respectively:

	As of September 30, 2022
	Level 1		Level 2	Level 3	Total
Portfolio Investments
First Lien Loans		$-	$-	$23,567,755	$23,567,755
Second Lien Loans		-	-	11,364,044	11,364,044
Equity		-	-	5,840,260	5,840,260
Total Portfolio Investments		-	-	40,772,059	40,772,059
Total Investments	$		$-	$40,772,059	$40,772,059

	As of December 31, 2021
	Level 1		Level 2	Level 3	Total
Portfolio Investments
First Lien Loans		$-	$-	$19,400,200	$19,400,200
Second Lien Loans		-	-	11,435,134	11,435,134
Equity		-	-	3,471,758	3,471,758
Total Portfolio Investments		-	-	34,307,092	34,307,092
Total Investments	$		$-	$34,307,092	$34,307,092

During the nine months ended September 30, 2022 and the year ended December 31, 2021, there were no transfers between Level 1, Level 2 or Level 3. During the nine months ended September 30, 2022, the company’s investment in Dominion Medical Management, Inc. changed from a second lien loan to a first lien loan.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2022 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$19,400,200	$11,435,134	$-	$3,471,758	$34,307,092
Amortization	-	-	-	-	-
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	-	-	-	-	-
Payment-in-kind interest	-	-	-	-	-
Change in unrealized gain (loss) on investments	4,009,396	87,069	-	2,368,502	6,464,967
Transfers in/out (1)	158,159	(158,159)
Fair value at end of period	$23,567,755	$11,364,044	$-	$5,840,260	$40,772,059
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2022	$4,167,555	$(71,090)	$-	$2,368,502	$6,464,967

(1)	The Company’s investment in Dominion Medical Management, Inc. changed from a second lien loan to a first lien loan in the third quarter of 2022.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2021 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	(230,570)	-	-	-	(230,570)
Payment-in-kind interest	97,401	-	-	-	97,401
Realized gain (loss) on investments	-	-	-	-	-
Change in unrealized gain (loss) on investments	4,861,934	6,199,426	-	1,811,878	12,873,238
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$19,400,200	$11,435,134	$-	$3,471,758	$34,307,092
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2021	$4,861,934	$6,199,426	$-	$1,811,878	$12,873,238

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2022:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$11,372,699	Settlement Recovery	Market Yield	7.61%-9.85% (8.73%)
	11,988,243	Enterprise Value Coverage	EV / Store level EBITDAR	4.75x-5.25x (5.00x)
			Location Value	$1,450,000-$1,650,000 ($1,550,000)
Total	23,360,942

Second Lien Loans	11,364,044	Enterprise Value Coverage	EV / LTM Revenue	0.40x-0.45x (0.43x)
			EV / PF EBITDA	5.25x-6.25x (5.75x)
Total	11,364,044

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.40x-0.45x (0.43x)
Total	-

Equity	4,113,013	Enterprise Value Coverage	EV / LTM Revenue	0.40x-0.45x (0.43x)
			EV / PF EBITDA	5.25x-6.25x (5.75x)
			EV / Store level EBITDAR	4.25x-4.75x (5.00x)
			Location Value	$1,450,000-$1,650,000 ($1,550,000)
	1,726,047	Appraisal Value Coverage	Cost Approach	$1,467,000-$1,793,000 ($1,630,000)
			Sales Comparison Approach	$1,404,000-$1,716,000 ($1,560,000)
Total	5,839,060
Total Level 3 Investments	$40,564,046

(1)	The valuation technique for the Company's investment in a First Lien Loan changed to remove the Receiver Recovery, Bankruptcy Recovery and Zero Recovery techniques. The reason for the change was that the Company entered into a settlement agreement prior to the end of the quarter and received funds within a week subsequent to quarter end.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

One of the Company’s remaining Level 3 investments, valued at $1,200, has been valued using unadjusted third party transactions.  The other remaining Level 3 investment, valued at $206,813, was an investment in a portfolio company that ceased operations in the 2nd quarter of 2022. This value consisted of an estimate of remaining cash available to distribute to priority lienholders. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of September 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

Description	Fair Value	Valuation Technique(1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$4,854,720	Discounted Cash Flow	Discount Rate	55.00%-65.00% (60.00%)
		Judgment Recovery	Recovery Rate	40.00%-60.00% (50.00%)
		Judgment + Penalty Recovery	Recovery Rate	40.00%-60.00% (50.00%)
		Zero Recovery	Recovery Rate	0.00%-0.00% (0.00%)
	14,545,480	Enterprise Value Coverage	EV / Store level EBITDAR	4.75x-5.25x (5.00x)
			Location Value	$1,275,000-$1,375,000 ($1,325,000)
Total	19,400,200

Second Lien Loans	11,435,134	Enterprise Value Coverage	EV / RR Revenue Multiple	0.48x-0.53x (0.50x)
			EV / 2021 Revenue	0.60-0.70x (0.65x)
			EV / CFY EBITDA	7.50x-8.50x (8.00x)
			EV / CFY Revenue	0.95x-1.05x (1.00x)
		Pending Sale	Approach Weight	35.40%-35.40% (35.40%)
Total	11,435,134

Unsecured Loans	-	Enterprise Value Coverage	EV / RR Revenue Multiple	0.48x-0.53x (0.50x)
Total	-

Equity	1,725,445	Enterprise Value Coverage	EV / RR Revenue Multiple	0.48x-0.53x (0.50x)
			EV / 2021 Revenue	0.60x-0.70x (0.65x)
			EV / CFY EBITDA	7.50x-8.50x (8.00x)
			EV / CFY Revenue	0.95x-1.05x (1.00x)
			EV / STORE LEVEL EBITDAR	4.75x-5.25x (5.00x)
			Location Value	$1,275,000-$1,375,000 ($1,325,000)
		Pending Sale	Approach Weight	35.40%-35.40% (35.40%)
	1,745,113	Appraisal Value Coverage	Cost Approach	$1,458,000-$1,782,000 ($1,620,000)
			Sales Comparison Approach	$1,350,000-$1,650,000 ($1,500,000)
Total	3,470,558
Total Level 3 Investments	$34,305,892

(1)	The valuation technique for the Company's investment in a First Lien Loan changed with addition of a Judgment Recovery, Judgment plus Penalty Recovery and Zero Recovery techniques. The reason for the change was the additional recovery options that presented itself in the fourth quarter. The valuation technique for the Company's investment in a Second Lien Loan and an Equity position changed with the addition of a Pending Sale technique. The reason for the change is that these investments are pending sale as of December 31, 2021.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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

September 30, 2022

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

Management fees earned by House Hanover for the three months ended September 30, 2022 and September 30, 2021 were $83,014 and $74,347, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2022 and September 30, 2021 were $247,395 and $182,778, respectively.

As of September 30, 2022 and December 31, 2021, management fees of $512,735 and $262,324, respectively, were payable to House Hanover. House Hanover has allowed management fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. On April 29, 2021, December 6, 2021, and November 2, 2022, the Company made payments to House Hanover for management fees in the amount of $285,137, $266,984, and $512,735, respectively. The Company expects cash flows from operations plus cash reserves to be able to fund management fees going forward beginning in the fourth quarter of 2022.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

On January 1, 2018, Princeton Capital Corporation directly entered into a service agreement with SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to the Company. In exchange for providing services, the Company pays the Sub-Administrator an asset-based fee with a $151,025 annual minimum as adjusted for any reimbursement of expenses. This annual minimum was amended in the service agreement on April 20, 2019 and increased on July 1, 2020, July 1, 2021 and again on July 1, 2022 by the US Consumer Price Index – All Urban Consumers per the service agreement. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $67,500 and fees to the Sub-Administrator were $37,757 for the three months ended September 30, 2022, as shown on the Statements of Operations under administration fees. Administration fees were $202,500 and fees to the Sub-Administrator were $106,043 for the nine months ended September 30, 2022, as shown on the Statements of Operations under administration fees.

Administration fees were $67,500 and fees to the Sub-Administrator were $34,143 for the three months ended September 30, 2021, as shown on the Statements of Operations under administration fees. Administration fees were $202,500 and fees to the Sub-Administrator were $97,967 for the nine months ended September 30, 2021, as shown on the Statements of Operations under administration fees.

As of September 30, 2022 and December 31, 2021, administration fees of $472,500 and $273,016, respectively, were payable to House Hanover and are recorded as Due to affiliates on the Statements of Assets and Liabilities. On October 26, 2022, the Board of Directors accepted a proposal from the Company’s investment adviser, House Hanover, LLC, of an adjustment in the amount of $31,875 to reduce these outstanding administration fees payable for the allocation of Chief Compliance Officer administration fees. House Hanover has allowed administration fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. On April 29, 2021, December 6, 2021, and November 2, 2022, the company made payments to House Hanover for administration fees in the amount of $202,500, $270.000, and $440,625, respectively. The Company expects cash flows from operations plus cash reserves to be able to fund administration fees going forward beginning in the fourth quarter of 2022.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2022, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.276	$0.286
Net investment loss	(0.002)	-
Change in unrealized gain (loss)	0.060	(0.014)
Net asset value at end of period	$0.334	$0.272
Total return based on net asset value (2)	21.0%	(4.9)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$40,195,377	$32,732,521
Average net assets	$33,288,189	$34,388,442
Ratio of net operating expenses to average net assets (3)	8.4%	4.6%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	7.4%	3.8%
Ratio of net investment loss to average net assets (3)	(3.2)%	(0.5)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(3.2)%	(0.5)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	83.2%	(19.3)%
Portfolio Turnover	0.0%	0.40%

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.286	$0.187
Net investment loss	(0.006)	(0.005)
Change in unrealized gain (loss)	0.054	0.090
Net asset value at end of period	$0.334	$0.272
Total return based on net asset value (2)	16.8%	45.5%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$40,195,377	$32,732,521
Average net assets	$33,703,681	$27,905,393
Ratio of net operating expenses to average net assets (3)	7.3%	5.6%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	6.3%	4.7%
Ratio of net investment loss to average net assets (3)	(2.9)%	(3.1)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(2.9)%	(3.1)%
Ratio of net increase in net assets resulting from operations to average net assets (3)	22.7%	49.1%
Portfolio Turnover	0.0%	0.47%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per Share Data (1):
Net asset value at beginning of year	$0.187	$0.276	$0.345	$0.344	$0.365
Net investment income (loss)	(0.007)	(0.005)	(0.009)	0.009	0.008
Change in unrealized gain (loss)	0.106	(0.022)	(0.060)	(0.007)	(0.035)
Realized gain (loss)	-	(0.062)	-	(0.001)	0.006
Net asset value at end of year	$0.286	$0.187	$0.276	$0.345	$0.344
Total return based on net asset value (2)	52.9%	(32.60)%	(20.0)%	0.3%	(5.8)%
Weighted average shares outstanding for year, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of year	$34,472,992	$22,479,540	$33,280,329	$41,554,951	$41,407,539
Average net assets	$29,126,862	$25,276,013	$38,504,249	$41,416,562	$42,634,685
Total operating expenses to average net assets	6.0%	6.2%	5.8%	5.4%	3.8%
Net operating expenses to average net assets (4)	6.0%	6.2%	5.8%	5.4%	3.3%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	5.1%	5.2%	4.9%	4.3%	2.8%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets, excluding management fee waiver	5.1%	5.2%	4.9%	4.3%	3.2%
Net investment income (loss) to average net assets	(3.0)%	(2.7)%	(2.8)%	2.5%	2.4%
Net investment income (loss) to average net assets, excluding management fee waiver	(3.0)%	(2.7)%	(2.8)%	2.5%	1.9%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(3.0)%	(3.0)%	(2.8)%	2.5%	0.1%
Net investment income (loss) to average net assets, excluding other income from non-investment sources, excluding management fee waiver (5)	(3.0)%	(3.0)%	(2.8)%	2.5%	(0.4)%

Net increase (decrease) in net assets resulting from operations to average net assets	41.2%	(42.7)%	(21.5)%	0.4%	(6.0)%
Portfolio Turnover	0.4%	0.4%	0.7%	0.5%	7.0%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three and nine months ended September 30, 2022 and 2021, the Company did not exclude any non-recurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.
(4)	Net operating expenses includes a management fee waiver in the amount of $216,559 for the year ended December 31, 2017.
(5)	Other income from non-investment sources only includes the reduction of previously accrued expenses totaling $968,256 for the year ended December 31, 2017.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2022. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

On January 1, 2022, the Company amended and finalized proofs of claim in the U.S. Bankruptcy Court for the Northern District of Texas, as it has been discovered that Natin Paul had transferred the properties from the GVS Defendants and to the debtor entities, which are GVS affiliates that filed bankruptcy. On March 21, 2022, the bankruptcy court reserved $15 million for our claim.On, April 27, 2022, the Company filed an adversary proceeding in the bankruptcy court to recover amounts owed to the Company.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

As disclosed in the Company’s Form 8-K that was filed on September 9, 2022, on September 2, 2022, the Company entered into a Settlement, Assignment and Acceptance Agreement with Natin Paul and his related parties, whereby the Company would sell its promissory notes from GVS and World Class to Phoenix Lending, LLC, a newly formed Natin Paul related entity, in exchange for a settlement payment of $11,372,699 to be funded out of the $15 million reserve in the bankruptcy court. Further, the GVS affiliated parties agreed to indemnify the Company and retain $1 million on reserve in the bankruptcy court for any future legal fees or claims related to the settlement. On October 7, 2022, the Company closed the settlement and received $11,372,699.

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

September 30, 2022

(Unaudited)

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

The Company has determined that Rockfish Seafood Grill, Inc., one of the Company’s four majority owned or controlled portfolio company, was considered a significant subsidiary at September 30, 2022 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.
	Nine months Ended September 30, 2022	Nine months Ended September 30, 2021
	(unaudited)	(unaudited)
Income Statement
Net Revenue	$13,091	$13,931
Gross Profit	$9,031	$9,813
Net Income (Loss)	$384	$1,265

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in the unaudited condensed financial statements.:

On October 7, 2022, the Company received $11,372,699 as its settlement payment in connection with the Settlement, Assignment and Acceptance Agreement with Great Value Storage, LLC and related parties.

On October 17, 2022, the Board terminated the “opt out” dividend reinvestment plan, as disclosed in the Company’s 8-K filed on October 19, 2022. Written notice of such termination was mailed to the Company’s stockholders on October 21, 2022, with an effective date of November 20, 2022.

On October 26, 2022, the Board of Directors accepted a proposal from the Company’s investment adviser, House Hanover, LLC, of an adjustment in the amount of $31,875 to reduce the outstanding amounts under Due to affiliates on the Statements of Assets and Liabilities for the allocation of Chief Compliance Officer administration fees. Further, the Board of Directors accepted a proposal of Chief Compliance Officer administration fees beginning October 1, 2022 to be allocated 65% to the Company and 35% to House Hanover, LLC.

As disclosed in the Company’s Form 8-K that was filed on October 27, 2022, the Board of Directors has authorized and declared a cash dividend of $0.075 per share of common stock payable on December 1, 2022 to stockholders of record as of the close of business on November 21, 2022.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2021 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2022.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2022	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2021	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2022
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$4,441,765	$-	$-	$-	$(397,721)	$4,044,044
Unsecured loan Consolidated BL Note 6.33% due 12/31/2022	$1,381,586	65,411	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	158,159	-	-	-	48,654	206,813
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,745,113	-	-	-	(19,066)	1,726,047
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018	$6,352,944	413,463	12,294,480	-	-	-	(2,557,237)	9,737,243
Revolving Loan, 8% PIK, due 12/31/2022	$2,251,000	91,541	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	172,549	-	-	-	(172,549)	-
Membership Interest – Class A (3)	99.997%	-	1,552,896	-	-	-	(1,552,896)	-
Total Control Investments		$570,415	$22,615,962	$-	$-	$-	$(4,650,815)	$17,965,147

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2020 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2021.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2021	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2020	Purchases (2)	Sales	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2021
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,008,208	$-	$-	$1,507,113	$4,515,321
Unsecured loan Consolidated BL Note 6.33% due 12/31/2021	$1,381,586	65,411	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-
Warrant for 250,000 Shares ofSeries A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	-	-	-	-	-
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,658,680	-	-	102,441	1,761,121
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	-	6,910,188	-	-	5,072,136	11,982,324
Revolving Loan, 8% Cash, due 12/31/2021	$2,251,000	429,381	2,703,315	97,401	(230,570)	(319,146)	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.000%	-	-	-	-	311,946	311,946
Membership Interest – Class A (3)	99.997%	-	-	-	-	2,807,427	2,807,427
Total Control Investments		$494,792	$14,280,391	$97,401	$(230,570)	$9,481,917	$23,629,139

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of September 30, 2022 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At September 30, 2022, the Company had investments in 7 portfolio companies. The total cost and fair value of the total investments were approximately $46.0 million and $40.8 million, respectively. The composition of our investments by asset class as of September 30, 2022 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$16,920,674	$23,567,755	57.8%
Second Lien Loans	11,250,000	11,364,044	27.9
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	5,840,260	14.3
Total Portfolio Investments	$46,036,149	$40,772,059	100.0%

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

At September 30, 2022, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 10.09% of which approximately 10.09% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2021, our weighted average yield based upon cost of our portfolio investments was approximately 9.08% of which approximately 9.08% is current cash interest.

At September 30, 2022 and December 31, 2021, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

●	In August 2022, Dominion Medical Management, Inc. (“DMM”) notified the Company that it had paid its senior lender in full. This resulted in the Company’s second lien loan to DMM becoming a first lien loan.

●	On September 2, 2022, the Company entered into a Settlement, Assignment and Acceptance Agreement with Great Value Storage, LLC (“Great Value”) and its related parties. In exchange for a settlement payment of $11,372,699, indemnification secured by $1,000,000 held in trust, and dismissal of its claims in the bankruptcy proceeding, the Company agreed to sell, assign and transfer its rights to the loans to Great Value and the Judgment against Great Value and World Class Capital Group, LLC. The Company received payment in full on October 7, 2022.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022			As of December 31, 2021
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	7,320,000	20.95	1	—	—	—
3	23,360,942	66.88	2	21,380,690	69.34	2
4	4,044,044	11.58	1	9,296,485	30.15	2
5	206,813	0.59	1	158,159	0.51	1
	$34,931,799	100.00%	5	$30,835,334	100.00%	5

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2022, we had 3 loans on non-accrual status and as of December 31, 2021, we had 4 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

	Three Months Ended September 30, 2022 (unaudited)		Three Months Ended September 30, 2021 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$427,179	$0.004	$351,610	$0.003
Other income	6,081	0.000	6,085	0.000
Total investment income	433,260	0.004	357,695	0.003

Operating expenses
Management fees	83,014	0.001	74,347	0.001
Administration fees	105,257	0.001	101,643	0.001
Audit fees	21,320	0.000	21,115	0.000
Tax preparation fee	1,570	0.000	-	-
Legal fees	342,598	0.003	71,304	0.001
Valuation fees	28,500	0.000	33,000	0.000
Directors’ fees	38,625	0.000	38,625	0.000
Insurance expense	47,654	0.001	41,201	0.000
Interest expense	1,638	0.000	-	-
Other general and administrative expenses	35,740	0.000	20,003	0.000
Total net operating expenses	705,916	0.006	401,238	0.003

Net investment loss before tax	(272,656)	(0.002)	(43,543)	(0.000)
Income tax expense	-	-	-	-
Net investment loss after tax	$(272,656)	$(0.002)	$(43,543)	$(0.000)
Net change in unrealized gain (loss)	$7,255,747	$0.060	$(1,630,575)	$(0.014)
Net increase (decrease) in net assets resulting from operations	$6,983,091	$0.058	$(1,674,118)	$(0.014)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended September 30, 2022 and September 30, 2021, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

Operating Expenses

Total net operating expenses increased from $401,238 for the three months ended September 30, 2021 to $705,916 for the three months ended September 30, 2022. The increase is primarily due to an increase in legal fees and other general and administrative expenses for the three months ended September 30, 2022.

Total operating expenses per share increased from $0.003 to $0.006 per share for the three months ended September 30, 2021 and for the three months ended September 30, 2022.

Net Investment Income (Loss) after tax

Net investment income (loss) (after tax) increased from a loss of $(43,543) for the three months ended September 30, 2021 to a loss of $(272,656) for the three months ended September 30, 2022. This increase in a loss was primarily due to an increase in expenses as explained above, which was offset by an increase in investment income.

Net investment income (loss) (after tax) per share decreased from $(0.000) to $(0.002) for the three months ended September 30, 2021 and 2022, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2022 and 2021, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a gain of $7,255,747 for the three months ended September 30, 2022 primarily in connection by gains of $997,665 and $6,298,007 on Performance Alloys, LLC and Great Value Storage, LLC., respectively.

Net change in unrealized gain (loss) on investments totaled a loss of ($1,630,575) for the three months ended September 30, 2021 primarily in connection with losses of $(1,442,387), and $(1,022,828) on Great Value Storage, LLC., and Rockfish Holdings, LLC., respectively, which was partially offset by a gain of $489,375 on Performance Alloys, Inc.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

	Nine Months Ended September 30, 2022 (unaudited)		Nine Months Ended September 30, 2021 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$1,082,290	$0.009	$494,792	$0.004
Other income	18,051	0.000	18,081	0.000
Total investment income	1,100,341	0.009	512,873	0.004

Operating expenses
Management fees	247,395	0.002	182,778	0.002
Administration fees	308,543	0.002	300,467	0.002
Audit fees	128,876	0.001	112,682	0.001
Tax preparation fee	13,120	0.000	19,487	0.000
Legal fees	712,909	0.006	136,914	0.001
Valuation fees	94,500	0.001	99,000	0.001
Directors’ fees	115,875	0.001	114,375	0.001
Insurance expense	136,658	0.001	119,059	0.001
Interest expense	3,963	0.000	188	0.000
Other general and administrative expenses	80,628	0.001	80,509	0.001
Total net operating expenses	1,842,467	0.015	1,165,459	0.010

Net investment loss before tax	(742,126)	(0.006)	(652,586)	(0.006)
Income tax expense	456	0.000	-	-
Net investment loss after tax	$(742,582)	$(0.006)	$(652,586)	$(0.006)
Net change in unrealized gain	$6,464,967	$0.054	$10,905,567	$0.091
Net increase in net assets resulting from operations	$5,722,385	$0.047	$10,252,981	$0.085

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the nine months ended September 30, 2022 and September 30, 2021, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $0 and $97,401 for the nine months ended September 30, 2022 and 2021, respectively.

Operating Expenses

Total net operating expenses increased from $1,165,459 for the nine months ended September 30, 2021 to $1,842,467 for the nine months ended September 30, 2022. The increase is primarily due to an increase in management expense, legal fees and audit fees for the nine months ended September 30, 2022, which was partially offset by a decrease in tax preparation fee and valuation fees.

Total operating expenses per share increased from $0.010 per share for the nine months ended September 30, 2021 to $0.015 per share for the nine months ended September 30, 2022.

Net Investment Loss after tax

Net investment loss after tax increased from a loss of $652,856 for the nine months ended September 30, 2021 to a loss of $742,582 for the nine months ended September 30, 2022. This increase in a loss was primarily due to an increase in expenses as explained above, which was offset by an increase in investment income.

Net investment loss after tax per share remained consistent at $(0.006) for nine months ended September 30, 2021 and 2022, respectively.

Net Realized Gain (Loss)

We measure realized gains (losses) by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the nine months ended September 30, 2022 and 2021, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) on investments totaled a gain of $6,464,967 for the nine months ended September 30, 2022 primarily in connection with gains of $4,597,803 and $6,517,979 on Performance Alloys, LLC and Great Value Storage, respectively, which were partially offset by losses of $2,557,237 and $1,725,445 on Rockfish Seafood Grill, Inc. and Rockfish Holdings, respectively.

Net change in unrealized gain (loss) on investments totaled a gain of $10,905,567 for the nine months ended September 30, 2021 primarily in connection with gains of $4,752,990, $3,119,373, and $1,906,875 and $1,507,113 on Rockfish Seafood Grill, Inc., Rockfish Holdings, LLC, Performance Alloys, Inc. and Advantis Certified Staffing Solutions, Inc.

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

As of September 30, 2022, we had $187,979 in cash and cash equivalents and $40,624 in restricted cash, and our net assets totaled $40,195,377. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of September 30, 2022, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the nine months ended September 30, 2022 and 2021, , no dividends have been declared or distributed to stockholders. As disclosed in the Company’s Form 8-K that was filed on October 27, 2022, the Board of Directors has authorized and declared a cash dividend of $0.075 per share of common stock payable on December 1, 2022 to stockholders of record as of the close of business on November 21, 2022.

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

At the initial meeting of the Board of Directors (the “Board”) held on March 13, 2015, the Board adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, the stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

On October 17, 2022, the Board terminated the “opt out” dividend reinvestment plan, as disclosed in the Company’s 8-K filed on October 19, 2022. Written notice of such termination was mailed to the Company’s stockholders on October 21, 2022, with an effective date of November 20, 2022. As a result, any distributions declared for stockholders of record after November 20, 2022, will be paid in cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended September 30, 2022 and September 30, 2021 were $83,014 and $74,347, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2022 and September 30, 2021 were $247,395 and $182,778, respectively.

As of September 30, 2022 and December 31, 2021, management fees of $512,735 and $262,324, respectively, were payable to House Hanover. House Hanover has allowed management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds. On April 29, 2021, December 6, 2021, and November 2, 2022, the Company made payments to House Hanover for management fees in the amount of $285,137, $266,984, and $512,735, respectively. The Company expects cash flows from operations plus cash reserves to be able to fund management fees going forward beginning in the fourth quarter of 2022.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $67,500, and $67,500 for the three months ended September 30, 2022 and 2021, respectively, as shown on the Statements of Operations under administration fees. Administration fees were $202,500, and $202,500 for the nine months ended September 30, 2022 and 2021, respectively, as shown on the Statements of Operations under administration fees. As of September 30, 2022 and December 31, 2021 there were $472,500 and $273,016, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates. On October 26, 2022, the Board of Directors accepted a proposal from the Company’s investment adviser, House Hanover, LLC, of an adjustment in the amount of $31,875 to reduce these outstanding administration fees payable for the allocation of Chief Compliance Officer administration fees. House Hanover has allowed administration fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. On April 29, 2021, December 6, 2021, and November 2, 2022, the Company made payments to House Hanover for administration fees in the amount of $202,500, $270,000, and $440,625, respectively. The Company expects cash flows from operations plus cash reserves to be able to fund administration fees going forward beginning in the fourth quarter of 2022.

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

Recent Developments

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 7, 2022, the Company received $11,372,699 as its settlement payment in connection with the Settlement, Assignment and Acceptance Agreement with Great Value Storage, LLC and related parties.

On October 17, 2022, the Board terminated the “opt out” dividend reinvestment plan, as disclosed in the Company’s 8-K filed on October 19, 2022. Written notice of such termination was mailed to the Company’s stockholders on October 21, 2022, with an effective date of November 20, 2022.

On October 26, 2022, the Board of Directors accepted a proposal from the Company’s investment adviser, House Hanover, LLC, of an adjustment in the amount of $31,875 to reduce the outstanding amounts under Due to affiliates on the Statements of Assets and Liabilities for the allocation of Chief Compliance Officer administration fees. Further, the Board of Directors accepted a proposal of Chief Compliance Officer administration fees beginning October 1, 2022 to be allocated 65% to the Company and 35% to House Hanover, LLC.

As disclosed in the Company’s Form 8-K that was filed on October 27, 2022, the Board of Directors has authorized and declared a cash dividend of $0.075 per share of common stock payable on December 1, 2022 to stockholders of record as of the close of business on November 21, 2022.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of September 30, 2022, all of our debt investments are fixed rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2022), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2022, there were no material legal proceedings against the Company or any of its officers or directors.

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

On January 1, 2022, the Company amended and finalized proofs of claim in the U.S. Bankruptcy Court for the Northern District of Texas, as it has been discovered that Natin Paul had transferred the properties from the GVS Defendants and to the debtor entities, which are GVS affiliates that filed bankruptcy. On March 21, 2022, the bankruptcy court reserved $15 million for our claim.On, April 27, 2022, the Company filed an adversary proceeding in the bankruptcy court to recover amounts owed to the Company.

As disclosed in the Company’s Form 8-K that was filed on September 9, 2022, on September 2, 2022, the Company entered into a Settlement, Assignment and Acceptance Agreement with Natin Paul and his related parties, whereby the Company would sell its promissory notes from GVS and World Class to Phoenix Lending, LLC, a newly formed Natin Paul related entity, in exchange for a settlement payment of $11,372,699 to be funded out of the $15 million reserve in the bankruptcy court. Further, the GVS affiliated parties agreed to indemnify the Company and retain $1 million on reserve in the bankruptcy court for any future legal fees or claims related to the settlement. On October 7, 2022, the Company closed the settlement and received $11,372,699.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Settlement, Assignment and Acceptance Agreement with Great Value Storage, LLC and its related parties.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2022	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 10, 2022	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)