Form 10-K
period 2022-12-31
PRINCETON CAPITAL CORP
filed 2023-03-30
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,325,460 based on the closing price of $0.265 per share on the Over the Counter Pink Open Market on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 30, 2023, there were 120,486,061 shares of common stock, $.001 par value, issued and outstanding.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. On August 19, 2021, we provided an update with respect to our strategic review process and reported that the process was ongoing and that our options have been enhanced by significant valuation growth in our portfolio. As of December 31, 2022 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative.

The following discussion describes the Company as of December 31, 2022 as it relates to the financial statements covered by this Annual Report on Form 10-K and as of the latest practicable date for other information about the Company.

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

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2022, 2021 and 2020 taxable years.

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

Competition

Our primary competitors in providing financing to small and lower middle-market companies include public and private funds, other BDC’s, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify as a regulated investment company or “RIC”. The Company did not meet the qualifications of a RIC for the 2022 tax year and will be taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Payment of Expenses

House Hanover bears all compensation expense (including health insurance, pension benefits, payroll taxes and other compensation related matters) of its employees and consultants and bears the costs of any salaries or directors’ fees of any officers or directors of the Company who are affiliated persons (as defined in the 1940 Act) of House Hanover. However, House Hanover, subject to approval by the Board of the Company, is entitled to reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company. During the term of the House Hanover Investment Advisory Agreement, House Hanover will also bear all of its costs and expenses for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of its obligations under the House Hanover Investment Advisory Agreement.

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party on May 9, 2022.

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

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act. On an annual basis and in general, BDCs intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Code. However, we did not meet the qualifications of a RIC for the 2022 tax year and will be taxed as a corporation under Subchapter C of the Code. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. The 1940 Act contains prohibitions and restrictions relating to transactions between BDC’s and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. Under the 1940 Act and the rules thereunder, “eligible portfolio companies” include (1) private domestic operating companies, (2) public domestic operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (3) public domestic operating companies having a market capitalization of less than $250 million. Public domestic operating companies whose securities are quoted on the over-the-counter bulletin board (OTCBB) or through OTC Markets Group (including the Pink Open Market) are not listed on a national securities exchange and therefore are eligible portfolio companies.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from a person who is or has been, within the past 13 months, an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. We may invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit.

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

Our common stock is traded on the Over the Counter Pink Open Market, which may make it more difficult for investors to resell their shares due to suitability requirements.

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

Risks Relating to our Common Stock

Our share ownership is concentrated.

As of March 30, 2023 the Partnerships beneficially own approximately 95% of our outstanding common stock. As a result, the Partnerships will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of the Partnerships may not always coincide with the interests of our other stockholders.

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

Item 3. LEGAL PROCEEDINGS

As of December 31, 2022, there were no material legal proceedings against the Company or any of its officers or directors.

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

On January 1, 2022, the Company amended and finalized proofs of claim in the U.S. Bankruptcy Court for the Northern District of Texas, as it has been discovered that Natin Paul had transferred the properties from the GVS Defendants and to the debtor entities, which are GVS affiliates that filed bankruptcy. On March 21, 2022, the bankruptcy court reserved $15 million for our claim. On, April 27, 2022, the Company filed an adversary proceeding in the bankruptcy court to recover amounts owed to the Company.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the Over the Counter Pink Open Market under the symbol “PIAC” where we expect it to remain in the foreseeable future. Prior to April 20, 2015, our common stock was traded under the symbol “RONE”. Broker-dealers often decline to trade in OTC Pink Open Market stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Quarter Ending	Quarterly High	Quarterly Low

December 31, 2022	$0.45	$0.27
September 30, 2022	$0.27	$0.22
June 30, 2022	$0.33	$0.25
March 31, 2022	$0.50	$0.20

December 31, 2021	$0.35	$0.29
September 30, 2021	$0.40	$0.15
June 30, 2021	$0.21	$0.14
March 31, 2021	$0.51	$0.12

December 31, 2020	$0.15	$0.14
September 30, 2020	$0.15	$0.14
June 30, 2020	$0.22	$0.12
March 31, 2020	$0.35	$0.21

Notwithstanding the forgoing, our common stock is sporadically and thinly trading. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Accordingly, although there appears to be quotation information, the Company does not believe that there exists an established public market for our securities. Further, there can be no assurance the current market for the Company’s common stock will be sustained or grow in the future.

Holders of record

As of March 27, 2023, there were 39 shareholders of our common stock.

The number of record holders reflects shares held by a broker as one record holder. The underlying shares may be held by one or more beneficial owners.

The Company feels the actual number of common stock holders may be significantly higher as 1,301,100 shares of common stock are held in street name which reflected approximately 1.08% of the outstanding shares of common stock as of March 27, 2023, according to our transfer agent.

Dividends

Our dividends, if any, are determined by our board of directors. The Company was taxed as a C corporation and subject to federal and state corporation income taxes for its 2021 taxable year. The Company did not meet the qualifications of a RIC for the 2022 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. While the Company does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

For the fiscal year ended December 31, 2022, the Company declared and paid a cash dividend of $0.075 per share of common stock on or about December 1, 2022 to stockholders of record as of the close of business on November 21, 2022.

For each of the fiscal years ended December 31, 2021 and 2020, the Company did not declare any cash dividends on the Company’s common stock.

On October 17, 2022, the Board terminated the Company’s “opt out” dividend reinvestment plan, as disclosed in the Company’s 8-K filed on October 19, 2022. Written notice of such termination was mailed to the Company’s stockholders on October 21, 2022, with an effective date of November 20, 2022. As a result, any distributions declared for stockholders of record after November 20, 2022, will be paid in cash.

Sale of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2022.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the past five fiscal years. The graph assumes that, on December 31, 2017, a person invested $100 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. Our Company is quoted on the OTC Pink Open Market and are thus not traded on a public exchange.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During the year ended December 31, 2022, there were no repurchases made by or on behalf of the issuer of shares of equity securities.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. On August 19, 2021, we provided an update with respect to our strategic review process and reported that the process was ongoing and that our options have been enhanced by significant valuation growth in our portfolio. As of December 31, 2022 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative.

Corporate History

In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 13, 2015 we (i) acquired approximately $11.2 million in cash, $43.5 million in equity and debt investments, and $1.9 million in restricted cash escrow deposits of Capital Point Partners, L.P. (“CPP”) and Capital Point Partners II, L.P. (“CPPII”) (together, the “Partnerships”), and (ii) issued approximately 115.5 million shares of our common stock based on a pre-valuation presumed fair value of $60.9 million and on a price of approximately $0.53 per share. While we have sought to invest primarily in private small and lower middle-market companies in various industries, we are now (with a strategic alternatives process underway and limited resources) investing only in current investments and otherwise conserving cash.

On an annual basis and in general, BDCs intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, a BDC must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, BDCs generally will not have to pay corporate-level taxes on any income they distribute to their stockholders. We did not meet the qualifications of a RIC for the 2021 or 2022 tax years and will be taxed as a corporation under Subchapter C of the Code. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved.

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

At December 31, 2022, the Company had investments in 6 portfolio companies. The total cost and fair value of the total investments were approximately $39.2 million and $30.6 million, respectively. The composition of our investments by asset class as of December 31, 2022 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$10,120,088	$13,144,967	43.01%
Second Lien Loans	11,250,000	10,976,647	35.91
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	6,442,474	21.08
Total Portfolio Investments	39,235,563	30,564,088	100.00
Total Investments	$39,235,563	$30,564,088	100.00%

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

At December 31, 2022, our weighted average yield based upon cost of our portfolio investments was approximately 10.16% of which approximately 10.16% is current cash interest. At December 31, 2021, our weighted average yield based upon cost of our portfolio investments was approximately 9.08% of which approximately 9.08% is current cash interest.

At December 31, 2022 and December 31, 2021, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the year ended December 31, 2022 are as follows:

●	During the second quarter of 2022, Integrated Medical Partners, LLC and its wholly owned subsidiary, Dominion Medical Management, Inc. ceased operations and is winding down the business.

●	In August 2022, Dominion Medical Management, Inc. (“DMM”) notified the Company that it had paid its senior lender in full. This resulted in the Company’s second lien loan to DMM becoming a first lien loan.

●	On September 2, 2022, the Company entered into a Settlement, Assignment and Acceptance Agreement with Great Value Storage, LLC (“Great Value”) and its related parties. In exchange for a settlement payment of $11,372,699, indemnification secured by $1,000,000 held in trust, and dismissal of its claims in the bankruptcy proceeding, the Company agreed to sell, assign and transfer its rights to the loans to Great Value and the Judgment against Great Value and World Class Capital Group, LLC. The Company received payment in full on October 7, 2022.

●	Effective December 31, 2022, the Company amended the Revolving Promissory Note with Rockfish Seafood Grill, Inc. to extend the maturity date of the note to December 31, 2023.

●	Effective December 31, 2022, the Company amended the Amended, Restated and Consolidated Promissory Note with Advantis Certified Staffing Solutions, Inc. to extend the maturity date of the note to December 31, 2023.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always end up in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022			As of December 31, 2021
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	7,320,000	30.34	1	—	—	—
3	12,959,968	53.73	1	21,380,690	69.34	2
4	3,656,647	15.16	1	9,296,485	30.15	2
5	184,999	0.77	1	158,159	0.51	1
	$24,121,614	100.00%	4	$30,835,334	100.00%	5

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2022, we had 3 loans on non-accrual status and as of December 31, 2021, we had 4 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Years Ended December 31, 2022, 2021, and 2020

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$1,512,329	$0.013	$849,731	$0.007	$783,633	$0.007
Other income	42,314	0.000	24,805	0.000	121,310	0.001
Total investment income	1,554,643	0.013	874,536	0.007	904,943	0.008

Operating expenses
Management fees	339,328	0.003	265,340	0.002	266,984	0.002
Administration fees	403,299	0.003	402,110	0.004	396,324	0.003
Audit Fees	202,196	0.002	159,547	0.001	197,550	0.002
Legal Fees	786,720	0.007	349,332	0.003	131,451	0.001
Valuation fees	121,500	0.001	132,000	0.001	159,000	0.001
Other professional fees	14,170	0.000	19,487	0.000	21,920	0.000
Directors’ fees	150,000	0.001	150,000	0.001	150,000	0.001
Insurance expense	184,311	0.002	160,260	0.002	141,893	0.001
Interest expense	4,896	0.000	188	0.000	3,598	0.000
Other general and administrative expenses	126,721	0.001	116,058	0.001	93,053	0.001
Bad debt expense	-	-	-	-	16,549	0.000
Total operating expenses	2,333,141	0.020	1,754,322	0.015	1,578,322	0.012
Total net operating expenses	2,333,141	0.020	1,754,322	0.015	1,578,322	0.012

Net investment income (loss) before tax	(778,498)	(0.006)	(879,786)	(0.007)	(673,379)	(0.006)
Income tax expense (benefit)	456	-	-	-	1,816	-
Net investment income (loss) after tax	(778,954)	(0.006)	(879,786)	(0.007)	(675,195)	(0.006)
Net change in unrealized gain (loss)	3,057,582	0.025	12,873,238	0.107	(2,709,344)	(0.022)
Net realized gain (loss)	4,368,297	0.036	-	-	(7,416,250)	(0.062)
Net increase (decrease) in net assets resulting from operations	$6,646,925	$0.055	$11,993,452	$0.100	$(10,800,789)	$(0.090)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061, 120,486,061 and 120,486,061 shares outstanding for the years ended December 31, 2022, 2021, and 2020, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $0, $97,401, and $21,804, for the years ended December 31, 2022, 2021, and 2020, respectively.

Operating Expenses

Total net operating expenses increased from $1,754,322 for the year ended December 31, 2021 to $2,333,141 for the year ended December 31, 2022. The increase is primarily due to an increase in management, audit and legal expense, and to a lesser extent, insurance and other general and administrative expenses. The increase was minimally offset by an decrease in valuation fees.

Total net operating expenses per share increased from $0.015 per share for the year ended December 31, 2021 to $0.020 per share for the year ended December 31, 2022.

Total net operating expenses increased from $1,578,322 for the year ended December 31, 2020 to $1,754,322 for the year ended December 31, 2021. The increase is primarily due to an increase in legal expense, and to a lesser extent, insurance fees and other general and administrative expenses. The increase was minimally offset by an decrease in audit fees, valuation fees and bad debt expense.

Total net operating expenses per share increased from $0.012 per share for the year ended December 31, 2020 to $0.015 per share for the year ended December 31, 2021.

Net Investment Income (Loss)

Net investment income (loss) (after tax) decreased from $(879,786) for the year ended December 31, 2021 to $(778,954) for the year ended December 31, 2022. This decrease is primarily due to an increase in interest income for the year ended December 31, 2022 that was greater than the increases in management, audit, legal, insurance and other general and administrative expenses.

Net investment income (loss) (after tax) per share decreased from $(0.007) per share for the year ended December 31, 2021 to $(0.006) per share for the year ended December 31, 2022.

Net investment income (loss) (after tax) increased from $(675,195) for the year ended December 31, 2020 to $(879,786) for the year ended December 31, 2021. This increase is primarily due to a increase in legal, insurance and other general and administrative expenses as well as a decrease in interest income for the year ended December 31, 2021.

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

For the year ended December 31, 2022, we recognized net realized gain of $4,368,297.

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

Net change in unrealized gain (loss) on investments totaled a gain of $3,057,582 for the year ended December 31, 2022 primarily in connection with unrealized gains of $5,227,735, $1,945,866 on Performance Alloys, Inc. and Great Value Storage, LLC Inc, respectively, partially offset by unrealized losses of $1,725,445, $1,585,512 on Rockfish Holdings, LLC and Rockfish Seafood Grill, Inc.

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

As of December 31, 2022, we had $1,566,546 in cash and restricted cash, and our net assets totaled $32,083,462. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of December 31, 2022, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the fiscal year ended December 31, 2022, the Company declared and paid a cash dividend of $0.075 per share of common stock on or about December 1, 2022 to stockholders of record as of the close of business on November 21, 2022.

For the fiscal year ended December 31, 2021, no dividends were declared or distributed to stockholders.

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. The Company did not meet the requirements to qualify as a RIC for the 2022 and 2021 tax years and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. While the Company does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

On October 17, 2022, the Board terminated the Company’s “opt out” dividend reinvestment plan, as disclosed in the Company’s 8-K filed on October 19, 2022. Written notice of such termination was mailed to the Company’s stockholders on October 21, 2022, with an effective date of November 20, 2022. As a result, any distributions declared for stockholders of record after November 20, 2022, will be paid in cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

Management Fees

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2022 2021 and 2020 were $339,328, $265,340 and $266,984 , respectively. As of December 31, 2022 and 2021, management fees of $91,934 and $262,324, respectively, were payable to House Hanover. Previously, House Hanover allowed management fees to accrue and not be paid to allow the Company to build its cash balance and analyze the best use of its available funds. Due to its current cash position, the Company has resumed quarterly management fee payments. On April 29, 2021, December 6, 2021, and November 2, 2022, the Company made payments to House Hanover for management fees in the amount of $285,137, $266,984, and $512,735, respectively.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $259,500, $270,000 and $270,000 for the years ended December 31, 2022, 2021 and 2020, respectively, as shown on the Statements of Operations under administration fees. As of December 31, 2022 and 2021, there were 64,875 and $273,016 , respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates. Previously, House Hanover allowed administration fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. Due to its current cash position, the Company has resumed quarterly administration fee payments. On April 29, 2021, December 6, 2021, and November 2, 2022, the Company made payments to House Hanover for administration fees in the amount of $202,500, $270,000, and $440,625, respectively.

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

Recent Developments

Portfolio Activity

●	Subsequent to the year ending December 31, 2022 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of December 31, 2022, all of our debt investments are fixed rate.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Princeton Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying Statements of Assets and Liabilities of Princeton Capital Corporation (the "Company"), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2022 and 2021, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

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

Fair value of investments

As discussed in Note 5 to the financial statements, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions as there is no readily available market value. As of December 31, 2022, total investments at fair value were $30,564,088.

We identified the evaluation of the fair value of investments as a critical audit matter. Assessment of the Company’s judgments regarding the use of specific valuation techniques, inputs and assumptions involved a high degree of subjective auditor judgment. Changes in these techniques, inputs and assumptions could have a significant impact on the fair value of investments. In particular, the Company uses the market and cost approaches to determine enterprise values, and also relies upon the current value method to value certain equity and debt investments. Additionally, the Company makes judgments relating to credit risk, guideline company market multiples, guideline transaction multiples, replacement cost indications and financial performance measures used to determine enterprise values and total equity value indications.

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

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

March 30, 2023

PCAOB Number 100

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2022	December 31, 2021

ASSETS
Control investments at fair value (cost of $27,353,273 and $27,353,273, respectively)	$18,499,943	$22,615,962
Non-control/non-affiliate investments at fair value (cost of $11,882,290 and $18,682,876, respectively)	12,064,145	11,691,130
Total investments at fair value (cost of $39,235,563 and $46,036,149, respectively)	30,564,088	34,307,092
Cash and cash equivalents	1,525,723	523,815
Restricted cash	40,823	40,586
Due from portfolio companies	26,342	225,396
Interest receivable, net of allowance for bad debt of $16,549 and $430,445, respectively	293,621	104,145
Taxes receivable	-	750
Prepaid expenses	35,552	30,473
Total assets	32,486,149	35,232,257

LIABILITIES
Accrued management fees	91,934	262,324
Accounts payable	180,096	203,645
Due to affiliates(1)	64,875	273,016
Deferred fee income	-	17,996
Accrued expenses and other liabilities	65,782	2,284
Total liabilities	402,687	759,265

Net assets	$32,083,462	$34,472,992

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at December 31, 2022 and December 31, 2021)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(32,905,908)	(30,516,378)
Total net assets	$32,083,462	$34,472,992
Net asset value per share	$0.266	$0.286

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 7 of the Notes to Financial Statements.

The accompanying notes are an integral part of these condensed financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021	2020
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$684,375	$286,875	$594,126
Interest income from control investments	827,954	465,455	167,703
Interest income paid-in-kind from control investments	-	97,401	21,804
Other income from non-control/non-affiliate investments	17,996	24,060	27,152
Other income from non-investment sources (Note 2)	24,318	745	94,158
Total investment income	1,554,643	874,536	904,943

OPERATING EXPENSES
Management fees	339,328	265,340	266,984
Administration fees	403,299	402,110	396,324
Audit fees	202,196	159,547	197,550
Legal fees (Note 2)	786,720	349,332	131,451
Valuation fees	121,500	132,000	159,000
Other professional fees	14,170	19,487	21,920
Directors’ fees	150,000	150,000	150,000
Insurance expense	184,311	160,260	141,893
Interest expense	4,896	188	3,598
Other general and administrative expenses	126,721	116,058	93,053
Bad debt expense	-	-	16,549
Total operating expenses	2,333,141	1,754,322	1,578,322

Net investment loss before tax	(778,498)	(879,786)	(673,379)
Income tax expense	456	-	1,816
Net investment loss after taxes	(778,954)	(879,786)	(675,195)

Net realized gain (loss) on:
Non-control/non-affiliate investments	4,368,297	-	(7,416,250)
Total net realized gain (loss)	4,368,297	-	(7,416,250)
Net change in unrealized gain (loss) on investments:
Non-control/non-affiliate investments	7,173,601	4,404,498	(3,795,192)
Control investments	(4,116,019)	8,468,740	1,085,848
Net change in unrealized gain (loss) on investments	3,057,582	12,873,238	(2,709,344)
Net realized and unrealized gain (loss) on investments	7,425,879	12,873,238	(10,125,594)
Net increase (decrease) in net assets resulting from operations	$6,646,925	$11,993,452	$(10,800,789)

Net investment income (loss) per share
Basic	$(0.006)	$(0.007)	$(0.006)
Diluted	$(0.006)	$(0.007)	$(0.006)
Net increase (decrease) in net assets resulting from operations per share
Basic	$0.055	$0.100	$(0.090)
Diluted	$0.055	$0.100	$(0.090)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these condensed financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2022	2021	2020
Net assets at beginning of year	$34,472,992	$22,479,540	$33,280,329
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	(778,954)	(879,786)	(675,195)
Realized gain/loss on investments	4,368,297	-	(7,416,250)
Net change in unrealized gain (loss) on investments	3,057,582	12,873,238	(2,709,344)
Net increase (decrease) in net assets resulting from operations	6,646,925	11,993,452	(10,800,789)

Distributions
Dividends declared	(9,036,455)	-	-
Total distributions	(9,036,455)	-	-

Total increase (decrease) in net assets	(2,389,530)	11,993,452	(10,800,789)
Net Assets at December 31	$32,083,462	$34,472,992	$22,479,540

Capital share activity:
Common stock
Common stock outstanding at the beginning of year	120,486,061	120,486,061	120,486,061
Common stock outstanding at the end of year	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these condensed financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,646,925	$11,993,452	$(10,800,789)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments in:
Portfolio investments	-	-	(90,537)
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	11,168,883	230,570	1,772,226
Net realized (gain) loss on investments	(4,368,297)	-	7,416,250
Net change in unrealized (gain) loss on investments	(3,057,582)	(12,873,238)	2,709,344
Increase in investments due to PIK	-	(97,401)	(21,804)
Allowance for bad debt	(413,896)	-	16,517
Changes in other operating assets and liabilities:
Due from portfolio companies	199,054	(25,531)	22,268
Interest receivable	224,420	10,595	(47,570)
Prepaid expenses	(5,079)	(3,863)	(889)
Tax receivable	750	6,500	37,500
Other receivable	-	-	2,689
Accrued management fees	(170,390)	(289,797)	266,983
Accounts payable	(23,549)	114,184	(162,243)
Due to affiliates	(208,141)	(199,484)	270,000
Tax expense payable	-	(1,593)	(5,407)
Deferred fee income	(17,996)	(24,060)	(27,152)
Accrued expenses and other liabilities	63,498	(27,163)	10,858
Net cash provided by (used in) operating activities	10,038,600	(1,186,829)	1,368,244

Cash flows from financing activities
Cash dividends paid	(9,036,455)	-	-
Net cash used in financing activities	(9,036,455)	-	-

Net increase (decrease) in cash and restricted cash	1,002,145	(1,186,829)	1,368,244
Cash, cash equivalents and restricted cash at beginning of year	564,401	1,751,230	382,986
Cash, cash equivalents and restricted cash at end of year	$1,566,546	$564,401	$1,751,230

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$4,896	$188	$3,598
Income tax paid	$456	$1,593	$6,836

The accompanying notes are an integral part of these condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2022

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,656,647	11.40%
Unsecured loan 6.33%, due 12/31/2023 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				6,331,585	3,656,647	11.40%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	184,999	0.58%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	184,999	0.58%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,698,329	5.29%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	10,708,968	33.38%
Revolving Loan, 8% Cash, due 12/31/2023(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	7.01%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	-	-%
Total				4,149,596	-	-%
Total control investments				27,353,273	18,499,943	57.66%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2023 (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$7,320,000	22.82%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	4,742,945	14.78%
Total				11,881,090	12,062,945	37.60%

The accompanying notes are an integral part of these condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2022

(Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	$1,200	$1,200	-%
Total non-control/non-affiliate investments				11,882,290	12,064,145	37.60%
Total Portfolio Investments				39,235,563	30,564,088	95.26%

Total Investments				$39,235,563	$30,564,088	95.26%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2022, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of December 31, 2022.

(6)	Represents an illiquid investment. At December 31, 2022, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

(7)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2022

(Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2022.

	December 31, 2022
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$30,562,888	95.26%
Canada	1,200	0.00
Total	$30,564,088	95.26%

	December 31, 2022
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$12,959,968	40.39%
Nickel Pipe, Fittings and Flanges	12,062,945	37.60
Staffing	3,656,647	11.40
Energy Services	1,698,329	5.29
Medical Business Services	184,999	0.58
Security	1,200	0.00
Total	$30,564,088	95.26%

The accompanying notes are an integral part of these condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2021

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,441,765	12.89%
Unsecured loan 6.33%, due 12/31/2022 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				$6,331,585	$4,441,765	12.89%
Dominion Medical Management, Inc.	Milwaukee, WI
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	158,159	0.46%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				$5,742,667	$158,159	0.46%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,745,113	5.06%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (5) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	12,294,480	35.66%
Revolving Loan, 8% Cash, due 12/31/2022(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	6.53%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	172,549	0.50%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	1,552,896	4.51%
Total				$12,753,540	$16,270,925	47.20%
Total control investments				$27,353,273	$22,615,962	65.61%

Non-control/non-affiliate investments
Great Value Storage, LLC	Austin, TX
First Lien Loan, 12.0% cash, 2.0% PIK, due 12/31/2018 (2) (3) (5) (7) (8)	Storage Company Property Management	3/13/2015	$6,800,586	$6,800,586	$4,854,720	14.08%

The accompanying notes are an integral part of these condensed financial statements.

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

The accompanying notes are an integral part of these condensed financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2021
(Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2021.

	December 31, 2021
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$34,305,892	99.52%
Canada	1,200	0.00
Total	$34,307,092	99.52%

	December 31, 2021
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$16,270,925	47.20%
Nickel Pipe, Fittings and Flanges	6,835,210	19.83
Storage Company Property Management	4,854,720	14.08
Staffing	4,441,765	12.89
Energy Services	1,745,113	5.06
Medical Business Services	158,159	0.46
Security	1,200	-
Total	$34,307,092	99.52%

The accompanying notes are an integral part of these condensed financial statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). A goal of a BDC is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2022 tax year and will be taxed as a corporation under Subchapter C of the Code and does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. While we have sought to invest primarily in private small and lower middle-market companies in various industries through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment, we are now (with a strategic alternatives process underway and limited resources) investing only in current investments and otherwise conserving cash. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Since January 1, 2018, House Hanover has acted as our investment advisor under the Interim Investment Advisory Agreement (from January 1, 2018 until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of December 31, 2022 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services - Investment Companies,” which is U.S. GAAP.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2022, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2021, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

December 31, 2022

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of December 31, 2022, there were no changes in the valuation technique for the Company's investments from the prior quarter.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

Investment Valuation

We expect that most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our board of directors, including reflecting significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under FASB ASC 820, “Fair Value Measurements and Disclosures”, or ASC 820. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

Cash, Cash Equivalents and Restricted Cash

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. Cash Equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and present insignificant risk of changes in value.

The following table provides a reconciliation of cash and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	December 31,	December 31,
	2022	2021
Cash and Cash Equivalents	$1,525,723	$523,815
Restricted Cash	40,823	40,586
Total Cash, Cash Equivalents and Restricted Cash	$1,566,546	$564,401

As of December 31, 2022 and 2021 restricted cash consisted of cash held for deposit with law firms that represents the Company in its litigation with Great Value Storage, LLC.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of December 31, 2022 and December 31, 2021, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources, can include loan fees, annual fees or monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources for the years ended December 31, 2022, 2021 and 2020 was $17,996, $24,060 and $27,152, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. For the year ended December 31, 2022, $24,000 of the other income from non-investment sources resulted from the reversal of previously accrued administration fees. For the year ended December 31, 2021, all other income from non-investment sources was generated from interest income earned on cash in the Company’s bank account. For the year ended December 31, 2020, $86,920 of the other income from non-investment sources resulted from the reversal of previously accrued valuation fees.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the years ended December 31, 2022, 2021 and 2020 PIK interest was $0, $97,401 and $21,804, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company, prior to the final judgment received on March 4, 2021, for the years ended December 31, 2021 and 2020 were $14,423 and $64,201, respectively. These amounts are recoverable per the loan agreements and are invoiced to GVS and included in the account Due from portfolio companies on the Statements of Assets and Liabilities. The amount invoiced to the Company after the final judgment received on March 4, 2021, for the years ended December 31, 2022 and 2021 were $511,441 and $200,857, respectively. These amounts are for fees incurred to recover our judgment and were expensed to Legal fees on the Statements of Operations.

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), for its 2021 and 2020 taxable years. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not meet the qualifications of a RIC for the 2021 and 2020 tax years and was taxed as a corporation under the Code. The failure to qualify as a RIC did not impact the 2021 and 2020 tax years as the Company incurred tax losses. As a result of the losses incurred for the years ended December 31, 2021 and 2020, the Company intends to carry forward the net operating losses to future periods in which the Company generates taxable income to reduce its tax liability.

The Company did not meet the qualifications of a RIC for the 2022 tax year and will be taxed as a corporation under the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. Management will make a determination that is in the best interests of the Company and its stockholders.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

For the year ended December 31, 2022, the Company declared and paid a cash dividend of $0.075 per share of common stock on or about December 1, 2022 to stockholders of record as of the close of business on November 21, 2022.

For the years ended December 31, 2021 and 2020, no dividends were declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the years ended December 31, 2022, 2021 and 2020, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statement and disclosures.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, “Fair Value Measurements and Disclosures”, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

NOTE 3 – CONCENTRATION OF CREDIT RISK

In the normal course of business, the Company maintains its cash balances in financial institutions, which regularly exceeds federally insured limits. The Company is subject to credit risk to the extent any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2022, 2021, and 2020.

	For the Year Ended December 31,
	2022	2021	2020
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$6,646,925	$11,993,452	$(10,800,789)
Weighted average shares outstanding for year
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$0.055	$0.100	$(0.090)
Diluted	$0.055	$0.100	$(0.090)

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of December 31, 2022 and 2021:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$13,144,967	$13,144,967
Second Lien Loans	-	-	10,976,647	10,976,647
Equity	-	-	6,442,474	6,442,474
Total Portfolio Investments	-	-	30,564,088	30,564,088
Total Investments	$-	$-	$30,564,088	$30,564,088

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$19,400,200	$19,400,200
Second Lien Loans	-	-	11,435,134	11,435,134
Equity	-	-	3,471,758	3,471,758
Total Portfolio Investments	-	-	34,307,092	34,307,092
Total Investments	$-	$-	$34,307,092	$34,307,092

During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 or Level 3. During the year ended December 31, 2022, the Company’s investment in Dominion Medical Management, Inc. changed from a second lien loan to a first lien loan.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Changes in Level 3 assets measured at fair value for the year ended December 31, 2022 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$19,400,200	$11,435,134	$-	$3,471,758	$34,307,092
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	(11,168,883)	-	-	-	(11,168,883)
Payment-in-kind interest	-	-	-	-	-
Realized gain (loss) on investments	4,368,297	-	-	-	4,368,297
Change in unrealized gain (loss) on investments	387,194	(300,328)	-	2,970,716	3,057,582
Transfers in/out	158,159	(158,159)	-	-	-
Fair value at end of year	$13,144,967	$10,976,647	$-	$6,442,474	$30,564,088
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2022	$(1,400,513)	$(458,487)	$-	$2,970,716	$1,111,716

Changes in Level 3 assets measured at fair value for the year ended December 31, 2021 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$14,671,435	$5,235,708	$-	$1,659,880	$21,567,023
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	(230,570)	-	-	-	(230,570)
Payment-in-kind interest	97,401	-	-	-	97,401
Realized gain (loss) on investments	-	-	-	-	-
Change in unrealized gain (loss) on investments	4,861,934	6,199,426	-	1,811,878	12,873,238
Transfer due to restructuring	-	-	-	-	-
Fair value at end of year	$19,400,200	$11,435,134	$-	$3,471,758	$34,307,092
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2021	$4,861,934	$6,199,426	$-	$1,811,878	$12,873,238

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2022:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))
First Lien Loans	$12,959,968	Enterprise Value Coverage	EV / Store level EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$1,450,000-$1,650,000 ($1,550,000)
Total	12,959,968

Second Lien Loans	10,976,647	Enterprise Value Coverage	EV / LTM Revenue	0.39x-0.44x (0.42x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
Total	10,976,647

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.39x-0.44x (0.42x)
Total	-

Equity	4,742,945	Enterprise Value Coverage	EV / LTM Revenue	0.39x-0.44x (0.42x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
			EV / Store level EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$1,450,000-$1,650,000 ($1,550,000)
	1,698,329	Appraisal Value Coverage	Cost Approach	$1,449,000-$1,771,000 ($1,610,000)
			Sales Comparison Approach	$1,431,000-$1,749,000 ($1,590,000)
Total	6,441,274
Total Level 3 Investments	$30,377,889

(1)	There were no changes in the valuation technique for the Company's investments from the prior quarter.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

One of the Company’s remaining Level 3 investments, valued at $1,200, has been valued using unadjusted third party transactions. The other remaining Level 3 investment, valued at $184,999, was an investment in a portfolio company that ceased operations in the 2nd quarter of 2022. This value consisted of an estimate of remaining cash available to distribute to priority lienholders. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2022.

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

December 31, 2022

The Company’s remaining Level 3 investments aggregating approximately $1,200 have been valued using unadjusted third party transactions. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2021.

As of December 31, 2022, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. As of December 31, 2021, the Company used both market and income approaches to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien loans, second lien loans and unsecured loans), when using an income approach, is the discount rate. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. In determining the discount rate, for the income (discounted cash flow) or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels and credit quality, among other factors in its analysis. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate discount rate to use in the income approach.

The primary significant unobservable inputs used in the fair value measurement of the Company’s equity investments, when using a market approach, are the EBITDA multiple and revenue multiple, which is used to determine the Enterprise Value. Significant increases (decreases) in the Enterprise Value in isolation would result in a significantly higher (lower) fair value measurement. To determine the Enterprise Value for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate multiple to use in the market approach.

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

December 31, 2022

NOTE 6 – INCOME TAX

The Company is currently taxable as a C corporation and subject to federal and state corporate income taxes. The Company recorded a provision as follows:

	2022	2021	2020
Current expense (benefit)	$-	$-	$1,816
Deferred expense (benefit)	-	-	-
Total expense (benefit)	$-	$-	$1,816

The components of deferred tax assets and liabilities at December 31, 2022, 2021 and 2020 were as follows:

Deferred tax assets:	2022	2021	2020
Net operating loss carryforward	$1,207,956	$929,161	$396,954
Net capital loss carryforwards	651,262	1,568,604	2,665,878
Other	3,475	181,375	294,141
Basis differences in investments	117,820	716,075	3,649,990
Total gross deferred tax assets	1,980,513	3,395,215	7,006,963
Less: Valuation allowance	(1,980,513)	(3,395,215)	(7,006,963)
Net deferred tax assets	$-	$-	$-

As of December 31, 2022 and 2021, the total amount of federal net operating loss carryforwards was approximately $5,752,173 and $4,424,575, respectively. The federal net operating loss carryforwards in the amount of $741,630 will expire in 2037. The federal net operating loss carryforwards in the amount of $5,010,543 will not expire, but can only be used to offset 80% of taxable income. As of December 31, 2022 and 2021, the total amount of federal capital loss carryforwards was approximately $3,101,246 and $7,469,543, respectively. The federal capital loss carryforwards in the amount of $3,101,246 will expire in 2025.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management believes that the likelihood of realizing the benefits of these deductible differences at December 31, 2022, does not meet the “more likely than not threshold” as defined in ASC 740 – Income Taxes and thus management has recorded a full valuation allowance.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

	2022	2021	2020
Federal statutory tax rate	21.00%	21.00%	21.00%
Federal payable true up	-	-	-
Permanent items	-	-	0.01
Capital loss carryforward expiration	-	9.11	-
Deferred true-up	0.29	-	(0.35)
Rate change	-	-	-
Increase (decrease) in valuation allowance	(21.29)	(30.11)	(20.66)
Other	-	-	-
Effective tax rate	-%	-%	-%

The Company did not meet the qualifications of a RIC for the 2022 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities.

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

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdiction as U.S. federal. For the years ended December 31, 2022, 2021, and 2020, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through the present. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In general, the federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in 2018 to present.

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

December 31, 2022

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

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2022, 2021 and 2020 were $339,328, $265,340 and $266,984, respectively. As of December 31, 2022 and 2021, management fees of $91,934 and $262,324, respectively were payable to House Hanover. Previously, House Hanover allowed management fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. Due to its current cash position, the Company has resumed quarterly management fee payments. On April 29, 2021, December 6, 2021 and November 2, 2022, the Company made payments to House Hanover for management fees in the amount of $285,137 $266,984, and $512,735, respectively.

Incentive Fee

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

Administration fees were $259,500, $270,000 and $270,000 for the years ended December 31, 2022, 2021 and 2020, respectively, and sub-administration fees were $143,799, $132,110 and $126,324 for the years ended December 31, 2022, 2021 and 2020, respectively, as shown on the Statements of Operations under administration fees. As of December 31, 2022 and 2021, there were $64,875 and $273,016, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates. Previously, House Hanover allowed administration fees to accrue and not be paid until such time as the Company has sufficient capital to pay them. Due to its current cash position, the Company will resume quarterly administration fee payments. On April 29, 2021, December 6, 2021, and November 2, 2022, the Company made payments to House Hanover for administration fees in the amount of $202,500, $270,000, and $440,625, respectively.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2022, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

NOTE 8 – FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per Share Data (1):
Net asset value at beginning of period	$0.286	$0.187	$0.276	$0.345	$0.344
Net investment income (loss)	(0.006)	(0.007)	(0.005)	(0.009)	0.009
Change in unrealized gain (loss)	0.025	0.106	(0.022)	(0.060)	(0.007)
Realized gain (loss)	0.036	-	(0.062)	-	(0.001)
Dividend distribution	(0.075)	-	-	-	-
Net asset value at end of period	$0.266	$0.286	$0.187	$0.276	$0.345
Total return based on net asset value (2)	(7.0)%	52.9%	(32.60)%	(20.0)%	0.3%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$32,083,462	$34,472,992	$22,479,540	$33,280,329	$41,554,951
Average net assets	$35,317,720	$29,126,862	$25,276,013	$38,504,249	$41,416,562
Total operating expenses to average net assets	6.6%	6.0%	6.2%	5.8%	5.4%
Net operating expenses to average net assets	6.6%	6.0%	6.2%	5.8%	5.4%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	5.6%	5.1%	5.2%	4.9%	4.3%

Net investment income (loss) to average net assets	(2.2)%	(3.0)%	(2.7)%	(2.8)%	2.5%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(2.3)%	(3.0)%	(3.0)%	(2.8)%	2.5%

Net increase (decrease) in net assets resulting from operations to average net assets	18.8%	41.2%	(42.7)%	(21.5)%	0.4%
Portfolio Turnover	32.3%	0.4%	0.4%	0.7%	0.5%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of December 31, 2022. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

On January 1, 2022, the Company amended and finalized proofs of claim in the U.S. Bankruptcy Court for the Northern District of Texas, as it has been discovered that Natin Paul had transferred the properties from the GVS Defendants and to the debtor entities, which are GVS affiliates that filed bankruptcy. On March 21, 2022, the bankruptcy court reserved $15 million for our claim. On, April 27, 2022, the Company filed an adversary proceeding in the bankruptcy court to recover amounts owed to the Company.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

In evaluating these investments, there are now two tests utilized to determine if any of the Company’s control investments are considered significant subsidiaries; the investment and the income significant tests. The asset significant test was eliminated under the new rules. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary in this filing if the subsidiary investment value exceeds 20% of the Company’s total investments at fair value, the income from the subsidiary investment exceeds 80% of the Company’s change in net assets resulting from operations, or the income from the subsidiary investment exceeds 20% of the Company’s change in net assets resulting from operations and the subsidiary investment value exceeds 5% of the Company’s total investments at fair value. Rule 4-08(g) of Regulation S-X requires summarized financial information of an unconsolidated subsidiary where the Company owns more than 25% of the voting securities or is otherwise controlled by the Company in this filing if it does not qualify under Rule 3.09 of Regulation S-X and if the subsidiary investment value exceeds 10% of the Company’s total investments at fair value, the income from the subsidiary investment exceeds 80% of the Company’s change in net assets resulting from operations, or the income from the subsidiary investment exceeds 10% of the Company’s change in net assets resulting from operations and the subsidiary investment value exceeds 5% of the Company’s total investments at fair value.

The Company has determined that Rockfish Seafood Grill, Inc., a majority owned or control investment, was considered a significant subsidiary at the 20% level at December 31, 2022 as prescribed under Rule 3-09 of Regulation S-X. The Company has included the audited financial statements of Rockfish Seafood Grill, Inc. for the year ended December 28, 2022. See “Item 15. Exhibits And Financial Statement Schedules.”

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

The Company has determined that Advantis Certified Staffing Solutions, Inc., one of the Company’s four majority owned or controlled portfolio companies, was considered a significant subsidiary at December 31, 2022 as prescribed under Rule 4-08(g) of Regulation S-X.

The following tables show the summarized financial information for Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

Advantis Certified Staffing Solutions, Inc.
	As of December 31, 2022	As of December 31, 2021
Balance Sheet
Current Assets	$2,843	$3,682
Noncurrent Assets	-	-
Current Liabilities	12,616	12,365
Noncurrent Liabilities	-	1,156

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Income Statement
Net Revenue (Loss)	$8,757	$8,182	$6,935
Gross Profit	1,694	1,993	1,873
Net Income (Loss)	66	269	1,790

NOTE 11 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

Total Investment Income	$454,302	$433,260	$425,799	$241,282
Total Operating Expenses	490,674	705,916	578,244	558,307
Income tax expense	-	-	456	-
Net Investment Income (Loss)	(36,372)	(272,656)	(152,901)	(317,025)

Net Realized Gain on Investments	4,368,297	-	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(3,407,385)	7,255,747	(11,550)	(779,230)
Net Increase (Decrease) in Net Assets Resulting from Operations	$924,540	$6,983,091	$(164,451)	$(1,096,255)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$0.008	$0.058	$(0.001)	$(0.009)
Diluted	$0.008	$0.058	$(0.001)	$(0.009)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

NOTE 12 – SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to the year ended December 31, 2022 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2021 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2022.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at December 31, 2022	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2021	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at December 31, 2022
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$4,441,765	$-	$-	-	$(785,118)	$3,656,647
Unsecured loan Consolidated BL Note 6.33% due 12/31/2023	$1,381,586	87,454	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	158,159	-	-	-	26,840	184,999
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,745,113	-	-	-	(46,784)	1,698,329
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018	$6,352,944	602,939	12,294,480	-	-	-	(1,585,512)	10,708,968
Revolving Loan, 8% PIK, due 12/31/2023	$2,251,000	137,561	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	172,549	-	-	-	(172,549)	-
Membership Interest – Class A (3)	99.997%	-	1,552,896	-	-	-	(1,552,896)	-
Total Control Investments		$827,954	$22,615,962	$-	$-	$-	$(4,116,019)	$18,499,943

(1)	Represents an illiquid investment.

(2)	Includes PIK interest.

(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Name	Age	Position	Director Since	Term Expires

Interested Directors
Mark S. DiSalvo	68	Interim Chief Executive Officer, Interim President, and Director	2016	2023

Independent Directors
Darren Stainrod	58	Chairman of the Board of Directors	2016	2023
Greg Bennett	50	Director	2016	2023
Martin Laidlaw	66	Director	2016	2023

Executive Officers
Gregory J. Cannella	48	Chief Financial Officer, Secretary, and Treasurer

Mark S. DiSalvo, 68, serves as our Interim Chief Executive Officer and Interim President. He was originally elected to the Company’s Board on June 9, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2022 Annual Meeting on December 15, 2022. He is the President and CEO of Sema4, Inc., a leading global professional services provider of private equity funds-under-management. He has been a senior executive and entrepreneur at international companies such as Euromoney Institutional Investor and Fairfield Whitney, and was founder of Hall, Berwick and DiSalvo where he provided funding and management advisory services to zero and first stage entities prior to founding Sema4. He has extensive experience in private equity, entrepreneurial management, and emerging market strategy, particularly as to underserved markets and economic development. A frequent speaker at worldwide industry conferences, he is a charter member of the Inner City Economic Forum. Mr. DiSalvo was educated at the University of Massachusetts, degreed in Political Studies and has earned the professional designations CPC and CTA. He has been a long-time lecturer at the Johnson School of Business at Cornell University and the Kellogg School of Business at Northwestern University in their full-time MBA programs where he contributed case studies in private equity, emerging market economics and cross-border M&A. We believe Mr. DiSalvo’s broad experience with private equity funds and early stage growth companies makes him a well-qualified member of our Board.

Darren Stainrod, 58, serves as the Chairman of the Company’s Board and was originally elected to the Company’s Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2022 Annual Meeting on December 15, 2022. Mr. Stainrod is a Principal of Marbury Fund Services (Cayman) Limited (“Marbury”), a fiduciary services company focused on the alternative investment industry and licensed by the Cayman Islands Monetary Authority. He is registered as a director with the Authority pursuant to the Directors Licensing and Registration Law, 2014. Prior to joining Marbury, Mr. Stainrod was a Principal at HighWater Limited in Cayman for almost 3 years where he provided professional director services to hedge funds, fund of funds and private equity vehicles. Before becoming a professional director in May 2013, Mr. Stainrod spent 17 years at UBS where he was a Managing Director and the Global Head of UBS Alternative Fund Services. At UBS he had responsibility for the overall management and development of the global hedge fund administration business in seven countries with more than 300 staff servicing alternative investment funds with over $200 billion in assets under administration. Before joining UBS, he worked for three years with Coopers & Lybrand in Cayman and four years with Deloitte in the UK. Mr. Stainrod holds a BA (Hons) in Politics from the University of Reading in the UK. He is a member of the Institute of Chartered Accountants in England and Wales and the Cayman Islands Institute of Professional Accountants. He is a past Chairman of the Cayman Islands Fund Administrators Association and is the current Treasurer of AIMA Cayman Chapter. Mr. Stainrod brings to the Board extensive experience as a director of hedge funds, fund of funds and private equity funds as well as considerable experience in the investment fund industry, all of which provide our Board with valuable insight. Mr. Stainrod serves as chairman of the Company’s Nominating and Corporate Governance Committee and he is a member of the Company’s Audit Committee and the Company’s Valuation Committee.

Martin Laidlaw, 66, who was originally elected by the Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2022 Annual Meeting on December 15, 2022, provides Director Services in and from the Cayman Islands. Martin has over 30 years of experience in the offshore financial industry and has an extensive range of experience with all forms of investment fund products and has held numerous directorship positions for a wide variety of offshore fund vehicles. Previously, Mr. Laidlaw was a Director of a Premier Fiduciary Services Company providing Directorship services. He was also a former Managing Director of a Fund Administration entity. Martin was previously employed by CIBC Bank and Trust Company (Cayman) Limited from 1989 through 2009. He was appointed Director and Head of Fund Services and was responsible for leading the fund services team and developing new business and client relationships. Prior to his years at CIBC, he was employed with KPMG, Cayman Islands where he led various financial services audits. He was a founding member, Director and Treasurer of the Cayman Islands Fund Administrators Association. Martin graduated from Edinburgh University in Scotland with a Bachelor of Commerce Degree. He was admitted as a Member of the Institute of Chartered Accountants of Scotland in February, 1984 and continues to maintain his qualification. Mr. Laidlaw’s extensive experience in the financial industry, including his financial and accounting background, and his experience as a director of various offshore fund vehicles makes him well qualified to serve on our Board. Mr. Laidlaw serves as chairman of the Company’s Audit Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Valuation Committee.

Greg Bennett, 50, who was originally elected to the Company’s Board on June 9, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2022 Annual Meeting on December 15, 2022, is the founder of Azimuth Governance Limited (“Azimuth”). Mr. Bennett has more than twenty five years of experience in financial services having started his professional career with Coopers & Lybrand in Canada in 1996. From 2011 through 2014, prior to founding Azimuth, Mr. Bennett was a Director of The Harbour Trust Co. Ltd., where he provided fiduciary services to their clients, including serving as an independent hedge fund director. In 2004 Mr. Bennett joined Butterfield Fund Services (Cayman) Limited as head of client relationship management and he became a Director of that firm in 2005. In 2008 he was promoted to Managing Director where he had responsibility for all aspects of the business, including managing over 75 staff responsible for providing full fund administration services to a wide range of hedge fund clients with in excess of $30 billion in assets under management. In 2010 Mr. Bennett established the Cayman office of HedgeServ and held the position of Managing Director. Mr. Bennett graduated with a Bachelor of Commerce from the University of Alberta in Canada in 1995. He is a Chartered Accountant (Canada), a Certified Public Accountant (US), and a CFA Charterholder. Mr. Bennett is also a past Director of Hedge Funds Care Cayman, past Deputy Chairman of the Cayman Islands Fund Administrators Association, past Treasurer of AIMA Cayman and a past President of the CFA Society of the Cayman Islands. Mr. Bennett’s considerable experience in the financial services industry and as a director of various hedge funds and his accounting background make him well qualified to serve on our Board. Mr. Bennett serves as chairman of the Company’s Valuation Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Audit Committee.

Gregory J. Cannella, 48, has served as our Chief Financial Officer, Treasurer and Secretary since March 13, 2015. Mr. Cannella is responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to this, Mr. Cannella was the Chief Financial Officer of Capital Point Partners, a private equity group that focused on mezzanine lending to small and middle market private companies, where he was responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to working at Capital Point Partners, Mr. Cannella was an Asset Manager at First Commonwealth Holdings Corp., a wealth management firm in Houston, Texas where he was responsible for managing various commercial and multi-family residential real estate investment funds as well as oversight of accounting functions and reporting for the funds. Mr. Cannella received a B.B.A. in Management from Stephen F. Austin State University and an M.B.A. with honors in Accounting and Finance from the University of Houston. He is a Certified Public Accountant in the State of Texas.

Information About Chief Compliance Officer

Florina Klingbaum has served as our Chief Compliance Officer since January 1, 2018. Ms. Klingbaum is a Managing Member of Altemis Capital Management LLC an investment management provider specializing in compliance and regulatory services. Ms. Klingbaum also serves as the Chief Compliance Officer of House Hanover, LLC (“House Hanover”), the investment advisor of the Company. From 2015-2016, she served as a Consultant for Nuveen Investments in New York City. During her career, Ms. Klingbaum has held senior roles at both Citigroup Global Markets as well as Credit Suisse. She has extensive experience in alternative investments, structured products and overall fund operations including fund administration, accounting, regulatory, compliance and fund liquidation services. Ms. Klingbaum started her career at KPMG LLP where she was a Senior Auditor in the Financial Services division. She holds two Masters degrees, in Accounting and Business Administration respectively, from Pace University, a BA in Sociology from the University of Toronto, and is a CPA.

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

Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during the fiscal year ended December 31, 2022 all Section 16(a) filing requirements applicable to the executive officers, directors and greater than 10% beneficial owners were timely satisfied.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Audit Committee

The members of the audit committee are Messrs. Laidlaw, Stainrod, and Bennett each of whom meets the independence standards established by the SEC and the NASDAQ (the “NASDAQ”) for audit committees and is independent for purposes of the 1940 Act. Mr. Laidlaw serves as chairman of the audit committee. Our Board has determined that Mr. Laidlaw is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Board has adopted a charter of the audit committee, which is available in print to any stockholder who requests it and it is also available on the Company’s website at www.princetoncapitalcorp.com. The audit committee met five times and took action by written consent on one occasion during the year ended December 31, 2022. Each member attended 100% of the audit committee meetings that were held while the director was a member of the audit committee in 2022.

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

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2022. No compensation is paid by us to any interested director or executive officer of the Company.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2023, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of the Company’s common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 27, 2023 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 120,486,061 shares of the Company’s common stock outstanding as of March 27, 2023.

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

The Company’s directors are divided into two groups - interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the 1940 Act and the NASDAQ (“NASDAQ”) Stock Market Rules, as the Over the Counter Pink Open Market exchange where the Company trades, does not establish director independence standards.

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Mark S. DiSalvo(3)	115,484,327	95.85%

Independent Directors
Greg Bennett	0	*
Martin Laidlaw	0	*
Darren Stainrod	0	*

Executive Officers
Mark S. DiSalvo(3)	115,484,327	95.85%
Gregory J. Cannella	0	*

Executive officers and directors as a group	115,484,327	95.85%
Greater than 5% Holders
Capital Point Partners, LP (4)	104,562,000	86.78%
Capital Point Partners II, LP(4)	10,922,327	9.07%

*	Indicates less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.

(2)	Based on a total of 120,486,061 shares of our common stock issued and outstanding on March 27, 2023.

(3)	Mr. DiSalvo, by virtue of his ownership of all of the outstanding stock of Sema4, Inc., the general partner of Capital Point Partners, LP (“CPP”) and Capital Point Partners II, LP (“CPP II”), may be deemed to be the beneficial owner of the 104,562,000 shares of the Company’s common stock owned by CPP and the 10,922,327 shares of the Company’s common stock owned by CPP II. Mr. DiSalvo and Sema4, Inc. each disclaims beneficial ownership of any shares held by CPP and CPP II, except to the extent of their pecuniary interest therein. The address of Sema4, Inc., CPP and CPP II is 800 Turnpike Street, Suite 300, North Andover, MA 01854.

(4)	This information is based on information included in the Schedule 13D filed with the SEC.

The following table sets forth as of March 27, 2023, the dollar range of our securities owned by our directors and executive officers. The Company is not part of a “family of investment companies,” as that term is defined in Schedule 14A.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)	Aggregate Dollar Range of Equity Securities in All Funds Overseen or to be Overseen by Director or Nominee in Family of Investment Companies
Interested Director:
Mark S. DiSalvo	Over $100,000	n/a

Independent Directors:
Greg Bennett	None	n/a
Martin Laidlaw	None	n/a
Darren Stainrod	None	n/a

Executive Officers:
Mark S. DiSalvo	Over $100,000	n/a
Gregory J. Cannella	None	n/a

(1)	The dollar range of the equity securities beneficially owned is based on the closing price per share of the Company’s common stock of $0.19 on March 27, 2023 on the Pink Open Market.

(2)	The dollar ranges of equity securities beneficially owned are: none; $1–$10,000; $10,001–$50,000; $50,001–$100,000; and over $100,000.

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

As disclosed in various filings with the SEC, House Hanover has served as the Company’s investment advisor since January 1, 2018 under an Interim Investment Advisory Agreement that took effect on January 1, 2018 and terminated on May 30, 2018 (the “Interim Investment Advisory Agreement”) and an Investment Advisory Agreement that took effect on May 31, 2018 (the “Investment Advisory Agreement”). The Investment Advisory Agreement was approved by the Company’s stockholder at the 2018 Annual Meeting of Stockholders. The value of the Interim Investment Advisory Agreement and the Investment Advisory Agreement was determined based on a management fee. The amount of management fees accrued to House Hanover for the fiscal year ended December 31, 2022, under the Investment Advisory Agreement were $339,328. In addition to compensation based on a management fee, the Investment Advisory Agreement also provides for, subject to approval by the Board of Directors, reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company (“Administration Expenses”). The amount of administration expenses accrued for House Hanover for the fiscal year ended December 31, 2022 under the Investment Advisory Agreement was $259,500. House Hanover is controlled by Mr. DiSalvo.

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

Director Independence

In accordance with rules of the NASDAQ, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Company’s nominating and corporate governance committee and through a questionnaire to be completed by each director no less frequently than annually (and most recently in February of 2023), with updates periodically if information provided in the most recent questionnaire has changed.

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

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Independent Registered Public Accounting Firm

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal year ended December 31, 2022)

The following aggregate fees by WithumSmith, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022 were billed to the Company for work attributable to audit, tax and other services.

WithumSmith Fiscal Year Ended December 31, 2022
Audit Fees	$186,196
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees:	$186,196

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

In the fiscal year 2022, the percentage of services designated for Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees that were approved by the audit committee were 100%, 0%, 0%, and 0%, respectively.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal year ended December 31, 2021)

The following aggregate fees by WithumSmith, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2021, were billed to the Company for work attributable to audit, tax and other services.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Documents Filed as Part of this Report

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger between Regal One Corporation and Princeton Capital Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.4	Second Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on February 27, 2018).
3.5	Third Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2020).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
4.2*	Description of Securities
10.1	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.2	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	Investment Advisory Agreement between Registrant and House Hanover, LLC (Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on May 31, 2018)
14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the years ended December 28, 2022 and December 29, 2021.
99.2	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the year ended December 29, 2021 (Incorporated by reference from Exhibit 99.1 of Registrant’s Annual Report on Form 10-K, filed on March 31, 2022).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark S. DiSalvo	Interim Chief Executive Officer and Director,	March 30, 2023
Mark S. DiSalvo	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	March 30, 2023
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Darren Stainrod	Director	March 30, 2023
Darren Stainrod

/s/ Martin Laidlaw	Director	March 30, 2023
Martin Laidlaw

/s/ Greg Bennett	Director	March 30, 2023
Greg Bennett