Form 10-Q
period 2023-03-31
PRINCETON CAPITAL CORP
filed 2023-05-15
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 15, 2023 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2023 (unaudited)	December 31, 2022

ASSETS
Control investments at fair value (cost of $27,353,273 and $27,353,273, respectively)	$17,410,879	$18,499,943
Non-control/non-affiliate investments at fair value (cost of $11,882,290 and $11,882,290, respectively)	11,859,177	12,064,145
Total investments at fair value (cost of $39,235,563 and $39,235,563, respectively)	29,270,056	30,564,088
Cash and cash equivalents	2,069,820	1,525,723
Restricted cash	41,004	40,823
Due from portfolio companies	26,592	26,342
Interest receivable, net of allowance for bad debt of $16,549 and $16,549, respectively	267,888	293,621
Prepaid expenses	20,522	35,552
Total assets	31,695,882	32,486,149

LIABILITIES
Accrued management fees	179,899	91,934
Accounts payable	318,708	180,096
Due to affiliates(1)	129,750	64,875
Accrued expenses and other liabilities	1,125	65,782
Total liabilities	629,482	402,687

Net assets	$31,066,400	$32,083,462

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at March 31, 2023 and December 31, 2022)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(33,922,970)	(32,905,908)
Total net assets	$31,066,400	$32,083,462
Net asset value per share	$0.258	$0.266

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 7 of the Notes to Financial Statements.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$453,750	$168,750
Interest income from control investments	254,783	66,584
Other income from non-control/non-affiliate investments	-	5,933
Other income from non-investment sources	201	15
Total investment income	708,734	241,282

OPERATING EXPENSES
Management fees	87,965	81,012
Administration fees	102,631	101,643
Audit fees	60,736	86,236
Tax preparation fees	-	4,990
Legal fees	34,303	144,083
Valuation fees	22,500	33,000
Directors’ fees	38,625	38,625
Insurance expense	46,272	41,908
Interest expense	207	-
Other general and administrative expenses	38,525	26,810
Total operating expenses	431,764	558,307

Net investment income (loss) before tax	276,970	(317,025)
Income tax expense	-	-
Net investment income (loss) after taxes	276,970	(317,025)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(204,968)	964,438
Control investments	(1,089,064)	(1,743,668)
Net change in unrealized loss on investments	(1,294,032)	(779,230)
Net decrease in net assets resulting from operations	$(1,017,062)	$(1,096,255)

Net investment income (loss) per share
Basic	$0.003	$(0.003)
Diluted	$0.003	$(0.003)
Net decrease in net assets resulting from operations per share
Basic	$(0.008)	$(0.009)
Diluted	$(0.008)	$(0.009)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net assets at beginning of year	$32,083,462	$34,472,992

Decrease in net assets resulting from operations:
Net investment income (loss)	276,970	(317,025)
Net change in unrealized loss on investments	(1,294,032)	(779,230)
Net decrease in net assets resulting from operations	(1,017,062)	(1,096,255)

Total decrease in net assets	(1,017,062)	(1,096,255)
Net assets at end of period	$31,066,400	$33,376,737

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(1,017,062)	$(1,096,255)
Adjustments to reconcile decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized loss on investments	1,294,032	779,230
Changes in operating assets and liabilities:
Due from portfolio companies	(250)	(1,959)
Interest receivable	25,733	46,020
Prepaid expenses	15,030	(147,152)
Taxes receivable	-	750
Accrued management fees	87,965	81,012
Accounts payable	138,612	(8,599)
Due to affiliates	64,875	67,500
Deferred fee income	-	(5,933)
Accrued expenses and other liabilities	(64,657)	213,779
Net cash provided by (used in) operating activities	544,278	(71,607)

Net increase (decrease) in cash and restricted cash	544,278	(71,607)
Cash, cash equivalents and restricted cash at beginning of period	1,566,546	564,401
Cash, cash equivalents and restricted cash at end of period	$2,110,824	$492,794

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$207	$-

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2023

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,384,814	10.90%
Unsecured loan 6.33%, due 12/31/2023 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				6,331,585	3,384,814	10.90%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	175,955	0.57%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	175,955	0.57%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,659,253	5.34%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	9,939,857	31.99%
Revolving Loan, 8% Cash, due 12/31/2023(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	7.25%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	-	-%
Total				4,149,596	-	-%
Total control investments				27,353,273	17,410,879	56.05%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2023 (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$7,035,000	22.65%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	4,822,977	15.52%
Total				11,881,090	11,857,977	38.17%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2023

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments				11,882,290	11,859,177	38.17%
Total Portfolio Investments				39,235,563	29,270,056	94.22%

Total Investments				$39,235,563	$29,270,056	94.22%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of March 31, 2023, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of March 31, 2023.
(6)	Represents an illiquid investment. At March 31, 2023, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.
(7)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2023

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of March 31, 2023.

	March 31, 2023
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$29,268,856	94.22%
Canada	1,200	-
Total	$29,270,056	94.22%

	March 31, 2023
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$12,190,857	39.24%
Nickel Pipe, Fittings and Flanges	11,857,977	38.17
Staffing	3,384,814	10.90
Energy Services	1,659,253	5.34
Medical Business Services	175,955	0.57
Security	1,200	0.00
Total	$29,270,056	94.22%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2022

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,656,647	11.40%
Unsecured loan 6.33%, due 12/31/2023 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				6,331,585	3,656,647	11.40%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	184,999	0.58%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	184,999	0.58%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,698,329	5.29%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	10,708,968	33.38%
Revolving Loan, 8% Cash, due 12/31/2023(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	7.01%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	-	-%
Total				4,149,596	-	-%
Total control investments				27,353,273	18,499,943	57.66%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2023 (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$7,320,000	22.82%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	4,742,945	14.78%
Total				11,881,090	12,062,945	37.60%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2022

(Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	$1,200	$1,200	-%
Total non-control/non-affiliate investments				11,882,290	12,064,145	37.60%
Total Portfolio Investments				39,235,563	30,564,088	95.26%

Total Investments				$39,235,563	$30,564,088	95.26%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of December 31, 2022, less than 1% of the total fair value of investments represents non-qualifying assets.
(5)	Investment is non-income producing as of December 31, 2022.
(6)	Represents an illiquid investment. At December 31, 2022, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.
(7)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these unaudited financial statements.

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

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

On April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The House Hanover Investment Advisory Agreement replaced the Interim Investment Advisory Agreement. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 15, 2023.

Since January 1, 2018, House Hanover has acted as our investment advisor under the Interim Investment Advisory Agreement (from January 1, 2018 until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of March 31, 2023 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three months ended March 31, 2023 may not be indicative of the results ultimately achieved for the year ended December 31, 2023 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2023, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2022, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

March 31, 2023

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of March 31, 2023, there were no changes in the valuation technique for the Company's investments from the prior quarter.

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

March 31, 2023

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

March 31, 2023

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

The following table provides a reconciliation of cash and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	March 31,	December 31,
	2023	2022
Cash and Cash Equivalents	$2,069,820	$1,525,723
Restricted Cash	41,004	40,823
Total Cash, Cash Equivalents and Restricted Cash	$2,110,824	$1,566,546

As of March 31, 2023 and December 31, 2022, restricted cash consisted of cash held for deposit with law firms that represents the Company in its litigation with Great Value Storage, LLC.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of March 31, 2023 and December 31, 2022, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources, can include loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $0 and $5,933 for the three months ended March 31, 2023, and 2022, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $201 and $15 for the three months ended March 31, 2023 and 2022, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three months ended March 31, 2023 and 2022, respectively, the Company did not have any PIK interest.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three months ended March 31, 2023 and 2022, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company, after the final judgment received on March 4, 2021, for the three months ended March 31, 2023 and 2022 were $0 and $94,445, respectively. These amounts are for fees incurred to recover our judgment and were expensed to Legal fees on the Statements of Operations.

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

The Company did not meet the qualifications of a RIC for the 2022 tax year and was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). The failure to qualify as a RIC, however, did not impact the 2022 tax year as the Company had net operating losses and no realized gains in the tax year. Further, the Company has net operating losses and capital losses from prior years it can carry forward to offset taxable income.

The Company does not expect to meet the qualifications of a RIC for the 2023 tax year and is likely to be taxed as a corporation under Subchapter C of the Code. However, in the event that the Company does meet the qualifications of a RIC for the 2023 tax year, it may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC for the 2023 tax year due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our board of directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter. For the three months ended March 31, 2023 and 2022 and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three months ended March 31, 2023 and 2022, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company is currently evaluating the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(1,017,062)	$(1,096,255)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.008)	$(0.009)
Diluted	$(0.008)	$(0.009)

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2023 and December 31, 2022, respectively:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$12,366,812	$12,366,812
Second Lien Loans	-	-	10,419,814	10,419,814
Equity	-	-	6,483,430	6,483,430
Total Portfolio Investments	-	-	29,270,056	29,270,056
Total Investments	$-	$-	$29,270,056	$29,270,056

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$13,144,967	$13,144,967
Second Lien Loans	-	-	10,976,647	10,976,647
Equity	-	-	6,442,474	6,442,474
Total Portfolio Investments	-	-	30,564,088	30,564,088
Total Investments	$-	$-	$30,564,088	$30,564,088

During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 or Level 3. During the year ended December 31, 2022, the Company’s investment in Dominion Medical Management, Inc. changed from a second lien loan to a first lien loan.

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

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2023 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$13,144,967	$10,976,647	$-	$6,442,474	$30,564,088
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	-	-	-	-	-
Payment-in-kind interest	-	-	-	-	-
Change in unrealized gain (loss) on investments	(778,155)	(556,833)	-	40,956	(1,294,032)
Fair value at end of period	$12,366,812	$10,419,814	$-	$6,483,430	$29,270,056
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2023	$(778,155)	$(556,833)	$-	$40,956	$(1,294,032)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2022 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$19,400,200	$11,435,134	$-	$3,471,758	$34,307,092
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	(11,168,883)	-	-	-	(11,168,883)
Payment-in-kind interest	-	-	-	-	-
Realized gain (loss) on investments	4,368,297	-	-	-	4,368,297
Change in unrealized gain (loss) on investments	387,194	(300,328)	-	2,970,716	3,057,582
Transfers in/out	158,159	(158,159)	-	-	-
Fair value at end of year	$13,144,967	$10,976,647	$-	$6,442,474	$30,564,088
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2022	$(1,400,513)	$(458,487)	$-	$2,970,716	$1,111,716

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2023:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average)(2)
First Lien Loans	$12,190,857	Enterprise Value Coverage	EV / Store level EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$1,475,000-$1,675,000 ($1,575,000)
Total	12,190,857

Second Lien Loans	10,419,814	Enterprise Value Coverage	EV / LTM Revenue	0.38x-0.43x (0.42x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
Total	10,419,814

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.38x-0.43x (0.42x)
Total	-

Equity	4,822,977	Enterprise Value Coverage	EV / LTM Revenue	0.38x-0.43x (0.42x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
			EV / Store level EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$1,475,000-$1,675,000 ($1,575,000)
	1,659,253	Appraisal Value Coverage	Cost Approach	$1,440,000-$1,760,000 ($1,600,000)
			Sales Comparison Approach	$1,458,000-$1,782,000 ($1,620,000)
Total	6,482,230
Total Level 3 Investments	$29,092,901

(1)	There were no changes in the valuation technique for the Company's investments from the prior quarter.
(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

One of the Company’s remaining Level 3 investments in equity, valued at $1,200, has been valued using unadjusted third party transactions.  The other remaining Level 3 investment in a first lien loan, valued at $175,955, was an investment in a portfolio company that ceased operations in the 2nd quarter of 2022. This value consisted of an estimate of remaining cash available to distribute to priority lienholders. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of March 31, 2023.

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

One of the Company’s remaining Level 3 investments in equity, valued at $1,200, has been valued using unadjusted third party transactions.  The other remaining Level 3 investment in a first lien loan, valued at $184,999, was an investment in a portfolio company that ceased operations in the 2nd quarter of 2022. This value consisted of an estimate of remaining cash available to distribute to priority lienholders. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

March 31, 2023

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

Management fees earned by House Hanover for the three months ended March 31, 2023 and March 31, 2022 were $87,965 and $81,012, respectively.

As of March 31, 2023 and December 31, 2022, management fees of $179,899 and $91,934, respectively, were payable to House Hanover.

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

March 31, 2023

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 15, 2023.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

Administration fees were $64,875 and fees to the Sub-Administrator were $37,756 for the three months ended March 31, 2023, as shown on the Statements of Operations under administration fees. Administration fees were $67,500 and fees to the Sub-Administrator were $34,143 for the three months ended March 31, 2022, as shown on the Statements of Operations under administration fees.

As of March 31, 2023 and December 31, 2022, administration fees of $129,750 and $64,875, respectively, were payable to House Hanover and are recorded as Due to affiliates on the Statements of Assets and Liabilities.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2023, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.266	$0.286
Net investment gain (loss)	0.003	(0.003)
Change in unrealized loss	(0.011)	(0.006)
Net asset value at end of period	$0.258	$0.277
Total return based on net asset value (2)	(3.0)%	(3.1)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$31,066,400	$33,376,737
Average net assets	$32,072,161	$34,460,811
Ratio of net operating expenses to average net assets (3)	5.5%	6.6%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.3%	5.6%
Ratio of net investment income (loss) to average net assets (3)	3.5%	(3.7)%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	3.5%	(3.7)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(12.9)%	(12.9)%
Portfolio Turnover	0.0%	0.0%

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per Share Data (1):
Net asset value at beginning of period	$0.286	$0.187	$0.276	$0.345	$0.344
Net investment income (loss)	(0.006)	(0.007)	(0.005)	(0.009)	0.009
Change in unrealized gain (loss)	0.025	0.106	(0.022)	(0.060)	(0.007)
Realized gain (loss)	0.036	-	(0.062)	-	(0.001)
Dividend distribution	(0.075)	-	-	-	-
Net asset value at end of period	$0.266	$0.286	$0.187	$0.276	$0.345

Total return based on net asset value (2)	(7.0)%	52.9%	(32.60)%	(20.0)%	0.3
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$32,083,462	$34,472,992	$22,479,540	$33,280,329	$41,554,951
Average net assets	$35,317,720	$29,126,862	$25,276,013	$38,504,249	$41,416,562

Total operating expenses to average net assets	6.6%	6.0%	6.2%	5.8%	5.4%

Net operating expenses to average net assets	6.6%	6.0%	6.2%	5.8%	5.4%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	5.6%	5.1%	5.2%	4.9%	4.3%

Net investment income (loss) to average net assets	(2.2)%	(3.0)%	(2.7)%	(2.8)%	2.5%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(2.3)%	(3.0)%	(3.0)%	(2.8)%	2.5%

Net increase (decrease) in net assets resulting from operations to average net assets	18.8%	41.2%	(42.7)%	(21.5)%	0.4%
Portfolio Turnover	32.3%	0.4%	0.4%	0.7%	0.5%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of March 31, 2023. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

Russia/Belarus Action with Ukraine

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company's operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, may materially impact the valuation of the portfolio investments and in turn, the net asset value of the Company. The specific impact on the Company's financial condition, results of operations, and cash flows is not determinable as of the date of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

In evaluating these investments, there are now two tests utilized to determine if any of the Company’s control investments are considered significant subsidiaries; the investment and the income significant tests. The asset significant test was eliminated under the new rules. Rule 3.09 of Regulation S-X, as interpreted by the SEC, requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary in an annual report if the subsidiary investment value exceeds 20% of the Company’s total investments at fair value, the income from the subsidiary investment exceeds 80% of the Company’s change in net assets resulting from operations, or the income from the subsidiary investment exceeds 20% of the Company’s change in net assets resulting from operations and the subsidiary investment value exceeds 5% of the Company’s total investments at fair value. Rule 4.08(g) of Regulation S-X requires summarized financial information of an unconsolidated subsidiary in an annual report where the Company owns more than 25% of the voting securities or is otherwise controlled by the Company if it does not qualify under Rule 3.09 of Regulation S-X and if the subsidiary investment value exceeds 10% of the Company’s total investments at fair value, the income from the subsidiary investment exceeds 80% of the Company’s change in net assets resulting from operations, or the income from the subsidiary investment exceeds 10% of the Company’s change in net assets resulting from operations and the subsidiary investment value exceeds 5% of the Company’s total investments at fair value.

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

The Company has determined that Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at March 31, 2023 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Three months Ended March 31, 2023	Three months Ended March 31, 2022	Three months Ended March 31, 2023	Three months Ended March 31, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$4,086	$4,471	$2,171	$2,898
Gross Profit	$2,866	$3,083	$465	$527
Net Income (Loss)	$438	$1,544	$(190)	$(248)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ending March 31, 2023 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2022 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2023.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at March 31, 2023	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2022	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2023
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,656,647	$-	$-	$-	$(271,833)	$3,384,814
Unsecured loan Consolidated BL Note 6.33% due 12/31/2023	$1,381,586	21,564	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	184,999	-	-	-	(9,044)	175,955
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,698,329	-	-	-	(39,076)	1,659,253
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018	$6,352,944	188,199	10,708,968	-	-	-	(769,111)	9,939,857
Revolving Loan, 8% PIK, due 12/31/2023	$2,251,000	45,020	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$254,783	$18,499,943	$-	$-	$-	$(1,089,064)	$17,410,879

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2021 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2022.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at March 31, 2022	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2021	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2022
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$4,441,765	$-	$-	$-	$22,855	$4,464,620
Unsecured loan Consolidated BL Note 6.33% due 12/31/2022	$1,381,586	21,564	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
Second Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	158,159	-	-	-	(78,159)	80,000
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,745,113	-	-	-	(39,925)	1,705,188
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3)	$6,352,944	45,020	12,294,480	-	-	-	(158,367)	12,136,113
Revolving Loan, 8% PIK, due 12/31/2022	$2,251,000	-	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	172,549	-	-	-	(149,011)	23,538
Membership Interest – Class A (3)	99.997%	-	1,552,896	-	-	-	(1,341,061)	211,835
Total Control Investments		$66,584	$22,615,962	$-	$-	$-	$(1,743,668)	$20,872,294

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of March 31, 2023 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At March 31, 2023, the Company had investments in 6 portfolio companies. The total cost and fair value of the total investments were approximately $39.2 million and $29.3 million, respectively. The composition of our investments by asset class as of March 31, 2023 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$10,120,088	$12,366,812	42.3%
Second Lien Loans	11,250,000	10,419,814	35.6
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	6,483,430	22.1
Total Portfolio Investments	$39,235,563	$29,270,056	100.0%

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

At March 31, 2023, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 10.9% of which approximately 10.9% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2022, our weighted average yield based upon cost of our portfolio investments was approximately 10.16% of which approximately 10.16% is current cash interest.

At March 31, 2023 and December 31, 2022, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

There was no primary portfolio investment activities for the three months ended March 31, 2023.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023			As of December 31, 2022
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	7,035,000	30.87	1	7,320,000	30.34	1
3	12,190,857	53.50	1	12,959,968	53.73	1
4	3,384,814	14.86	1	3,656,647	15.16	1
5	175,955	0.77	1	184,999	0.77	1
	$22,786,626	100.00%	4	$24,121,614	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2023 and as of December 31, 2022, we had 3 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

	Three Months Ended March 31, 2023 (unaudited)		Three Months Ended March 31, 2022 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$708,533	$0.006	$235,334	$0.002
Other income	201	0.000	5,948	0.000
Total investment income	708,734	0.006	241,282	0.002

Operating expenses
Management fees	87,965	0.001	81,012	0.001
Administration fees	102,631	0.001	101,643	0.001
Audit fees	60,736	0.001	86,236	0.001
Tax preparation fee	-	0.000	4,990	0.000
Legal fees	34,303	0.000	144,083	0.001
Valuation fees	22,500	0.000	33,000	0.000
Directors’ fees	38,625	0.000	38,625	0.000
Insurance expense	46,272	0.000	41,908	0.000
Interest expense	207	0.000	-	0.000
Other general and administrative expenses	38,525	0.000	26,810	0.000
Total net operating expenses	431,764	0.003	558,307	0.004

Net investment income (loss) before tax	276,970	0.003	(317,025)	(0.003)
Income tax expense	-	-	-	0.000
Net investment income (loss) after tax	$276,970	$0.002	$(317,025)	$(0.003)
Net change in unrealized loss	$(1,294,032)	$(0.011)	$(779,230)	$(0.006)
Net increase (decrease) in net assets resulting from operations	$(1,017,062)	$(0.008)	$(1,096,255)	$(0.009)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended March 31, 2023 and March 31, 2022, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

Operating Expenses

Total net operating expenses decreased from $558,307 for the three months ended March 31, 2022 to $431,764 for the three months ended March 31, 2023. The decrease is primarily due to a decrease in legal fees and audit fees for the three months ended March 31, 2023.

Total operating expenses per share decreased from $0.004 per share for the three months ended March 31, 2022 to $0.003 per share for the three months ended March 31, 2023.

Net Investment Income (Loss) after tax

Net investment income (loss) (after tax) increased from a loss of $(317,025) for the three months ended March 31, 2022 to income of $276,970 for the three months ended March 31, 2023. This increase in income was primarily due to a decrease in expenses as explained above, which was offset by an increase in investment income.

Net investment income (loss) (after tax) per share increased from $(0.003) to $0.003 for the three months ended March 31, 2022 and 2023, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2023 and 2022, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(1,294,032) for the three months ended March 31, 2023 primarily in connection by losses of $(769,111), $(271,833) and $(204,968) on Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc. and Performance Alloys, LLC, respectively.

Net change in unrealized gain (loss) on investments totaled a loss of $(779,230) for the three months ended March 31, 2022 primarily in connection with losses of $(1,490,072), $(311,064) and $(158,367) on Rockfish Holdings LLC, Great Value Storage, LLC and Rockfish Seafood Grill, Inc., which were partially offset by a gain of $1,275,502 from Performance Alloys, LLC.

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

As of March 31, 2023, we had $2,069,820 in cash and cash equivalents and $41,004 in restricted cash, and our net assets totaled $31,066,400. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of March 31, 2023, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the three months ended March 31, 2023 and 2022, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended March 31, 2023 and March 31, 2022 were $89,965 and $81,012, respectively.

As of March 31, 2023 and December 31, 2022, management fees of $179,899 and $91,934, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $64,875, and $67,500 for the three months ended March 31, 2023 and 2022, respectively, as shown on the Statements of Operations under administration fees. As of March 31, 2023 and December 31, 2022 there were $129,750 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

Critical Accounting Policies and Estimates

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

Recent Developments

Subsequent to the quarter ending March 31, 2023 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of March 31, 2023, all of our debt investments are fixed rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (March 31, 2023), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2023, there were no material legal proceedings against the Company or any of its officers or directors.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: May 15, 2023	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2023	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)