Form 10-Q
period 2023-06-30
PRINCETON CAPITAL CORP
filed 2023-08-10
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 10, 2023 was 120,486,061.

PRINCETON CAPITAL CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Control investments at fair value (cost of $27,353,273 and $27,353,273, respectively)	$19,767,054	$18,499,943
Non-control/non-affiliate investments at fair value (cost of $11,904,790 and $11,882,290, respectively)	11,686,220	12,064,145
Total investments at fair value (cost of $39,258,063 and $39,235,563, respectively)	31,453,274	30,564,088
Cash and cash equivalents	1,874,111	1,525,723
Restricted cash	41,278	40,823
Due from portfolio companies	26,592	26,342
Interest receivable, net of allowance for bad debt of $16,549 and $16,549, respectively	483,114	293,621
Prepaid expenses	113,699	35,552
Total assets	33,992,068	32,486,149

LIABILITIES
Accrued management fees	74,239	91,934
Accounts payable	261,093	180,096
Due to affiliates(1)	64,875	64,875
Deferred fee income	48,837	-
Accrued expenses and other liabilities	1,125	65,782
Total liabilities	450,169	402,687

Net assets	$33,541,899	$32,083,462

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at June 30, 2023 and December 31, 2022)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(31,447,471)	(32,905,908)
Total net assets	$33,541,899	$32,083,462
Net asset value per share	$0.278	$0.266

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 7 of the Notes to Financial Statements.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$455,625	$170,625	$909,375	$339,375
Interest income paid-in kind-from non-control/non-affiliate investments	22,500	-	22,500	-
Interest income from control investments	260,469	249,152	515,252	315,736
Other income from non-control/non-affiliate investments	1,163	5,999	1,163	11,932
Other income from non-investment sources	298	23	499	38
Total investment income	740,055	425,799	1,448,789	667,081

OPERATING EXPENSES
Management fees	74,239	83,369	162,204	164,381
Administration fees	102,631	101,643	205,262	203,286
Audit fees	20,800	21,320	81,536	107,556
Tax preparation fees	-	6,560	-	11,550
Legal fees	76,987	226,228	111,290	370,311
Valuation fees	22,500	33,000	45,000	66,000
Directors’ fees	38,625	38,625	77,250	77,250
Insurance expense	38,528	47,096	84,800	89,004
Interest expense	-	2,325	207	2,325
Other general and administrative expenses	45,508	18,078	84,033	44,888
Total operating expenses	419,818	578,244	851,582	1,136,551

Net investment income (loss) before tax	320,237	(152,445)	597,207	(469,470)
Income tax expense	5,456	456	5,456	456
Net investment income (loss) after taxes	314,781	(152,901)	591,751	(469,926)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(195,457)	2,855,672	(400,425)	3,820,110
Control investments	2,356,175	(2,867,222)	1,267,111	(4,610,890)
Net change in unrealized gain (loss) on investments	2,160,718	(11,550)	866,686	(790,780)
Net increase (decrease) in net assets resulting from operations	$2,475,499	$(164,451)	$1,458,437	$(1,260,706)

Net investment income (loss) per share
Basic	$0.003	$(0.001)	$0.005	$(0.004)
Diluted	$0.003	$(0.001)	$0.005	$(0.004)
Net increase (decrease) in net assets resulting from operations per share
Basic	$0.021	$(0.001)	$0.012	$(0.010)
Diluted	$0.021	$(0.001)	$0.012	$(0.010)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three and six months ended June 30,
	2023	2022
Net assets at beginning of year	$32,083,462	$34,472,992

Decrease in net assets resulting from operations:
Net investment income (loss)	276,970	(317,025)
Net change in unrealized loss on investments	(1,294,032)	(779,230)
Net decrease in net assets resulting from operations	(1,017,062)	(1,096,255)

Total decrease in net assets	(1,017,062)	(1,096,255)
Net assets at March 31	31,066,400	33,376,737

Increase (decrease) in net assets resulting from operations
Net investment income (loss)	314,781	(152,901)
Net change in unrealized gain (loss) on investments	2,160,718	(11,550)
Net increase (decrease) in net assets resulting from operations	2,475,499	(164,451)

Total increase (decrease) in net assets	2,475,499	(164,451)
Net assets at June 30	$33,541,899	$33,212,286

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,458,437	$(1,260,706)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(866,686)	790,780
Increase in investments due to PIK	(22,500)	-
Changes in operating assets and liabilities:
Due from portfolio companies	(250)	(4,097)
Interest receivable	(189,493)	(179,454)
Prepaid expenses	(78,147)	(100,056)
Taxes receivable	-	750
Accrued management fees	(17,695)	167,397
Accounts payable	80,997	45,302
Due to affiliates	-	131,984
Deferred fee income	48,837	(11,932)
Accrued expenses and other liabilities	(64,657)	168,307
Net cash provided by (used in) operating activities	348,843	(251,725)

Net increase (decrease) in cash and restricted cash	348,843	(251,725)
Cash, cash equivalents and restricted cash at beginning of period	1,566,546	564,401
Cash, cash equivalents and restricted cash at end of period	$1,915,389	$312,676

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$207	$2,325
Income tax paid	$5,456	$456

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2023

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$5,204,872	15.52%
Unsecured loan 6.33%, due 12/31/2023 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				6,331,585	5,204,872	15.52%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6.0% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	174,546	0.52%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	174,546	0.52%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,606,972	4.79%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8.0% Cash, 6.0% PIK, due 3/31/2018 (3) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	10,529,664	31.39%
Revolving Loan, 8.0% Cash, due 12/31/2023(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	6.71%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	12,780,664	38.10%
Total control investments				27,353,273	19,767,054	58.93%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10.0% Cash, 4.0% PIK, due 12/31/2026 (3) (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,772,500	$6,772,500	$6,750,000	20.13%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	4,935,020	14.71%
Total				11,903,590	11,685,020	34.84%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2023

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments				11,904,790	11,686,220	34.84%
Total Portfolio Investments				39,258,063	31,453,274	93.77%

Total Investments				$39,258,063	31,453,274	93.77%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of June 30, 2023, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of June 30, 2023.

(6)	Represents an illiquid investment. At June 30, 2023, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.

(7)	Represents an investment valued using significant unobservable inputs

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2023

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of June 30, 2023.

	June 30, 2023
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$31,452,074	93.77%
Canada	1,200	-
Total	$31,453,274	93.77%

	June 30, 2023
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$12,780,664	38.10%
Nickel Pipe, Fittings and Flanges	11,685,020	34.84
Staffing	5,204,872	15.52
Energy Services	1,606,972	4.79
Medical Business Services	174,546	0.52
Security	1,200	0.00
Total	$31,453,274	93.77%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2022

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,656,647	11.40%
Unsecured loan 6.33%, due 12/31/2023 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				6,331,585	3,656,647	11.40%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6.0% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	184,999	0.58%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	184,999	0.58%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,698,329	5.29%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8.0% Cash, 6.0% PIK, due 3/31/2018 (3) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	10,708,968	33.38%
Revolving Loan, 8.0% Cash, due 12/31/2023(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	7.01%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	-	-%
Total				4,149,596	-	-%
Total control investments				27,353,273	18,499,943	57.66%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10.0% Cash, due 12/31/2023 (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$7,320,000	22.82%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	4,742,945	14.78%
Total				11,881,090	12,062,945	37.60%

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

June 30, 2023

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of June 30, 2023 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three and six months ended June 30, 2023 may not be indicative of the results ultimately achieved for the year ended December 31, 2023 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2023, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2022, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

June 30, 2023

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of June 30, 2023, there were no changes in the valuation technique for the Company's investments from the prior quarter.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

June 30, 2023

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

The following table provides a reconciliation of cash and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	June 30,	December 31,
	2023	2022
Cash and Cash Equivalents	$1,874,111	$1,525,723
Restricted Cash	41,278	40,823
Total Cash, Cash Equivalents and Restricted Cash	$1,915,389	$1,566,546

As of June 30, 2023 and December 31, 2022, restricted cash consisted of cash held for deposit with law firms that represents the Company in its litigation with Great Value Storage, LLC.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of June 30, 2023 and December 31, 2022, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources, can include loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $1,163 and $5,999 for the three months ended June 30, 2023, and 2022, respectively. Income from such sources was $1,163 and $11,932 for the six months ended June 30, 2023, and 2022, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $298 and $23 for the three months ended June 30, 2023 and 2022, respectively. Income from such sources was $499 and $38 for the six months ended June 30, 2023 and 2022, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and six months ended June 30, 2023 and 2022, PIK interest was $22,500 and $0, respectively.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three and six months ended June 30, 2023 and 2022, were incurred in the normal operating course of business and are included in legal fees on the Statement of Operations.

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company for the six months ended June 30, 2023 and 2022 were $4,618 and $228,699, respectively. These amounts are for fees incurred to recover our judgment and were expensed to Legal fees on the Statements of Operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

For the six months ended June 30, 2023 and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

For the six months ended June 30, 2022 no dividends were declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and six months ended June 30, 2023 and 2022, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statements and disclosures.

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$2,475,499	$(164,451)	$1,458,437	$(1,260,706)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$0.021	$(0.001)	$0.012	$(0.010)
Diluted	$0.021	$(0.001)	$0.012	$(0.010)

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2023 and December 31, 2022, respectively:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$12,955,210	$12,955,210
Second Lien Loans	-	-	11,954,872	11,954,872
Equity	-	-	6,543,192	6,543,192
Total Portfolio Investments	-	-	31,453,274	31,453,274
Total Investments	$-	$-	$31,453,274	$31,453,274

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$13,144,967	$13,144,967
Second Lien Loans	-	-	10,976,647	10,976,647
Equity	-	-	6,442,474	6,442,474
Total Portfolio Investments	-	-	30,564,088	30,564,088
Total Investments	$-	$-	$30,564,088	$30,564,088

During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 or Level 3. During the year ended December 31, 2022, the Company’s investment in Dominion Medical Management, Inc. changed from a second lien loan to a first lien loan.

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2023 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$13,144,967	$10,976,647	$-	$6,442,474	$30,564,088
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	-	-	-	-	-
Payment-in-kind interest	-	22,500	-	-	22,500
Change in unrealized gain (loss) on investments	(189,757)	955,725	-	100,718	866,686
Fair value at end of period	$12,955,210	$11,954,872	$-	$6,543,192	$31,453,274
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2023	$(189,757)	$955,725	$-	$100,718	$866,686

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2022 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$19,400,200	$11,435,134	$-	$3,471,758	$34,307,092
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	(11,168,883)	-	-	-	(11,168,883)
Payment-in-kind interest	-	-	-	-	-
Realized gain (loss) on investments	4,368,297	-	-	-	4,368,297
Change in unrealized gain (loss) on investments	387,194	(300,328)	-	2,970,716	3,057,582
Transfers in/out	158,159	(158,159)	-	-	-
Fair value at end of year	$13,144,967	$10,976,647	$-	$6,442,474	$30,564,088
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2022	$(1,400,513)	$(458,487)	$-	$2,970,716	$1,111,716

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2023:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$12,780,664	Enterprise Value Coverage	EV / Store level EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$1,475,000-$1,675,000 ($1,575,000)
Total	12,780,664

Second Lien Loans	11,954,872	Enterprise Value Coverage	EV / LTM Revenue	0.38x-0.43x (0.41x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
Total	11,954,872

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.38x-0.43x (0.41x)
Total	-

Equity	4,935,020	Enterprise Value Coverage	EV / LTM Revenue	0.38x-0.43x (0.41x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
			EV / Store level EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$1,475,000-$1,675,000 ($1,575,000)
	1,606,972	Appraisal Value Coverage	Cost Approach	$1,404,000-$1,716,000 ($1,560,000)
			Sales Comparison Approach	$1,458,000-$1,782,000 ($1,620,000)
Total	6,541,992
Total Level 3 Investments	$31,277,528

(1)	There were no changes in the valuation technique for the Company's investments from the prior quarter.
(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

One of the Company’s remaining Level 3 investments in equity, valued at $1,200, has been valued using unadjusted third party transactions.  The other remaining Level 3 investment in a first lien loan, valued at $174,546, was an investment in a portfolio company that ceased operations in the 2nd quarter of 2022. This value consisted of an estimate of remaining cash available to distribute to priority lienholders. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

Advisory Services

House Hanover is registered as an investment advisor under the 1940 Act and serves as the Company’s investment advisor pursuant to the House Hanover Investment Advisory Agreement in accordance with the 1940 Act. House Hanover is owned by and an affiliate of Mr. Mark DiSalvo, the Company’s Interim President, Interim Chief Executive Officer, and a director of the Company.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

Management fees earned by House Hanover for the three months ended June 30, 2023 and 2022 were $74,239 and $83,369, respectively. Management fees earned by House Hanover for the six months ended June 30, 2023 and 2022 were $162,204 and $164,381, respectively.

As of June 30, 2023 and December 31, 2022, management fees of $74,239 and $91,934 respectively, were payable to House Hanover.

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

June 30, 2023

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

June 30, 2023

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Administration fees were $64,875 and fees to the Sub-Administrator were $37,756 for the three months ended June 30, 2023, as shown on the Statements of Operations under administration fees. Administration fees were $129,750 and fees to the Sub-Administrator were $75,512 for the six months ended June 30, 2023, as shown on the Statements of Operations under administration fees.

Administration fees were $67,500 and fees to the Sub-Administrator were $34,143 for the three months ended June 30, 2022, as shown on the Statements of Operations under administration fees. Administration fees were $135,000 and fees to the Sub-Administrator were $68,286 for the six months ended June 30, 2022, as shown on the Statements of Operations under administration fees.

As of June 30, 2023 and December 31, 2022, administration fees of $64,875 and $64,875, respectively, were payable to House Hanover and are recorded as Due to affiliates on the Statements of Assets and Liabilities.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2023, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.258	$0.277
Net investment income (loss)	0.003	(0.001)
Change in unrealized gain (loss)	0.017	-
Net asset value at end of period	$0.278	$0.276
Total return based on net asset value (2)	7.8%	(0.4)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$33,541,899	$33,212,286
Average net assets	$31,093,603	$33,374,930
Ratio of net operating expenses to average net assets (3)	5.4%	6.9%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.5%	5.9%
Ratio of net investment income (loss) to average net assets (3)	4.1%	(1.8)%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	4.1%	(1.8)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	31.9%	(2.0)%
Portfolio Turnover	0.0%	0.0%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.266	$0.286
Net investment income (loss)	0.005	(0.003)
Change in unrealized gain (loss)	0.007	(0.007)
Net asset value at end of period	$0.278	$0.276
Total return based on net asset value (2)	4.5%	(3.5)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$33,541,899	$33,212,286
Average net assets	$31,580,179	$33,914,871
Ratio of net operating expenses to average net assets (3)	5.4%	6.8%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.4%	5.8%
Ratio of net investment income (loss) to average net assets (3)	3.8%	(2.8)%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	3.8%	(2.8)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	9.3%	(7.5)%
Portfolio Turnover	0.00	0.00%

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per Share Data (1):
Net asset value at beginning of period	$0.286	$0.187	$0.276	$0.345	$0.344
Net investment income (loss)	(0.006)	(0.007)	(0.005)	(0.009)	0.009
Change in unrealized gain (loss)	0.025	0.106	(0.022)	(0.060)	(0.007)
Realized gain (loss)	0.036	-	(0.062)	-	(0.001)
Dividend distribution	(0.075)	-	-	-	-
Net asset value at end of period	$0.266	$0.286	$0.187	$0.276	$0.345
Total return based on net asset value (2)	(7.0)%	52.9%	(32.60)%	(20.0)%	0.3
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$32,083,462	$34,472,992	$22,479,540	$33,280,329	$41,554,951
Average net assets	$35,317,720	$29,126,862	$25,276,013	$38,504,249	$41,416,562
Total operating expenses to average net assets	6.6%	6.0%	6.2%	5.8%	5.4%
Net operating expenses to average net assets	6.6%	6.0%	6.2%	5.8%	5.4%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	5.6%	5.1%	5.2%	4.9%	4.3%

Net investment income (loss) to average net assets	(2.2)%	(3.0)%	(2.7)%	(2.8)%	2.5%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(2.3)%	(3.0)%	(3.0)%	(2.8)%	2.5%

Net increase (decrease) in net assets resulting from operations to average net assets	18.8%	41.2%	(42.7)%	(21.5)%	0.4%
Portfolio Turnover	32.3%	0.4%	0.4%	0.7%	0.5%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of June 30, 2023. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

On January 1, 2022, the Company amended and finalized proofs of claim in the U.S. Bankruptcy Court for the Northern District of Texas, as it has been discovered that Natin Paul had transferred the properties from the GVS Defendants and to the debtor entities, which are GVS affiliates that filed bankruptcy. On March 21, 2022, the bankruptcy court reserved $15 million for our claim. On April 27, 2022, the Company filed an adversary proceeding in the bankruptcy court to recover amounts owed to the Company.

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

June 30, 2023

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

The Company has determined that Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered significant subsidiaries at June 30, 2023 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Six months Ended June 30, 2023	Six months Ended June 30, 2022	Six months Ended June 30, 2023	Six months Ended June 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$8,345	$9,186	$4,133	$5,175
Gross Profit	$5,899	$6,310	$971	$990
Net Income (Loss)	$258	$1,924	$1,745	$(441)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ending June 30, 2023 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2022 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2023.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at June 30, 2023	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2022	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2023
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,656,647	$-	$-	-	$1,548,225	$5,204,872
Unsecured loan Consolidated BL Note 6.33% due 12/31/2023	$1,381,586	43,368	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	184,999	-	-	-	(10,453)	174,546
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,698,329	-	-	-	(91,357)	1,606,972
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018	$6,352,944	381,344	10,708,968	-	-	-	(179,304)	10,529,664
Revolving Loan, 8% PIK, due 12/31/2023	$2,251,000	90,540	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$515,252	$18,499,943	$-	$-	$-	$1,267,111	$19,767,054

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.

(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of June 30, 2023 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At June 30, 2023, the Company had investments in 6 portfolio companies. The total cost and fair value of the total investments were approximately $39.3 million and $31.5 million, respectively. The composition of our investments by asset class as of June 30, 2023 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$10,120,088	$12,955,210	41.19%
Second Lien Loans	11,272,500	11,954,872	38.01
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	6,543,192	20.80
Total Portfolio Investments	$39,258,063	$31,453,274	100.0%

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

At June 30, 2023, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 11.71% of which approximately 10.09% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2022, our weighted average yield based upon cost of our portfolio investments was approximately 10.16% of which approximately 10.16% is current cash interest.

At June 30, 2023 and December 31, 2022, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

●	On May 30, 2023 the Company amended its second lien loan to Performance Alloys, LLC to extend the maturity date to December 31, 2026 and to increase its interest rate on the second lien loan to 14.0% effective June 1, 2023. Performance Alloys, LLC has the right and elected to PIK up 4.0% of the monthly interest. The Company also received a $50,000 amendment fee.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023			As of December 31, 2022
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	6,750,000	27.10	1	7,320,000	30.34	1
3	12,780,664	51.31	1	12,959,968	53.73	1
4	5,204,872	20.89	1	3,656,647	15.16	1
5	174,546	0.70	1	184,999	0.77	1
	$24,910,082	100.00%	4	$24,121,614	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2023 and as of December 31, 2022, we had 3 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022

	Three Months Ended June 30, 2023 (unaudited)		Three Months Ended June 30, 2022 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$738,594	$0.006	$419,777	0.003
Other income	1,461	0.000	6,022	0.000
Total investment income	740,055	0.006	425,799	0.003

Operating expenses
Management fees	74,239	0.001	83,369	0.001
Administration fees	102,631	0.001	101,643	0.001
Audit fees	20,800	0.000	21,320	0.000
Tax preparation fee	-	0.000	6,560	0.000
Legal fees	76,987	0.001	226,228	0.002
Valuation fees	22,500	0.000	33,000	0.000
Directors’ fees	38,625	0.000	38,625	0.000
Insurance expense	38,528	0.000	47,096	0.000
Interest expense	-	0.000	2,325	0.000
Other general and administrative expenses	45,508	0.000	18,078	0.000
Total net operating expenses	419,818	0.003	578,244	0.004

Net investment income (loss) before tax	320,237	0.003	(152,445)	(0.001)
Income tax expense	5,456	0.000	456	0.000
Net investment income (loss) after tax	$314,781	$0.003	$(152,901)	(0.001)
Net change in unrealized gain (loss)	$2,160,718	$0.018	$(11,550)	0.000
Net increase (decrease) in net assets resulting from operations	$2,475,499	$0.021	$(164,451)	(0.001)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended June 30, 2023 and June 30, 2022, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $22,500 and $0 for the three months ended June 30, 2023 and 2022, respectively.

Operating Expenses

Total net operating expenses decreased from $578,244 for the three months ended June 30, 2022 to $419,818 for the three months ended June 30, 2023. The decrease is primarily due to a decrease in legal fees, management fees, valuation fees and insurance expense for the three months ended June 30, 2023.

Total operating expenses per share decreased from $0.004 per share for the three months ended June 30, 2022 to $0.003 per share for the three months ended June 30, 2023.

Net Investment Income (Loss) after tax

Net investment income (loss) (after tax) increased from a loss of $(152,901) for the three months ended June 30, 2022 to income of $314,781 for the three months ended June 30, 2023. This increase in income was primarily due to a decrease in expenses as explained above, which was offset by an increase in investment income.

Net investment income (loss) (after tax) per share increased from $(0.001) to $0.003 for the three months ended June 30, 2022 and 2023, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2023 and 2022, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a gain of $2,160,718 for the three months ended June 30, 2023 primarily in connection by gains of $1,820,058, and $589,808 on Advantis Certified Staffing Solutions, Inc. and Rockfish Seafood Grill, Inc., respectively.

Net change in unrealized gain (loss) on investments totaled a loss of $(11,550) for the three months ended June 30, 2022 primarily in connection with losses of $2,514,514 and $235,373 from Rockfish Seafood Grill, Inc. and Rockfish Holdings, LLC., which were partially offset by gains of $2,324,636 and $531,036 on Performance Alloys, LLC and Great Value Storage, LLC.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

	Six Months Ended June 30, 2023 (unaudited)		Six Months Ended June 30, 2022 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$1,447,127	$0.012	$655,111	0.006
Other income	1,662	0.000	11,970	0.000
Total investment income	1,448,789	0.012	667,081	0.006

Operating expenses
Management fees	162,204	0.001	164,381	0.001
Administration fees	205,262	0.002	203,286	0.002
Audit fees	81,536	0.001	107,556	0.001
Tax preparation fee	-	0.000	11,550	0.000
Legal fees	111,290	0.001	370,311	0.003
Valuation fees	45,000	0.000	66,000	0.000
Directors’ fees	77,250	0.000	77,250	0.001
Insurance expense	84,800	0.001	89,004	0.001
Interest expense	207	0.000	2,325	0.000
Other general and administrative expenses	84,033	0.001	44,888	0.000
Total net operating expenses	851,582	0.007	1,136,551	0.009

Net investment income (loss) before tax	597,207	0.005	(469,470)	(0.003)
Income tax expense	5,456	0.000	456	0.000
Net investment income (loss) after tax	$591,751	$0.005	$(469,926)	(0.003)
Net change in unrealized gain (loss)	$866,686	$0.007	$(790,780)	(0.007)
Net increase (decrease) in net assets resulting from operations	$1,458,437	$0.012	$(1,260,706)	(0.010)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the six months ended June 30, 2023 and June 30, 2022, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $22,500 and $0 for the six months ended June 30, 2023 and 2022, respectively.

Operating Expenses

Total net operating expenses decreased from $1,136,551 for the six months ended June 30, 2022 to $851,582 for the six months ended June 30, 2023. The decrease is primarily due to a decrease in legal fees, valuation fees and audit fees for the six months ended June 30, 2023.

Total operating expenses per share decreased from $0.009 per share for the six months ended June 30, 2022 to $0.007 per share for the six months ended June 30, 2023.

Net Investment Income (Loss) after tax

Net investment income (loss) (after tax) increased from a loss of $(469,926) for the six months ended June 30, 2022 to income of $591,751 for the six months ended June 30, 2023. This increase in income was primarily due to a decrease in expenses as explained above, which was offset by an increase in investment income.

Net investment income (loss) (after tax) per share increased from $(0.003) to $0.005 for the six months ended June 30, 2022 and 2023, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the six months ended June 30, 2023 and 2022, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a gain of $866,686 for the six months ended June 30, 2023 primarily due to a gain of $1,548,225 on Advantis Certified Staffing Solutions, Inc. which was offset by losses of $400,425 and $179,304 on Performance Alloys, LLC and Rockfish Seafood Grill, Inc., respectively.

Net change in unrealized gain (loss) on investments totaled a loss of $(790,780) for the six months ended June 30, 2022 primarily in connection with losses of $2,672,881, $1,725,445, and $158,159 on Rockfish Seafood Grill, Inc., Rockfish Holdings, and Dominion Medical Management which were partially offset by gains of $3,600,138 and $219,972 on Performance Alloys, LLC and Great Value Storage, LLC.

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

As of June 30, 2023, we had $1,874,111 in cash and cash equivalents and $41,278 in restricted cash, and our net assets totaled $33,541,899. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of June 30, 2023, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

We have entered into one contract under which we have material future commitments, the House Hanover Investment Advisory Agreement, pursuant to which House Hanover serves as our investment advisor. Payments under the House Hanover Investment Advisory Agreement in future periods will be equal to a percentage of the value of our net assets.

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

Distributions

For the six months ended June 30, 2023 and 2022, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended June 30, 2023 and June 30, 2022 were $74,239 and $83,369, respectively. Management fees earned by House Hanover for the six months ended June 30, 2023 and June 30, 2022 were $162,204 and $164,381, respectively.

As of June 30, 2023 and December 31, 2022, management fees of $74,239 and $91,934, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $64,875, and $67,500 for the three months ended June 30, 2023 and 2022, respectively, as shown on the Statements of Operations under administration fees. Administration fees were $129,750, and $135,000 for the six months ended June 30, 2023 and 2022, respectively, as shown on the Statements of Operations under administration fees. As of June 30, 2023 and December 31, 2022 there were $64,875 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

Critical Accounting Estimates

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

Recent Developments

Subsequent to the quarter ending June 30, 2023 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of June 30, 2023, all of our debt investments are fixed rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2023), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2023, there were no material legal proceedings against the Company or any of its officers or directors.

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

Dated: August 10, 2023	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 10, 2023	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)