Form 10-Q
period 2023-09-30
PRINCETON CAPITAL CORP
filed 2023-11-09
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 9, 2023 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2023 (unaudited)	December 31, 2022

ASSETS
Control investments at fair value (cost of $27,353,273 and $27,353,273, respectively)	$19,012,050	$18,499,943
Non-control/non-affiliate investments at fair value (cost of $11,975,431 and $11,882,290, respectively)	11,569,913	12,064,145
Total investments at fair value (cost of $39,328,704 and $39,235,563, respectively)	30,581,963	30,564,088
Cash and cash equivalents	1,829,368	1,525,723
Restricted cash	41,610	40,823
Due from portfolio companies	26,592	26,342
Interest receivable, net of allowance for bad debt of $16,549 and $16,549, respectively	515,687	293,621
Taxes receivable	3,918	-
Prepaid expenses	80,503	35,552
Total assets	33,079,641	32,486,149

LIABILITIES
Accrued management fees	76,453	91,934
Accounts payable	129,048	180,096
Due to affiliates(1)	64,875	64,875
Deferred fee income	45,349	-
Tax expense payable	4,092	-
Accrued expenses and other liabilities	1,125	65,782
Total liabilities	320,942	402,687

Net assets	$32,758,699	$32,083,462

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at September 30, 2023 and December 31, 2022)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(32,230,671)	(32,905,908)
Total net assets	$32,758,699	$32,083,462
Net asset value per share	$0.272	$0.266

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 6 of the Notes to Financial Statements.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$172,500	$172,500	$1,081,875	$511,875
Interest income paid-in kind-from non-control/non-affiliate investments	70,641	-	93,141	-
Interest income from control investments	266,292	254,679	781,544	570,415
Other income from non-control/non-affiliate investments	3,488	6,064	4,651	17,996
Other income from non-investment sources	357	17	856	55
Total investment income	513,278	433,260	1,962,067	1,100,341

OPERATING EXPENSES
Management fees	76,453	83,014	238,657	247,395
Administration fees	104,915	105,257	310,177	308,543
Audit fees	20,800	21,320	102,336	128,876
Tax preparation fees	-	1,570	-	13,120
Legal fees	37,501	342,598	148,791	712,909
Valuation fees	22,500	28,500	67,500	94,500
Directors’ fees	38,625	38,625	115,875	115,875
Insurance expense	33,196	47,654	117,996	136,658
Interest expense	-	1,638	207	3,963
Other general and administrative expenses	20,362	35,740	104,395	80,628
Total operating expenses	354,352	705,916	1,205,934	1,842,467

Net investment income (loss) before tax	158,926	(272,656)	756,133	(742,126)
Income tax expense	174	-	5,630	456
Net investment income (loss) after taxes	158,752	(272,656)	750,503	(742,582)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(186,948)	7,295,672	(587,373)	11,115,782
Control investments	(755,004)	(39,925)	512,107	(4,650,815)
Net change in unrealized gain (loss) on investments	(941,952)	7,255,747	(75,266)	6,464,967
Net increase (decrease) in net assets resulting from operations	$(783,200)	$6,983,091	$675,237	$5,722,385

Net investment income (loss) per share
Basic	$0.001	$(0.002)	$0.006	$(0.006)
Diluted	$0.001	$(0.002)	$0.006	$(0.006)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.007)	$0.058	$0.006	$0.047
Diluted	$(0.007)	$0.058	$0.006	$0.047
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Nine months ended September 30,
	2023	2022
Net assets at beginning of year	$32,083,462	$34,472,992

Decrease in net assets resulting from operations:
Net investment income (loss)	276,970	(317,025)
Net change in unrealized loss on investments	(1,294,032)	(779,230)
Net decrease in net assets resulting from operations	(1,017,062)	(1,096,255)

Total decrease in net assets	(1,017,062)	(1,096,255)
Net assets at March 31	31,066,400	33,376,737

Increase (decrease) in net assets resulting from operations
Net investment income (loss)	314,781	(152,901)
Net change in unrealized gain (loss) on investments	2,160,718	(11,550)
Net increase (decrease) in net assets resulting from operations	2,475,499	(164,451)

Total increase (decrease) in net assets	2,475,499	(164,451)
Net assets at June 30	33,541,899	33,212,286

Increase (decrease) in net assets resulting from operations
Net investment income (loss)	158,752	(272,656)
Net change in unrealized gain (loss) on investments	(941,952)	7,255,747
Net increase (decrease) in net assets resulting from operations	(783,200)	6,983,091

Total increase (decrease) in net assets	(783,200)	6,983,091
Net assets at September 30	$32,758,699	$40,195,377

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$675,237	$5,722,385
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	75,266	(6,464,967)
Increase in investments due to PIK	(93,141)	-
Changes in operating assets and liabilities:
Due from portfolio companies	(250)	(4,144)
Interest receivable	(222,066)	(206,783)
Prepaid expenses	(44,951)	(52,403)
Taxes receivable	(3,918)	750
Accrued management fees	(15,481)	250,411
Accounts payable	(51,048)	161,228
Due to affiliates	-	199,484
Tax expense payable	4,092	-
Deferred fee income	45,349	(17,996)
Accrued expenses and other liabilities	(64,657)	76,237
Net cash provided by (used in) operating activities	304,432	(335,798)

Net increase (decrease) in cash and restricted cash	304,432	(335,798)
Cash, cash equivalents and restricted cash at beginning of period	1,566,546	564,401
Cash, cash equivalents and restricted cash at end of period	$1,870,978	$228,603

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$207	$3,963
Income tax paid	$1,538	$456

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2023

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,916,273	15.01%
Unsecured loan 6.33%, due 12/31/2023 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				6,331,585	4,916,273	15.01%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6.0% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	174,022	0.53%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	174,022	0.53%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,592,186	4.86%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8.0% Cash, 6.0% PIK, due 3/31/2018 (3) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	10,078,569	30.77%
Revolving Loan, 8.0% Cash, due 12/31/2023(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	6.87%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	12,329,569	37.64%
Total control investments				27,353,273	19,012,050	58.04%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10.0% Cash, 4.0% PIK, due 12/31/2026 (3) (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,843,141	$6,843,141	$6,843,141	20.89%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	4,725,572	14.43%
Total				11,974,231	11,568,713	35.32%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2023

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)

Rampart Detection Systems, Ltd.	British Columbia, Canada
Common Stock Shares (4) (5)	Security	3/13/2015	600,000	1,200	1,200	-%
Total non-control/non-affiliate investments				11,975,431	11,569,913	35.32%
Total Portfolio Investments				39,328,704	30,581,963	93.36%

Total Investments				$39,328,704	$30,581,963	93.36%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	The investment in Rampart Detection Systems, Ltd does not represent a “qualifying asset” under Section 55(a) of the 1940 Act as the principal place of business is in British Columbia, Canada. As of September 30, 2023, less than 1% of the total fair value of investments represents non-qualifying assets.

(5)	Investment is non-income producing as of September 30, 2023.

(6)	Represents an illiquid investment. At September 30, 2023, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.

(7)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2023

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of September 30, 2023.

	September 30, 2023
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$30,580,763	93.36%
Canada	1,200	-
Total	$30,581,963	93.36%

	September 30, 2023
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$12,329,569	37.64%
Nickel Pipe, Fittings and Flanges	11,568,713	35.32
Staffing	4,916,273	15.01
Energy Services	1,592,186	4.86
Medical Business Services	174,022	0.53
Security	1,200	0.00
Total	$30,581,963	93.36%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2022

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,656,647	11.40%
Unsecured loan 6.33%, due 12/31/2023 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				6,331,585	3,656,647	11.40%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6.0% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	184,999	0.58%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	184,999	0.58%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,698,329	5.29%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8.0% Cash, 6.0% PIK, due 3/31/2018 (3) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	10,708,968	33.38%
Revolving Loan, 8.0% Cash, due 12/31/2023(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	7.01%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	12,959,968	40.39%
Total control investments				27,353,273	18,499,943	57.66%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10.0% Cash, due 12/31/2023 (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	$6,750,000	$7,320,000	22.82%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	4,742,945	14.78%
Total				11,881,090	12,062,945	37.60%

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

September 30, 2023

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of September 30, 2023 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three and nine months ended September 30, 2023 may not be indicative of the results ultimately achieved for the year ended December 31, 2023 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2023, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2022, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

September 30, 2023

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of September 30, 2023, there were no changes in the valuation technique for the Company’s investments from the prior quarter.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

September 30, 2023

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

The following table provides a reconciliation of cash and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:
	September 30,	December 31,
	2023	2022
Cash and Cash Equivalents	$1,829,368	$1,525,723
Restricted Cash	41,610	40,823
Total Cash, Cash Equivalents and Restricted Cash	$1,870,978	$1,566,546

As of September 30, 2023 and December 31, 2022, restricted cash consisted of cash held for deposit with law firms that represented the Company in its litigation with Great Value Storage, LLC.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of September 30, 2023 and December 31, 2022, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources, can include loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $3,488 and $6,064 for the three months ended September 30, 2023, and 2022, respectively. Income from such sources was $4,651 and $17,996 for the nine months ended September 30, 2023, and 2022, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $357 and $17 for the three months ended September 30, 2023 and 2022, respectively. Income from such sources was $856 and $55 for the nine months ended September 30, 2023 and 2022, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and nine months ended September 30, 2023, PIK interest was $70,641 and $93,141, respectively. For the three and nine months ended September 30, 2022, PIK interest was $0 and $0, respectively.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Legal Fees

Legal fees invoiced to the Company for the three and nine months ended September 30, 2023 and 2022, were incurred in the normal operating course of business and are included in legal fees on the Statement of Operations.

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company for the nine months ended September 30, 2023 and 2022 were $4,631 and $485,370, respectively. These amounts are for fees incurred to recover our judgment and were expensed to Legal fees on the Statements of Operations.

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

For the nine months ended September 30, 2023 and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

For the nine months ended September 30, 2022 no dividends were declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and nine months ended September 30, 2023 and 2022, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has evaluated and will continue to evaluate the impact of the adoption of ASU 2022-02 on its consolidated financial statement and disclosures. Presently, the adoption of ASU2022-02 has no impact on the Company’s financial statements and disclosures.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has evaluated and will continue to evaluate the impact the adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material. Presently, the adoption of this new accounting standard has no impact on the Company’s financial statements.

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(783,200)	$6,983,091	$675,237	$5,722,385
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.007)	$0.058	$0.006	$0.047
Diluted	$(0.007)	$0.058	$0.006	$0.047

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2023 and December 31, 2022, respectively:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$12,503,591	$12,503,591
Second Lien Loans	-	-	11,759,414	11,759,414
Equity	-	-	6,318,958	6,318,958
Total Portfolio Investments	-	-	30,581,963	30,581,963
Total Investments	$-	$-	$30,581,963	$30,581,963

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$13,144,967	$13,144,967
Second Lien Loans	-	-	10,976,647	10,976,647
Equity	-	-	6,442,474	6,442,474
Total Portfolio Investments	-	-	30,564,088	30,564,088
Total Investments	$-	$-	$30,564,088	$30,564,088

During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 or Level 3. During the year ended December 31, 2022, the Company’s investment in Dominion Medical Management, Inc. changed from a second lien loan to a first lien loan.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2023 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$13,144,967	$10,976,647	$-	$6,442,474	$30,564,088
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	-	-	-	-	-
Payment-in-kind interest	-	93,141	-	-	93,141
Change in unrealized gain (loss) on investments	(641,376)	689,626	-	(123,516)	(75,266)
Fair value at end of period	$12,503,591	$11,759,414	$-	$6,318,958	$30,581,963
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2023	$(641,376)	$689,626	$-	$(123,516)	$(75,266)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2022 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$19,400,200	$11,435,134	$-	$3,471,758	$34,307,092
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	(11,168,883)	-	-	-	(11,168,883)
Payment-in-kind interest	-	-	-	-	-
Realized gain (loss) on investments	4,368,297	-	-	-	4,368,297
Change in unrealized gain (loss) on investments	387,194	(300,328)	-	2,970,716	3,057,582
Transfers in/(out)	158,159	(158,159)	-	-	-
Fair value at end of year	$13,144,967	$10,976,647	$-	$6,442,474	$30,564,088
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2022	$(1,400,513)	$(458,487)	$-	$2,970,716	$1,111,716

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2023:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$12,329,569	Enterprise Value Coverage	EV / Store level EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$1,400,000-$1,600,000 ($1,500,000)
Total	12,329,569

Second Lien Loans	11,759,414	Enterprise Value Coverage	EV / LTM Revenue	0.38x-0.43x (0.40x)
			EV / PF EBITDA	5.25x-6.25x (5.75x)
Total	11,759,414

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.38x-0.43x (0.40x)
Total	-

Equity	4,725,572	Enterprise Value Coverage	EV / LTM Revenue	0.38x-0.43x (0.40x)
			EV / PF EBITDA	5.25x-6.25x (5.75x)
			EV / Store level EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$1,400,000-$1,600,000 ($1,500,000)
	1,592,186	Appraisal Value Coverage	Cost Approach	$1,413,000-$1,727,000 ($1,570,000)
			Sales Comparison Approach	$1,458,000-$1,782,000 ($1,620,000)
Total	6,317,758
Total Level 3 Investments	$30,406,741

(1)	There were no changes in the valuation technique for the Company’s investments from the prior quarter.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

One of the Company’s remaining Level 3 investments, valued at $1,200, has been valued using unadjusted third party transactions.  The other remaining Level 3 investment, valued at $174,022, was an investment in a portfolio company that ceased operations in the 2nd quarter of 2022. This value consisted of an estimate of remaining cash available to distribute to priority lienholders. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of September 30, 2023.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2022:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$12,959,968	Enterprise Value Coverage	EV / Store level EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$1,450,000-$1,650,000 ($1,550,000)
Total	12,959,968

Second Lien Loans	10,976,647	Enterprise Value Coverage	EV / LTM Revenue	0.39x-0.44x (0.42x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
Total	10,976,647

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.39x-0.44x (0.42x)
Total	-

Equity	4,742,945	Enterprise Value Coverage	EV / LTM Revenue	0.39x-0.44x (0.42x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
			EV / Store level EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$1,450,000-$1,650,000 ($1,550,000)
	1,698,329	Appraisal Value Coverage	Cost Approach	$1,449,000-$1,771,000 ($1,610,000)
			Sales Comparison Approach	$1,431,000-$1,749,000 ($1,590,000)
Total	6,441,274
Total Level 3 Investments	$30,377,889

(1)	There were no changes in the valuation technique for the Company’s investments from the prior quarter.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

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

As of September 30, 2023 and December 31, 2022, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

September 30, 2023

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

Management fees earned by House Hanover for the three months ended September 30, 2023 and 2022 were $76,453 and $83,014, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2023 and 2022 were $238,657 and $247,395, respectively.

As of September 30, 2023 and December 31, 2022, management fees of $76,453 and $91,934 respectively, were payable to House Hanover.

Incentive Fee

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

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

September 30, 2023

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

On January 1, 2018, Princeton Capital Corporation directly entered into a service agreement with SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to the Company. In exchange for providing services, the Company pays the Sub-Administrator an asset-based fee with a $160,158 annual minimum as adjusted for any reimbursement of expenses. This annual minimum was amended in the service agreement on April 20, 2019 and increased on July 1, 2020, July 1, 2021, July 1, 2022 and again on July 1, 2023 by the US Consumer Price Index – All Urban Consumers per the service agreement. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $64,875 and fees to the Sub-Administrator were $40,040 for the three months ended September 30, 2023, as shown on the Statements of Operations under administration fees. Administration fees were $194,625 and fees to the Sub-Administrator were $115,552 for the nine months ended September 30, 2023, as shown on the Statements of Operations under administration fees.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Administration fees were $67,500 and fees to the Sub-Administrator were $37,757 for the three months ended September 30, 2022, as shown on the Statements of Operations under administration fees. Administration fees were $202,500 and fees to the Sub-Administrator were $106,043 for the nine months ended September 30, 2022, as shown on the Statements of Operations under administration fees.

As of September 30, 2023 and December 31, 2022, administration fees of $64,875 and $64,875, respectively, were payable to House Hanover and are recorded as Due to affiliates on the Statements of Assets and Liabilities.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2023, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.278	$0.276
Net investment income (loss)	0.001	(0.002)
Change in unrealized gain (loss)	(0.007)	0.060
Net asset value at end of period	$0.272	$0.334
Total return based on net asset value (2)	(2.2)%	21.0%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$32,758,699	$40,195,377
Average net assets	$33,533,386	$33,288,189
Ratio of net operating expenses to average net assets (3)	4.2%	8.4%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	3.3%	7.4%
Ratio of net investment income (loss) to average net assets (3)	1.9%	(3.2)%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	1.9%	(3.2)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	(9.3)%	83.2%
Portfolio Turnover	0.0%	0.0%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.266	$0.286
Net investment income (loss)	0.006	(0.006)
Change in unrealized gain (loss)	-	0.054
Net asset value at end of period	$0.272	$0.334
Total return based on net asset value (2)	2.3%	16.8%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$32,758,699	$40,195,377
Average net assets	$32,238,403	$33,703,681
Ratio of net operating expenses to average net assets (3)	5.0%	7.3%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.0%	6.3%
Ratio of net investment income (loss) to average net assets (3)	3.1%	(2.9)%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	3.1%	(2.9)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	2.8%	22.7%
Portfolio Turnover	0.00%	0.0%

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per Share Data (1):
Net asset value at beginning of period	$0.286	$0.187	$0.276	$0.345	$0.344
Net investment income (loss)	(0.006)	(0.007)	(0.005)	(0.009)	0.009
Change in unrealized gain (loss)	0.025	0.106	(0.022)	(0.060)	(0.007)
Realized gain (loss)	0.036	-	(0.062)	-	(0.001)
Dividend distribution	(0.075)	-	-	-	-
Net asset value at end of period	$0.266	$0.286	$0.187	$0.276	$0.345
Total return based on net asset value (2)	(7.0)%	52.9%	(32.60)%	(20.0)%	0.3
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$32,083,462	$34,472,992	$22,479,540	$33,280,329	$41,554,951
Average net assets	$35,317,720	$29,126,862	$25,276,013	$38,504,249	$41,416,562
Total operating expenses to average net assets	6.6%	6.0%	6.2%	5.8%	5.4%
Net operating expenses to average net assets	6.6%	6.0%	6.2%	5.8%	5.4%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	5.6%	5.1%	5.2%	4.9%	4.3%

Net investment income (loss) to average net assets	(2.2)%	(3.0)%	(2.7)%	(2.8)%	2.5%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(2.3)%	(3.0)%	(3.0)%	(2.8)%	2.5%

Net increase (decrease) in net assets resulting from operations to average net assets	18.8%	41.2%	(42.7)%	(21.5)%	0.4%
Portfolio Turnover	32.3%	0.4%	0.4%	0.7%	0.5%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2023. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

September 30, 2023

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

The Company has determined that Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at September 30, 2023 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Nine months Ended September 30, 2023	Nine months Ended September 30, 2022	Nine months Ended September 30, 2023	Nine months Ended September 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$11,940	$13,091	$5,820	$6,967
Gross Profit	$8,479	$9,031	$1,356	$1,344
Net Income (Loss)	$(227)	$384	$1,418	$(788)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ending September 30, 2023 and through the date of this filing, there was no portfolio activity or other events to report.

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2022 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2023.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2023	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2022	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2023
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,656,647	$-	$-	-	$1,259,626	$4,916,273
Unsecured loan Consolidated BL Note 6.33% due 12/31/2023	$1,381,586	65,411	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	184,999	-	-	-	(10,977)	174,022
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,698,329	-	-	-	(106,143)	1,592,186
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018	$6,352,944	579,572	10,708,968	-	-	-	(630,399)	10,078,569
Revolving Loan, 8% PIK, due 12/31/2023	$2,251,000	136,561	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$781,544	$18,499,943	$-	$-	$-	$512,107	$19,012,050

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.

(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2021 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2022.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2022	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2021	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2022
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$4,441,765	$-	$-	-	$(397,721)	$4,044,044
Unsecured loan Consolidated BL Note 6.33% due 12/31/2022	$1,381,586	65,411	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	158,159	-	-	-	48,654	206,813
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,745,113	-	-	-	(19,066)	1,726,047
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018	$6,352,944	413,463	12,294,480	-	-	-	(2,557,237)	9,737,243
Revolving Loan, 8% PIK, due 12/31/2022	$2,251,000	91,541	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	172,549	-	-	-	(172,549)	-
Membership Interest – Class A (3)	99.997%	-	1,552,896	-	-	-	(1,552,896)	-
Total Control Investments		$570,415	$22,615,962	$-	$-	$-	$(4,650,815)	$17,965,147

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of September 30, 2023 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At September 30, 2023, the Company had investments in 6 portfolio companies. The total cost and fair value of the total investments were approximately $39.3 million and $30.6 million, respectively. The composition of our investments by asset class as of September 30, 2023 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$10,120,088	$12,503,591	40.89%
Second Lien Loans	11,343,141	11,759,414	38.45
Unsecured Loans	1,381,586	-	-
Equity	16,483,889	6,318,958	20.66
Total Portfolio Investments	$39,328,704	$30,581,963	100.0%

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

At September 30, 2023, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 11.85% of which approximately 10.23% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2022, our weighted average yield based upon cost of our portfolio investments was approximately 10.16% of which approximately 10.16% is current cash interest.

At September 30, 2023 and December 31, 2022, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the nine months ended September 30, 2023 are as follows:

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

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023			As of December 31, 2022
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	6,843,141	28.20	1	7,320,000	30.34	1
3	12,329,569	50.82	1	12,959,968	53.73	2
4	4,916,273	20.26	1	3,656,647	15.16	1
5	174,022	0.72	1	184,999	0.77	1
	$24,263,005	100.00%	4	$24,121,614	100.00%	5

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2023 and as of December 31, 2022, we had 3 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

	Three Months Ended September 30, 2023 (unaudited)		Three Months Ended September 30, 2022 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$509,433	$0.004	$427,179	$0.004
Other income	3,845	0.000	6,081	0.000
Total investment income	513,278	0.004	433,260	0.004

Operating expenses
Management fees	76,453	0.001	83,014	0.001
Administration fees	104,915	0.001	105,257	0.001
Audit fees	20,800	0.000	21,320	0.000
Tax preparation fee	-	0.000	1,570	0.000
Legal fees	37,501	0.000	342,598	0.003
Valuation fees	22,500	0.000	28,500	0.000
Directors’ fees	38,625	0.001	38,625	0.000
Insurance expense	33,196	0.000	47,654	0.001
Interest expense	-	0.000	1,638	0.000
Other general and administrative expenses	20,362	0.000	35,740	0.000
Total net operating expenses	354,352	0.003	705,916	0.006

Net investment income (loss) before tax	158,926	0.001	(272,656)	(0.002)
Income tax expense	174	0.000	-	-
Net investment income (loss) after tax	$158,752	$0.001	$(272,656)	$(0.002)
Net change in unrealized gain (loss)	$(941,952)	$(0.008)	$7,255,747	$0.060
Net increase (decrease) in net assets resulting from operations	$(783,200)	$(0.007)	$6,983,091	$0.058

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended September 30, 2023 and September 30, 2022, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $70,641 and $0 for the three months ended September 30, 2023 and 2022, respectively.

Operating Expenses

Total net operating expenses decreased from $705,916 for the three months ended September 30, 2022 to $354,352 for the three months ended September 30, 2023. The decrease is primarily due to a decrease in legal fees, management fees, valuation fees and insurance expense for the three months ended September 30, 2023.

Total operating expenses per share decreased from $0.006 per share for the three months ended September 30, 2022 to $0.003 per share for the three months ended September 30, 2023.

Net Investment Income (Loss) after tax

Net investment income (loss) (after tax) increased from a loss of $(272,656) for the three months ended September 30, 2022 to income of $158,752 for the three months ended September 30, 2023. This increase in income was primarily due to a decrease in expenses as explained above, which was offset by an increase in investment income.

Net investment income (loss) (after tax) per share increased from $(0.002) to $0.001 for the three months ended September 30, 2022 and 2023, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2023 and 2022, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(941,952) for the three months ended September 30, 2023 primarily in connection by losses of $(288,599), $(451,095) and $(186,948) on Advantis Certified Staffing Solutions, Inc., Rockfish Seafood Grill, Inc. and Performance Alloys, Inc., respectively.

Net change in unrealized gain (loss) on investments totaled a gain of $7,255,747 for the three months ended September 30,2022 primarily in connection by gains of $997,665 and $6,298,007 on Performance Alloys, LLC and Great Valley Storage, LLC., respectively.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022

	Nine Months Ended September 30, 2023 (unaudited)		Nine Months Ended September 30, 2022 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$1,956,560	$0.016	$1,082,290	0.009
Other income	5,507	0.000	18,051	0.000
Total investment income	1,962,067	0.016	1,100,341	0.009

Operating expenses
Management fees	238,657	0.002	247,395	0.002
Administration fees	310,177	0.002	308,543	0.002
Audit fees	102,336	0.001	128,876	0.001
Tax preparation fee	-	0.000	13,120	0.000
Legal fees	148,791	0.001	712,909	0.006
Valuation fees	67,500	0.001	94,500	0.001
Directors’ fees	115,875	0.001	115,875	0.001
Insurance expense	117,996	0.001	136,658	0.001
Interest expense	207	0.000	3,963	0.000
Other general and administrative expenses	104,395	0.001	80,628	0.001
Total net operating expenses	1,205,934	0.010	1,842,467	0.015

Net investment income (loss) before tax	756,133	0.006	(742,126)	(0.006)
Income tax expense	5,630	0.000	456	0.000
Net investment income (loss) after tax	$750,503	$0.006	$(742,582)	(0.006)
Net change in unrealized gain (loss)	$(75,266)	$(0.000)	$6,464,967	0.054
Net increase (decrease) in net assets resulting from operations	$675,237	$0.006	$5,722,385	0.047

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the nine months ended September 30, 2023 and September 30, 2022, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $93,141 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

Operating Expenses

Total net operating expenses decreased from $1,842,467 for the nine months ended September 30, 2022 to $1,205,934 for the nine months ended September 30, 2023. The decrease is primarily due to a decrease in legal fees, valuation fees and audit fees for the nine months ended September 30, 2023.

Total operating expenses per share decreased from $0.015 per share for the nine months ended September 30, 2022 to $0.010 per share for the nine months ended September 30, 2023.

Net Investment Income (Loss) after tax

Net investment income (loss) (after tax) increased from a loss of $(742,582) for the nine months ended September 30, 2022 to income of $750,503 for the nine months ended September 30, 2023. This increase in income was primarily due to a decrease in expenses as explained above, which was offset by an increase in investment income.

Net investment income (loss) (after tax) per share increased from $(0.006) to $0.006 for the nine months ended September 30, 2022 and 2023, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the nine months ended September 30, 2023 and 2022, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(75,266) for the nine months ended September 30, 2023 primarily due to a gain of $1,259,626 on Advantis Certified Staffing Solutions, Inc. which was offset by losses of $(587,373)and $(630,399) on Performance Alloys, LLC and Rockfish Seafood Grill, Inc., respectively.

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

As of September 30, 2023, we had $1,829,368 in cash and cash equivalents and $41,610 in restricted cash, and our net assets totaled $32,758,699. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of September 30, 2023, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the nine months ended September 30, 2023 and 2022, no dividends have been declared or distributed to stockholders. As disclosed in the Company’s Form 8-K that was filed on October 27, 2022, the Board of Directors has authorized and declared a cash dividend of $0.075 per share of common stock payable on December 1, 2022 to stockholders of record as of the close of business on November 21, 2022.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended September 30, 2023 and September 30, 2022 were $76,453 and $83,014, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2023 and September 30, 2022 were $238,657and $247,395, respectively.

As of September 30, 2023 and December 31, 2022, management fees of $76,453 and $91,934, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $64,875, and $67,500 for the three months ended September 30, 2023 and 2022, respectively, as shown on the Statements of Operations under administration fees. Administration fees were $194,625, and $202,500 for the nine months ended September 30, 2023 and 2022, respectively, as shown on the Statements of Operations under administration fees. As of September 30, 2023 and December 31, 2022 there were $64,875 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

Recent Developments

Subsequent to the quarter ending September 30, 2023 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of September 30, 2023, all of our debt investments are fixed rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2023), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2023, there were no material legal proceedings against the Company or any of its officers or directors.

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

Dated: November 9, 2023	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 9, 2023	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)