Form 10-K
period 2023-12-31
PRINCETON CAPITAL CORP
filed 2024-03-29
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,300,451 based on the closing price of $0.260 per share on the Over the Counter Pink Market on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 29, 2024, there were 120,486,061 shares of common stock, $0.001 par value, issued and outstanding.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of December 31, 2023 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative and the strategic process remains ongoing.

The following discussion describes the Company as of December 31, 2023 as it relates to the financial statements covered by this Annual Report on Form 10-K and as of the latest practicable date for other information about the Company.

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

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2023 and 2022 taxable years.

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

Competition

Our primary competitors in providing financing to small and lower middle-market companies include public and private funds, other BDC’s, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify as a regulated investment company or “RIC”. The Company did not meet the qualifications of a RIC for the 2023 tax year and will be taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Adivsory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party on May 15, 2023.

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

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act. On an annual basis and in general, BDCs intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Code. However, we did not meet the qualifications of a RIC for the 2023 tax year and will be taxed as a corporation under Subchapter C of the Code. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. The 1940 Act contains prohibitions and restrictions relating to transactions between BDC’s and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

As a BDC, we generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Under procedures established by our board of directors, we value investments for which market quotations are readily available at such market quotations. We obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates, although we engage independent valuation providers to review the valuation of each portfolio investment that does not have a readily available market quotation quarterly. Investments purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximate fair value. With respect to unquoted securities, our board of directors values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, which are provided by a nationally recognized independent valuation firm. The Company has engaged a third-party valuation firm to perform its independent valuations of the Company’s Level 3 investments. This valuation firm provides a range of values for selected investments, which is presented to the Valuation Committee to determine the value for each of the selected investments.

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

Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Investment Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Investment Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including, but not limited to, service providers, such as accountants, attorneys, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

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

Risks Relating to our Common Stock

Our share ownership is concentrated.

As of March 29, 2024 the Partnerships beneficially own approximately 95% of our outstanding common stock. As a result, the Partnerships will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of the Partnerships may not always coincide with the interests of our other stockholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

Princeton Capital Corporation (the “Company”) has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of House Hanover, LLC (the “Investment Adviser”) and other third-party service providers. The Investment Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Investment Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Investment Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Investment Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The Company relies on the Investment Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Investment Adviser when identifying and overseeing risks from cybersecurity threats associated with the Company’s use of such entities.

Board Oversight of Cybersecurity Risks

The board of directors of the Company (“Board”) provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Chief Compliance Officer (“CCO”) of the Company, who also serves as Chief Compliance Officer of the Investment Adviser, regarding the overall state of the Investment Adviser’s cybersecurity program, information on the current threat landscape, and briefing on material risks from cybersecurity threats and material cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s Management, including the Company’s CCO, manages the Company’s cybersecurity program, under the supervision of the Company’s Audit Committee. The CCO of the Company oversees the Company’s risk management function generally and relies on the Investment Adviser to assist with assessing and managing material risks from cybersecurity threats. The Company’s CCO has been responsible for this oversight function as CCO to the Company for over 6 years and has worked in the financial services industry for over 25 years, during which time the CCO has gained expertise in assessing and managing risks applicable to the Company.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Investment Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Item 3. LEGAL PROCEEDINGS

As of December 31, 2023, there were no material legal proceedings against the Company or any of its officers or directors.

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

Quarter Ending	Quarterly High	Quarterly Low
December 31, 2023	$0.29	$0.22
September 30, 2023	$0.30	$0.11
June 30, 2023	$0.34	$0.22
March 31, 2023	$0.35	$0.19

December 31, 2022	$0.45	$0.27
September 30, 2022	$0.27	$0.23
June 30, 2022	$0.33	$0.25
March 31, 2022	$0.50	$0.20

December 31, 2021	$0.35	$0.29
September 30, 2021	$0.40	$0.15
June 30, 2021	$0.21	$0.14
March 31, 2021	$0.51	$0.12

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

Holders of record

As of March 27, 2024, there were 40 shareholders of our common stock.

The number of record holders reflects shares held by a broker as one record holder. The underlying shares may be held by one or more beneficial owners.

The Company feels the actual number of common stock holders may be significantly higher as 1,305,083 shares of common stock are held in street name which reflected approximately 1.08% of the outstanding shares of common stock as of March 27, 2024, according to our transfer agent.

Dividends

Our dividends, if any, are determined by our board of directors. The Company was taxed as a C corporation and subject to federal and state corporation income taxes for its 2022 taxable year. The Company did not meet the qualifications of a RIC for the 2023 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. While the Company does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

For each of the fiscal years ended December 31, 2023 and 2021, the Company did not declare any cash dividends on the Company’s common stock.

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

Sale of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2023.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the past five fiscal years. The graph assumes that, on December 31, 2018, a person invested $100 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. Our Company is quoted on the OTC Pink Market and are thus not traded on a public exchange.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material’’ or to be “filed’’ with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During the year ended December 31, 2023, there were no repurchases made by or on behalf of the issuer of shares of equity securities.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of December 31, 2023 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative and the strategic process remains ongoing.

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

On an annual basis and in general, BDCs intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, a BDC must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, BDCs generally will not have to pay corporate-level taxes on any income they distribute to their stockholders. We did not meet the qualifications of a RIC for the 2022 or 2023 tax years and will be taxed as a corporation under Subchapter C of the Code. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved.

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

At December 31, 2023, the Company had investments in 5 portfolio companies. The total cost and fair value of the total investments were approximately $39.4 million and $29.7 million, respectively. The composition of our investments by asset class as of December 31, 2023 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$10,120,088	$12,301,440	41.37%
Second Lien Loans	11,416,339	11,652,480	39.19
Unsecured Loans	1,381,586	-	-
Equity	16,482,689	5,781,033	19.44
Total Portfolio Investments	39,400,702	29,734,953	100.00
Total Investments	$39,400,702	$29,734,953	100.00%

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

At December 31, 2023, our weighted average yield based upon cost of our portfolio investments was approximately 11.86% of which approximately 10.23% is current cash interest. At December 31, 2022, our weighted average yield based upon cost of our portfolio investments was approximately 10.16% of which approximately 10.16% is current cash interest.

At December 31, 2023 and December 31, 2022, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the year ended December 31, 2023 are as follows:

●	On May 30, 2023, the Company amended its second lien loan to Performance Alloys, LLC to extend the maturity date to December 31, 2026 and to increase its interest rate on the second lien loan to 14.0% effective June 1, 2023. Performance Alloys, LLC has the right and elected to PIK up 4.0% of the monthly interest. The Company also received a $50,000 amendment fee.

●	On December 31, 2023, the Company recognized a realized loss on its investment in Rampart Detection Systems, Ltd. (“Rampart”). in the amount of $1,200 due to the continued unresponsiveness from Rampart. Should the Company receive any proceeds from its investment in Rampart at any time in the future, the Company will recognized a realized gain at that time.

●	Effective December 31, 2023, the Company amended the Revolving Promissory Note with Rockfish Seafood Grill, Inc. to extend the maturity date of the note to December 31, 2024.

●	Effective December 31, 2023, the Company amended the Amended, Restated and Consolidated Promissory Note with Advantis Certified Staffing Solutions, Inc. to extend the maturity date of the note to December 31, 2024.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always end up in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023			As of December 31, 2022
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	6,916,339	28.88	1	7,320,000	30.34	1
3	12,128,041	50.63	1	12,959,968	53.73	1
4	4,736,141	19.77	1	3,656,647	15.16	1
5	173,399	0.72	1	184,999	0.77	1
	$23,953,920	100.00%	4	$24,121,614	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2023, we had 3 loans on non-accrual status and as of December 31, 2022, we had 3 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Years Ended December 31, 2023, 2022, and 2021

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$2,471,590	$0.021	$1,512,329	$0.013	$849,731	$0.007
Other income	9,303	0.000	42,314	0.000	24,805	0.000
Total investment income	2,480,893	0.021	1,554,643	0.013	874,536	0.007

Operating expenses
Management fees	317,546	0.003	339,328	0.003	265,340	0.002
Administration fees	415,092	0.003	403,299	0.003	402,110	0.004
Audit Fees	149,136	0.001	202,196	0.002	159,547	0.001
Legal Fees	187,687	0.002	786,720	0.007	349,332	0.003
Valuation fees	90,000	0.001	121,500	0.001	132,000	0.001
Other professional fees	-	0.000	14,170	0.000	19,487	0.000
Directors’ fees	150,000	0.001	150,000	0.001	150,000	0.001
Insurance expense	151,193	0.001	184,311	0.002	160,260	0.002
Interest expense	207	0.000	4,896	0.000	188	0.000
Other general and administrative expenses	138,465	0.001	126,721	0.001	116,058	0.001
Total operating expenses	1,599,326	0.013	2,333,141	0.020	1,754,322	0.015
Total net operating expenses	1,599,326	0.013	2,333,141	0.020	1,754,322	0.015

Net investment income (loss) before tax	881,567	0.007	(778,498)	(0.006)	(879,786)	(0.007)
Income tax expense	64,993	-	456	-	-	-
Net investment income (loss) after tax	816,574	0.007	(778,954)	(0.006)	(879,786)	(0.007)
Net change in unrealized gain (loss)	(994,274)	(0.008)	3,057,582	0.025	12,873,238	0.107
Net realized gain (loss)	(1,200)	-	4,368,297	0.036	-	-
Net increase (decrease) in net assets resulting from operations	$(178,900)	$(0.001)	$6,646,925	$0.055	$11,993,452	$0.100

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061, 120,486,061 and 120,486,061 shares outstanding for the years ended December 31, 2023, 2022, and 2021, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $163,341, $0, and $97,401, for the years ended December 31, 2023, 2022, and 2021, respectively.

Operating Expenses

Total net operating expenses decreased from $2,333,141 for the year ended December 31, 2022 to $1,599,326 for the year ended December 31, 2023. The decrease is primarily due to a decrease in management, audit and legal expense and to a lesser extent insurance and valuation expense. The decrease was minimally offset by an increase in other general and administrative expenses.

Total net operating expenses per share decreased from $0.020 per share for the year ended December 31, 2022 to $0.013 per share for the year ended December 31, 2023.

Total net operating expenses increased from $1,754,322 for the year ended December 31, 2021 to $2,333,141 for the year ended December 31, 2022. The increase is primarily due to an increase in management, audit and legal expense, and to a lesser extent, insurance and other general and administrative expenses. The increase was minimally offset by an decrease in valuation fees.

Total net operating expenses per share increased from $0.015 per share for the year ended December 31, 2021 to $0.020 per share for the year ended December 31, 2022

Net Investment Income (Loss)

Net investment income (loss) (after tax) increased from $(778,954) for the year ended December 31, 2022 to $ 816,574 for the year ended December 31, 2023. This increase is primarily due to an increase in interest income for the year ended December 31, 2023 that was greater than the decreases in management, audit, legal, insurance and valuation expenses.

Net investment income (loss) (after tax) per share increased from $(0.006) per share for the year ended December 31, 2022 to $0.007 per share for the year ended December 31, 2023.

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

For the year ended December 31, 2023, we recognized ($1,200) net realized loss.

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

Net change in unrealized gain (loss) on investments totaled a loss of $(994,274) for the year ended December 31, 2023 primarily in connection with unrealized losses of $1,075,753 and $831,927 on Performance Alloys, Inc. and Rockfish Holdings, LLC, respectively, and partially offset by unrealized gains of $(1,079,494) on Advantis Certified Staffing Solutions, Inc.

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

As of December 31, 2023, we had $1,979,659 in cash and restricted cash, and our net assets totaled $31,963,643. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of December 31, 2023, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the fiscal year ended December 31, 2023, no dividends were declared or distributed to stockholders.

For the fiscal year ended December 31, 2022, the Company declared and paid a cash dividend of $0.075 per share of common stock on or about December 1, 2022 to stockholders of record as of the close of business on November 21, 2022.

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. The Company did not meet the requirements to qualify as a RIC for the 2023 and 2022 tax years and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. While the Company does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

Related Party Transactions

Management Fees

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2023 2022 and 2021 were $317,546, $339,328 and $265,340, respectively. As of December 31, 2023 and 2022, management fees of $78,889 and $91,934, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $259,500, $259,500 and $270,000 for the years ended December 31, 2023, 2022 and 2021, respectively, as shown on the Statements of Operations under administration fees. As of December 31, 2023 and 2022, there were $64,875 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

Recent Developments

Portfolio Activity

●	Subsequent to the year ending December 31, 2023 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of December 31, 2023, all of our debt investments are fixed rate.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Princeton Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying Statements of Assets and Liabilities of Princeton Capital Corporation (the “Company”), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2023 and 2022, by correspondence with the portfolio companies and custodians, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value of Investments

As discussed in Note 5 to the financial statements, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions as there is no readily available market value. As of December 31, 2023, total investments at fair value were $29,734,953.

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

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

March 29, 2024

PCAOB Number 100

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2023	December 31, 2022

ASSETS
Control investments at fair value (cost of $27,353,273 and $27,353,273, respectively)	$18,581,422	$18,499,943
Non-control/non-affiliate investments at fair value (cost of $12,047,429 and $11,882,290, respectively)	11,153,531	12,064,145
Total investments at fair value (cost of $39,400,702 and $39,235,563, respectively)	29,734,953	30,564,088
Cash and cash equivalents	1,937,768	1,525,723
Restricted cash	41,891	40,823
Due from portfolio companies	26,592	26,342
Interest receivable, net of allowance for bad debt of $16,549 and $16,549, respectively	525,685	293,621
Prepaid expenses	47,306	35,552
Total assets	32,314,195	32,486,149

LIABILITIES
Accrued management fees	78,889	91,934
Accounts payable	159,472	180,096
Due to affiliates(1)	64,875	64,875
Taxes expense payable	64,537	-
Accrued expenses and other liabilities	41,860	65,782
Total liabilities	409,633	402,687

Net assets	$31,904,562	$32,083,462

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at December 31, 2023 and December 31, 2022)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(33,084,808)	(32,905,908)
Total net assets	$31,904,562	$32,083,462
Net asset value per share	$0.265	$0.266

(1)

Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 7 of the Notes to Financial Statements.

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022	2021
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$1,254,375	$684,375	$286,875
Interest income from control investments	1,050,876	827,954	465,455
Interest income paid-in-kind from control investments	-	-	97,401
Interest income paid-in-kind from non-control/ non-affiliate investments	166,339	-	-
Other income from non-control/non-affiliate investments	8,140	17,996	24,060
Other income from non-investment sources (Note 2)	1,163	24,318	745
Total investment income	2,480,893	1,554,643	874,536

OPERATING EXPENSES
Management fees	317,546	339,328	265,340
Administration fees	415,092	403,299	402,110
Audit fees	149,136	202,196	159,547
Legal fees (Note 2)	187,687	786,720	349,332
Valuation fees	90,000	121,500	132,000
Other professional fees	-	14,170	19,487
Directors’ fees	150,000	150,000	150,000
Insurance expense	151,193	184,311	160,260
Interest expense	207	4,896	188
Other general and administrative expenses	138,465	126,721	116,058
Total operating expenses	1,599,326	2,333,141	1,754,322

Net investment income (loss) before tax	881,567	(778,498)	(879,786)
Income tax expense	64,993	456	-
Net investment income (loss) after taxes	816,574	(778,954)	(879,786)

Net realized gain (loss) on:
Non-control/non-affiliate investments	(1,200)	4,368,297	-
Total net realized gain (loss)	(1,200)	4,368,297	-
Net change in unrealized gain (loss) on investments:
Non-control/non-affiliate investments	(1,075,753)	7,173,601	4,404,498
Control investments	81,479	(4,116,019)	8,468,740
Net change in unrealized gain (loss) on investments	(994,274)	3,057,582	12,873,238
Net realized and unrealized gain (loss) on investments	(995,474)	7,425,879	12,873,238
Net increase (decrease) in net assets resulting from operations	$(178,900)	$6,646,925	$11,993,452

Net investment income (loss) per share
Basic	$0.007	$(0.006)	$(0.007)
Diluted	$0.007	$(0.006)	$(0.007)
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.001)	$0.055	$0.100
Diluted	$(0.001)	$0.055	$0.100
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2023	2022	2021
Net assets at beginning of year	$32,083,462	$34,472,992	$22,479,540
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	816,574	(778,954)	(879,786)
Realized gain (loss) on investments	(1,200)	4,368,297	-
Net change in unrealized gain (loss) on investments	(994,274)	3,057,582	12,873,238
Net increase (decrease) in net assets resulting from operations	(178,900)	6,646,925	11,993,452

Distributions
Dividends declared	-	(9,036,455)	-
Total distributions	-	(9,036,455)	-

Total increase (decrease) in net assets	(178,900)	(2,389,530)	11,993,452
Net Assets at December 31	$31,904,562	$32,083,462	$34,472,992

Capital share activity:
Common stock
Common stock outstanding at the beginning of year	120,486,061	120,486,061	120,486,061
Common stock outstanding at the end of year	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(178,900)	$6,646,925	$11,993,452
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	-	11,168,883	230,570
Net realized (gain) loss on investments	1,200	(4,368,297)	-
Net change in unrealized (gain) loss on investments	994,274	(3,057,582)	(12,873,238)
Increase in investments due to PIK	(166,339)	-	(97,401)
Allowance for bad debt	-	(413,896)	-
Changes in other assets and liabilities:
Due from portfolio companies	(250)	199,054	(25,531)
Interest receivable	(232,064)	224,420	10,595
Prepaid expenses	(11,754)	(5,079)	(3,863)
Tax receivable	-	750	6,500
Accrued management fees	(13,045)	(170,390)	(289,797)
Accounts payable	(20,624)	(23,549)	114,184
Due to affiliates	-	(208,141)	(199,484)
Tax expense payable	64,537	-	(1,593)
Deferred fee income	41,860	(17,996)	(24,060)
Accrued expenses and other liabilities	(65,782)	63,498	(27,163)
Net cash provided by (used in) operating activities	413,113	10,038,600	(1,186,829)

Cash Flows from Financing Activities
Cash dividends paid	-	(9,036,455)	-
Net cash provided by (used in) financing activities	-	(9,036,455)	-

Net increase (decrease) in cash, cash equivalents and restricted cash	413,113	1,002,145	(1,186,829)
Cash, cash equivalents and restricted cash at beginning of year	1,566,546	564,401	1,751,230
Cash, cash equivalents and restricted cash at end of year	$1,979,659	$1,566,546	$564,401

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$207	$4,896	$188
Income tax paid	$456	$456	$1,593

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2023

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,736,141	14.84%
Unsecured loan 6.33%, due 12/31/2024 (6)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	4,736,141	14.84%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) 4)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	173,399	0.54%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (4)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (4)		3/13/2015	760	29,586	-	-%
Common Units (4)		3/13/2015	14,082	-	-	-%
Total				5,742,667	173,399	0.54%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	1,543,841	4.84%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	9,877,041	30.96%
Revolving Loan, 8% Cash, due 12/31/2024 (6)		6/29/2015	$2,251,000	2,251,000	2,251,000	7.06%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	12,128,041	38.02%
Total control investments				27,353,273	18,581,422	58.24%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 4% PIK, due 12/31/2026 (3) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,916,339	6,916,339	6,916,339	21.68%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	4,237,192	13.28%
Total				12,047,429	11,153,531	34.96%

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2023

(Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				12,047,429	11,153,531	34.96%
Total Portfolio Investments				39,400,702	29,734,953	93.20%

Total Investments				$39,400,702	$29,734,953	93.20%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	Investment is non-income producing as of December 31, 2023.

(5)	Represents an illiquid investment. At December 31, 2023, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

(6)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2023

(Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2023.

	December 31, 2023
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$29,734,953	93.20%
Total	$29,734,953	93.20%

	December 31, 2023
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$12,128,041	38.02%
Nickel Pipe, Fittings and Flanges	11,153,531	34.96
Staffing	4,736,141	14.84
Energy Services	1,543,841	4.84
Medical Business Services	173,399	0.54
Total	$29,734,953	93.20%

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2022

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (6)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (5) (7)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,656,647	11.40%
Unsecured loan 6.33%, due 12/31/2023 (7)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (5) (7)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (5) (7)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (5) (7)		12/31/2016	1	-	-	-%
Total				6,331,585	3,656,647	11.40%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) (5) (7)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	184,999	0.58%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (5) (7)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (5) (7)		3/13/2015	760	29,586	-	-%
Common Units (5) (7)		3/13/2015	14,082	-	-	-%
Total				5,742,667	184,999	0.58%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (5) (7)	Energy Services	2/06/2017	100	2,525,481	1,698,329	5.29%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3) (7)	Casual Dining	3/13/2015	$6,352,944	6,352,944	10,708,968	33.38%
Revolving Loan, 8% Cash, due 12/31/2023(7)		6/29/2015	$2,251,000	2,251,000	2,251,000	7.01%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (5) (7)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (5) (7)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	12,959,968	40.39%
Total control investments				27,353,273	18,499,943	57.66%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2023 (7)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,750,000	6,750,000	7,320,000	22.82%
Membership Interest – Class B (5) (7)		7/01/2016	25.97%	5,131,090	4,742,945	14.78%
Total				11,881,090	12,062,945	37.60%

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
December 31, 2023

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). A goal of a BDC is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2023 tax year and will be taxed as a corporation under Subchapter C of the Code and does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. While we have sought to invest primarily in private small and lower middle-market companies in various industries through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment, we are now (with a strategic alternatives process underway and limited resources) investing only in current investments and otherwise conserving cash. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of December 31, 2023 and through the date of filing this Annual Report, the Company has not entered into any strategic alternative and the strategic process remains ongoing.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2023, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act. As of December 31, 2022, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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
December 31, 2023

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available.

●	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor.

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors.

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm and the valuation committee.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of December 31, 2023, there were no changes in the valuation technique for the Company’s investments from the prior quarter.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

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
December 31, 2023

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

The following table provides a reconciliation of cash and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	December 31,	December 31,
	2023	2022
Cash and Cash Equivalents	$1,937,768	$1,525,723
Restricted Cash	41,891	40,823
Total Cash, Cash Equivalents and Restricted Cash	$1,979,659	$1,566,546

As of December 31, 2023 and December 31, 2022, restricted cash consisted of cash held for deposit with law firms that represents the Company in its litigation with Great Value Storage, LLC.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of December 31, 2023 and December 31, 2022, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources can include loan fees, annual fees or monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from non-investment sources. Income from such sources for the years ended December 31, 2023, 2022 and 2021 was $8,140, $17,996 and $24,060, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash held in a bank account. For the year ended December 31, 2022, $24,000 of the other income from non-investment sources resulted from the reversal of previously accrued administration fees.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the years ended December 31, 2023, 2022 and 2021 PIK interest was $166,339, $0 and $97,401, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the years ended December 31, 2023, 2022 and 2021, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

The Company incurred legal fees related to the lawsuit against Great Value Storage, LLC (“GVS”). The amounts invoiced to the Company, prior to the final judgment received on March 4, 2021, for the years ended December 31, 2021 were $14,423. These amounts are recoverable per the loan agreements and are invoiced to GVS and included in the account Due from portfolio companies on the Statements of Assets and Liabilities. The amount invoiced to the Company after the final judgment received on March 4, 2021, for the years ended December 31, 2023, 2022 and 2021 was $4,631, $511,441 and $200,857, respectively. These amounts are for fees incurred to recover our judgment and were expensed to legal fees on the Statements of Operations.

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), for its 2022 and 2021 taxable years. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not meet the qualifications of a RIC for the 2022 and 2021 tax years and was taxed as a corporation under the Code. The failure to qualify as a RIC did not impact the 2022 or 2021 tax years as the Company incurred tax losses. As a result of the losses incurred for the years ended December 31, 2022 and 2021, the Company intends to carry forward the net operating losses to future periods in which the Company generates taxable income to reduce its tax liability.

The Company did not meet the qualifications of a RIC for the 2023 tax year and will be taxed as a corporation under the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. Management will make a determination that is in the best interests of the Company and its stockholders.

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
December 31, 2023

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

For the years ended December 31, 2023 and 2021, no dividends were declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the years ended December 31, 2023, 2022 and 2021, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has evaluated and will continue to evaluate the impact of the adoption of ASU 2022-02 on its financial statements and disclosures. Presently, the adoption of ASU 2022-02 has no impact on the Company’s financial statements and disclosures.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, or ASU, 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has evaluated and will continue to evaluate the impact the adoption of this new accounting standard will have on its financial statements, but the impact of the adoption is not expected to be material. Presently, the adoption of this new accounting standard has no impact on the Company’s financial statements.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the years ended December 31, 2023, 2022, and 2021.

	For the Year Ended December 31,
Per Share Data (1):	2023	2022	2021

Net increase (decrease) in net assets resulting from operations	$(178,900)	$6,646,925	$11,993,452
Weighted average shares outstanding for year
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.001)	$0.055	$0.100
Diluted	$(0.001)	$0.055	$0.100

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables presents information about the Company’s assets measured at fair value as of December 31, 2023 and 2022:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$12,301,440	$12,301,440
Second Lien Loans	-	-	11,652,480	11,652,480
Equity	-	-	5,781,033	5,781,033
Total Portfolio Investments	-	-	29,734,953	29,734,953
Total Investments	$-	$-	$29,734,953	$29,734,953

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$13,144,967	$13,144,967
Second Lien Loans	-	-	10,976,647	10,976,647
Equity	-	-	6,442,474	6,442,474
Total Portfolio Investments	-	-	30,564,088	30,564,088
Total Investments	$-	$-	$30,564,088	$30,564,088

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 or Level 3. During the year ended December 31, 2022, the Company’s investment in Dominion Medical Management, Inc. changed from a second lien loan to a first lien loan.

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2023 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$13,144,967	$10,976,647	$-	$6,442,474	$30,564,088
Sales or repayment of investments	-	-	-	-	-
Payment-in-kind interest	-	166,339	-	-	166,339
Realized loss on investments	-	-	-	(1,200)	(1,200)
Change in unrealized gain (loss) on investments	(843,527)	509,494	-	(660,241)	(994,274)
Transfers in/out	-	-	-	-	-
Fair value at end of year	$12,301,440	$11,652,480	$-	$5,781,033	$29,734,953
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2023	$(843,527)	$509,494	$-	$(660,241)	$(994,274)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2022 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$19,400,200	$11,435,134	$-	$3,471,758	$34,307,092
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	(11,168,883)	-	-	-	(11,168,883)
Payment-in-kind interest	-	-	-	-	-
Realized gain on investments	4,368,297	-	-	-	4,368,297
Change in unrealized gain (loss) on investments	387,194	(300,328)	-	2,970,716	3,057,582
Transfer due to restructuring	158,159	(158,159)	-	-	-
Fair value at end of year	$13,144,967	$10,976,647	$-	$6,442,474	$30,564,088
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2022	$(1,400,513)	$(458,487)	$-	$2,970,716	$1,111,716

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2023:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))
First Lien Loans	$12,128,041	Enterprise Value Coverage	EV / Store level EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$1,425,000-$1,625,000 (1,525,000)
Total	12,128,041

Second Lien Loans	11,652,480	Enterprise Value Coverage	EV / Run Rate Revenue	0.37x-0.42x (0.39x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
Total	11,652,480

Unsecured Loans	-	Enterprise Value Coverage	EV / Run Rate Revenue	0.37x-0.42x (0.39x)
Total	-

Equity	4,237,192	Enterprise Value Coverage	EV / Run Rate Revenue	0.37x-0.42x (0.39x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
			EV / Store level EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$1,425,000-$1,625,000 ($1,525,000)
			Cost Approach	$1,413,000-$1,727,000 (1,570,000)
	1,543,841	Appraisal Value Coverage	Sales Comparison Approach	$1,440,000-$1,760,000 ($1,600,000)
Total	5,781,033
Total Level 3 Investments	$29,561,554

(1)	There were no changes in the valuation technique for the Company’s investments from the prior quarter.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

Level 3 investment, valued at $173,399, was an investment in a portfolio company that ceased operations in the 2nd quarter of 2022. This value consisted of an estimate of remaining cash available to distribute to priority lienholders. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2023.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

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

As of December 31, 2023 and 2022, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments.

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
December 31, 2023

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

NOTE 6 – INCOME TAX

The Company is currently taxable as a C corporation and subject to federal and state corporate income taxes. The Company recorded a provision as follows:

	2023	2022	2021
Current expense	$64,993	$-	$-
Deferred expense	-	-	-
Total expense	$64,993	$-	$-

The components of deferred tax assets and liabilities at December 31, 2023, 2022 and 2021 were as follows:

Deferred tax assets:	2023	2022	2021
Net operating loss carryforward	$641,502	$1,207,956	$929,161
Net capital loss carryforwards	651,514	651,262	1,568,604
Other	3,476	3,475	181,375
Basis differences in investments	730,130	117,820	716,075
Total gross deferred tax assets	2,026,622	1,980,513	3,395,215
Less: Valuation allowance	(2,026,622)	(1,980,513)	(3,395,215)
Net deferred tax assets	$-	$-	$-

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

As of December 31, 2023 and 2022, the total amount of federal net operating loss carryforwards was approximately $3,054,772 and $5,752,173, respectively. The remaining federal net operating loss carryforwards in the amount of $741,630 that will expire in 2037 will be utilized on the 2023 income tax return. The federal net operating loss carryforwards in the amount of $3,054,772 will not expire, but can only be used to offset 80% of taxable income. As of December 31, 2023 and 2022, the total amount of federal capital loss carryforwards was approximately $3,102,446 and $3,101,246, respectively. The federal capital loss carryforwards in the amount of $3,101,246 and $1,200 will expire in 2025 and 2028, respectively.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management believes that the likelihood of realizing the benefits of these deductible differences at December 31, 2023, does not meet the “more likely than not threshold” as defined in ASC 740 – Income Taxes and thus management has recorded a full valuation allowance.

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

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) was as follows:

	2023	2022	2021
Federal statutory tax rate	21.00%	21.00%	21.00%
Federal payable true up	-	-	-
State tax, net of federal benefit	(7.25)	-	-
Permanent items	-	-	-
Capital loss carryforward expiration	-	-	9.11
Deferred true-up	(30.33)	0.29	-
Rate change	-	-	-
Increase (decrease) in valuation allowance	(40.48)	(21.29)	(30.11)
Other	-	-	-
Effective tax rate	(57.06)%	-%	-%

The Company did not meet the qualifications of a RIC for the 2023 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities.

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

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdiction as U.S. federal. For the years ended December 31, 2022 and 2021, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through 2022. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In general, the federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in 2019 to present.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a book minimum tax assessed on financial statement income of certain large corporations and an excise tax on share repurchases. The Company does not anticipate these provisions will have a material impact on our results of operations or financial position, when effective.

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

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2023, 2022 and 2021 were $317,546, $339,328 and $265,340, respectively. As of December 31, 2023 and 2022, management fees of $78,889 and $91,934, respectively, were payable to House Hanover.

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
December 31, 2023

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
December 31, 2023

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

On January 1, 2018, Princeton Capital Corporation directly entered into a service agreement with SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to the Company. In exchange for providing services, the Company pays the Sub-Administrator an asset-based fee with a $151,025 annual minimum as adjusted for any reimbursement of expenses. This annual minimum was amended in the service agreement on April 20, 2019 and increased on July 1, 2021, July 1, 2022 and again on July 1, 2023 by the U.S. Consumer Price Index – All Urban Consumers per the service agreement. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $259,500, $259,500 and $270,000 for the years ended December 31, 2023, 2022 and 2021, respectively, and sub-administration fees were $155,592 , $143,799 and $132,110 for the years ended December 31, 2023, 2022 and 2021, respectively, as shown on the Statements of Operations under administration fees. As of December 31, 2023 and 2022, there were $64,875 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under due to affiliates.

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

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

NOTE 8 – FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per Share Data (1):
Net asset value at beginning of period	$0.266	$0.286	$0.187	$0.276	$0.345
Net investment income (loss)	0.007	(0.006)	(0.007)	(0.005)	(0.009)
Change in unrealized gain (loss)	(0.008)	0.025	0.106	(0.022)	(0.060)
Realized gain (loss)	-	0.036	-	(0.062)	-
Dividend distribution	-	(0.075)	-	-	-
Net asset value at end of period	$0.265	$0.266	$0.286	$0.187	$0.276
Total return based on net asset value (2)	(0.4)%	(7.0)%	52.9%	(32.60)%	(20.0)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$31,904,562	$32,083,462	$34,472,992	$22,479,540	$33,280,329
Average net assets	$32,367,206	$35,317,720	$29,126,862	$25,276,013	$38,504,249
Total operating expenses to average net assets	4.9%	6.6%	6.0%	6.2%	5.8%
Net operating expenses to average net assets	4.9%	6.6%	6.0%	6.2%	5.8%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.0%	5.6%	5.1%	5.2%	4.9%

Net investment income (loss) to average net assets	2.5%	(2.2)%	(3.0)%	(2.7)%	(2.8)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	2.5%	(2.3)%	(3.0)%	(3.0)%	(2.8)%

Net increase (decrease) in net assets resulting from operations to average net assets	-0.6%	18.8%	41.2%	(42.7)%	(21.5)%
Portfolio Turnover	0.00%	32.3%	0.4%	0.4%	0.7%

(1)	Financial highlights are based on weighted average shares outstanding.

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of December 31, 2023. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. A summary of the legal proceedings that the Company was previously involved in with Great Value Storage, LLC is described below.

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
December 31, 2023

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

The Company has determined that Rockfish Seafood Grill, Inc., a majority owned or control investment, was considered a significant subsidiary at the 20% level at December 31, 2023 as prescribed under Rule 3-09 of Regulation S-X. The Company has included the audited financial statements of Rockfish Seafood Grill, Inc. for the year ended December 27, 2023. See “Item 15. Exhibits And Financial Statement Schedules.”

The Company has determined that Advantis Certified Staffing Solutions, Inc., one of the Company’s four majority owned or controlled portfolio companies, was considered a significant subsidiary at December 31, 2023 as prescribed under Rule 4-08(g) of Regulation S-X.

The following tables show the summarized financial information for Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

Advantis Certified Staffing Solutions, Inc.

	As of December 31, 2023	As of December 31, 2022
Balance Sheet
Current Assets	$4,307	$2,843
Noncurrent Assets	-	-
Current Liabilities	12,906	12,616
Noncurrent Liabilities	-	-

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Income Statement
Net Revenue (Loss)	$9,202	$8,757	$8,182
Gross Profit	3,608	1,694	1,993
Net Income (Loss)	3,126	66	269

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

NOTE 11 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

Total Investment Income	$518,826	$513,278	$740,055	$708,734
Total Operating Expenses	393,392	354,352	419,818	431,764
Income Tax Expense	59,363	174	5,456	-
Net Investment Income	66,071	158,752	314,781	276,970

Net Realized Loss on Investments	(1,200)	-	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(919,008)	(941,952)	2,160,718	(1,294,032)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(854,137)	$(783,200)	$2,475,499	$(1,017,062)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.007)	$(0.007)	$0.021	$(0.008)
Diluted	$(0.007)	$(0.007)	$0.021	$(0.008)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

Total Investment Income	$454,302	$433,260	$425,799	$241,282
Total Operating Expenses	490,674	705,916	578,244	558,307
Income Tax Expense	-	-	456	-
Net Investment Loss	(36,372)	(272,656)	(152,901)	(317,025)

Net Realized Gain on Investments	4,368,297	-	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(3,407,385)	7,255,747	(11,550)	(779,230)
Net Increase (Decrease) in Net Assets Resulting from Operations	$924,540	$6,983,091	$(164,451)	$(1,096,255)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$0.008	$0.058	$(0.001)	$(0.009)
Diluted	$0.008	$0.058	$(0.001)	$(0.009)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

Total Investment Income	$361,663	$357,695	$78,015	$77,163
Total Operating Expenses	588,863	401,238	383,730	380,491
Income Tax Expense	-	-	-	-
Net Investment Loss	(227,200)	(43,543)	(305,715)	(303,328)

Net Realized Gain/(Loss) on Investments	-	-	-	-
Net Change in Unrealized Appreciation/(Depreciation)	1,967,671	(1,630,575)	8,126,090	4,410,052
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,740,471	$(1,674,118)	$7,820,375	$4,106,724

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$0.014	$(0.014)	$0.065	$0.034
Diluted	$0.014	$(0.014)	$0.065	$0.034

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

NOTE 12 – SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to the year ending December 31, 2023 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2022 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2023.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at December 31, 2023	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2022	Purchases(2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at December 31, 2023
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,656,647	$-	$-	-	$1,079,494	$4,736,141
Unsecured loan Consolidated BL Note 6.33% due 12/31/2023	$1,381,586	87,454	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	184,999	-	-	-	(11,600)	173,399
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,698,329	-	-	-	(154,488)	1,543,841
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018	$6,352,944	780,841	10,708,968	-	-	-	(831,927)	9,877,041
Revolving Loan, 8% PIK, due 12/31/2023	$2,251,000	182,581	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$1,050,876	$18,499,943	$-	$-	$-	$81,479	$18,581,422

(1)	Represents an illiquid investment.

(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2021 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2022.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at December 31, 2022	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2021	Purchases(2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at December 31, 2022
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$4,441,765	$-	$-	-	$(785,118)	$3,656,647
Unsecured loan Consolidated BL Note 6.33% due 12/31/2023	$1,381,586	87,454	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	158,159	-	-	-	26,840	184,999
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,745,113	-	-	-	(46,784)	1,698,329
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018	$6,352,944	602,939	12,294,480	-	-	-	(1,585,512)	10,708,968
Revolving Loan, 8% PIK, due 12/31/2023	$2,251,000	137,561	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	172,549	-	-	-	(172,549)	-
Membership Interest – Class A (3)	99.997%	-	1,552,896	-	-	-	(1,552,896)	-
Total Control Investments		$827,954	$22,615,962	$-	$-	$-	$(4,116,019)	$18,499,943

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

Item 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Name	Age	Position	Director Since	Term Expires

Interested Directors
Mark S. DiSalvo	69	Interim Chief Executive Officer, Interim President, and Director	2016	2024

Independent Directors
Darren Stainrod	59	Chairman of the Board of Directors	2016	2024
Greg Bennett	51	Director	2016	2024
Martin Laidlaw	67	Director	2016	2024

Executive Officers
Gregory J. Cannella	49	Chief Financial Officer, Secretary, and Treasurer

Mark S. DiSalvo, 69, serves as our Interim Chief Executive Officer and Interim President. He was originally elected to the Company’s Board on June 9, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2023 Annual Meeting on December 14, 2023. He is the President and CEO of Sema4, Inc., a leading global professional services provider of private equity funds-under-management. He has been a senior executive and entrepreneur at international companies such as Euromoney Institutional Investor and Fairfield Whitney, and was founder of Hall, Berwick and DiSalvo where he provided funding and management advisory services to zero and first stage entities prior to founding Sema4. He has extensive experience in private equity, entrepreneurial management, and emerging market strategy, particularly as to underserved markets and economic development. A frequent speaker at worldwide industry conferences, he is a charter member of the Inner City Economic Forum. Mr. DiSalvo was educated at the University of Massachusetts, degreed in Political Studies and has earned the professional designations CPC and CTA. He has been a long-time lecturer at the Johnson School of Business at Cornell University and the Kellogg School of Business at Northwestern University in their full-time MBA programs where he contributed case studies in private equity, emerging market economics and cross-border M&A. We believe Mr. DiSalvo’s broad experience with private equity funds and early stage growth companies makes him a well-qualified member of our Board.

Darren Stainrod, 59, serves as the Chairman of the Company’s Board and was originally elected to the Company’s Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2023 Annual Meeting on December 14, 2023. Mr. Stainrod is a Principal of Marbury Fund Services (Cayman) Limited (“Marbury”), a fiduciary services company focused on the alternative investment industry and licensed by the Cayman Islands Monetary Authority. He is registered as a director with the Authority pursuant to the Directors Licensing and Registration Law, 2014. Prior to joining Marbury, Mr. Stainrod was a Principal at HighWater Limited in Cayman for almost 3 years where he provided professional director services to hedge funds, fund of funds and private equity vehicles. Before becoming a professional director in May 2013, Mr. Stainrod spent 18 years at UBS where he was a Managing Director and the Global Head of UBS Alternative Fund Services. At UBS he had responsibility for the overall management and development of the global hedge fund administration business in seven countries with more than 300 staff servicing alternative investment funds with over $200 billion in assets under administration. Before joining UBS, he worked for three years with Coopers & Lybrand in Cayman and four years with Deloitte in the UK. Mr. Stainrod holds a BA (Hons) in Politics from the University of Reading in the UK. He is a member of the Institute of Chartered Accountants in England and Wales and the Cayman Islands Institute of Professional Accountants. He is a past Chairman of the Cayman Islands Fund Administrators Association and is the current Treasurer of AIMA Cayman Chapter. Mr. Stainrod brings to the Board extensive experience as a director of hedge funds, fund of funds and private equity funds as well as considerable experience in the investment fund industry, all of which provide our Board with valuable insight. Mr. Stainrod serves as chairman of the Company’s Nominating and Corporate Governance Committee and he is a member of the Company’s Audit Committee and the Company’s Valuation Committee.

Martin Laidlaw, 67, who was originally elected by the Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2023 Annual Meeting on December 14, 2023, provides Director Services in and from the Cayman Islands. Martin has over 30 years of experience in the offshore financial industry and has an extensive range of experience with all forms of investment fund products and has held numerous directorship positions for a wide variety of offshore fund vehicles. Previously, Mr. Laidlaw was a Director of a Premier Fiduciary Services Company providing Directorship services. He was also a former Managing Director of a Fund Administration entity. Martin was previously employed by CIBC Bank and Trust Company (Cayman) Limited from 1989 through 2009. He was appointed Director and Head of Fund Services and was responsible for leading the fund services team and developing new business and client relationships. Prior to his years at CIBC, he was employed with KPMG, Cayman Islands where he led various financial services audits. He was a founding member, Director and Treasurer of the Cayman Islands Fund Administrators Association. Martin graduated from Edinburgh University in Scotland with a Bachelor of Commerce Degree. He was admitted as a Member of the Institute of Chartered Accountants of Scotland in February, 1984 and continues to maintain his qualification. Mr. Laidlaw’s extensive experience in the financial industry, including his financial and accounting background, and his experience as a director of various offshore fund vehicles makes him well qualified to serve on our Board. Mr. Laidlaw serves as chairman of the Company’s Audit Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Valuation Committee.

Greg Bennett, 51, who was originally elected to the Company’s Board on June 9, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2023 Annual Meeting on December 14, 2023, is the founder of Azimuth Governance Limited (“Azimuth”). Mr. Bennett has more than twenty five years of experience in financial services having started his professional career with Coopers & Lybrand in Canada in 1996. From 2011 through 2014, prior to founding Azimuth, Mr. Bennett was a Director of The Harbour Trust Co. Ltd., where he provided fiduciary services to their clients, including serving as an independent hedge fund director. In 2004 Mr. Bennett joined Butterfield Fund Services (Cayman) Limited as head of client relationship management and he became a Director of that firm in 2005. In 2008 he was promoted to Managing Director where he had responsibility for all aspects of the business, including managing over 75 staff responsible for providing full fund administration services to a wide range of hedge fund clients with in excess of $30 billion in assets under management. In 2010 Mr. Bennett established the Cayman office of HedgeServ and held the position of Managing Director. Mr. Bennett graduated with a Bachelor of Commerce from the University of Alberta in Canada in 1995. He is a Chartered Accountant (Canada), a Certified Public Accountant (US), and a CFA Charterholder. Mr. Bennett is also a past Director of Hedge Funds Care Cayman, past Deputy Chairman of the Cayman Islands Fund Administrators Association, past Treasurer of AIMA Cayman and a past President of the CFA Society of the Cayman Islands. Mr. Bennett’s considerable experience in the financial services industry and as a director of various hedge funds and his accounting background make him well qualified to serve on our Board. Mr. Bennett serves as chairman of the Company’s Valuation Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Audit Committee.

Gregory J. Cannella, 49, has served as our Chief Financial Officer, Treasurer and Secretary since March 13, 2015. Mr. Cannella is responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to this, Mr. Cannella was the Chief Financial Officer of Capital Point Partners, a private equity group that focused on mezzanine lending to small and middle market private companies, where he was responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to working at Capital Point Partners, Mr. Cannella was an Asset Manager at First Commonwealth Holdings Corp., a wealth management firm in Houston, Texas where he was responsible for managing various commercial and multi-family residential real estate investment funds as well as oversight of accounting functions and reporting for the funds. Mr. Cannella received a B.B.A. in Management from Stephen F. Austin State University and an M.B.A. with honors in Accounting and Finance from the University of Houston. He is a Certified Public Accountant in the State of Texas.

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

Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during the fiscal year ended December 31, 2023 all Section 16(a) filing requirements applicable to the executive officers, directors and greater than 10% beneficial owners were timely satisfied.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Audit Committee

The members of the audit committee are Messrs. Laidlaw, Stainrod, and Bennett each of whom meets the independence standards established by the SEC and the NASDAQ (the “NASDAQ”) for audit committees and is independent for purposes of the 1940 Act. Mr. Laidlaw serves as chairman of the audit committee. Our Board has determined that Mr. Laidlaw is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Board has adopted a charter of the audit committee, which is available in print to any stockholder who requests it and it is also available on the Company’s website at www.princetoncapitalcorp.com. The audit committee met four times and took action by written consent on one occasion during the year ended December 31, 2023. Each member attended 100% of the audit committee meetings that were held while the director was a member of the audit committee in 2023.

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

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any). The SEC also recently adopted Exchange Act Rule 10D-1 which directs national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. At this time, Rule 10D-1 is not applicable to the Company as the Company’s securities are not listed on a national securities exchange. If we issue incentive-based compensation to executive officers in the future, we plan to consider implementing a clawback policy, although we have not yet implemented such a policy and are not required to do so.

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

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2023. No compensation is paid by us to any interested director or executive officer of the Company.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2024, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of the Company’s common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 27, 2024 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 120,486,061 shares of the Company’s common stock outstanding as of March 27, 2024.

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

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Mark S. DiSalvo(3)	115,484,327	95.85%

Independent Directors
Greg Bennett	0	*
Martin Laidlaw	0	*
Darren Stainrod	0	*

Executive Officers
Mark S. DiSalvo(3)	115,484,327	95.85%
Gregory J. Cannella	0	*

Executive officers and directors as a group	115,484,327	95.85%

Greater than 5% Holders
Capital Point Partners, LP (4)	104,562,000	86.78%
Capital Point Partners II, LP(4)	10,922,327	9.07%

*	Indicates less than 1%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.
(2)	Based on a total of 120,486,061 shares of our common stock issued and outstanding on March 27, 2024.
(3)	Mr. DiSalvo, by virtue of his ownership of all of the outstanding stock of Sema4, Inc., the general partner of Capital Point Partners, LP (“CPP”) and Capital Point Partners II, LP (“CPP II”), may be deemed to be the beneficial owner of the 104,562,000 shares of the Company’s common stock owned by CPP and the 10,922,327 shares of the Company’s common stock owned by CPP II. Mr. DiSalvo and Sema4, Inc. each disclaims beneficial ownership of any shares held by CPP and CPP II, except to the extent of their pecuniary interest therein. The address of Sema4, Inc., CPP and CPP II is 800 Turnpike Street, Suite 300, North Andover, MA 01854.
(4)	This information is based on information included in the Schedule 13D filed with the SEC.

The following table sets forth as of March 27, 2024, the dollar range of our securities owned by our directors and executive officers. The Company is not part of a “family of investment companies,” as that term is defined in Schedule 14A.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)	Aggregate Dollar Range of Equity Securities in All Funds Overseen or to be Overseen by Director or Nominee in Family of Investment Companies
Interested Director:
Mark S. DiSalvo	Over $100,000	n/a

Independent Directors:
Greg Bennett	None	n/a
Martin Laidlaw	None	n/a
Darren Stainrod	None	n/a

Executive Officers:
Mark S. DiSalvo	Over $100,000	n/a
Gregory J. Cannella	None	n/a

(1)	The dollar range of the equity securities beneficially owned is based on the closing price per share of the Company’s common stock of $0.307 on March 27, 2024 on the OTCPK.
(2)	The dollar ranges of equity securities beneficially owned are: none; $1–$10,000; $10,001–$50,000; $50,001–$100,000; and over $100,000.

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

As disclosed in various filings with the SEC, House Hanover has served as the Company’s investment advisor since January 1, 2018 under an Interim Investment Advisory Agreement that took effect on January 1, 2018 and terminated on May 30, 2018 (the “Interim Investment Advisory Agreement”) and an Investment Advisory Agreement that took effect on May 31, 2018 (the “Investment Advisory Agreement”). The Investment Advisory Agreement was approved by the Company’s stockholder at the 2018 Annual Meeting of Stockholders. The value of the Interim Investment Advisory Agreement and the Investment Advisory Agreement was determined based on a management fee. The amount of management fees accrued to House Hanover for the fiscal year ended December 31, 2023, under the Investment Advisory Agreement were $317,546. In addition to compensation based on a management fee, the Investment Advisory Agreement also provides for, subject to approval by the Board of Directors, reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company (“Administration Expenses”). The amount of administration expenses accrued for House Hanover for the fiscal year ended December 31, 2023 under the Investment Advisory Agreement was $259,500. House Hanover is controlled by Mr. DiSalvo.

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

Director Independence

In accordance with rules of the NASDAQ, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Company’s nominating and corporate governance committee and through a questionnaire to be completed by each director no less frequently than annually (and most recently in February of 2024), with updates periodically if information provided in the most recent questionnaire has changed.

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

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Independent Registered Public Accounting Firm

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal year ended December 31, 2023)

The following aggregate fees by WithumSmith, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023 were billed to the Company for work attributable to audit, tax and other services.

WithumSmith Fiscal Year Ended December 31, 2023
Audit Fees	$149,136
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees:	$149,136

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

In the fiscal year 2023, the percentage of services designated for Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees that were approved by the audit committee were 100%, 0%, 0%, and 0%, respectively.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal year ended December 31, 2022)

The following aggregate fees by WithumSmith, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022, were billed to the Company for work attributable to audit, tax and other services.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger between Regal One Corporation and Princeton Capital Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.4	Second Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on February 27, 2018).
3.5	Third Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2020).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
4.2	Description of Securities (Incorporated by reference from Exhibit 4.2 of Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).
10.1	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.2	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	Investment Advisory Agreement between Registrant and House Hanover, LLC (Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on May 31, 2018)
14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the years ended December 27, 2023 and December 28, 2022.
99.2	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the year ended December 28, 2022 and December 29,2021 (Incorporated by reference from Exhibit 99.1 of Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark S. DiSalvo	Interim Chief Executive Officer and Director,	March 29, 2024
Mark S. DiSalvo	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	March 29, 2024
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Darren Stainrod	Director	March 29, 2024
Darren Stainrod

/s/ Martin Laidlaw	Director	March 29, 2024
Martin Laidlaw

/s/ Greg Bennett	Director	March 29, 2024
Greg Bennett