Form 10-Q
period 2024-06-30
PRINCETON CAPITAL CORP
filed 2024-08-14
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 14, 2024 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Control investments at fair value (cost of $21,625,606 and $27,353,273, respectively)	$15,645,961	$18,581,422
Non-control/non-affiliate investments at fair value (cost of $12,200,144 and $12,047,429, respectively)	6,463,125	11,153,531
Total investments at fair value (cost of $33,825,750 and $39,400,702, respectively)	22,109,086	29,734,953
Cash and cash equivalents	1,956,392	1,937,768
Restricted cash	47,465	41,891
Due from portfolio companies	31,789	26,592
Interest receivable, net of allowance for bad debt of $0 and $16,549, respectively	477,792	525,685
Taxes receivable	788	-
Prepaid expenses	144,157	47,306
Total assets	24,767,469	32,314,195

LIABILITIES
Accrued management fees	143,958	78,889
Accounts payable	183,774	159,472
Due to affiliates(1)	129,750	64,875
Taxes expense payable	3,804	64,537
Deferred fee income	34,884	-
Accrued expenses and other liabilities	132,834	41,860
Total liabilities	629,004	409,633

Commitments and contingencies (Note 8)	-	-

Net assets	$24,138,465	$31,904,562

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at June 30, 2024 and December 31, 2023)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(40,850,905)	(33,084,808)
Total net assets	$24,138,465	$31,904,562
Net asset value per share	$0.200	$0.265

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 7 of the Notes to Financial Statements.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$170,839	$455,625	$341,464	$909,375
Interest income paid-in kind-from non-control/non-affiliate investments	77,701	22,500	152,715	22,500
Interest income from control investments	67,323	260,469	134,647	515,252
Other income from non-control/non-affiliate investments	3,489	1,163	6,977	1,163
Other income from non-investment sources	302	298	623	499
Total investment income	319,654	740,055	636,426	1,448,789

OPERATING EXPENSES
Management fees	67,212	74,239	143,958	162,204
Administration fees	104,914	102,631	209,829	205,262
Audit fees	55,120	20,800	107,120	81,536
Tax preparation fees	14,540	-	14,540	-
Legal fees	36,948	76,987	75,676	111,290
Valuation fees	22,500	22,500	45,000	45,000
Directors’ fees	38,625	38,625	77,250	77,250
Insurance expense	18,004	38,528	50,840	84,800
Interest expense	-	-	-	207
Other general and administrative expenses	44,588	45,508	75,706	84,033
Total operating expenses	402,451	419,818	799,919	851,582

Net investment income (loss) before tax	(82,797)	320,237	(163,493)	597,207
Income tax expense	552	5,456	1,954	5,456
Net investment income (loss) after taxes	(83,349)	314,781	(165,447)	591,751

Net realized gain (loss) on:
Control investments	(5,549,735)	-	(5,549,735)	-
Total net realized gain (loss) on investments	(5,549,735)	-	(5,549,735)	-

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(731,121)	(195,457)	(4,843,121)	(400,425)
Control investments	5,232,058	2,356,175	2,792,206	1,267,111
Net change in unrealized gain (loss) on investments	4,500,937	2,160,718	(2,050,915)	866,686
Net realized and unrealized gain (loss) on investments	(1,048,798)	2,160,718	(7,600,650)	866,686

Net increase (decrease) in net assets resulting from operations	$(1,132,147)	$2,475,499	$(7,766,097)	$1,458,437

Net investment income (loss) per share
Basic	$(0.001)	$0.003	$(0.001)	$0.005
Diluted	$(0.001)	$0.003	$(0.001)	$0.005
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.009)	$0.021	$(0.064)	$0.012
Diluted	$(0.009)	$0.021	$(0.064)	$0.012
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three and six months ended June 30,
	2024	2023
Net assets at beginning of year	$31,904,562	$32,083,462

Decrease in net assets resulting from operations:
Net investment income (loss)	(82,098)	276,970
Net change in unrealized loss on investments	(6,551,852)	(1,294,032)
Net decrease in net assets resulting from operations	(6,633,950)	(1,017,062)

Total decrease in net assets	(6,633,950)	(1,017,062)
Net assets at March 31	25,270,612	31,066,400

Increase (decrease) in net assets resulting from operations
Net investment income (loss)	(83,349)	314,781
Net realized gain (loss) on investments	(5,549,735)	-
Net change in unrealized gain (loss) on investments	4,500,937	2,160,718
Net increase (decrease) in net assets resulting from operations	(1,132,147)	2,475,499

Total increase (decrease) in net assets	(1,132,147)	2,475,499
Net assets at June 30	$24,138,465	$33,541,899

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(7,766,097)	$1,458,437
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments	5,549,735	-
Net change in unrealized (gain) loss on investments	2,050,915	(866,686)
Purchase of investments	(15,000)	-
Increase in investments due to PIK	(152,715)	(22,500)
Sale of investments	192,932	-
Changes in operating assets and liabilities:
Due from portfolio companies	(5,197)	(250)
Interest receivable	64,442	(189,493)
Allowance for bad debt	(16,549)	-
Prepaid expenses	(96,851)	(78,147)
Taxes receivable	(788)	-
Accrued management fees	65,069	(17,695)
Accounts payable	24,302	80,997
Due to affiliates	64,875	-
Taxes expense payable	(60,733)	-
Deferred fee income	(6,976)	48,837
Accrued expenses and other liabilities	132,834	(64,657)
Net cash provided by (used in) operating activities	24,198	348,843

Net increase in cash, cash equivalents and restricted cash	24,198	348,843
Cash, cash equivalents and restricted cash at beginning of period	1,979,659	1,566,546
Cash, cash equivalents and restricted cash at end of period	$2,003,857	$1,915,389

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$-	$207
Income tax paid	$62,687	5,456

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2024

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,184,032	17.33%
Unsecured loan 6.33%, due 12/31/2024 (6)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	4,184,032	17.33%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	1,461,604	6.06%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$15,000	15,000	15,000	0.06%
Total				2,540,481	1,476,604	6.12%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (4) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	7,734,325	32.04%
Revolving Loan, 8% Cash, due 12/31/2024(6)		6/29/2015	$2,251,000	2,251,000	2,251,000	9.33%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	9,985,325	41.37%
Total control investments				21,625,606	15,645,961	64.82%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2026 (3) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,069,054	$7,069,054	$6,463,125	26.77%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,200,144	6,463,125	26.77%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2024

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				12,200,144	6,463,125	26.77%
Total Portfolio Investments				33,825,750	22,109,086	91.59%

Total Investments				$33,825,750	$22,109,086	91.59%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	Investment is non-income producing as of June 30, 2024.
(5)

Represents an illiquid investment. At June 30, 2024, 100% of the total fair value of portfolio investments is illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.

(6)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2024

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of June 30, 2024.

	June 30, 2024
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$22,109,086	91.59%
Total	$22,109,086	91.59%

	June 30, 2024
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$9,985,325	41.36%
Nickel Pipe, Fittings and Flanges	6,463,125	26.78
Staffing	4,184,032	17.33
Energy Services	1,476,604	6.12
Total	$22,109,086	91.59%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2023

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,736,141	14.84%
Unsecured loan 6.33%, due 12/31/2024 (6)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	4,736,141	14.84%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) 4)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	173,399	0.54%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (4)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (4)		3/13/2015	760	29,586	-	-%
Common Units (4)		3/13/2015	14,082	-	-	-%
Total				5,742,667	173,399	0.54%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	1,543,841	4.84%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	9,877,041	30.96%
Revolving Loan, 8% Cash, due 12/31/2024 (6)		6/29/2015	$2,251,000	2,251,000	2,251,000	7.06%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	12,128,041	38.02%
Total control investments				27,353,273	18,581,422	58.24%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 4% PIK, due 12/31/2026 (3) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,916,339	$6,916,339	$6,916,339	21.68%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	4,237,192	13.28%
Total				12,047,429	11,153,531	34.96%

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
(5)

Represents an illiquid investment. At December 31, 2023, 100% of the total fair value of portfolio investments is illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

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

June 30, 2024

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of June 30, 2024 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the six months ended June 30, 2024 may not be indicative of the results ultimately achieved for the year ended December 31, 2024 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2024, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, and Rockfish Seafood Grill, Inc. as defined under the 1940 Act. As of December 31, 2023, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

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

June 30, 2024

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm unless an internal valuation process is used, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor;

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors, and;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm and the valuation committee.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of June 30, 2024, the valuation technique for the Company’s investment in a Second Lien Loan and Equity changed to include a Net Orderly Liquidation Value technique. The change valued half of this investment at the new technique and half at the existing Enterprise Value Coverage technique. The reason for the change was to include an analysis of the value of the investment based on the value of the assets it owns.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

June 30, 2024

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	June 30,	December 31,
	2024	2023
Cash and Cash Equivalents	$1,956,392	$1,937,768
Restricted Cash	47,465	41,891
Total Cash, Cash Equivalents and Restricted Cash	$2,003,857	$1,979,659

As of June 30, 2024 and December 31, 2023, restricted cash consisted of cash held for deposit with law firms that represented the Company in its litigation with Great Value Storage, LLC.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of June 30, 2024 and December 31, 2023, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources, can include loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $3,489 and $1,163 for the three months ended June 30, 2024, and 2023, respectively. Income from such sources was $6,977 and $1,163 for the six months ended June 30, 2024, and 2023, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $302 and $298 for the three months ended June 30, 2024 and 2023, respectively. Income from such sources was $623 and $499 for the six months ended June 30, 2024 and 2023, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and six months ended June 30, 2024, the Company had $77,701 and $152,715 of PIK interest, respectively. For the three and six months ended June 30, 2023, the Company had $22,500 and $22,500 of PIK interest, respectively.

Net Realized Gain and Loss

Net realized gain (loss) on investments is the difference between the proceeds received from the dispositions of portfolio investments and their amortized cost.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the six months ended June 30, 2024 and 2023, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

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

The Company did not meet the qualifications of a RIC for the 2023 tax year and was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). While the Company has net operating losses and capital losses from prior years it can carry forward to offset taxable income, it has exhausted the portion of net operating loss carryforwards that can be fully utilized against taxable income in 2023. The remaining portion of net operating loss carryforwards can only be used to offset 80% of taxable income. For the year ended December 31, 2023, Income tax expense was $64,993. For the three and six months ended June 30, 2024, Income tax expense was $552 and $1,954, respectively.

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

For the six months ended June 30, 2024 and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

For the six months ended June 30, 2023 no dividends were declared or distributed to stockholders.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and six months ended June 30, 2024 and 2023, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

June 30, 2024

(Unaudited)

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended June 30, 2024 and 2023, and the six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(1,132,147)	$2,475,499	$(7,766,097)	$1,458,437
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.009)	$0.021	$(0.064)	$0.012
Diluted	$(0.009)	$0.021	$(0.064)	$0.012

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of June 30, 2024 and December 31, 2023, respectively:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$10,000,325	$10,000,325
Second Lien Loans	-	-	10,647,157	10,647,157
Equity	-	-	1,461,604	1,461,604
Unsecured Debt			-	-
Total Portfolio Investments	-	-	22,109,086	22,109,086
Total Investments	$-	$-	$22,109,086	$22,109,086

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$12,301,440	$12,301,440
Second Lien Loans	-	-	11,652,480	11,652,480
Equity	-	-	5,781,033	5,781,033
Total Portfolio Investments	-	-	29,734,953	29,734,953
Total Investments	$-	$-	$29,734,953	$29,734,953

During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2 or Level 3. During the six months ended June 30, 2024, the Company made a new first lien loan in the amount of $15,000.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2024 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$12,301,440	$11,652,480	$-	$5,781,033	$29,734,953
Purchases of investments	15,000	-	-	-	15,000
Sales or repayment of investments	(192,932)	-	-	-	(192,932)
Payment-in-kind interest	-	152,715	-	-	152,715
Change in unrealized gain (loss) on investments	(799,971)	(1,158,038)	-	(92,906)	(2,050,915)
Realized gain (loss) on investments	(1,323,212)	-	-	(4,226,523)	(5,549,735)
Fair value at end of period	$10,000,325	$10,647,157	$-	$1,461,604	$22,109,086
Change in unrealized gain (loss) on Level 3 investments still held as of June 30, 2024	$(799,971)	$(1,158,038)	$-	$(92,906)	$(2,050,915)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2023 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$13,144,967	$10,976,647	$-	$6,442,474	$30,564,088
Sales or repayment of investments	-	-	-	-	-
Payment-in-kind interest	-	166,339	-	-	166,339
Realized gain (loss) on investments	-	-	-	(1,200)	(1,200)
Change in unrealized gain (loss) on investments	(843,527)	509,494	-	(660,241)	(994,274)
Transfers in/out	-	-	-	-	-
Fair value at end of year	$12,301,440	$11,652,480	$-	$5,781,033	$29,734,953
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2023	$(843,527)	$509,494	$-	$(660,241)	$(994,274)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2024:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$9,985,325	Enterprise Value Coverage	EV / STORE LEVEL EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$1,400,000-$1,600,000 ($1,500,000)
	15,000	Appraisal Value Coverage	Cost Approach	$1,332,000-$1,628,000 ($1,480,000)
			Sales Comparison Approach	$1,485,000-$1,815,000 ($1,600,000)
Total	10,000,325

Second Lien Loans	7,415,594	Enterprise Value Coverage	EV / LTM Revenue	0.36x-0.41x (0.39x)
			EV / PF EBITDA	6.25x-675x (6.50x)
	3,231,563	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	84%-94% (94%)
Total	10,647,157

Unsecured Loans	-	Enterprise Value Coverage	EV / Run Rate Revenue	0.36x-0.41x (0.39x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.36x-0.41x (0.39x)
			EV / PF EBITDA	6.25x-6.75x (6.50x)
			EV / Store level EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$1,400,000-$1,600,000 ($1,500,000)
	-	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	84%-94% (94%)

	1,461,604	Appraisal Value Coverage	Cost Approach	$1,332,000-$1,628,000 ($1,480,000)
			Sales Comparison Approach	$1,485,000-$1,815,000 ($1,650,000)
Total	1,461,604
Total Level 3 Investments	$22,109,086

(1)

The valuation technique for the Company’s investment in a Second Lien Loan and Equity changed to include a Net Orderly Liquidation Value technique. The change valued half of this investment at the new technique and half at the existing Enterprise Value Coverage technique. The reason for the change was to include an analysis of the value of the investment based on the value of the assets it owns.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

A Level 3 investment, valued at $173,399, was an investment in a portfolio company that ceased operations in the 2nd quarter of 2022. This value consisted of an estimate of remaining cash available to distribute to priority lienholders. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2023.

As of June 30, 2024 and December 31, 2023, the Company used a market approach to value certain equity investments as the Company determined this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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

June 30, 2024

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

Management fees earned by House Hanover for the three months ended June 30, 2024 and 2023 were $67,212 and $74,239, respectively. Management fees earned by House Hanover for the six months ended June 30, 2024 and 2023 were $143,958 and $162,204, respectively.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

As of June 30, 2024 and December 31, 2023, management fees of $143,958 and $78,889, respectively, were payable to House Hanover.

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

June 30, 2024

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

June 30, 2024

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

Administration fees were $64,874 and fees to the Sub-Administrator were $40,040 for the three months ended June 30, 2024, as shown on the Statements of Operations under administration fees. Administration fees were $129,750 and fees to the Sub-Administrator were $80,079 for the six months ended June 30, 2024, as shown on the Statements of Operations under administration fees.

Administration fees were $64,875 and fees to the Sub-Administrator were $37,756 for the three months ended June 30, 2023, as shown on the Statements of Operations under administration fees. Administration fees were $129,750 and fees to the Sub-Administrator were $75,512 for the six months ended June 30, 2023, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2024, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.210	$0.258
Net investment gain (loss)	(0.001)	0.003
Change in unrealized loss	0.037	0.017
Realized gain (loss)	(0.046)	-
Net asset value at end of period	$0.200	$0.278
Total return based on net asset value (2)	(4.8)%	7.8%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$24,138,465	$33,541,899
Average net assets	$25,258,171	$31,093,603
Ratio of net operating expenses to average net assets (3)	6.4%	5.4%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	5.3%	4.5%
Ratio of net investment income (loss) to average net assets (3)	(1.3)%	4.1%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	(1.3)%	4.1%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(18.0)%	31.9%
Portfolio Turnover	0.07%	0.0%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.265	$0.266
Net investment income (loss)	(0.001)	0.005
Change in unrealized gain (loss)	(0.018)	0.007
Realized gain (loss)	(0.046)
Net asset value at end of period	$0.200	$0.278
Total return based on net asset value (2)	(24.5)%	4.5%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$24,138,465	$33,541,899
Average net assets	$28,544,916	$31,580,179
Ratio of net operating expenses to average net assets (3)	5.6%	5.4%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.6%	4.4%
Ratio of net investment income (loss) to average net assets (3)	(1.2)%	3.8%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	(1.2)%	3.8%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	(54.6)%	9.3%
Portfolio Turnover	0.06%	0.00%

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per Share Data (1):
Net asset value at beginning of period	$0.266	$0.286	$0.187	$0.276	$0.345
Net investment income (loss)	0.007	(0.006)	(0.007)	(0.005)	(0.009)
Change in unrealized gain (loss)	(0.008)	0.025	0.106	(0.022)	(0.060)
Realized gain (loss)	-	0.036	-	(0.062)	-
Dividend distribution	-	(0.075)	-	-	-
Net asset value at end of period	$0.265	$0.266	$0.286	$0.187	$0.276
Total return based on net asset value (2)	(0.4)%	(7.0)%	52.9%	(32.60)%	(20.0)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$31,904,562	$32,083,462	$34,472,992	$22,479,540	$33,280,329
Average net assets	$32,367,206	$35,317,720	$29,126,862	$25,276,013	$38,504,249
Total operating expenses to average net assets	4.9%	6.6%	6.0%	6.2%	5.8%
Net operating expenses to average net assets	4.9%	6.6%	6.0%	6.2%	5.8%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.0%	5.6%	5.1%	5.2%	4.9%

Net investment income (loss) to average net assets	2.5%	(2.2)%	(3.0)%	(2.7)%	(2.8)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	2.5%	(2.3)%	(3.0)%	(3.0)%	(2.8)%

Net increase (decrease) in net assets resulting from operations to average net assets	(0.6)%	18.8%	41.2%	(42.7)%	(21.5)%
Portfolio Turnover	0.0%	32.3%	0.4%	0.4%	0.7%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three months ended March 31, 2022 and 2021, the Company did not exclude any nonrecurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of June 30, 2024. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

June 30, 2024

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

The Company has determined that Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at June 30, 2024 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Six months Ended June 30, 2024	Six months Ended June 30, 2023	Six months Ended June 30, 2024	Six months Ended June 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$8,710	$8,345	$2,773	$4,133
Gross Profit	$6,130	$5,899	$627	$971
Net Income (Loss)	$(926)	$258	$(524)	$1,745

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2024 and through the date of this filing, there was no portfolio activity or other events to report.

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2023 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2024.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at June 30, 2024	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2023	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2024
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021 (3)	$4,500,000	$-	$4,736,141	$-	$-	-	$(552,109)	$4,184,032
Unsecured loan Consolidated BL Note 6.33% due 12/31/2024	$1,381,586	43,607	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$-	-	173,399	-	(5,549,735)	-	5,376,336	-
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,543,841	-	-	-	(82,237)	1,461,604
First Lien Revolving Loan 10%, due 5/8/2026	-	-	-	15,000	-	-	-	15,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	9,877,041	-	-	-	(2,142,716)	7,734,325
Revolving Loan, 8% Cash, due 12/31/2024	$2,251,000	91,040	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$134,647	$18,581,422	$15,000	$(5,549,735)	$-	$2,792,206	$15,645,961

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of June 30, 2024 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At June 30, 2024, the Company had investments in 4 portfolio companies. The total cost and fair value of the total investments were approximately $33.8 million and $22.1 million, respectively. The composition of our investments by asset class as of June 30, 2024 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$8,618,944	$10,000,325	45.23%
Second Lien Loans	11,569,054	10,647,157	48.16
Unsecured Loans	1,381,586	-	-
Equity	12,256,166	1,461,604	6.61
Total Portfolio Investments	$33,825,750	$22,109,086	100.0%

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

At June 30, 2024, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 11.73% of which approximately 9.12% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2023, our weighted average yield based upon cost of our portfolio investments was approximately 11.86% of which approximately 10.23% is current cash interest.

At June 30, 2024 and December 31, 2023, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the six months ended June 30, 2024 are as follows:

●	On May 8, 2024, the Company entered into a loan agreement with PCC SBH Sub, Inc. to loan up to $100,000 in advances as the Company sees fit for operating capital. Any funds advanced will accrue interest at the rate of 10% for the first year of the agreement, then interest only will be payable quarterly in arrears. The agreement has a maturity date of May 8, 2026 and is secured by a first lien on all entity assets.

●	On May 10, 2024, the Company advanced $15,000 under its loan agreement with PCC SBH Sub, Inc.

●	On June 27, 2024, the Company received a final distribution in the amount of $192,932 of the remaining funds in Dominion Medical Management, Inc. (“Dominion”). This amount will be applied to the Company’s first lien loan to Dominion. The Company will take a capital loss for any remaining balance in its first lien loan to Dominion and to any equity investments in Integrated Medical Partners, LLC.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024			As of December 31, 2023
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	6,478,125	31.37	1	6,916,339	28.88	1
3	—	—	—	12,128,041	50.63	1
4	14,169,357	68.63	2	4,736,141	19.77	1
5	—	—	1	173,399	0.72	1
	$20,647,482	100.00%	4	$23,953,920	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2024, we had 2 loans on non-accrual status. As of December 31, 2023, we had 3 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023

	Three Months Ended June 30, 2024 (unaudited)		Three Months Ended June 30, 2023 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$315,863	$0.003	$738,594	$0.006
Other income	3,791	0.000	1,461	0.000
Total investment income	319,654	0.003	740,055	0.006

Operating expenses
Management fees	67,212	0.001	74,239	0.001
Administration fees	104,914	0.001	102,631	0.001
Professional fees	14,540	0.000	-	0.000
Audit fees	55,120	0.000	20,800	0.000
Legal fees	36,948	0.000	76,987	0.001
Valuation fees	22,500	0.000	22,500	0.000
Directors’ fees	38,625	0.000	38,625	0.000
Insurance expense	18,004	0.000	38,528	0.000
Other general and administrative expenses	44,588	0.000	45,508	0.000
Total operating expenses	402,451	0.002	419,818	0.003

Net investment income (loss) before tax	(82,797)	(0.001)	320,237	0.003
Income tax expense	552	-	5,456	-
Net investment income (loss) after tax	$(83,349)	$(0.001)	$314,781	$0.003
Net change in unrealized gain (loss)	$4,500,937	$0.038	$2,160,718	$0.018
Realized gain (loss) on investments	$(5,549,735)	$(0.046)	$-	$-
Net increase (decrease) in net assets resulting from operations	$(1,132,147)	$(0.009)	$2,475,499	$0.021

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended June 30, 2024 and June 30, 2023, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $77,701 and $22,500 for the three months ended June 30, 2024 and 2023, respectively.

Operating Expenses

Total operating expenses decreased from $419,818 for the three months ended June 30, 2023 to $402,451 for the three months ended June 30, 2024. The decrease is primarily due to a decrease in administration fees, audit fees, legal fees and insurance expense for the three months ended June 30, 2024.

Total operating expenses per share was $0.003 per share for the three months ended June 30, 2023 and the three months ended June 30, 2024.

Net Investment Income (Loss) after tax

Net investment income (loss) (after tax) decreased from income of $314,781 for the three months ended June 30, 2023 to loss of $(83,349) for the three months ended June 30, 2024. This decrease in income was primarily due to a decrease in interest income.

Net investment income (loss) (after tax) per share decreased from $0.003 to $(0.001) for the three months ended June 30, 2023 and 2024, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2024 we recognized realized loss of $(5,549,735) and for the three months ended 2023, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a gain of $4,500,937 for the three months ended June 30, 2024 primarily in connection by gains of $4,226,523, $1,322,811 and $731,121 on Integrated Medical Partners, LLC, Dominion Medical Management and Performance Alloys, LLC, respectively.

Net change in unrealized gain (loss) on investments totaled a gain of $2,160,718 for the three months ended June 30, 2023 primarily in connection by gains of $1,820,058, and $589,808 on Advantis Certified Staffing Solutions, Inc. and Rockfish Seafood Grill, Inc., respectively.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023

	Six Months Ended June 30, 2024 (unaudited)		Six Months Ended June 30, 2023 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$628,826	$0.005	$1,447,127	$0.012
Other income	7,600	0.000	1,662	0.000
Total investment income	636,426	0.005	1,448,789	0.012

Operating expenses
Management fees	143,958	0.001	162,204	0.001
Administration fees	209,829	0.002	205,262	0.002
Audit fees	107,120	0.001	81,536	0.001
Tax preparation fee	14,540	0.000	-	0.000
Legal fees	75,676	0.001	111,290	0.001
Valuation fees	45,000	0.000	45,000	0.000
Directors’ fees	77,250	0.001	77,250	0.001
Insurance expense	50,840	0.000	84,800	0.001
Interest expense	-	0.000	207	0.000
Other general and administrative expenses	75,706	0.001	84,033	0.001
Total operating expenses	799,919	0.007	851,582	0.007

Net investment income (loss) before tax	(163,493)	(0.002)	597,207	0.005
Income tax expense	1,954	0.0000	5,456	0.000
Net investment income (loss) after tax	$(165,447)	$(0.002)	$591,751	$0.005
Net change in unrealized gain (loss)	$(2,050,915)	$(0.017)	$866,686	$0.007
Realized gain (loss) on investments	$(5,549,735)	$(0.046)	$-	$-
Net increase (decrease) in net assets resulting from operations	$(7,766,097)	$(0.065)	$1,458,437	$0.012

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the six months ended June 30, 2024 and June 30, 2023, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $152,715 and $22,500 for the six months ended June 30, 2024 and 2023, respectively.

Operating Expenses

Total operating expenses decreased from $851,582 for the six months ended June 30, 2023 to $799,919 for the six months ended June 30, 2023. The decrease is primarily due to a decrease in management fees, legal fees and insurance expense for the six months ended June 30, 2024.

Total operating expenses per share were $0.007 per share and $0.007 per share for the six months ended June 30, 2023 and 2024, respectively.

Net Investment Income (Loss) after tax

Net investment income (loss) (after tax) decreased from income of $591,751 for the six months ended June 30, 2023 to a loss of $(165,447) for the six months ended June 30, 2024. This decrease in income was primarily due to a decrease in total investment income explained above, which was offset by a decrease in operating expenses.

Net investment income (loss) (after tax) per share decreased from $0.005 to $(0.002) for the six months ended June 30, 2023 and 2024, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the six months ended June 30, 2024 there was net realized losses of $(5,549,735) relating to sales of investments. In June 2023, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(2,050,915) for the six months ended June 30, 2024 primarily in connection with loss of $(4,843,121), $(2,142,716), and gains of $4,226,523, $1,342,745 on Performance Alloys, Inc., Rockfish Seafood Grill. Inc., Integrated Medical Partners, LLC and Dominion Medical Management.

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

As of June 30, 2024, we had $1,956,392 in cash and cash equivalents and $47,465 in restricted cash, and our net assets totaled $24,138,465. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of June 30, 2024, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the three months ended June 30, 2024 and 2023, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended June 30, 2024 and June 30, 2023 were $67,212 and $74,239, respectively. Management fees earned by House Hanover for the six months ended June 30, 2024 and June 30, 2023 were $143,958 and $162,204, respectively.

As of June 30, 2024 and December 31, 2023, management fees of $143,958 and $78,889, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $104,914 and $64,875 for the three months ended June 30, 2024 and 2023, respectively, as shown on the Statements of Operations under administration fees. Administration fees were $209,829, and $129,750 for the six months ended June 30, 2024 and 2023, respectively, as shown on the Statements of Operations under administration fees. As of June 30, 2024 and December 31, 2023 there were $129,750 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

Recent Developments

Subsequent to the quarter ending June 30, 2024 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of June 30, 2024, all of our debt investments are fixed rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2024), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2024, there were no material legal proceedings against the Company or any of its officers or directors.

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

Dated: August 14, 2024	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2024	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)