Form 10-Q
period 2024-09-30
PRINCETON CAPITAL CORP
filed 2024-11-13
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 13, 2024 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Control investments at fair value (cost of $21,675,606 and $27,353,273, respectively)	$15,415,590	$18,581,422
Non-control/non-affiliate investments at fair value (cost of $12,281,521 and $12,047,429, respectively)	5,838,750	11,153,531
Total investments at fair value (cost of $33,957,127 and $39,400,702, respectively)	21,254,340	29,734,953
Cash and cash equivalents	1,438,998	1,937,768
Restricted cash	32,759	41,891
Due from portfolio companies	31,789	26,592
Interest receivable, net of allowance for bad debt of $0 and $16,549, respectively	525,005	525,685
Prepaid expenses	109,615	47,306
Total assets	23,392,506	32,314,195

LIABILITIES
Accrued management fees	58,140	78,889
Accounts payable	106,361	159,472
Due to affiliates(1)	64,875	64,875
Taxes expense payable	5,206	64,537
Deferred fee income	31,395	-
Accrued expenses and other liabilities	1,125	41,860
Total liabilities	267,102	409,633

Commitments and contingencies (Note 8)	-	-

Net assets	$23,125,404	$31,904,562

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at September 30, 2024 and December 31, 2023)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(41,863,966)	(33,084,808)
Total net assets	$23,125,404	$31,904,562
Net asset value per share	$0.192	$0.265

(1)	Amounts under Due to affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC, for the reimbursement of administration fees that it incurs on the Company’s behalf (see Note 7).

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$173,452	$172,500	$514,917	$1,081,875
Interest income paid in kind from non-control/non-affiliate investments	81,378	70,641	234,092	93,141
Interest income from control investments	68,065	266,292	202,712	781,544
Other income from non-control/non-affiliate investments	3,488	3,488	10,465	4,651
Other income from non-investment sources	315	357	938	856
Total investment income	326,698	513,278	963,124	1,962,067

OPERATING EXPENSES
Management fees	58,140	76,453	202,098	238,657
Administration fees	107,024	104,915	316,853	310,177
Tax preparation fees	-	-	14,540	-
Audit fees	20,800	20,800	127,920	102,336
Legal fees	47,361	37,501	123,037	148,791
Valuation fees	22,500	22,500	67,500	67,500
Directors’ fees	38,625	38,625	115,875	115,875
Insurance expense	33,198	33,196	84,038	117,996
Interest expense	-	-	-	207
Other general and administrative expenses	24,586	20,362	100,292	104,395
Total operating expenses	352,234	354,352	1,152,153	1,205,934

Net investment income (loss) before income tax expense	(25,536)	158,926	(189,029)	756,133
Income tax expense	1,402	174	3,356	5,630
Net investment income (loss) after income tax expense	(26,938)	158,752	(192,385)	750,503

Net realized gain (loss) on:
Control investments	-	-	(5,549,735)	-
Total net realized gain (loss) on investments	-	-	(5,549,735)	-

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(705,752)	(186,948)	(5,548,873)	(587,373)
Control investments	(280,371)	(755,004)	2,511,835	512,107
Net change in unrealized gain (loss) on investments	(986,123)	(941,952)	(3,037,038)	(75,266)
Net realized and unrealized loss on investments	(986,123)	(941,952)	(8,586,773)	(75,266)
Net increase (decrease) in net assets resulting from operations	$(1,013,061)	$(783,200)	$(8,779,158)	$675,237

Net investment income (loss) per share
Basic	$0.000	$0.001	$(0.002)	$0.006
Diluted	$0.000	$0.001	$(0.002)	$0.006
Net increase (decrease) in net assets resulting from operations per share
Basic	$(0.008)	$(0.007)	$(0.073)	$0.006
Diluted	$(0.008)	$(0.007)	$(0.073)	$0.006
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three and Nine Months Ended September 30,
	2024	2023
Net assets at beginning of year	$31,904,562	$32,083,462

Increase (decrease) in net assets resulting from operations
Net investment income (loss)	(82,098)	276,970
Net change in unrealized loss on investments	(6,551,852)	(1,294,032)
Net Increase (decrease) in net assets resulting from operations	(6,633,950)	(1,017,062)

Total decrease in net assets	(6,633,950)	(1,017,062)
Net assets at March 31	25,270,612	31,066,400

Increase (decrease) in net assets resulting from operations
Net investment income (loss)	(83,349)	314,781
Net realized gain (loss) on investments	(5,549,735)	-
Net change in unrealized gain on investments	4,500,937	2,160,718
Net increase (decrease) in net assets resulting from operations	(1,132,147)	2,475,499

Total increase (decrease) in net assets	(1,132,147)	2,475,499
Net assets at June 30	$24,138,465	$33,541,899

Increase (decrease) in net assets resulting from operations
Net investment income (loss)	(26,938)	158,752
Net change in unrealized gain (loss) on investments	(986,123)	(941,952)
Net increase (decrease) in net assets resulting from operations	(1,013,061)	(783,200)

Total decrease in net assets	(1,013,061)	(783,200)
Net assets at September 30	$23,125,404	$32,758,699

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(8,779,158)	$675,237
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	5,549,735	-
Net change in unrealized loss on investments	3,037,038	75,266
Purchase of investments	(65,000)	-
Increase in investments due to PIK	(234,092)	(93,141)
Sale of investments	192,932	-
Changes in operating assets and liabilities:
Due from portfolio companies	(5,197)	(250)
Interest receivable	17,229	(222,066)
Allowance for bad debt	(16,549)	-
Prepaid expenses	(62,309)	(44,951)
Taxes receivable	-	(3,918)
Accrued management fees	(20,749)	(15,481)
Accounts payable	(53,111)	(51,048)
Taxes expense payable	(59,331)	4,092
Deferred fee income	31,395	45,349
Accrued expenses and other liabilities	(40,735)	(64,657)
Net cash provided by (used in) operating activities	(507,902)	304,432

Net increase (decrease) in cash, cash equivalents and restricted cash	(507,902)	304,432
Cash, cash equivalents and restricted cash at beginning of period	1,979,659	1,566,546
Cash, cash equivalents and restricted cash at end of period	$1,471,757	$1,870,978

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$-	$207
Income tax paid	$62,687	$1,538

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2024

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,194,843	18.14%
Unsecured loan 6.33%, due 12/31/2024 (6)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	4,194,843	18.14%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	1,419,355	6.14%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$65,000	65,000	65,000	0.28%
Total				2,590,481	1,484,355	6.42%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (4) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	7,485,392	32.37%
Revolving Loan, 8% Cash, due 12/31/2024(6)		6/29/2015	$2,251,000	2,251,000	2,251,000	9.73%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	9,736,392	42.10%
Total control investments				21,675,606	15,415,590	66.66%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2026 (3) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,150,431	$7,150,431	$5,838,750	25.25%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,281,521	5,838,750	25.25%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2024

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				12,281,521	5,838,750	25.25%
Total Portfolio Investments				33,957,127	21,254,340	91.91%

Total Investments				$33,957,127	$21,254,340	91.91%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	Investment is non-income producing as of September 30, 2024.
(5)	Represents an illiquid investment. At September 30, 2024, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.
(6)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2024

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of September 30, 2024:

	September 30, 2024
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$21,254,340	91.91%
Total	$21,254,340	91.91%

	September 30, 2024
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$9,736,392	42.10%
Nickel Pipe, Fittings and Flanges	5,838,750	25.25
Staffing	4,194,843	18.14
Energy Services	1,484,355	6.42
Total	$21,254,340	91.91%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2023

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$4,736,141	14.84%
Unsecured loan 6.33%, due 12/31/2024 (6)		10/01/2019	$1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	4,736,141	14.84%
Dominion Medical Management, Inc.	Milwaukee, WI
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3) 4)	Medical Business Services	3/22/2018	$1,516,144	1,516,144	173,399	0.54%
Integrated Medical Partners, LLC
Preferred Membership, Class A units (4)		3/13/2015	800	4,196,937	-	-%
Preferred Membership, Class B units (4)		3/13/2015	760	29,586	-	-%
Common Units (4)		3/13/2015	14,082	-	-	-%
Total				5,742,667	173,399	0.54%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	1,543,841	4.84%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	9,877,041	30.96%
Revolving Loan, 8% Cash, due 12/31/2024 (6)		6/29/2015	$2,251,000	2,251,000	2,251,000	7.06%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	12,128,041	38.02%
Total control investments				27,353,273	18,581,422	58.24%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 4% PIK, due 12/31/2026 (3) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$6,916,339	$6,916,339	$6,916,339	21.68%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	4,237,192	13.28%
Total				12,047,429	11,153,531	34.96%

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

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2023

(Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2023:

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

September 30, 2024

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of September 30, 2024 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the nine months ended September 30, 2024 may not be indicative of the results ultimately achieved for the year ended December 31, 2024 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2024, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, and Rockfish Seafood Grill, Inc. as defined under the 1940 Act. As of December 31, 2023, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, Rockfish Seafood Grill, Inc., Integrated Medical Partners, LLC and Dominion Medical Management, Inc. as defined under the 1940 Act.

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forgo the risks for gains and losses related to that instrument. Specifically, we record all security transactions on a trade-date basis. Investments in other non-security financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled are reported as receivables for investments sold or payable for investments acquired, respectively, in the Statements of Assets and Liabilities.

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

September 30, 2024

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of September 30, 2024, there were no changes in the valuation technique for the Company’s investments from the prior quarter.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

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

September 30, 2024

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	September 30,	December 31,
	2024	2023
Cash and Cash Equivalents	$1,438,998	$1,937,768
Restricted Cash	32,759	41,891
Total Cash, Cash Equivalents and Restricted Cash	$1,471,757	$1,979,659

As of September 30, 2024 and December 31, 2023, restricted cash consisted of cash held for deposit with law firms that represented the Company in its litigation with Great Value Storage, LLC and an appeal on a matter incurred in the normal operating course of business. The deposit held for by the law firm representing the Company in its litigation with Great Value Storage, LLC was returned on October 9, 2024 in the amount of $27,758.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of September 30, 2024 and December 31, 2023, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources, can include loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $3,488 and $3,488 for the three months ended September 30, 2024, and 2023, respectively. Income from such sources was $10,465 and $4,651 for the nine months ended September 30, 2024, and 2023, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $315 and $357 for the three months ended September 30, 2024 and 2023, respectively. Income from such sources was $938 and $856 for the nine months ended September 30, 2024 and 2023, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and nine months ended September 30, 2024, the Company had $81,378 and $234,092 of PIK interest, respectively. For the three and nine months ended September 30, 2023, the Company had $70,641 and $93,141 of PIK interest.

Net Realized Gain and Loss

Net realized gain (loss) on investments is the difference between the proceeds received from the dispositions of portfolio investments and their amortized cost.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the nine months ended September 30, 2024 and 2023, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

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

For the nine months ended September 30, 2024 and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

For the nine months ended September 30, 2023 no dividends were declared or distributed to stockholders.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the periods presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and nine months ended September 30, 2024 and 2023, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has evaluated and will continue to evaluate the impact of the adoption of ASU 2022-02 on its financial statements and disclosures. Presently, the adoption of ASU 2022-02 has no impact on the Company’s financial statements and disclosures.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which changed the fair value measurement disclosure requirements of ASC Topic 820, “Fair Value Measurements and Disclosures The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has evaluated and will continue to evaluate the impact the adoption of this new accounting standard will have on its financial statements, but the impact of the adoption is not expected to be material. Presently, the adoption of this new accounting standard has no impact on the Company’s financial statements.

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

September 30, 2024

(Unaudited)

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended September 30, 2024 and 2023, and the nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net increase (decrease) in net assets resulting from operations	$(1,013,061)	$(783,200)	$(8,779,158)	$675,237
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.008)	$(0.007)	$(0.073)	$0.006
Diluted	$(0.008)	$(0.007)	$(0.073)	$0.006

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$9,801,392	$9,801,392
Second Lien Loans	-	-	10,033,593	10,033,593
Equity	-	-	1,419,355	1,419,355
Unsecured Debt			-	-
Total Portfolio Investments	-	-	21,254,340	21,254,340
Total Investments	$-	$-	$21,254,340	$21,254,340

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$12,301,440	$12,301,440
Second Lien Loans	-	-	11,652,480	11,652,480
Equity	-	-	5,781,033	5,781,033
Total Portfolio Investments	-	-	29,734,953	29,734,953
Total Investments	$-	$-	$29,734,953	$29,734,953

During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2 or Level 3. During the nine months ended September 30, 2024, the Company made a new first lien loan in the amount of $65,000.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2024 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$12,301,440	$11,652,480	$-	$5,781,033	$29,734,953
Purchases of investments	65,000	-	-	-	65,000
Sales or repayment of investments	(192,932)	-	-	-	(192,932)
Payment-in-kind interest	-	234,092	-	-	234,092
Change in unrealized gain (loss) on investments	(1,048,904)	(1,852,979)	-	(135,155)	(3,037,038)
Realized gain (loss) on investments	(1,323,212)	-	-	(4,226,523)	(5,549,735)
Fair value at end of period	$9,801,392	$10,033,593	$-	$1,419,355	$21,254,340
Change in unrealized gain (loss) on Level 3 investments still held as of September 30, 2024	$(1,048,904)	$(1,852,979)	$-	$(135,155)	$(3,037,038)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2023 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$13,144,967	$10,976,647	$-	$6,442,474	$30,564,088
Sales or repayment of investments	-	-	-	-	-
Payment-in-kind interest	-	166,339	-	-	166,339
Realized gain (loss) on investments	-	-	-	(1,200)	(1,200)
Change in unrealized gain (loss) on investments	(843,527)	509,494	-	(660,241)	(994,274)
Transfers in/out	-	-	-	-	-
Fair value at end of year	$12,301,440	$11,652,480	$-	$5,781,033	$29,734,953
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2023	$(843,527)	$509,494	$-	$(660,241)	$(994,274)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2024:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$9,736,392	Enterprise Value Coverage	EV / STORE LEVEL EBITDAR	5.00x-5.50x (5.25x)
			Location Value	$1,400,000-$1,600,000 ($1,500,000)
	65,000	Appraisal Value Coverage	Cost Approach	$1,350,000-$1,650,000 ($1,500,000)
			Sales Comparison Approach	$1,404,000-$1,716,000 ($1,560,000)
Total	9,801,392

Second Lien Loans	7,114,217	Enterprise Value Coverage	EV / LTM Revenue	0.40x-0.45x (0.43x)
			EV / PF Revenue	1.05x-1.15x (1.10x)
	2,919,376	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	72%-106% (89%)
Total	10,033,593

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.40x-0.45x (0.43x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.40x-0.45x (0.43x)
			EV / PF Revenue	1.05x-1.15x (1.10x)
			EV / Store level EBITDAR Location Value	5.00x-5.50x (5.25x) $1,400,000-$1,600,000 ($1,500,000)
	-	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	72%-106% (89%)

	1,419,355	Appraisal Value Coverage	Cost Approach	$1,350,000-$1,650,000 ($1,500,000)
			Sales Comparison Approach	$1,404,000-$1,716,000 ($1,560,000)
Total	1,419,355
Total Level 3 Investments	$$21,254,340

(1)	There were no changes in the valuation technique for the Company’s investments from the prior quarter.
(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2023:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$12,128,041	Enterprise Value Coverage	EV / Store level EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$1,425,000-$1,625,000 (1,525,000)
Total	12,128,041

Second Lien Loans	11,652,480	Enterprise Value Coverage	EV / Run Rate Revenue	0.37x-0.42x (0.39x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
Total	11,652,480

Unsecured Loans	-	Enterprise Value Coverage	EV / Run Rate Revenue	0.37x-0.42x (0.39x)
Total	-

Equity	4,237,192	Enterprise Value Coverage	EV / Run Rate Revenue	0.37x-0.42x (0.39x)
			EV / PF EBITDA	5.50x-6.50x (6.00x)
			EV / Store level EBITDAR	5.25x-5.75x (5.50x)
			Location Value	$1,425,000-$1,625,000 ($1,525,000)
			Cost Approach	$1,413,000-$1,727,000 (1,570,000)
	1,543,841	Appraisal Value Coverage	Sales Comparison Approach	$1,440,000-$1,760,000 ($1,600,000)
Total	5,781,033
Total Level 3 Investments	$29,561,554

(3)	There were no changes in the valuation technique for the Company’s investments from the prior quarter.
(4)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

A Level 3 investment, valued at $173,399, was an investment in a portfolio company that ceased operations in the second quarter of 2022. This value consisted of an estimate of remaining cash available to distribute to priority lienholders. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2023.

As of September 30, 2024 and December 31, 2023, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments. By considering multiple valuation approaches (and consequently, multiple valuation techniques), the valuation approaches and techniques are not likely to change from one period of measurement to the next; however, the weighting of each in determining the final fair value of a Level 3 investment may change based on recent events or transactions. Refer to “Note 2—Significant Accounting Policies” for more detail.

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

September 30, 2024

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

Subject to supervision by the Company’s Board, House Hanover oversees the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the House Hanover Investment Advisory Agreement, House Hanover, among other things, (i) determines the composition and allocation of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the Company’s investments; (iv) determines the securities and other assets that the Company shall purchase, retain, or sell; (v) performs due diligence on prospective portfolio companies; (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds; and (vii) if directed by the Board, assists in the execution and closing of the sale of the Company’s assets or a sale of the equity of the Company in one or more transactions. House Hanover’s services under the House Hanover Investment Advisory Agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to the Company are not impaired. At the request of the Company, House Hanover, upon any transition of the Company’s investment advisory relationship to another investment advisor or upon any internalization, shall provide reasonable transition assistance to the Company and any successor investment advisor.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Management Fee

Pursuant to the House Hanover Investment Advisory Agreement, the Company pays House Hanover a base management fee for investment advisory and management services. The cost of the base management fee is ultimately borne by the Company’s stockholders. The House Hanover Investment Advisory Agreement does not contain an incentive fee component.

The base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents net of all indebtedness of the Company for borrowed money and other liabilities of the Company. The base management fee is payable quarterly in arrears, and determined as set forth in the preceding sentence at the end of the two most recently completed calendar quarters. The Board may retroactively adjust the valuation of the Company’s assets and the resulting calculation of the base management fee in the event the Company or any of its assets are sold or transferred to an independent third-party or the Company or House Hanover receives an audit report or other independent third party valuation of the Company. To the extent that any such adjustment increases or decreases the base management fee of any prior period, the Company will be obligated to pay the amount of increase to House Hanover or House Hanover will be obligated to refund the decreased amount, as applicable.

Management fees earned by House Hanover for the three months ended September 30, 2024 and September 2023 were $58,140 and $76,453, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2024 and 2023 were $202,098 and $238,657, respectively.

As of September 30, 2024 and December 31, 2023, management fees of $58,140 and $78,889, respectively, were payable to House Hanover.

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

Except as provided in the preceding paragraph the Company reimburses House Hanover all direct and indirect costs and expenses incurred by it during the term of the House Hanover Investment Advisory Agreement for (i) due diligence of potential investments of the Company, (ii) monitoring performance of the Company’s investments, (iii) serving as officers of the Company, (iv) serving as directors and officers of portfolio companies of the Company, (v) providing managerial assistance to portfolio companies of the Company, and (vi) enforcing the Company’s rights in respect of its investments and disposing of its investments; provided, however, that, any third-party expenses incurred by House Hanover in excess of $50,000 in the aggregate in any calendar quarter will require advance approval by the Board of the Company.

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

September 30, 2024

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

September 30, 2024

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

On January 1, 2018, Princeton Capital Corporation directly entered into a service agreement with SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to the Company. In exchange for providing services, the Company pays the Sub-Administrator an asset-based fee with a $168,596 annual minimum as adjusted for any reimbursement of expenses. This annual minimum was amended in the service agreement on April 20, 2019 and has increased annually by the US Consumer Price Index – All Urban Consumers per the service agreement on July 1st of each year beginning on July 1, 2020. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $64,875 and fees to the Sub-Administrator were $42,149 for the three months ended September 30, 2024, as shown on the Statements of Operations under administration fees. Administration fees were $194,625 and fees to the Sub-Administrator were $122,228 for the nine months ended September 30, 2024, as shown on the Statements of Operations under administration fees.

Administration fees were $64,875 and fees to the Sub-Administrator were $40,040 for the three months ended September 30, 2023, as shown on the Statements of Operations under administration fees. Administration fees were $194,625 and fees to the Sub-Administrator were $115,552 for the nine months ended September 30, 2023, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2024, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.200	$0.278
Net investment gain (loss)	-	0.001
Change in unrealized loss	(0.008)	(0.007)
Realized gain (loss)	-	-
Net asset value at end of period	$0.192	$0.272
Total return based on net asset value (2)	(4.00)%	(2.2)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$23,125,404	$32,758,699
Average net assets	$24,127,453	$33,533,386
Ratio of net operating expenses to average net assets (3)	5.8%	4.2%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.8%	3.3%
Ratio of net investment income (loss) to average net assets (3)	(0.4)%	1.9%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	(0.4)%	1.9%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(16.7)%	(9.3)%
Portfolio Turnover	0.23%	0.0%

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.265	$0.266
Net investment income (loss)	(0.002)	0.006
Change in unrealized gain (loss)	(0.025)	-
Realized gain (loss)	(0.046)	-
Net asset value at end of period	$0.192	$0.272
Total return based on net asset value (2)	(27.5)%	2.3%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$23,125,404	$32,758,699
Average net assets	$27,061,680	$32,238,403
Ratio of net operating expenses to average net assets (3)	5.7%	5.0%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	4.7%	4.0%
Ratio of net investment income (loss) to average net assets (3)	(0.9)%	3.1%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	(1.0)%	3.1%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	(43.2)%	2.8%
Portfolio Turnover	0.27%	0.00%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per Share Data (1):
Net asset value at beginning of period	$0.266	$0.286	$0.187	$0.276	$0.345
Net investment income (loss)	0.007	(0.006)	(0.007)	(0.005)	(0.009)
Change in unrealized gain (loss)	(0.008)	0.025	0.106	(0.022)	(0.060)
Realized gain (loss)	-	0.036	-	(0.062)	-
Dividend distribution	-	(0.075)	-	-	-
Net asset value at end of period	$0.265	$0.266	$0.286	$0.187	$0.276
Total return based on net asset value (2)	(0.4)%	(7.0)%	52.9%	(32.60)%	(20.0)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$31,904,562	$32,083,462	$34,472,992	$22,479,540	$33,280,329
Average net assets	$32,367,368	$35,317,720	$29,126,862	$25,276,013	$38,504,249
Total operating expenses to average net assets	4.9%	6.6%	6.0%	6.2%	5.8%
Net operating expenses to average net assets	4.9%	6.6%	6.0%	6.2%	5.8%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.0%	5.6%	5.1%	5.2%	4.9%
Net investment income (loss) to average net assets	2.5%	(2.2)%	(3.0)%	(2.7)%	(2.8)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	2.5%	(2.3)%	(3.0)%	(3.0)%	(2.8)%
Net increase (decrease) in net assets resulting from operations to average net assets	(0.6)%	18.8%	41.2%	(42.7)%	(21.5)%
Portfolio Turnover	0.0%	32.3%	0.4%	0.4%	0.7%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three months ended March 31, 2022 and 2021, the Company did not exclude any nonrecurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2024. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

Risks and Uncertainties

Russia/Belarus Action with Ukraine

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, may materially impact the valuation of the portfolio investments and in turn, the net asset value of the Company. The specific impact on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of these financial statements.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 9 – UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

The Company’s investments are primarily in private small and lower middle-market companies. In accordance with Rules 3.09 and 4.08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. On May 21, 2020, the SEC adopted rule amendments to be effective on January 1, 2021. Under the new rules, a new definition of “significant subsidiary” was adopted.

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

The Company has determined that Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at September 30, 2024 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$12,296	$11,940	$4,129	$5,820
Gross Profit	$8,715	$8,479	$931	$1,356
Net Income (Loss)	$(1,480)	$(227)	$(739)	$1,418

NOTE 10 – SUBSEQUENT EVENTS

On October 9, 2024, the deposit held for by the law firm representing the Company in its litigation with Great Value Storage, LLC was returned in the amount of $27,758.

Other than the event listed above, subsequent to the quarter ended September 30, 2024 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2023 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2024.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2024	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2023	Purchases(2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2024
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021 (3)	$4,500,000	$-	$4,736,141	$-	$-	$-	$(541,298)	$4,194,843
Unsecured loan Consolidated BL Note 6.33% due 12/31/2024	$1,381,586	65,651	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$-	-	173,399	-	(5,742,667)	-	5,569,268	-
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	-	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	-	-	-	-	-	-	-	-
Common Units (3)	-	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,543,841	-	-	-	(124,486)	1,419,355
First Lien Revolving Loan 10%, due 5/8/2026	65,000	-	-	65,000	-	-	-	65,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	9,877,041	-	-	-	(2,391,649)	7,485,392
Revolving Loan, 8% Cash, due 12/31/2024	$2,251,000	137,061	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$202,712	$18,581,422	$65,000	$(5,742,667)	$-	$2,511,835	$15,415,590

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2022 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2023.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2023	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2022	Purchases(2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2023
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,656,647	$-	$-	$-	$1,259,626	$4,916,273
Unsecured loan Consolidated BL Note 6.33% due 12/31/2023	$1,381,586	65,411	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	184,999	-	-	-	(10,977)	174,022
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,698,329	-	-	-	(106,143)	1,592,186
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018	$6,352,944	579,572	10,708,968	-	-	-	(630,399)	10,078,569
Revolving Loan, 8% PIK, due 12/31/2023	$2,251,000	136,561	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$781,544	$18,499,943	$-	$-	$-	$512,107	$19,012,050

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of September 30, 2024 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At September 30, 2024, the Company had investments in 4 portfolio companies. The total cost and fair value of the total investments were approximately $34.0 million and $21.3 million, respectively. The composition of our investments by asset class as of September 30, 2024 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$8,668,944	$9,801,392	46.11%
Second Lien Loans	11,650,431	10,033,593	47.21
Unsecured Loans	1,381,586	-	-
Equity	12,256,166	1,419,355	6.68
Total Portfolio Investments	$33,957,127	$21,254,340	100.0%

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

At September 30, 2024, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 11.94% of which approximately 9.31% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2023, our weighted average yield based upon cost of our portfolio investments was approximately 11.86% of which approximately 10.23% is current cash interest.

At September 30, 2024 and December 31, 2023, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the nine months ended September 30, 2024 are as follows:

●	On May 8, 2024, the Company entered into a loan agreement with PCC SBH Sub, Inc. to loan up to $100,000 in advances as the Company sees fit for operating capital. Any funds advanced will accrue interest at the rate of 10% for the first year of the agreement, then interest only will be payable quarterly in arrears. The agreement has a maturity date of May 8, 2026 and is secured by a first lien on all entity assets.

●	On May 10, 2024, the Company advanced $15,000 under its loan agreement with PCC SBH Sub, Inc.

●	On June 27, 2024, the Company received a final distribution in the amount of $192,932 of the remaining funds in Dominion Medical Management, Inc. (“Dominion”). This amount will be applied to the Company’s first lien loan to Dominion. The Company will take a capital loss for any remaining balance in its first lien loan to Dominion and to any equity investments in Integrated Medical Partners, LLC.

●	On August 19, 2024, the Company advanced $50,000 under its loan agreement with PCC SBH Sub, Inc.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024			As of December 31, 2023
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	65,000	0.33	1	6,916,339	28.88	1
3	5,838,750	29.44	1	12,128,041	50.63	1
4	13,931,235	70.23	2	4,736,141	19.77	1
5	—	—	—	173,399	0.72	1
	$19,834,985	100.00%	4	$23,953,920	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2024, we had 2 loans on non-accrual status. As of December 31, 2023, we had 3 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

	Three Months Ended September 30, 2024 (unaudited)		Three Months Ended September 30, 2023 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)
Investment income
Interest income	$322,895	$0.003	$509,433	$0.004
Other income	3,803	0.000	3,845	0.000
Total investment income	326,698	0.003	513,278	0.004

Operating expenses
Management fees	58,140	0.001	76,453	0.001
Administration fees	107,024	0.001	104,915	0.001
Audit fees	20,800	0.000	20,800	0.000
Legal fees	47,361	0.001	37,501	0.000
Valuation fees	22,500	0.000	22,500	0.000
Directors’ fees	38,625	0.000	38,625	0.000
Insurance expense	33,198	0.000	33,196	0.000
Other general and administrative expenses	24,586	0.000	20,362	0.000
Total net operating expenses	352,234	0.003	354,352	0.003

Net investment income (loss) before tax	(25,536)	0.000	158,926	0.001
Income tax expense	1,402	0.000	174	0.000
Net investment income (loss) after tax	$(26,938)	$0.000	$158,752	$0.001
Net change in unrealized gain (loss)	$(986,123)	$(0.008)	$(941,952)	$(0.008)
Realized Gain (Loss) on Investments	-	-	-	-
Net increase (decrease) in net assets resulting from operations	$(1,013,061)	$(0.008)	$(783,200)	$(0.007)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended September 30, 2024 and September 30, 2023, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $81,378 and $70,641 for the three months ended September 30, 2024 and 2023, respectively.

Operating Expenses

Total net operating expenses decreased from $354,352 for the three months ended September 30, 2023 to $352,234 for the three months ended September 30, 2024. The decrease is primarily due to a decrease in management fees for the three months ended September 30, 2024.

Total operating expenses per share was $0.003 per share for the three months ended September 30, 2023 and the three months ended September 30, 2024.

Net Investment Income (Loss) after tax

Net investment income (loss) (after tax) decreased from income of $158,752 for the three months ended September 30, 2023 to loss of $ (26,938) for the three months ended September 30, 2024. This decrease in income was primarily due to a decrease in interest income.

Net investment income (loss) (after tax) per share decreased from $0.001 to $(0.000) for the three months ended September 30, 2023 and 2024, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2024 and 2023, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(986,123) for the three months ended September 30, 2024 primarily in connection by losses of $(705,752) and $(248,933) on Performance Alloys, LLC, and Rockfish Seafood Grill, Inc. respectively.

Net change in unrealized gain (loss) on investments totaled a loss of $(941,952) for the three months ended September 30, 2023 primarily in connection by losses of $(288,599), $(451,095) and $(186,948) on Advantis Certified Staffing Solutions, Inc., Rockfish Seafood Grill, Inc. and Performance Alloys, Inc., respectively.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023

	Nine Months Ended September 30, 2024 (unaudited)		Nine Months Ended September 30, 2023 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$951,721	$0.008	$1,956,560	$0.016
Other income	11,403	0.000	5,507	0.000
Total investment income	963,124	0.008	1,962,067	0.016

Operating expenses
Management fees	202,098	0.002	238,657	0.002
Administration fees	316,853	0.003	310,177	0.002
Professional services expense	14,540	0.000	-	0.000
Audit fees	127,920	0.001	102,336	0.001
Legal fees	123,037	0.001	148,791	0.001
Valuation fees	67,500	0.000	67,500	0.001
Directors’ fees	115,875	0.001	115,875	0.001
Insurance expense	84,038	0.001	117,996	0.001
Interest expense	-	0.000	207	0.000
Other general and administrative expenses	100,292	0.001	104,395	0.001
Total net operating expenses	1,152,153	0.010	1,205,934	0.010

Net investment income (loss) before tax	(189,029)	(0.002)	756,133	0.006
Income tax expense	3,356	0.0000	5,630	0.000
Net investment income (loss) after tax	$(192,385)	$(0.002)	$750,503	$0.006
Net change in unrealized gain (loss)	$(3,037,038)	$(0.025)	$(75,266)	$(0.000)
Realized Gain (Loss) on Investments	(5,549,735)	(0.046)	-	-
Net increase (decrease) in net assets resulting from operations	$(8,779,158)	$(0.073)	$675,237	$0.006

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the nine months ended September 30, 2024 and September 30, 2023, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $234,092 and $93,141 for the nine months ended September 30, 2024 and 2023, respectively.

Operating Expenses

Total net operating expenses decreased from $1,205,934 for the nine months ended September 30, 2023 to $1,152,153 for the nine months ended September 30, 2024. The decrease is primarily due to a decrease in management fees, insurance fees and legal fees for the nine months ended September 30, 2024.

Total operating expenses per share was $0.010 per share for the nine months ended September 30, 2023 and for the nine months ended September 30, 2024.

Net Investment Income (Loss) after tax

Net investment income (loss) (after tax) decreased from income of $750,503 for the nine months ended September 30, 2023 to a loss of $(192,385) for the nine months ended September 30, 2024. This decrease in income was primarily due to a decrease in total investment income explained above, which was offset by a decrease in net operating expenses.

Net investment income (loss) (after tax) per share decreased from $0.006 to $(0.002) for the nine months ended September 30, 2023 and 2024, respectively.

Net Realized Gain (Loss)

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the nine months ended September 30, 2024 there was net realized losses of $(5,549,735) relating to sales of investments. In September 2023, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(3,037,038) for the nine months ended September 30, 2024 primarily due to gains of $1,342,745 and $4,226,523 on Dominion Capital Management and Integrated Medical Partners which was offset by losses of $(5,548,873) and $(2,391,649) on Performance Alloys, LLC and Rockfish Seafood Grill, Inc., respectively.

Net change in unrealized gain (loss) on investments totaled a loss of $(75,266) for the nine months ended September 30, 2023 primarily due to a gain of $1,259,626 on Advantis Certified Staffing Solutions, Inc. which was offset by losses of $(587,373) and $(630,399) on Performance Alloys, LLC and Rockfish Seafood Grill, Inc., respectively.

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

As of September 30, 2024, we had $1,438,998 in cash and cash equivalents and $32,759 in restricted cash, and our net assets totaled $23,125,404. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of September 30, 2024, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the three months ended September 30, 2024 and 2023, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended September 30, 2024 and September 30, 2023 were $58,140 and $76,453, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2024 and September 30, 2023 were $202,098 and $238,657, respectively.

As of September 30, 2024 and December 31, 2023, management fees of $58,140 and $78,889, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $107,024 and $104,915 for the three months ended September 30, 2024 and 2023, respectively, as shown on the Statements of Operations under administration fees. Administration fees were $316,853, and $310,177 for the nine months ended September 30, 2024 and 2023, respectively, as shown on the Statements of Operations under administration fees. As of September 30, 2024 and December 31, 2023 there were $64,875 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

Recent Developments

On October 9, 2024, the deposit held for by the law firm representing the Company in its litigation with Great Value Storage, LLC was returned in the amount of $27,758.

Other than the event listed above, subsequent to the quarter ended September 30, 2024 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of September 30, 2024, all of our debt investments are fixed rate.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2024), we performed an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2024, there were no material legal proceedings against the Company or any of its officers or directors.

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

Dated: November 13, 2024	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2024	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)