Form 10-K/A
period 2023-12-31
PRINCETON CAPITAL CORP
filed 2025-03-05
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Princeton Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Original Form 10-K”), to correct summarized financial information for Advantis Certified Staffing Solutions, Inc., an unconsolidated significant subsidiary of the Company (“Advantis”) in Note 10 to Notes to Financial Statements.

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K which was filed with the SEC on January 14, 2025, the Company is restating its previously issued audited financial statements as of and for the fiscal year ended December 31, 2023. Subsequent to the filing of the Original Form 10-K, the Company determined that its Annual Report on Form 10-K should be restated to correctly summarize certain financial information for Advantis. In Note 10 to the financial statements in the Original Form 10-K, the Company inadvertently reported incorrect summarized financial information for Advantis in Advantis’ balance sheet and income statement. With respect to the balance sheet, current assets erroneously did not include an adjusting journal entry to write off a receivable that was deemed no longer collectible in the amount of $285,425 and current liabilities erroneously did not include adjusting journal entries that had a net increase to liabilities of $373,996, of which $477,500 was an increase to liabilities related to the expected results of an ongoing litigation matter and ($103,504) was a net decrease to liabilities from a write off of amounts no longer owed. With respect to the income statement, incorrect information was reported with respect to net revenue, gross profit and net income. Net revenue and gross profit erroneously included intercompany transactions in the amount of $1,952,381 that are eliminated for consolidated presentation. Net income erroneously included the same intercompany transactions in the amount of $1,952,381 that are eliminated for consolidated presentation. The remaining difference included adjusting journal entries for a net decrease to net income of ($659,421), of which $103,504 from operations was a net increase to net income and ($762,925), expected results of an ongoing litigation matter, was a net decrease to net income (collectively, the “Errors”).

The Company principally attributes the Errors to a material weakness in its internal control over financial reporting.

Restatement of Financial Statements

This Form 10-K/A is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal year 2023 restatements described below. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-K.

This Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement and technical non-material changes in the description of the business. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

Part II, Item 8, “Financial Statements and Supplementary Data,” and

Part II, Item 9A, “Controls and Procedures.”

In accordance with applicable SEC rules, this Form 10-K/A includes an updated signature page and certifications of the Company’s Interim Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32 as required by Rule 12b-15.

Refer to Note 1, of the Notes to Restated Financial Statements of this Form 10-K/A for additional information and for the summary of the accounting impacts of the restatement of the Company’s financial statements.

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

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the restated financial statements and notes thereto appearing elsewhere in this Form 10-K.

This discussion reflects the restatement described in the Explanatory Note and in Note 1 of Notes to Restated Financial Statements contained in this annual report. Certain of the financial and other information provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement.

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

Restatement of Previously Issued Financial Statements

On January 8, 2025, the Audit Committee of the Company’s Board of Directors determined that the financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”) should be restated to properly summarize certain financial information for Advantis Certified Staffing Solutions, Inc., an unconsolidated significant subsidiary of the Company for the year ended December 31, 2023.

In Note 10 to the financial statements in the Original Form 10-K, the Company inadvertently reported incorrect summarized financial information for Advantis in Advantis’ balance sheet and income statement. With respect to the balance sheet, current assets erroneously did not include an adjusting journal entry to write off a receivable that was deemed no longer collectible in the amount of $285,425 and current liabilities erroneously did not include adjusting journal entries that had a net increase to liabilities of $373,996, of which $477,500 was an increase to liabilities related to the expected results of an ongoing litigation matter and ($103,504) was a net decrease to liabilities from a write off of amounts no longer owed. With respect to the income statement, incorrect information was reported with respect to net revenue, gross profit and net income. Net revenue and gross profit erroneously included intercompany transactions in the amount of $1,952,381 that are eliminated for consolidated presentation. Net income erroneously included the same intercompany transactions in the amount of $1,952,381 that are eliminated for consolidated presentation. The remaining difference included adjusting journal entries for a net decrease to net income of ($659,421), of which $103,504 from operations was a net increase to net income and ($762,925), expected results of an ongoing litigation matter, was a net decrease to net income (collectively, the “Errors”).

This Item 7 reflects the restated financial statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Princeton Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying Statements of Assets and Liabilities of Princeton Capital Corporation (the "Company"), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement

As discussed in Note 1 to the financial statements, the financial statements for the year ended December 31, 2023 have been restated to reflect the correction of a material error in Note 10 of the Notes to Financial Statements.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2023 and 2022, by correspondence with the portfolio companies, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

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

We have served as the Company's auditor since 2016.

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

March 29, 2024, except for the effects of the restatement disclosed in Note 1, as to which the date is March 5, 2025.

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

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

(As Restated)

NOTE 1 – NATURE OF OPERATIONS AND DESCRIPTION OF RESTATEMENT

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

(As Restated)

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

Restatement of previously issued financial statements

As further described below, the Company’s audited financial statements for the year ended December 31, 2023 have been restated to reflect the correction of a material error in Note 10 of Notes to Financial Statements.

Restatement

The need for the restatement arose out of the determination that the Company inadvertently reported incorrect summarized financial information for Advantis in Advantis’ balance sheet and income statement in Note 10 of Notes to Financial Statements. With respect to the balance sheet, current assets erroneously did not include an adjusting journal entry to write off a receivable that was deemed no longer collectible in the amount of $285,425 and current liabilities erroneously did not include adjusting journal entries that had a net increase to liabilities of $373,996, of which $477,500 was an increase to liabilities related to the expected results of an ongoing litigation matter and ($103,504) was a net decrease to liabilities from a write off of amounts no longer owed. With respect to the income statement, incorrect information was reported with respect to net revenue, gross profit and net income. Net revenue and gross profit erroneously included intercompany transactions in the amount of $1,952,381 that are eliminated for consolidated presentation. Net income erroneously included the same intercompany transactions in the amount of $1,952,381 that are eliminated for consolidated presentation. The remaining difference included adjusting journal entries for a net decrease to net income of ($659,421), of which $103,504 from operations was a net increase to net income and ($762,925), expected results of an ongoing litigation matter, was a net decrease to net income (collectively, the “Errors”).

The following table summarizes the effect of the Errors on the Company’s Notes to Financial Statements for the year ended December 31, 2023:

Advantis Certified Staffing Solutions, Inc.

	As of December 31, 2023 as Reported	Adjustments	As of December 31, 2023 as Restated
Balance Sheet
Current Assets	$4,307	$(286)	$4,021
Noncurrent Assets	-	-	-
Current Liabilities	12,906	374	13,280
Noncurrent Liabilities	-	-	-

	Year Ended December 31, 2023 as Reported	Adjustments	Year Ended December 31, 2023 as Restated
Income Statement
Net Revenue (Loss)	$9,202	$(1,953)	$7,249
Gross Profit	3,608	(1,953)	1,655
Net Income (Loss)	3,126	(2,612)	514

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023
(As Restated)

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

(As Restated)

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

(As Restated)

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

(As Restated)

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

(As Restated)

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

(As Restated)

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

(As Restated)

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

(As Restated)

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
(As Restated)

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
(As Restated)

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
(As Restated)

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

(As Restated)

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

(As Restated)

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

(As Restated)

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

(As Restated)

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

(As Restated)

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

(As Restated)

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

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

(As Restated)

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

(As Restated)

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

(As Restated)

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

The following tables show the summarized financial information for Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

Advantis Certified Staffing Solutions, Inc.

	As of December 31, 2023	As of December 31, 2022
Balance Sheet
Current Assets	$4,021	$2,843
Noncurrent Assets	-	-
Current Liabilities	13,280	12,616
Noncurrent Liabilities	-	-

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Income Statement
Net Revenue (Loss)	$7,249	$8,757	$8,182
Gross Profit	1,655	1,694	1,993
Net Income (Loss)	514	66	269

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

(As Restated)

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
December 31, 2023
(As Restated)

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

(As Restated)

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon, and as of the date of this evaluation, our Interim Chief Executive Officer and Chief Financial Officer determined that, because of the material weakness described below, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2023, our internal control over financial reporting was not effective due to the following material weakness:

●	We do not have the proper procedures in place to verify material information from unconsolidated significant subsidiaries that are required to be included in the Notes to Financial Statements.

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	We intend to implement proper procedures at all levels, including hired outside administrators, to properly review and verify information from our unconsolidated significant subsidiaries in order to ensure proper accounting for the Notes to Financial Statements.

We intend to complete the remediation of the material weakness discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger between Regal One Corporation and Princeton Capital Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.4	Second Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on February 27, 2018).
3.5	Third Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2020).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
4.2	Description of Securities (Incorporated by reference from Exhibit 4.2 of Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).
10.1	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.2	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	Investment Advisory Agreement between Registrant and House Hanover, LLC (Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on May 31, 2018)
14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the years ended December 27, 2023 and December 28, 2022 (Incorporated by reference from Exhibit 99.1 of Registrant’s Annual Report on Form 10-K, filed on March 29, 2024).
99.2	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the year ended December 28, 2022 and December 29,2021 (Incorporated by reference from Exhibit 99.1 of Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: March 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark S. DiSalvo	Interim Chief Executive Officer and Director,	March 5, 2025
Mark S. DiSalvo	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	March 5, 2025
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Darren Stainrod	Director	March 5, 2025
Darren Stainrod

/s/ Martin Laidlaw	Director	March 5, 2025
Martin Laidlaw

/s/ Greg Bennett	Director	March 5, 2025
Greg Bennett