Form 10-Q
period 2025-03-31
PRINCETON CAPITAL CORP
filed 2025-05-15
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 15, 2025 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2025 (unaudited)	December 31, 2024

ASSETS
Control investments at fair value (cost of $21,690,606 and $21,690,606, respectively)	$13,786,639	$15,066,529
Non-control/non-affiliate investments at fair value (cost of $12,365,846 and $12,365,846, respectively)	3,729,375	4,151,250
Total investments at fair value (cost of $34,056,452 and $34,056,452, respectively)	17,516,014	19,217,779
Cash and cash equivalents	1,189,839	1,290,864
Restricted cash	5,000	5,000
Due from portfolio companies	33,574	33,049
Interest receivable, net of allowance for bad debt of $0 and $0, respectively	585,262	584,769
Prepaid expenses	43,942	76,418
Total assets	19,373,631	21,207,879

LIABILITIES
Accrued management fees	104,046	55,286
Accounts payable	79,080	16,545
Due to affiliates(1)	129,750	64,875
Taxes payable	114	-
Accrued expenses and other liabilities	67,544	27,907
Total liabilities	380,534	164,613

Net assets	$18,993,097	$21,043,266

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at March 31, 2025 and December 31, 2024)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(45,996,273)	(43,946,104)
Total net assets	$18,993,097	$21,043,266
Net asset value per share	$0.158	$0.175

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 7 of the Notes to Financial Statements.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$1,973	$170,625
Interest income from control investments	66,584	67,324
Interest income paid-in-kind from non-control/ non-affiliate investments	-	75,014
Other income from non-control/non-affiliate investments	3,488	3,488
Other income from non-investment sources	17	321
Total investment income	72,062	316,772

OPERATING EXPENSES
Management fees	48,760	76,746
Administration fees	107,024	104,915
Audit fees	98,800	52,000
Legal fees	41,888	38,728
Valuation fees	22,500	22,500
Directors’ fees	43,125	38,625
Insurance expense	32,476	32,836
Other general and administrative expenses	25,779	31,118
Total operating expenses	420,352	397,468

Net investment loss before tax	(348,290)	(80,696)
Income tax expense	114	1,402
Net investment loss after taxes	(348,404)	(82,098)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(421,875)	(4,112,000)
Control investments	(1,279,890)	(2,439,852)
Net change in unrealized loss on investments	(1,701,765)	(6,551,852)
Net decrease in net assets resulting from operations	$(2,050,169)	$(6,633,950)

Net investment income (loss) per share
Basic	$(0.003)	$(0.001)
Diluted	$(0.003)	$(0.001)
Net decrease in net assets resulting from operations per share
Basic	$(0.017)	$(0.055)
Diluted	$(0.017)	$(0.055)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31,
	2025	2024
Net assets at beginning of year	$21,043,266	$31,904,562

Decrease in net assets resulting from operations:
Net investment loss	(348,404)	(82,098)
Net change in unrealized loss on investments	(1,701,765)	(6,551,852)
Net decrease in net assets resulting from operations	(2,050,169)	(6,633,950)

Total decrease in net assets	(2,050,169)	(6,633,950)
Net assets at end of period	$18,993,097	$25,270,612

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,050,169)	$(6,633,950)
Adjustments to reconcile decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized loss on investments	1,701,765	6,551,852
Increase in investments due to PIK	-	(75,014)
Changes in operating assets and liabilities:
Due from portfolio companies	(525)	(1,480)
Interest receivable	(493)	739
Prepaid expenses	32,476	32,836
Accrued management fees	48,760	(2,143)
Accounts payable	62,535	134,160
Taxes payable	114	1,402
Due to affiliates	64,875	-
Accrued expenses and other liabilities	39,637	(3,488)
Net cash provided by (used in) operating activities	(101,025)	4,914

Net increase (decrease) in cash and restricted cash	(101,025)	4,914
Cash, cash equivalents and restricted cash at beginning of period	1,295,864	1,979,659
Cash, cash equivalents and restricted cash at end of period	$1,194,839	$1,984,573

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2025

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value(1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,866,191	20.36%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,866,191	20.36%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	1,249,376	6.57%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$80,000	80,000	80,000	0.42%
Total				2,605,481	1,329,376	6.99%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (4) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	6,340,072	33.38%
Revolving Loan, 8% Cash, due 12/31/2027 (6)		6/29/2015	$2,251,000	2,251,000	2,251,000	11.85%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	8,591,072	45.23%
Total control investments				21,690,606	13,786,639	72.58%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2026 (2) (3) (4) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$3,729,375	19.64%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	3,729,375	19.64%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2025

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				12,365,846	3,729,375	19.64%
Total Portfolio Investments				34,056,452	17,516,014	92.22%

Total Investments				$34,056,452	$17,516,014	92.22%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	Investment is non-income producing as of March 31, 2025.

(5)	Represents an illiquid investment. At March 31, 2025, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.

(6)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2025

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of March 31, 2025.

	March 31, 2025
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$17,516,014	92.22%
Total	$17,516,014	92.22%

	March 31, 2025
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$8,591,072	45.23%
Nickel Pipe, Fittings and Flanges	3,729,375	19.64
Staffing	3,866,191	20.36
Energy Services	1,329,376	6.99
Total	$17,516,014	92.22%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2024

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,836,547	18.24%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,836,547	18.24%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	1,379,019	6.55%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$80,000	80,000	80,000	0.38%
Total				2,605,481	1,459,019	6.93%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	7,519,963	35.75%
Revolving Loan, 8% Cash, due 12/31/2027 (6)		6/29/2015	$2,251,000	2,251,000	2,251,000	10.70%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	9,770,963	46.45%
Total control investments				21,690,606	15,066,529	71.62%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2026 (3) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$4,151,250	19.73%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	4,151,250	19.73%

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

March 31, 2025

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

On April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The House Hanover Investment Advisory Agreement replaced the Interim Investment Advisory Agreement. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 12, 2025.

Since January 1, 2018, House Hanover has acted as our investment advisor under the Interim Investment Advisory Agreement (from January 1, 2018 until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of March 31, 2025 and through the date of filing this Quarterly Report, the Company has not entered into any strategic alternative and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three months ended March 31, 2025 may not be indicative of the results ultimately achieved for the year ended December 31, 2025 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2025, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC and Rockfish Seafood Grill, Inc., as defined under the 1940 Act. As of December 31, 2024, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, and LLC, Rockfish Seafood Grill, Inc., as defined under the 1940 Act.

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

March 31, 2025

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of March 31, 2025, there were no changes in the valuation technique for the Company's investments from the prior quarter.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

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

Investment Valuation

We expect that most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our board of directors, including reflecting significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under FASB ASC 820 “Fair Value Measurements and Disclosures”. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

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

The following table provides a reconciliation of cash and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	March 31,	December 31,
	2025	2024
Cash and Cash Equivalents	$1,189,839	$1,290,864
Restricted Cash	5,000	5,000
Total Cash, Cash Equivalents and Restricted Cash	$1,194,839	$1,295,864

As of March 31, 2025 and December 31, 2024, restricted cash consisted of cash held for deposit with a law firm that represents the Company in an appeal on a matter incurred in the normal operating course of business.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of March 31, 2025 and December 31, 2024, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources can include loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $3,488 and $3,488 for the three months ended March 31, 2025, and 2024, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $17 and $321 for the three months ended March 31, 2025 and 2024 respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three months ended March 31, 2025 and 2024, the Company had $0 and $75,014 of PIK interest, respectively. In order to qualify as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Legal Fees

Legal fees invoiced to the Company for the three months ended March 31, 2025 and 2024, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

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

The Company did not meet the qualifications of a RIC for the 2024 tax year and was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). The failure to qualify as a RIC, however, did not impact the 2024 tax year as the Company had net operating losses and no realized gains in the tax year. Further, the Company has net operating losses and capital losses from prior years it can carry forward to offset taxable income.

The Company does not expect to meet the qualifications of a RIC for the 2025 tax year and is likely to be taxed as a corporation under Subchapter C of the Code. However, in the event that the Company does meet the qualifications of a RIC for the 2025 tax year, it may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC for the 2025 tax year due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

For the three months ended March 31, 2025 and 2024 and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three months ended March 31, 2025 and 2024, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

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

Recent Accounting Pronouncements

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02 “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has evaluated and will continue to evaluate the impact of the adoption of ASU 2022-02 on its financial statements and disclosures. Presently, the adoption of ASU 2022-02 has no impact on the Company’s financial statements and disclosures.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” An operating segment is a component of an entity that engages in business activities from which it may earn revenues and incur expenses, whose operating results are reviewed regularly by the chief operating decision-maker, and for which discrete financial information is available. The Company operates under one operating segment and reporting unit, investment management. The Company’s chief operating decision-maker is our interim chief executive officer, who is responsible for determining our investment strategy, capital allocation, expense allocation, expense structure and significant transactions. Key metrics include, but are not limited to, net investment income (loss) after income tax expense (benefit) and net increase (decrease) in net assets resulting from operations that is reported on the Statements of Operations, as well as fair value of investments as disclosed on the Schedule of Investments. The Company’s adoption of ASU No. 2023-07 impacted its financial statement disclosures, but did not impact the financial position or results of its operations. This update is effective beginning with our 2024 fiscal year annual reporting period, with early adoption permitted. The Company adopted this update beginning with our 2024 fiscal year annual reporting period.

The following table illustrates key metrics for the three months ended March 31, 2025 and 2024 as reported on the Statements of Operations:

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net investment loss after taxes	$(348,404)	$(82,098)
Net decrease in net assets resulting from operations	$(2,050,169)	$(6,633,950)

The following table illustrates key metrics as of March 31, 2025 and December 31, 2024 as reported on the Schedule of Investments:

	March 31, 2025	December 31, 2024
	(Unaudited)
Fair value of investments	$17,516,014	$19,217,779

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

March 31, 2025

(Unaudited)

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net decrease in net assets resulting from operations	$(2,050,169)	$(6,633,950)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061
Basic and diluted net increase (decrease) in net assets resulting from operations per common share
Basic	$(0.017)	$(0.055)
Diluted	$(0.017)	$(0.055)

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of March 31, 2025 and December 31, 2024, respectively:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$8,671,072	$8,671,072
Second Lien Loans	-	-	7,595,566	7,595,566
Equity	-	-	1,249,376	1,249,376
Total Portfolio Investments	-	-	17,516,014	17,516,014
Total Investments	$-	$-	$17,516,014	$17,516,014

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$9,850,963	$9,850,963
Second Lien Loans	-	-	7,987,797	7,987,797
Equity	-	-	1,379,019	1,379,019
Total Portfolio Investments	-	-	19,217,779	19,217,779
Total Investments	$-	$-	$19,217,779	$19,217,779

During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The following tables below present additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2025 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$9,850,963	$7,987,797	$-	$1,379,019	$19,217,779
Purchases of investments	-	-	-	-	-
Sales or repayment of investments	-	-	-	-	-
Payment-in-kind interest	-	-	-	-	-
Change in unrealized gain (loss) on investments	(1,179,891)	(392,231)	-	(129,643)	(1,701,765)
Fair value at end of period	$8,671,072	$7,595,566	$-	$1,249,376	$17,516,014
Change in unrealized gain (loss) on Level 3 investments still held as of March 31, 2025	$(1,179,891)	$(392,231)	$-	$(129,643)	$(1,701,765)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2024 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$12,301,440	$11,652,480	$-	$5,781,033	$29,734,953
Purchases of investments	80,000	-	-	-	80,000
Sales or repayment of investments	(192,932)	-	-	-	(192,932)
Payment-in-kind interest	-	318,417	-	-	318,417
Change in unrealized gain (loss) on investments	(1,014,333)	(3,983,100)	-	(175,491)	(5,172,924)
Realized gain (loss) on investments	(1,323,212)	-	-	(4,226,523)	(5,549,735)
Fair value at end of year	$9,850,963	$7,987,797	$-	$1,379,019	$19,217,779
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2024	$(2,357,078)	$(3,983,100)	$-	$(4,402,014)	$(10,742,192)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2025:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$8,591,072	Enterprise Value Coverage	EV / Store level EBITDAR Location Value	4.50x-5.005x (4.75x) $1,250,000-$1,450,000 ($1,350,000)
	80,000	Appraisal Value Coverage	Cost Approach	$1,251,000-$1,529,000 ($1,390,000)
Total	8,671,072		Sales Comparison Approach	$1,377,000-$1,683,000 ($1,530,000)

Second Lien Loans	4,798,535	Enterprise Value Coverage	EV / LTM Revenue EV / PF Revenue	0.30x-0.35x (0.33x) 1.05x-1.15x (1.10x)
	2,797,031	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	49%-80% (64%)
Total	7,595,566

Unsecured Loans	-	Enterprise Value Coverage	EV / Run Rate Revenue	0.30x-0.35x (0.33x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.30x-0.35x (0.33x)
			EV / PF EBITDA	1.05x-1.15x (1.10)
			EV / Store level EBITDAR	4.50x-5.00x (4.75x)
			Location Value	$1,250,000-$1,450,000 ($1,350,000)
	-	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	49%-80% (64%)
	1,249,376	Appraisal Value Coverage	Cost Approach	$1,251,000-$1,529,000 ($1,390,000)
			Sales Comparison Approach	$1,377,000-$1,683,000 ($1,530,000)
Total	1,249,376
Total Level 3 Investments	$17,516,014

(1)	There were no changes in the valuation technique for the Company's investments from the prior quarter.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The Company had no other remaining Level 3 investments.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2024:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$9,770,963	Enterprise Value Coverage	EV / STORE LEVEL EBITDAR Location Value	4.75x-5.25x(5.00x) $1,300,000-$1,500,000 ($1,400,000)
	80,000	Appraisal Value Coverage	Cost Approach	$1,323,000-$1,617,000 ($1,470,000)
			Sales Comparison Approach	$1,395,000-$1,705,000 ($1,550,000)
Total	9,850,963

Second Lien Loans	4,874,360	Enterprise Value Coverage	EV / LTM Revenue EV / PF Revenue	0.37x-0.42x (0.40) 1.05x-1.15x (1.10x)
	3,113,437	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	54%-86% (70%)
Total	7,987,797

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.37x-0.42x (0.40x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.37x-0.42x (0.40x)
			EV / PF Revenue	1.05x-1.15x (1.10x)
			EV / Store level EBITDAR Location Value	4.75x-5.25x (5.00x) $1,300,000-$1,500,000 ($1,400,000)
	-	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	54%-86% (70%)
	1,379,019	Appraisal Value Coverage	Cost Approach	$1,323,000-$1,617,000 ($1,470,000)
			Sales Comparison Approach	$1,395,000-$1,705,000 ($1,550,000)
Total	1,379,019
Total Level 3 Investments	$19,217,779

(1)	There were no changes in the valuation technique for the Company's investments from the prior quarter.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The Company had no other remaining Level 3 investments.

As of March 31, 2025 and December 31, 2024, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments.

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

March 31, 2025

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

Management fees earned by House Hanover for the three months ended March 31, 2025 and March 31, 2024 were $48,760 and $76,746, respectively.

As of March 31, 2025 and December 31, 2024, management fees of $104,046 and $55,286, respectively, were payable to House Hanover.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 12, 2025.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

On January 1, 2018, Princeton Capital Corporation directly entered into a service agreement with SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to the Company. In exchange for providing services, the Company pays the Sub-Administrator an asset-based fee with a $168,597 annual minimum as adjusted for any reimbursement of expenses. This annual minimum was amended in the service agreement on April 20, 2019 and has increased annually by the US Consumer Price Index – All Urban Consumers per the service agreement on July 1st of each year beginning on July 1, 2020. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $64,875 and fees to the Sub-Administrator were $42,149 for the three months ended March 31, 2025, as shown on the Statements of Operations under administration fees. Administration fees were $64,875 and fees to the Sub-Administrator were $40,040 for the three months ended March 31, 2024, as shown on the Statements of Operations under administration fees.

As of March 31, 2025 and December 31, 2024, administration fees of $129,750 and $64,875, respectively, were payable to House Hanover and are recorded as Due to affiliates on the Statements of Assets and Liabilities.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2025, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.175	$0.265
Net investment gain (loss)	(0.003)	(0.001)
Change in unrealized loss	(0.014)	(0.054)
Net asset value at end of period	$0.158	$0.210
Total return based on net asset value (2)	(9.7)%	(20.8)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$18,993,097	$25,270,612
Average net assets	$21,020,486	$31,831,661
Ratio of net operating expenses to average net assets (3)	8.1%	5.0%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	7.2%	4.0%
Ratio of net investment income (loss) to average net assets (3)	(6.7)%	(1.0)%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	(6.7)%	(1.0)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(39.6)%	(83.6)%
Portfolio Turnover	0.0%	0.0%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per Share Data (1):
Net asset value at beginning of period	$0.265	$0.266	$0.286	$0.187	$0.276
Net investment income (loss)	(0.001)	0.007	(0.006)	(0.007)	(0.005)
Change in unrealized gain (loss)	(0.043)	(0.008)	0.025	0.106	(0.022)
Realized gain (loss)	(0.046)	-	0.036	-	(0.062)
Dividend distribution	-	-	(0.075)	-	-
Net asset value at end of period	$0.175	$0.265	$0.266	$0.286	$0.187
Total return based on net asset value (2)	(34.0)%	(0.4)%	(7.0)%	52.9%	(32.60)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$21,043,266	$31,904,562	$32,083,462	$34,472,992	$22,479,540
Average net assets	$26,066,545	$32,367,368	$35,317,720	$29,126,862	$25,276,013
Total operating expenses to average net assets	5.8%	4.9%	6.6%	6.0%	6.2%
Net operating expenses to average net assets	5.8%	4.9%	6.6%	6.0%	6.2%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.8%	4.0%	5.6%	5.1%	5.2%
Net investment income (loss) to average net assets	(0.5)%	2.5%	(2.2)%	(3.0)%	(2.7)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(0.9)%	2.5%	(2.3)%	(3.0)%	(3.0)%
Net increase (decrease) in net assets resulting from operations to average net assets	(41.6)%	(0.6)%	18.8%	41.2%	(42.7)%
Portfolio Turnover	0.0%	0.0%	32.3%	0.4%	0.4%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of March 31, 2025. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On December 24, 2024, the Company entered into a Corporate Guaranty Agreement with a new food vendor of Rockfish Seafood Grill, Inc. (“Rockfish”) that should provide significant savings to Rockfish. This guaranty is limited to $90,000 and expires on June 1, 2025. As of March 31, 2025, the entire guaranty of $90,000 is still outstanding. The Company does not believe that this guaranty will get called by its expiration date, as Rockfish will pay outstanding invoices out of its own operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

The Company has determined that Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at March 31, 2025 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Three months Ended March 31, 2025	Three months Ended March 31, 2024	Three months Ended March 31, 2025	Three months Ended March 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$3,826	$3,808	$1,411	$1,383
Gross Profit	$2,665	$2,639	$326	$302
Net Income (Loss)	$(371)	$(625)	$(37)	$(320)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2025 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2024 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2025.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at March 31, 2025	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2024	Purchases(2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2025
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,836,547	$-	$-	-	$29,644	$3,866,191
Unsecured loan Consolidated BL Note 6.33% due 12/31/2027	$1,381,586	21,564	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	-	-	-	-	-	-
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,379,019	-	-	-	(129,643)	1,249,376
First lien Revolving Loan 10%, due 5/8/2026 (4)	80,000		80,000	-			-	80,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	7,519,963	-	-	-	(1,179,891)	6,340,072
Revolving Loan, 8% PIK, due 12/31/2027	$2,251,000	45,020	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$66,584	$15,066,529	$-	$-	$-	$(1,279,890)	$13,786,639

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of March 31, 2025 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At March 31, 2025, the Company had investments in 4 portfolio companies. The total cost and fair value of the total investments were approximately $34.1 million and $17.5 million, respectively. The composition of our investments by asset class as of March 31, 2025 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$8,683,944	$8,671,072	49.5%
Second Lien Loans	11,734,756	7,595,566	43.4
Unsecured Loans	1,381,586	-	-
Equity	12,256,166	1,249,376	7.1
Total Portfolio Investments	$34,056,452	$17,516,014	100.0%

At December 31, 2024, the Company had investments in 4 portfolio companies. The total cost and fair value of the total investments were approximately $34.1 million and $19.2 million, respectively. The composition of our investments by asset class as of December 31, 2024 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$8,683,944	$9,850,963	51.2%
Second Lien Loans	11,734,756	7,987,797	41.6
Unsecured Loans	1,381,586	-	0.0
Equity	12,256,166	1,379,019	7.2
Total Portfolio Investments	34,056,452	19,217,779	100.00
Total Investments	$34,056,452	$19,217,779	100.00%

At March 31, 2025, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 7.4% of which approximately 7.4% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2024, our weighted average yield based upon cost of our portfolio investments was approximately 12.04% of which approximately 9.40% is current cash interest.

At March 31, 2025 and December 31, 2024, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

On March 13, 2025, the Company entered into an amendment with Performance Alloys, LLC to waive the existing defaults and amend the minimum fixed charge coverage ratio covenants for the 2025 fiscal year. The Company will not receive interest until such time as Performance Alloys is back in compliance with its original covenants.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025			As of December 31, 2024
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of % Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	80,000	0.49	1	80,000	0.45	1
3	—	—	—	—	—	—
4	16,186,638	99.51	3	17,758,760	99.55	3
5	—	—	—	—	—	—
	$16,266,638	100.00%	4	$17,838,760	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2025 we had 3 loans on non-accrual status. As of December 31, 2024, we had 2 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

	Three Months Ended March 31, 2025 (unaudited)		Three Months Ended March 31, 2024 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$68,557	$0.000	$312,963	$0.003
Other income	3,505	0.000	3,809	0.000
Total investment income	72,062	0.000	316,772	0.003

Operating expenses
Management fees	48,760	0.000	76,746	0.001
Administration fees	107,024	0.002	104,915	0.001
Audit fees	98,800	0.001	52,000	0.000
Legal fees	41,888	0.000	38,728	0.000
Valuation fees	22,500	0.000	22,500	0.000
Directors’ fees	43,125	0.000	38,625	0.000
Insurance expense	32,476	0.000	32,836	0.000
Other general and administrative expenses	25,779	0.000	31,118	0.000
Total net operating expenses	420,352	0.003	397,468	0.002

Net investment loss before tax	(348,290)	(0.003)	(80,696)	(0.001)
Income tax expense	114	0.0000	1,402	-
Net investment loss after tax	$(348,404)	$(0.003)	$(82,098)	$(0.001)
Net change in unrealized loss	$(1,701,765)	$(0.015)	$(6,551,852)	$(0.054)
Net increase decrease in net assets resulting from operations	$(2,050,169)	$(0.018)	$(6,633,950)	$(0.055)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended March 31, 2025 and March 31, 2024, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

Operating Expenses

Total net operating expenses increased from $397,468 for the three months ended March 31, 2024 to $420,352 for the three months ended March 31, 2025. The increase is primarily due to an increase in administrative fees, audit fees and director fees expense for the three months ended March 31, 2025.

Total operating expenses per share increased from $0.002 per share for the three months ended March 31, 2024 to $0.003 per share for the three months ended March 31, 2025.

Net Investment Loss after tax

Net investment loss (after tax) increased from loss of $(82,098) for the three months ended March 31, 2024 to loss of $(348,404) for the three months ended March 31, 2025. The increase in net investment loss was due to the decrease in interest income.

Net investment loss (after tax) per share increased from $(0.001) to $(0.003) for the three months ended March 31, 2024 and 2025, respectively.

Net Realized Loss

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2025 and 2024, we did not recognize any realized gain or loss.

Net Change in Unrealized Loss

Net change in unrealized loss primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized loss on investments totaled a loss of $(1,701,765) for the three months ended March 31, 2025 primarily in connection by losses of $(1,179,891), $(129,643) and $(421,875) on Rockfish Seafood Grill, Inc., PCC SBH Sub, Inc. and Performance Alloys, LLC, respectively.

Net change in unrealized loss on investments totaled a loss of $(6,551,852) for the three months ended March 31, 2024 primarily in connection by losses of $(2,145,510), $(279,741) and $(4,112,000) on Rockfish Seafood Grill, Inc., Advantis Certified Staffing Solutions, Inc. and Performance Alloys, LLC, respectively.

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

As of March 31, 2025, we had $1,189,839 in cash and cash equivalents and $5,000 in restricted cash, and our net assets totaled $18,993,097. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of March 31, 2025, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the three months ended March 31, 2025 and 2024, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended March 31, 2025 and March 31, 2024 were $48,760 and $76,746, respectively.

As of March 31, 2025 and December 31, 2024, management fees of $104,046 and $55,286, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $64,875, and $64,875 for the three months ended March 31, 2025 and 2024, respectively, and are not directly shown on the Statements of Operations, but are included in administration fees shown on the Statements of Operations.

As of March 31, 2025 and December 31, 2024 there were $129,750 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

Recent Developments

Subsequent to the quarter ended March 31, 2025 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of March 31, 2025, all of our debt investments are fixed rate.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, due to the identification of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2025. Notwithstanding the material weakness in our internal control over financial reporting, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (GAAP).

Remediation of Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Management identified deficiencies in the design and operating effectiveness of internal control over financial reporting related to the verification of material information from unconsolidated significant subsidiaries that constitutes a material weakness.

Subsequent to the identification of the material weakness, management under the oversight of the Audit Committee has been implementing measures and taking steps to address the underlying causes of the material weakness. Specifically, the following remediation efforts are planned or ongoing to ensure adequate review and approval of journal entries, including:

●	Implementing proper procedures at all levels, including hired outside administrators, to properly review and verify information from our unconsolidated significant subsidiaries in order to ensure proper disclosure for the Notes to Financial Statements.

While we believe these efforts have improved our internal controls and address the underlying cause of the material weakness, the material weakness will not be remediated until our remediation plan has been fully implemented and tested and we have concluded that following the improvements to our internal controls, our control environment is operating effectively for a sufficient period of time. In particular, the enhanced procedures will require time to test and assess. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for the identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2025, there were no material legal proceedings against the Company or any of its officers or directors.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2025	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2025	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)