Form 10-Q
period 2025-06-30
PRINCETON CAPITAL CORP
filed 2025-08-13
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 13, 2025 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Control investments at fair value (cost of $21,710,606 and $21,690,606, respectively)	$13,346,777	$15,066,529
Non-control/non-affiliate investments at fair value (cost of $12,365,846 and $12,365,846, respectively)	4,010,352	4,151,250
Total investments at fair value (cost of $34,076,452 and $34,056,452, respectively)	17,357,129	19,217,779
Cash and cash equivalents	711,220	1,290,864
Restricted cash	5,000	5,000
Due from portfolio companies	33,574	33,049
Interest receivable, net of allowance for bad debt of $0 and $0, respectively	565,808	584,769
Prepaid expenses	142,779	76,418
Total assets	18,815,510	21,207,879

LIABILITIES
Accrued management fees	46,815	55,286
Accounts payable	203,018	16,545
Due to affiliates(1)	64,875	64,875
Taxes payable	228	-
Accrued expenses and other liabilities	22,056	27,907
Total liabilities	336,992	164,613

Net assets	$18,478,518	$21,043,266

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at June 30, 2025 and December 31, 2024)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(46,510,852)	(43,946,104)
Total net assets	$18,478,518	$21,043,266
Net asset value per share	$0.153	$0.175

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 6 of the Notes to Financial Statements.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$2,109	$170,839	$4,082	$341,464
Interest income paid-in kind-from non-control/non-affiliate investments	-	77,701	-	152,715
Interest income from control investments	21,804	67,323	88,388	134,647
Other income from non-control/non-affiliate investments	3,489	3,489	6,977	6,977
Other income from non-investment sources	15	302	32	623
Total investment income	27,417	319,654	99,479	636,426

OPERATING EXPENSES
Management fees	46,815	67,212	95,575	143,958
Administration fees	107,025	104,914	214,049	209,829
Audit fees	20,800	55,120	119,600	107,120
Professional fees	24,595	14,540	24,595	14,540
Legal fees	28,332	36,948	70,220	75,676
Valuation fees	22,500	22,500	45,000	45,000
Directors’ fees	38,625	38,625	81,750	77,250
Insurance expense	32,836	18,004	65,312	50,840
Other general and administrative expenses	41,013	44,588	66,792	75,706
Total operating expenses	362,541	402,451	782,893	799,919

Net investment loss before tax	(335,124)	(82,797)	(683,414)	(163,493)
Income tax expense	570	552	684	1,954
Net investment loss after taxes	(335,694)	(83,349)	(684,098)	(165,447)

Net realized loss on:
Control investments	-	(5,549,735)	-	(5,549,735)
Total net realized loss on investments	-	(5,549,735)	-	(5,549,735)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	280,977	(731,121)	(140,898)	(4,843,121)
Control investments	(459,862)	5,232,058	(1,739,752)	2,792,206
Net change in unrealized gain (loss) on investments	(178,885)	4,500,937	(1,880,650)	(2,050,915)
Net realized and unrealized loss on investments	(178,885)	(1,048,798)	(1,880,650)	(7,600,650)
Net decrease in net assets resulting from operations	$(514,579)	$(1,132,147)	$(2,564,748)	$(7,766,097)

Net investment loss per share
Basic	$(0.003)	$(0.001)	$(0.006)	$(0.001)
Diluted	$(0.003)	$(0.001)	$(0.006)	$(0.001)
Net decrease in net assets resulting from operations per share
Basic	$(0.004)	$(0.009)	$(0.021)	$(0.064)
Diluted	$(0.004)	$(0.009)	$(0.021)	$(0.064)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three and six months ended June 30,
	2025	2024
Net assets at beginning of year	$21,043,266	$31,904,562

Decrease in net assets resulting from operations:
Net investment loss	(348,404)	(82,098)
Net change in unrealized loss on investments	(1,701,765)	(6,551,852)
Net decrease in net assets resulting from operations	(2,050,169)	(6,633,950)

Total decrease in net assets	(2,050,169)	(6,633,950)
Net assets at March 31	18,993,097	25,270,612

Increase (decrease) in net assets resulting from operations:
Net investment loss	(335,694)	(83,349)
Net realized loss on investments	-	(5,549,735)
Net change in unrealized gain (loss) on investments	(178,885)	4,500,937
Net decrease in net assets resulting from operations	(514,579)	(1,132,147)

Total decrease in net assets	(514,579)	(1,132,147)
Net assets at June 30	$18,478,518	$24,138,465

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,564,748)	$(7,766,097)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments	-	5,549,735
Net change in unrealized loss on investments	1,880,650	2,050,915
Purchase of investments	(20,000)	(15,000)
Increase in investments due to PIK	-	(152,715)
Sale of investments	-	192,932
Changes in operating assets and liabilities:
Due from portfolio companies	(525)	(5,197)
Interest receivable	18,961	64,442
Allowance for bad debt	-	(16,549)
Prepaid expenses	(66,361)	(96,851)
Taxes receivable	-	(788)
Accrued management fees	(8,471)	65,069
Accounts payable	186,473	24,302
Due to affiliates	-	64,875
Taxes payable	228	(60,733)
Accrued expenses and other liabilities	(5,851)	125,858
Net cash provided by (used in) operating activities	(579,644)	24,198

Net increase (decrease) in cash, cash equivalents and restricted cash	(579,644)	24,198
Cash, cash equivalents and restricted cash at beginning of period	1,295,864	1,979,659
Cash, cash equivalents and restricted cash at end of period	$716,220	$2,003,857

Supplemental disclosure of cash flow financing activities:
Income tax paid	$456	62,687

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2025

(Unaudited)

Investments	Headquarters/ Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,822,263	20.69%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,822,263	20.69%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	953,560	5.16%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$100,000	100,000	100,000	0.54%
Total				2,625,481	1,053,560	5.70%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (4) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	6,219,954	33.66%
Revolving Loan, 8% Cash, due 12/31/2027 (2) (4) (6)		6/29/2015	$2,251,000	2,251,000	2,251,000	12.18%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	8,470,954	45.84%
Total control investments				21,710,606	13,346,777	72.23%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, 4.0% PIK, due 12/31/2026 (2) (3) (4) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$4,010,352	21.70%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	4,010,352	21.70%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2025

(Unaudited) (Continued)

Investments	Headquarters/ Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				12,365,846	4,010,352	21.70%
Total Portfolio Investments				34,076,452	17,357,129	93.93%

Total Investments				$34,076,452	$17,357,129	93.93%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Investment is on non-accrual status.
(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.
(4)	Investment is non-income producing as of June 30, 2025.
(5)	Represents an illiquid investment. At June 30, 2025, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.
(6)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2025

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of June 30, 2025.

	June 30, 2025
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$17,357,129	93.93%
Total	$17,357,129	93.93%

	June 30, 2025
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$8,470,954	45.84%
Nickel Pipe, Fittings and Flanges	4,010,352	21.70
Staffing	3,822,263	20.69
Energy Services	1,053,560	5.70
Total	$17,357,129	93.93%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2024

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,836,547	18.24%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,836,547	18.24%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	1,379,019	6.55%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$80,000	80,000	80,000	0.38%
Total				2,605,481	1,459,019	6.93%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	7,519,963	35.75%
Revolving Loan, 8% Cash, due 12/31/2027 (6)		6/29/2015	$2,251,000	2,251,000	2,251,000	10.70%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	9,770,963	46.45%
Total control investments				21,690,606	15,066,529	71.62%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, 4% PIK, due 12/31/2026 (3) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$4,151,250	19.73%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	4,151,250	19.73%

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

June 30, 2025

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of June 30, 2025 and through the date of filing this Quarterly Report, the Company has not entered into any strategic alternative and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the six months ended June 30, 2025 may not be indicative of the results ultimately achieved for the year ended December 31, 2025 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2025, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC and Rockfish Seafood Grill, Inc., as defined under the 1940 Act. As of December 31, 2024, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, and LLC, Rockfish Seafood Grill, Inc., as defined under the 1940 Act.

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

June 30, 2025

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of June 30, 2025, there were no changes in the valuation technique for the Company’s investments from the prior quarter.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

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

June 30, 2025

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

Cash, Cash Equivalents and Restricted Cash

The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insured limit; however, management does not believe it is exposed to any significant credit risk. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and present insignificant risk of changes in value. All of the Company’s cash equivalents are being held in a Money Market account.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	June 30,	December 31,
	2025	2024
Cash and Cash Equivalents	$711,220	$1,290,864
Restricted Cash	5,000	5,000
Total Cash, Cash Equivalents and Restricted Cash	$716,220	$1,295,864

As of June 30, 2025 and December 31, 2024, restricted cash consisted of cash held for deposit with a law firm that represents the Company in an appeal on a matter incurred in the normal operating course of business.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of June 30, 2025 and December 31, 2024, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources can include loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $3,489 and $3,489 for the three months ended June 30, 2025, and 2024, respectively. Income from such sources was $6,977 and $6,977 for the six months ended June 30, 2025, and 2024, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $15 and $302 for the three months ended June 30, 2025 and 2024 respectively. Income from such sources was $32 and $623 for the six months ended June 30, 2025 and 2024, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and six months ended June 30, 2025, the Company had $0 and $0 of PIK interest, respectively. For the three and six months ended June 30, 2024, the Company had $77,701 and $152,715 of PIK interest, respectively.

Net Realized Gain and Loss

Net realized gain (loss) on investments is the difference between the proceeds received from the dispositions of portfolio investments and their amortized cost.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the six months ended June 30, 2025 and 2024, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

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

For the six months ended June 30, 2025 and 2024 and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and six months ended June 30, 2025 and 2024, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has evaluated and will continue to evaluate the impact of the adoption of ASU 2022-02 on its financial statements and disclosures. Presently, the adoption of ASU 2022-02 has no impact on the Company’s financial statements and disclosures.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” An operating segment is a component of an entity that engages in business activities from which it may earn revenues and incur expenses, whose operating results are reviewed regularly by the chief operating decision-maker, and for which discrete financial information is available. The Company operates under one operating segment and reporting unit, investment management. The Company’s chief operating decision-maker is our interim chief executive officer, who is responsible for determining our investment strategy, capital allocation, expense allocation, expense structure and significant transactions. Key metrics include, but are not limited to, net investment income (loss) after income tax expense (benefit) and net increase (decrease) in net assets resulting from operations that is reported on the Statements of Operations, fair value of investments as disclosed on the Schedule of Investments, as well as distributions made to the Company’s shareholders. The Company’s adoption of ASU No. 2023-07 impacted its financial statement disclosures, but did not impact the financial position or results of its operations. (See Note 10)

NOTE 3 – CONCENTRATION OF CREDIT RISK

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

June 30, 2025

(Unaudited)

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three and six months ended June 30, 2025 and June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net decrease in net assets resulting from operations	$(514,579)	$(1,132,147)	$(2,564,748)	$(7,766,097)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net decrease in net assets resulting from operations per common share
Basic	$(0.004)	$(0.009)	$(0.021)	$(0.064)
Diluted	$(0.004)	$(0.009)	$(0.021)	$(0.064)

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables presents information about the Company’s assets measured at fair value as of June 30, 2025 and December 31, 2024, respectively:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$8,570,954	$8,570,954
Second Lien Loans	-	-	7,832,615	7,832,615
Equity	-	-	953,560	953,560
Total Portfolio Investments	-	-	17,357,129	17,357,129
Total Investments	$-	$-	$17,357,129	$17,357,129

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$9,850,963	$9,850,963
Second Lien Loans	-	-	7,987,797	7,987,797
Equity	-	-	1,379,019	1,379,019
Total Portfolio Investments	-	-	19,217,779	19,217,779
Total Investments	$-	$-	$19,217,779	$19,217,779

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

During the six months ended June 30, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The following tables below presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2025 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$9,850,963	$7,987,797	$-	$1,379,019	$19,217,779
Purchases of investments	20,000	-	-	-	20,000
Sales or repayment of investments	-	-	-	-	-
Payment-in-kind interest	-	-	-	-	-
Change in unrealized loss on investments	(1,300,009)	(155,182)	-	(425,459)	(1,880,650)
Fair value at end of period	$8,570,954	$7,832,615	$-	$953,560	$17,357,129
Change in unrealized loss on Level 3 investments still held as of June 30, 2025	$(1,300,009)	$(155,182)	$-	$(425,459)	$(1,880,650)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2024 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$12,301,440	$11,652,480	$-	$5,781,033	$29,734,953
Purchases of investments	80,000	-	-	-	80,000
Sales or repayment of investments	(192,932)	-	-	-	(192,932)
Payment-in-kind interest	-	318,417	-	-	318,417
Change in unrealized loss on investments	(1,014,333)	(3,983,100)	-	(175,491)	(5,172,924)
Realized loss on investments	(1,323,212)	-	-	(4,226,523)	(5,549,735)
Fair value at end of year	$9,850,963	$7,987,797	$-	$1,379,019	$19,217,779
Change in unrealized loss on Level 3 investments still held as of December 31, 2024	$(2,357,078)	$(3,983,100)	$-	$(4,402,014)	$(10,742,192)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2025:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$8,470,954	Enterprise Value Coverage	EV / Store level EBITDAR Location Value	4.50x-5.00x (4.75x) $1,250,000-$1,450,000 ($1,350,000)
	100,000	Appraisal Value Coverage	Cost Approach	$1,251,000-$1,529,000 ($1,390,000)
Total	8,570,954		Sales Comparison Approach	$1,377,000-$1,683,000 ($1,530,000)

Second Lien Loans	4,824,851	Enterprise Value Coverage	EV / LTM Revenue EV / PF Revenue	0.30x-0.35x (0.33x) 1.05x-1.15x (1.10x)

	3,007,764	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	39%-70% (55%)
Total	7,832,615

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.30x-0.35x (0.33x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.30x-0.35x (0.33x)
			EV / PF Revenue	1.05x-1.15x (1.10)
			EV / Store level EBITDAR	4.50x-5.00x (4.75x)
			Location Value	$1,250,000-$1,450,000 ($1,350,000)
	-	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	39%-70% (55%)
	953,560	Appraisal Value Coverage	Cost Approach	$1,251,000-$1,529,000 ($1,390,000)
			Sales Comparison Approach	$1,377,000-$1,683,000 ($1,530,000)
Total	953,560
Total Level 3 Investments	$17,357,129

(1)	There were no changes in the valuation technique for the Company’s investments from the prior quarter.
(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

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

The Company had no other remaining Level 3 investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The Company had no other remaining Level 3 investments.

As of June 30, 2025 and December 31, 2024, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments.

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

June 30, 2025

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

Management fees earned by House Hanover for the three months ended June 30, 2025 and 2024 were $46,815 and $67,212, respectively. Management fees earned by House Hanover for the six months ended June 30, 2025 and 2024 were $95,575 and $143,958, respectively.

As of June 30, 2025 and December 31, 2024, management fees of $46,815 and $55,286, respectively, were payable to House Hanover.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

Administration fees were $64,875 and fees to the Sub-Administrator were $42,150 for the three months ended June 30, 2025, as shown on the Statements of Operations under administration fees. Administration fees were $129,750 and fees to the Sub-Administrator were $84,299 for the six months ended June 30, 2025, as shown on the Statements of Operations under administration fees.

Administration fees were $64,874 and fees to the Sub-Administrator were $40,040 for the three months ended June 30, 2024, as shown on the Statements of Operations under administration fees. Administration fees were $129,750 and fees to the Sub-Administrator were $80,079 for the six months ended June 30, 2024, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2025, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.158	$0.210
Net investment gain (loss)	(0.003)	(0.001)
Change in unrealized loss	(0.002)	0.037
Realized gain (loss)	-	(0.046)
Net asset value at end of period	$0.153	$0.200
Total return based on net asset value (2)	(3.2)%	(4.8)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$18,478,518	$24,138,465
Average net assets	$18,987,442	$25,258,171
Ratio of net operating expenses to average net assets (3)	7.7%	6.4%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	6.7%	5.3%
Ratio of net investment income (loss) to average net assets (3)	(7.1)%	(1.3)%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	(7.1)%	(1.3)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(10.9)	(18.0)%
Portfolio Turnover	0.11%	0.7%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.175	$0.265
Net investment income (loss)	(0.006)	(0.001)
Change in unrealized gain (loss)	(0.016)	(0.018)
Realized gain (loss)	-	(0.046)
Net asset value at end of period	$0.153	$0.200
Total return based on net asset value (2)	(12.6)%	(24.5)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$18,478,518	$24,138,465
Average net assets	$19,998,348	$28,544,916
Ratio of net operating expenses to average net assets (3)	7.9%	5.6%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	6.9%	4.6%
Ratio of net investment income (loss) to average net assets (3)	(6.9)%	(1.2)%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	(6.9)%	(1.2)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	(25.9)%	(54.6)%
Portfolio Turnover	0.11%	0.06%

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per Share Data (1):
Net asset value at beginning of period	$0.265	$0.266	$0.286	$0.187	$0.276
Net investment income (loss)	(0.001)	0.007	(0.006)	(0.007)	(0.005)
Change in unrealized gain (loss)	(0.043)	(0.008)	0.025	0.106	(0.022)
Realized gain (loss)	(0.046)	-	0.036	-	(0.062)
Dividend distribution	-	-	(0.075)	-	-
Net asset value at end of period	$0.175	$0.265	$0.266	$0.286	$0.187
Total return based on net asset value (2)	(34.0)%	(0.4)%	(7.0)%	52.9%	(32.60)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$21,043,266	$31,904,562	$32,083,462	$34,472,992	$22,479,540
Average net assets	$26,066,545	$32,367,368	$35,317,720	$29,126,862	$25,276,013
Total operating expenses to average net assets	5.8%	4.9%	6.6%	6.0%	6.2%
Net operating expenses to average net assets	5.8%	4.9%	6.6%	6.0%	6.2%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.8%	4.0%	5.6%	5.1%	5.2%
Net investment income (loss) to average net assets	(0.5)%	2.5%	(2.2)%	(3.0)%	(2.7)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(0.9)%	2.5%	(2.3)%	(3.0)%	(3.0)%
Net increase (decrease) in net assets resulting from operations to average net assets	(41.6)%	(0.6)%	18.8%	41.2%	(42.7)%
Portfolio Turnover	0.0%	0.0%	32.3%	0.4%	0.4%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial Highlights for the periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the six months ended June 30, 2025 and 2024, the Company did not exclude any nonrecurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of June 30, 2025. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On December 24, 2024, the Company entered into a Corporate Guaranty Agreement with a new food vendor of Rockfish Seafood Grill, Inc. (“Rockfish”) that should provide significant savings to Rockfish. This guaranty was limited to $90,000 and expired on June 1, 2025. As of June 30, 2025, the Company has no further obligations under this guaranty.

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

June 30, 2025

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

The Company has determined that Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at June 30, 2025 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Six months Ended June 30, 2025	Six months Ended June 30, 2024	Six months Ended June 30, 2025	Six months Ended June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$7,872	$8,710	$2,871	$2,773
Gross Profit	$5,520	$6,130	$674	$627
Net Loss	$(663)	$(926)	$(209)	$(524)

NOTE 10 – SEGMENT INFORMATION

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

Key metrics include, but are not limited to, net investment income (loss) after income tax expense (benefit) and net increase (decrease) in net assets resulting from operations that is reported on the Statements of Operations, fair value of investments as disclosed on the Schedule of Investments, as well as distributions made to the Company’s shareholders.

The following table illustrates key metrics for the six months ended June 30, 2025 and 2024 as reported on the Statements of Operations:

	Six Months Ended June,
	2025	2024
	(Unaudited)	(Unaudited)
Net investment loss after taxes	$(684,098)	$(165,447)
Net decrease in net assets resulting from operations	$(2,564,748)	$(7,766,097)

The following table illustrates key metrics as of June 30, 2025 and December 31, 2024 as reported on the Schedule of Investments:

	June 30, 2025	December 31, 2024
	(Unaudited)
Fair value of investments	$17,357,129	$19,217,779

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2025 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2024 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2025.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at June 30, 2025	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2024	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2025
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,836,547	$-	$-	-	$(14,284)	$3,822,263
Unsecured loan Consolidated BL Note 6.33% due 12/31/2027	$1,381,586	43,368	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,379,019	-	-	-	(425,459)	953,560
First lien Revolving Loan 10%, due 5/8/2026 (4)	$100,000	-	80,000	20,000	-	-	-	100,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	7,519,963	-	-	-	(1,300,009)	6,219,954
Revolving Loan, 8% PIK, due 12/31/2027	$2,251,000	45,020	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$88,388	$15,066,529	$20,000	$-	$-	$(1,739,752)	$13,346,777

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2023 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2024.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at June 30, 2024	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2023	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2024
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021 (3)	$4,500,000	$-	$4,736,141	$-	$-	-	$(552,109)	$4,184,032
Unsecured loan Consolidated BL Note 6.33% due 12/31/2024	$1,381,586	43,607	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$-	-	173,399	-	(5,549,735)	-	5,376,336	-
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,543,841	-	-	-	(82,237)	1,461,604
First Lien Revolving Loan 10%, due 5/8/2026	-	-	-	15,000	-	-	-	15,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	9,877,041	-	-	-	(2,142,716)	7,734,325
Revolving Loan, 8% Cash, due 12/31/2024	$2,251,000	91,040	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$134,647	$18,581,422	$15,000	$(5,549,735)	$-	$2,599,274	$15,645,961

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of June 30, 2025 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At June 30, 2025, the Company had investments in 4 portfolio companies. The total cost and fair value of the total investments were approximately $34.1 million and $17.4 million, respectively. The composition of our investments by asset class as of June 30, 2025 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$8,703,944	$8,570,954	49.4%
Second Lien Loans	11,734,756	7,832,615	45.1
Unsecured Loans	1,381,586	-	-
Equity	12,256,166	953,560	5.5
Total Portfolio Investments	$34,076,452	$17,357,129	100.0%

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

At June 30, 2025, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 2.41% of which approximately 2.41% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2024, our weighted average yield based upon cost of our portfolio investments was approximately 12.04% of which approximately 9.40% is current cash interest.

At June 30, 2025 and December 31, 2024, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

●	On June 9, 2025, the Company advance $20,000 under its loan agreement with PCC SBH Sub, Inc.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025			As of December 31, 2024
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of % Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	100,000	0.61	1	80,000	0.45	1
3	—	—	—	—	—	—
4	12,293,217	74.94	2	17,758,760	99.55	3
5	4,010,352	24.45	1	—	—	—
	$16,403,569	100.00%	4	$17,838,760	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2025, we had 4 loans on non-accrual status. As of December 31, 2024, we had 2 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three months Ended June 30, 2025 and June 30, 2024

	Three months Ended June 30, 2025 (unaudited)		Three months Ended June 30, 2024 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$23,913	$0.000	$315,863	$0.003
Other income	3,504	0.000	3,791	0.000
Total investment income	27,417	0.000	319,654	0.003

Operating expenses
Management fees	46,815	0.000	67,212	0.001
Administration fees	107,025	0.002	104,914	0.001
Professional fees	24,595	0.000	14,540	0.000
Audit fees	20,800	0.000	55,120	0.000
Legal fees	28,332	0.000	36,948	0.000
Valuation fees	22,500	0.000	22,500	0.000
Directors’ fees	38,625	0.000	38,625	0.000
Insurance expense	32,836	0.000	18,004	0.000
Other general and administrative expenses	41,013	0.001	44,588	0.000
Total net operating expenses	362,541	0.003	402,451	0.002

Net investment loss before tax	(335,124)	(0.003)	(82,797)	(0.001)
Income tax expense	570	0.000	552	0.000
Net investment loss after tax	$(335,694)	$(0.003)	$(83,349)	$(0.001)
Net change in unrealized gain (loss)	(178,885)	(0.002)	4,500,937	0.038
Realized loss on investments	-	-	(5,549,735)	(0.046)
Net decrease in net assets resulting from operations	$(514,579)	$(0.005)	$(1,132,147)	$(0.009)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the six months ended June 30, 2025 and June 30, 2024, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $0 and $77,701 for the three months ended June 30, 2025 and 2024, respectively.

Operating Expenses

Total net operating expenses decreased from $402,451 for the three months ended June 30, 2024 to $362,541 for the three months ended June 30, 2025. The decrease is primarily due to a decrease in management fees, audit fees and legal fees for the three months ended June 30, 2025.

Total operating expenses per share increased from $0.002 per share for the three months ended June 30, 2024 to $0.003 per share for the six months ended June 30, 2025.

Net Investment Loss after tax

Net investment loss (after tax) increased from a loss of $(83,349) for the three months ended June 30, 2024 to loss of $(335,694) for the three months ended June 30, 2025. This increase in loss was primarily due to a decrease in interest income.

Net investment loss (after tax) per share increased from $(0.001) to $(0.003) for the three months ended June 30, 2024 and 2025, respectively.

Net Realized Loss

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2025 we did not recognized a realized gain or loss and for the three months ended June 30, 2024 we recognized realized loss of $(5,549,735)

Net Change in Unrealized Loss

Net change in unrealized loss primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized loss on investments totaled a loss of $(178,885) for the three months ended June 30, 2025 primarily in connection by losses of $(120,118) and $(295,816) on Rockfish Seafood Grill, Inc. and PCC SBH Sub, Inc., respectively offset by gains of $280,977 for Performance Alloys, Inc.

Net change in unrealized gain (loss) on investments totaled a gain of $4,500,937 for the three months ended June 30, 2024 primarily in connection by gains of $4,226,523, $1,322,811 and $731,121 on Integrated Medical Partners, LLC, Dominion Medical Management and Performance Alloys, LLC, respectively.

Comparison of the Six Months Ended June 30, 2025 and June 30, 2024

	Six Months Ended June 30, 2025 (unaudited)		Six Months Ended June 30, 2024 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$92,470	$0.001	$628,826	$0.006
Other income	7,009	0.000	7,600	0.000
Total investment income	99,479	0.001	636,426	0.006

Operating expenses
Management fees	95,575	0.001	143,958	0.001
Administration fees	214,049	0.002	209,829	0.002
Professional fees	24,595	0.000	14,540	0.000
Audit fees	119,600	0.001	107,120	0.001
Legal fees	70,220	0.001	75,676	0.001
Valuation fees	45,000	0.000	45,000	0.000
Directors’ fees	81,750	0.001	77,250	0.001
Insurance expense	65,312	0.000	50,840	0.000
Interest expense	-	0.000	-	0.000
Other general and administrative expenses	66,792	0.001	75,706	0.001
Total net operating expenses	782,893	0.007	799,919	0.007

Net investment loss before tax	(683,414)	(0.006)	(163,493)	(0.001)
Income tax expense	684	0.000	1,954	0.000
Net investment loss after tax	$(684,098)	$(0.006)	$(165,447)	$(0.001)
Net change in unrealized loss	(1,880,650)	(0.016)	(2,050,915)	(0.017)
Realized loss on investments	-	-	(5,549,735)	(0.046)
Net decrease in net assets resulting from operations	$(2,564,748)	$(0.022)	$(7,766,097)	$(0.064)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the six months ended June 30, 2025 and June 30, 2024, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $0 and $152,715 for the six months ended June 30, 2025 and 2024, respectively.

Operating Expenses

Total net operating expenses decreased from $799,919 for the six months ended June 30, 2024 to $782,893 for the six months ended June 30, 2025. The decrease is primarily due to a decrease in management fees and legal fees for the six months ended June 30, 2025.

Total operating expenses per share remained the same from $0.007 per share for the six months ended June 30, 2024 to $0.007 per share for the six months ended June 30, 2025.

Net Investment Loss after tax

Net investment loss (after tax) increased from loss of $(165,447) for the six months ended June 30, 2024 to a loss of $(684,098) for the six months ended June 30, 2025. This increase in income was primarily due to a decrease in total investment income explained above.

Net investment loss (after tax) per share increased from $(0.001) to $(0.006) for the six months ended June 30, 2024 and 2025, respectively.

Net Realized Loss

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the six months ended June 30, 2024 there was net realized losses of $(5,549,735) relating to sales of investments. In June 2025, we did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(1,880,650) for the six months ended June 30, 2025 primarily in connection with loss of $(1,300,009), $(425,459) and $(140,898) from Rockfish Seafood Grill. Inc., PCC SBH Sub, Inc., and Performance Alloys, Inc., respectively

Net change in unrealized gain (loss) on investments totaled a loss of $(2,050,915) for the six months ended June 30, 2024 primarily in connection with loss of $(4,843,121), $(2,142,716), and gains of $4,226,523, $1,342,745 on Performance Alloys, Inc , Rockfish Seafood Grill. Inc., Integrated Medical Partners, LLC and Dominion Medical Management.

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

As of June 30, 2025, we had $716,220 in cash and cash equivalents and $5,000 in restricted cash, and our net assets totaled $18,478,518. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of June 30, 2025, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the six months ended June 30, 2025 and 2024, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended June 30, 2025 and June 30, 2024 were $46,815 and $67,212, respectively. Management fees earned by House of Hanover for the six months ended June 30, 2025 and June 30, 2024 were $95,575 and $143,958, respectively.

As of June 30, 2025 and December 31, 2024, management fees of $46,815 and $55,286, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $107,025, and $104,914 for the three months ended June 30, 2025 and 2024, respectively, as shown on the Statements of Operations under administration fees. As of June 30, 2025 and December 31, 2024 there were $64,875 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates. Administration fees were $214,049, and $209,829 for the six months ended June 30, 2025 and 2024, respectively, as shown on the Statements of Operations under administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

Recent Developments

Subsequent to the period ended June 30, 2025 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of June 30, 2025, all of our debt investments are fixed rate.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, due to the identification of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2025. Notwithstanding the material weakness in our internal control over financial reporting, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Changes in Internal Control Over Financial Reporting

Except for the identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2025, there were no material legal proceedings against the Company or any of its officers or directors.

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

Dated: August 13, 2025	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 13, 2025	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)