Form 10-Q
period 2025-09-30
PRINCETON CAPITAL CORP
filed 2025-11-13
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 13, 2025 was 120,486,061.

PRINCETON CAPITAL CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2025 (unaudited)	December 31, 2024

ASSETS
Control investments at fair value (cost of $21,710,606 and $21,690,606, respectively)	$12,162,667	$15,066,529
Non-control/non-affiliate investments at fair value (cost of $ 12,365,846 and $12,365,846, respectively)	4,491,630	4,151,250
Total investments at fair value (cost of $34,076,452 and $34,056,452, respectively)	16,654,297	19,217,779
Cash and cash equivalents	535,349	1,290,864
Restricted cash	5,000	5,000
Due from portfolio companies	33,574	33,049
Interest receivable, net of allowance for bad debt of $0 and $0, respectively	568,329	584,769
Prepaid expenses	100,392	76,418
Total assets	17,896,941	21,207,879

LIABILITIES
Accrued management fees	91,645	55,286
Accounts payable	149,804	16,545
Due to affiliates(1)	129,750	64,875
Taxes payable	342	-
Accrued expenses and other liabilities	59,517	27,907
Total liabilities	431,058	164,613

Net assets	$17,465,883	$21,043,266

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at September 30, 2025 and December 31, 2024)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(47,523,487)	(43,946,104)
Total net assets	$17,465,883	$21,043,266
Net asset value per share	$0.145	$0.175

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf. See Note 6 of the Notes to Financial Statements.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$2,520	$173,452	$6,602	$514,917
Interest income paid-in kind-from non-control/non-affiliate investments	-	81,378	-	234,092
Interest income from control investments	22,043	68,065	110,431	202,712
Other income from non-control/non-affiliate investments	1,163	3,488	8,140	10,465
Other income from non-investment sources	8	315	40	938
Total investment income	25,734	326,698	125,213	963,124

OPERATING EXPENSES
Management fees	44,829	58,140	140,404	202,098
Administration fees	108,859	107,024	322,908	316,853
Audit fees	20,800	20,800	140,400	127,920
Professional fees	9,870	-	34,465	14,540
Legal fees	17,272	47,361	87,492	123,037
Valuation fees	22,500	22,500	67,500	67,500
Directors’ fees	38,625	38,625	120,375	115,875
Insurance expense	33,198	33,198	98,510	84,038
Other general and administrative expenses	30,282	24,586	97,074	100,292
Total operating expenses	326,235	352,234	1,109,128	1,152,153

Net investment loss before tax	(300,501)	(25,536)	(983,915)	(189,029)
Income tax expense	9,302	1,402	9,986	3,356
Net investment loss after taxes	(309,803)	(26,938)	(993,901)	(192,385)

Net realized loss on:
Control investments	-	-	-	(5,549,735)
Total net realized loss on investments	-	-	-	(5,549,735)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	481,278	(705,752)	340,380	(5,548,873)
Control investments	(1,184,110)	(280,371)	(2,923,862)	2,511,835
Net change in unrealized gain (loss) on investments	(702,832)	(986,123)	(2,583,482)	(3,037,038)
Net realized and unrealized loss on investments	(702,832)	(986,123)	(2,583,482)	(8,586,773)
Net decrease in net assets resulting from operations	$(1,012,635)	$(1,013,061)	$(3,577,383)	$(8,779,158)

Net investment loss per share
Basic	$(0.002)	$0.000	$(0.008)	$(0.002)
Diluted	$(0.002)	$0.000	$(0.008)	$(0.002)
Net decrease in net assets resulting from operations per share
Basic	$(0.008)	$(0.008)	$(0.030)	$(0.073)
Diluted	$(0.008)	$(0.008)	$(0.030)	$(0.073)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three and Nine Months Ended September 30,
	2025	2024

Net assets at beginning of year	$21,043,266	$31,904,562

Decrease in net assets resulting from operations:
Net investment loss	(348,404)	(82,098)
Net change in unrealized loss on investments	(1,701,765)	(6,551,852)
Net decrease in net assets resulting from operations	(2,050,169)	(6,633,950)

Total decrease in net assets	(2,050,169)	(6,633,950)
Net assets at March 31	18,993,097	25,270,612

Decrease in net assets resulting from operations
Net investment loss	(335,694)	(83,349)
Net realized loss on investments	-	(5,549,735)
Net change in unrealized gain (loss) on investments	(178,885)	4,500,937
Net decrease in net assets resulting from operations	(514,579)	(1,132,147)

Total decrease in net assets	(514,579)	(1,132,147)
Net assets at June 30	$18,478,518	$24,138,465

Decrease in net assets resulting from operations
Net investment loss	(309,803)	(26,938)
Net change in unrealized loss on investments	(702,832)	(986,123)
Net decrease in net assets resulting from operations	(1,012,635)	(1,013,061)

Total decrease in net assets	(1,012,635)	(1,013,061)
Net assets at September 30	$17,465,883	$23,125,404

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(3,577,383)	$(8,779,158)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized loss on investments	-	5,549,735
Net change in unrealized loss on investments	2,583,482	3,037,038
Purchase of investments	(20,000)	(65,000)
Increase in investments due to PIK	-	(234,092)
Sale of investments	-	192,932
Changes in operating assets and liabilities:
Due from portfolio companies	(525)	(5,197)
Interest receivable	16,440	17,229
Allowance for bad debt	-	(16,549)
Prepaid expenses	(23,974)	(62,309)
Accrued management fees	36,359	(20,749)
Accounts payable	133,259	(53,111)
Due to affiliates	64,875	-
Taxes payable	342	(59,331)
Deferred fee income	-	31,395
Accrued expenses and other liabilities	31,610	(40,735)
Net cash used in operating activities	(755,515)	(507,902)

Net decrease in cash, cash equivalents and restricted cash	(755,515)	(507,902)
Cash, cash equivalents and restricted cash at beginning of period	1,295,864	1,979,659
Cash, cash equivalents and restricted cash at end of period	$540,349	$1,471,757

Supplemental disclosure of cash flow financing activities:
Income tax paid	$9,644	$62,687

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2025

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,767,702	21.57%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,767,702	21.57%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	895,819	5.13%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$100,000	100,000	100,000	0.57%
Total				2,625,481	995,819	5.70%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018(2) (3) (4) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	5,148,146	29.48%
Revolving Loan, 8% Cash, due 12/31/2027 (2) (4) (6)		6/29/2015	$2,251,000	2,251,000	2,251,000	12.89%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	7,399,146	42.37%
Total control investments				21,710,606	12,162,667	69.64%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, 4.0% PIK, due 12/31/2026 (2) (3) (4) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$4,491,630	25.71%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	4,491,630	25.71%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2025

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				12,365,846	4,491,630	25.71%
Total Portfolio Investments				34,076,452	16,654,297	95.35%

Total Investments				$34,076,452	$16,654,297	95.35%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	Investment is non-income producing as of September 30, 2025.

(5)	Represents an illiquid investment. At September 30, 2025, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.

(6)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2025

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of September 30, 2025.

	September 30, 2025
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$16,654,297	95.35%
Total	$16,654,297	95.35%

	September 30, 2025
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$7,399,146	42.36%
Nickel Pipe, Fittings and Flanges	4,491,630	25.72
Staffing	3,767,702	21.57
Energy Services	995,819	5.70
Total	$16,654,297	95.35%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2024

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,836,547	18.24%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,836,547	18.24%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	1,379,019	6.55%
First Lien Revolving Loan 10% Cash, due 5/8/2026(6)		5/08/2024	$80,000	80,000	80,000	0.38%
Total				2,605,481	1,459,019	6.93%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018(3) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	7,519,963	35.75%
Revolving Loan, 8% Cash, due 12/31/2027 (6)		6/29/2015	$2,251,000	2,251,000	2,251,000	10.70%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	9,770,963	46.45%
Total control investments				21,690,606	15,066,529	71.62%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, 4% PIK, due 12/31/2026 (3) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$4,151,250	19.73%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	4,151,250	19.73%

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

September 30, 2025

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of September 30, 2025 and through the date of filing this Quarterly Report, the Company has not entered into any strategic alternative, and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three and nine months ended September 30, 2025 may not be indicative of the results ultimately achieved for the year ended December 31, 2025 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2025, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC and Rockfish Seafood Grill, Inc., as defined under the 1940 Act. As of December 31, 2024, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, and LLC, Rockfish Seafood Grill, Inc., as defined under the 1940 Act.

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

September 30, 2025

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of September 30, 2025, there was a change in the valuation technique from the prior quarter for the Company’s investment in a portfolio company with a first lien revolver and equity position. The change added a valuation technique using broker estimates as a source to properly estimate fair market value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

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

Investment Valuation

We expect that most of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our board of directors, including reflecting significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under FASB ASC 820 “Fair Value Measurements and Disclosures”. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	September 30,	December 31,
	2025	2024
Cash and Cash Equivalents	$535,349	$1,290,864
Restricted Cash	5,000	5,000
Total Cash, Cash Equivalents and Restricted Cash	$540,349	$1,295,864

As of September 30, 2025 and December 31, 2024, restricted cash consisted of cash held for deposit with a law firm that represents the Company in an appeal on a matter incurred in the normal operating course of business.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of September 30, 2025 and December 31, 2024, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources can include loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $1,163 and $3,488 for the three months ended September 30, 2025, and 2024, respectively. Income from such sources was $8,140 and $10,465 for the nine months ended September 30, 2025, and 2024, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $8 and $315 for the three months ended September 30, 2025 and 2024 respectively. Income from such sources was $40 and $938 for the nine months ended September 30, 2025 and 2024, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and nine months ended September 30, 2025, the Company had $0 and $0 of PIK interest, respectively. For the three and nine months ended September 30, 2024, the Company had $81,378 and $234,092 of PIK interest, respectively.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Legal Fees

Legal fees invoiced to the Company for the three and nine months ended September 30, 2025 and 2024, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

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

For the three and nine months ended September 30, 2025 and 2024 and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and nine months ended September 30, 2025 and 2024, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

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

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which changed the fair value measurement disclosure requirements of ASC Topic 820, “Fair Value Measurements and Disclosures.” The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning in 2024, including interim periods therein. Early application is permitted. The Company has evaluated and will continue to evaluate the impact of the adoption of this new accounting standard, but the adoption has not had any impact on the Company’s financial statements.

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net decrease in net assets resulting from operations per common share for the three and nine months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net decrease in net assets resulting from operations	$(1,012,635)	$(1,013,061)	$(3,577,383)	$(8,779,158)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net decrease in net assets resulting from operations per common share
Basic	$(0.008)	$(0.008)	$(0.030)	$(0.073)
Diluted	$(0.008)	$(0.008)	$(0.030)	$(0.073)

(1)	Per share data based on weighted average shares outstanding.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables presents information about the Company’s assets measured at fair value as of September 30, 2025 and December 31, 2024, respectively:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$7,499,146	$7,499,146
Second Lien Loans	-	-	8,259,332	8,259,332
Equity	-	-	895,819	895,819
Total Portfolio Investments	-	-	16,654,297	16,654,297
Total Investments	$-	$-	$16,654,297	$16,654,297

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$9,850,963	$9,850,963
Second Lien Loans	-	-	7,987,797	7,987,797
Equity	-	-	1,379,019	1,379,019
Total Portfolio Investments	-	-	19,217,779	19,217,779
Total Investments	$-	$-	$19,217,779	$19,217,779

During the three and nine months ended September 30, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2025 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$9,850,963	$7,987,797	$-	$1,379,019	$19,217,779
Purchases of investments	20,000	-	-	-	20,000
Sales or repayment of investments	-	-	-	-	-
Payment-in-kind interest	-	-	-	-	-
Change in unrealized loss on investments	(2,371,817)	271,535	-	(483,200)	(2,583,482)
Fair value at end of period	$7,499,146	$8,259,332	$-	$895,819	$16,654,297
Change in unrealized loss on Level 3 investments still held as of September 30, 2025	$(2,371,817)	$271,535	$-	$(483,200)	$(2,583,482)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2024 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$12,301,440	$11,652,480	$-	$5,781,033	$29,734,953
Purchases of investments	80,000	-	-	-	80,000
Sales or repayment of investments	(192,932)	-	-	-	(192,932)
Payment-in-kind interest	-	318,417	-	-	318,417
Change in unrealized loss on investments	(1,014,333)	(3,983,100)	-	(175,491)	(5,172,924)
Realized loss on investments	(1,323,212)	-	-	(4,226,523)	(5,549,735)
Fair value at end of year	$9,850,963	$7,987,797	$-	$1,379,019	$19,217,779
Change in unrealized loss on Level 3 investments still held as of December 31, 2024	$(2,357,078)	$(3,983,100)	$-	$(4,402,014)	$(10,742,192)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2025:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$7,399,146	Enterprise Value Coverage	EV / Store level EBITDAR Location Value	4.00x-4.500x (4.25x) $1,050,000-$1,250,000 ($1,150,000)
	50,000	Appraisal Value Coverage	Cost Approach	$820,000-$1,055,000 ($938,000)
			Sales Comparison Approach	$919,000-$1,176,000 ($1,048,000)
	50,000	Broker Estimates	Broker Estimate	$972,000-$1,211,000 ($1,092,000)
Total	7,499,146

Second Lien Loans	4,890,610	Enterprise Value Coverage	EV / LTM Revenue EV / PF Revenue	0.30x-0.35x (0.33x) 1.10x-1.20x (1.15x)

	3,368,722	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	45%-75% (60%)
Total	8,259,332

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.30x-0.35x (0.33x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.30x-0.35x (0.33x)
			EV / PF Revenue	1.10x-1.120 (1.15)
			EV / Store level EBITDAR	4.00x-4.50x (4.25x)
			Location Value	$1,050,000-$1,250,000 ($1,150,000)
	-	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	45%-75% (60%)
	447,909	Appraisal Value Coverage	Cost Approach	$820,000-$1,055,000 ($938,000)
			Sales Comparison Approach	$919,000-$1,176,000 ($1,048,000)
	447,910	Broker Estimates	Broker Estimate	$972,000-$1,211,000 ($1,092,000)
Total	895,819
Total Level 3 Investments	$16,654,297

(1)	There was a change in the valuation technique from the prior quarter for the Company’s investment in a portfolio company with a first lien revolver and equity position. The change added a valuation technique using broker estimates as a source to properly estimate fair market value.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

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

September 30, 2025

(Unaudited)

The Company had no other remaining Level 3 investments.

As of September 30, 2025 and December 31, 2024, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments.

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
September 30, 2025
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

Management fees earned by House Hanover for the three months ended September 30, 2025 and 2024 were $44,829 and $58,140, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2025 and 2024 were $140,404 and $202,098, respectively.

As of September 30, 2025 and December 31, 2024, management fees of $91,645 and $55,286, respectively, were payable to House Hanover.

Incentive Fee

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Payment of Expenses

House Hanover bears all compensation expenses (including health insurance, pension benefits, payroll taxes and other compensation related matters) of its employees and bears the costs of any salaries or directors’ fees of any officers or directors of the Company who are affiliated persons (as defined in the 1940 Act) of House Hanover. However, House Hanover, subject to approval by the Board of the Company, is entitled to reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company. During the term of the House Hanover Investment Advisory Agreement, House Hanover will also bear all of its costs and expenses for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of its obligations under the House Hanover Investment Advisory Agreement.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2025
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
September 30, 2025
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

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Administration fees were $64,875 and fees to the Sub-Administrator were $43,984 for the three months ended September 30, 2025, as shown on the Statements of Operations under administration fees. Administration fees were $194,625 and fees to the Sub-Administrator were $128,283 for the nine months ended September 30, 2025, as shown on the Statements of Operations under administration fees.

Administration fees were $64,875 and fees to the Sub-Administrator were $42,149 for the three months ended September 30, 2024, as shown on the Statements of Operations under administration fees. Administration fees were $194,625 and fees to the Sub-Administrator were $122,228 for the nine months ended September 30, 2024, as shown on the Statements of Operations under administration fees.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2025, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.153	$0.200
Net investment loss	(0.002)	-
Change in unrealized loss	(0.006)	(0.008)
Net asset value at end of period	$0.145	$0.192
Total return based on net asset value (2)	(5.2)%	(4.0)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$17,465,883	$23,125,404
Average net assets	$18,467,511	$24,127,453
Ratio of net operating expenses to average net assets (3)	7.0%	5.8%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	6.0%	4.8%
Ratio of net investment loss to average net assets (3)	(6.7)%	(0.4)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(6.7)%	(0.4)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(21.8)%	(16.7)%
Portfolio Turnover	0.00%	0.23%

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.175	$0.265
Net investment loss	(0.008)	(0.002)
Change in unrealized loss	(0.022)	(0.025)
Realized loss	-	(0.046)
Net asset value at end of period	$0.145	$0.192
Total return based on net asset value (2)	(17.1)%	(27.5)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$17,465,883	$23,125,404
Average net assets	$19,482,462	$27,061,680
Ratio of net operating expenses to average net assets (3)	7.6%	5.7%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	6.6%	4.7%
Ratio of net investment loss to average net assets (3)	(6.8)%	(0.9)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(6.8)%	(1.0)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(24.6)%	(43.2)%
Portfolio Turnover	0.11%	0.27%

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per Share Data (1):
Net asset value at beginning of period	$0.265	$0.266	$0.286	$0.187	$0.276
Net investment income (loss)	(0.001)	0.007	(0.006)	(0.007)	(0.005)
Change in unrealized gain (loss)	(0.043)	(0.008)	0.025	0.106	(0.022)
Realized gain (loss)	(0.046)	-	0.036	-	(0.062)
Dividend distribution	-	-	(0.075)	-	-
Net asset value at end of period	$0.175	$0.265	$0.266	$0.286	$0.187
Total return based on net asset value (2)	(34.0)%	(0.4)%	(7.0)%	52.9%	(32.60)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$21,043,266	$31,904,562	$32,083,462	$34,472,992	$22,479,540
Average net assets	$26,066,545	$32,367,368	$35,317,720	$29,126,862	$25,276,013

Total operating expenses to average net assets	5.8%	4.9%	6.6%	6.0%	6.2%
Net operating expenses to average net assets	5.8%	4.9%	6.6%	6.0%	6.2%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	4.8%	4.0%	5.6%	5.1%	5.2%

Net investment income (loss) to average net assets	(0.5)%	2.5%	(2.2)%	(3.0)%	(2.7)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(0.9)%	2.5%	(2.3)%	(3.0)%	(3.0)%

Net increase (decrease) in net assets resulting from operations to average net assets	(41.6)%	(0.6)%	18.8%	41.2%	(42.7)%
Portfolio Turnover	0.0%	0.0%	32.3%	0.4%	0.4%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.
(3)	Financial Highlights for the periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the nine months ended September 30, 2025 and 2024, the Company did not exclude any nonrecurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2025. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On December 24, 2024, the Company entered into a Corporate Guaranty Agreement with a new food vendor of Rockfish Seafood Grill, Inc. (“Rockfish”) that should provide significant savings to Rockfish. This guaranty was limited to $90,000 and expired on June 1, 2025. As of September 30, 2025, the Company has no further obligations under this guaranty.

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

The Company has determined that Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at September 30, 2025 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$11,281	$11,927	$4,338	$4,129
Gross Profit	$7,948	$8,346	$1,018	$931
Net Loss	$(1,137)	$(1,479)	$(292)	$(739)

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

The following table illustrates key metrics for the nine months ended September 30, 2025 and 2024 as reported on the Statements of Operations:

	Nine Months Ended September,
	2025	2024
	(Unaudited)	(Unaudited)
Net investment loss after taxes	$(993,901)	$(192,385)
Net decrease in net assets resulting from operations	$(3,577,383)	$(8,779,158)

The following table illustrates key metrics as of September 30, 2025 and December 31, 2024 as reported on the Schedule of Investments:

	September 30, 2025	December 31, 2024
	(Unaudited)
Fair value of investments	$16,654,297	$19,217,779

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2025 and through the date of this filing, there was no portfolio activity or other events to report.

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2024 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2025.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2025	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2024	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2025
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,836,547	$-	$-	-	$(68,845)	$3,767,702
Unsecured loan Consolidated BL Note 6.33% due 12/31/2027	$1,381,586	65,411	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,379,019	-	-	-	(483,200)	895,819
First lien Revolving Loan 10%, due 5/8/2026 (4)	$100,000	-	80,000	20,000	-	-	-	100,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	7,519,963	-	-	-	(2,371,817)	5,148,146
Revolving Loan, 8% PIK, due 12/31/2027 (3)	$2,251,000	45,020	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028(3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A(3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$110,431	$15,066,529	$20,000	$-	$-	$(2,923,862)	$12,162,667

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2025
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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of September 30, 2025 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At September 30, 2025, the Company had investments in 4 portfolio companies. The total cost and fair value of the total investments were approximately $34.1 million and $16.7 million, respectively. The composition of our investments by asset class as of September 30, 2025 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$8,703,944	$7,499,146	45.0%
Second Lien Loans	11,734,756	8,259,332	49.6
Unsecured Loans	1,381,586	-	0.0
Equity	12,256,166	895,819	5.4
Total Portfolio Investments	$34,076,452	$16,654,297	100.00%

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

At September 30, 2025, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 6.58% of which approximately 6.58% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2024, our weighted average yield based upon cost of our portfolio investments was approximately 12.04% of which approximately 9.40% is current cash interest.

At September 30, 2025 and December 31, 2024, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025			As of December 31, 2024
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of % Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	100,000	0.63	1	80,000	0.45	1
3	—	—	—	—	—	—
4	11,166,848	70.87	2	17,758,760	99.55	3
5	4,491,630	28.50	1	—	—	—
	$15,758,478	100,00%	4	$17,838,760	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2025, we had 4 loans on non-accrual status. As of December 31, 2024, we had 2 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three months Ended September 30, 2025 and September 30, 2024

	Three months Ended September 30, 2025 (unaudited)		Three months Ended September 30, 2024 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$24,563	$0.000	$322,895	$0.003
Other income	1,171	0.000	3,803	0.000
Total investment income	25,734	0.000	326,698	0.003

Operating expenses
Management fees	44,829	0.001	58,140	0.001
Administration fees	108,859	0.001	107,024	0.001
Professional fees	9,870	0.000	-	0.000
Audit fees	20,800	0.000	20,800	0.000
Legal fees	17,272	0.000	47,361	0.001
Valuation fees	22,500	0.000	22,500	0.000
Directors’ fees	38,625	0.000	38,625	0.000
Insurance expense	33,198	0.000	33,198	0.000
Other general and administrative expenses	30,282	0.000	24,586	0.000
Total net operating expenses	326,235	0.002	352,234	0.003

Net investment loss before tax	(300,501)	(0.002)	(25,536)	0.000
Income tax expense	9,302	0.000	1,402	0.000
Net investment loss after tax	$(309,803)	$(0.002)	$(26,938)	$0.000
Net change in unrealized gain (loss)	(702,832)	(0.006)	(986,123)	(0.008)
Realized loss on investments	0.000	0.000	0.000	0.000
Net decrease in net assets resulting from operations	$(1,012,635)	$(0.008)	$(1,031,061)	$(0.008)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the nine months ended September 30, 2025 and September 30, 2024, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $0 and $81,378 for the three months ended September 30, 2025 and 2024, respectively.

Operating Expenses

Total net operating expenses decreased from $352,234 for the three months ended September 30, 2024 to $326,235 for the three months ended September 30, 2025. The decrease is primarily due to a decrease in management fees and legal fees for the three months ended September 30, 2025.

Total operating expenses per share decreased from $0.003 per share for the three months ended September 30, 2024 to $0.002 per share for the nine months ended September 30, 2025.

Net Investment Loss after tax

Net investment loss (after tax) increased from a loss of $(26,938) for the three months ended September 30, 2024 to loss of $(309,803) for the three months ended September 30, 2025. This increase in loss was primarily due to a decrease in interest income.

Net investment loss (after tax) per share increased from $(0.000) to $(0.002) for the three months ended September 30, 2024 and 2025, respectively.

Net Realized Loss

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2025 and 2024, we did not recognize a realized gain or loss.

Net Change in Unrealized Loss

Net change in unrealized loss primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized loss on investments totaled a loss of $(702,832) for the three months ended September 30, 2025 primarily in connection by losses of $(1,071,808), $(57,741) and $(54,561) on Rockfish Seafood Grill, Inc., PCC SBH Sub, Inc. and Advantis Certified Staffing Solutions, Inc., respectively offset by gains of $481,278 for Performance Alloys, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(986,123) for the three months ended September 30, 2024 primarily in connection by losses of $(705,752) and $(248,933) on Performance Alloys, LLC, and Rockfish Seafood Grill, Inc. respectively.

Comparison of the Nine months Ended September 30, 2025 and September 30, 2024

	Nine months Ended September 30, 2025 (unaudited)		Nine months Ended September 30, 2024 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$117,033	$0.001	$951,721	$0.008
Other income	8,180	0.000	11,403	0.000
Total investment income	125,213	0.001	963,124	0.008

Operating expenses
Management fees	140,404	0.001	202,098	0.002
Administration fees	322,908	0.003	316,853	0.003
Professional fees	34,465	0.000	14,540	0.000
Audit fees	140,400	0.001	127,920	0.001
Legal fees	87,492	0.001	123,037	0.001
Valuation fees	67,500	0.001	67,500	0.000
Directors’ fees	120,375	0.001	115,875	0.001
Insurance expense	98,510	0.000	84,038	0.001
Other general and administrative expenses	97,074	0.001	100,292	0.001
Total net operating expenses	1,109,128	0.009	1,152,153	0.010

Net investment loss before tax	(983,915)	(0.008)	(189,029)	(0.002)
Income tax expense	9,986	0.0000	3,356	0.0000
Net investment loss after tax	$(993,901)	$(0.008)	$(192,385)	$(0.002)
Net change in unrealized loss	(2,583,482)	(0.022)	(3,037,038)	(0.025)
Realized loss on investments	0.000	0.000	(5,549,735)	(0.046)
Net decrease in net assets resulting from operations	$(3,577,383)	$(0.030)	$(8,779,158)	$(0.073)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the nine months ended September 30, 2025 and September 30, 2024, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $0 and $234,092 for the nine months ended September 30, 2025 and 2024, respectively.

Operating Expenses

Total net operating expenses decreased from $1,152,153 for the nine months ended September 30, 2024 to $1,109,128 for the nine months ended September 30, 2025. The decrease is primarily due to a decrease in management fees and legal fees for the nine months ended September 30, 2025.

Total operating expenses per share decreased from $0.010 per share for the nine months ended September 30, 2024 to $0.009 per share for the nine months ended September 30, 2025.

Net Investment Loss after tax

Net investment loss (after tax) increased from loss of $(192,385) for the nine months ended September 30, 2024 to a loss of $(993,901) for the nine months ended September 30, 2025. This increase in income was primarily due to a decrease in total investment income explained above.

Net investment loss (after tax) per share increased from $(0.002) to $(0.008) for the nine months ended September 30, 2024 and 2025, respectively.

Net Realized Loss

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the nine months ended September 30, 2024, there were net realized losses of $(5,549,735) relating to sales of investments. for the nine months ended September 30, 2025, the Company did not recognize any realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized gain (loss) on investments totaled a loss of $(2,583,482) for the nine months ended September 30, 2025 primarily in connection with loss of $(2,371,817) and $(483,200) from Rockfish Seafood Grill. Inc. and PCC SBH Sub, Inc., respectively offset by gains of $340,380 for Performance Alloys, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(3,037,038) for the nine months ended September 30, 2024 primarily due to a gain of $1,342,745 and $4,226,523 on Dominion Capital Management and Integrated Medical Partners which was offset by losses of $(5,548,873) and $(2,391,649) on Performance Alloys, LLC and Rockfish Seafood Grill, Inc., respectively.

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

As of September 30, 2025, we had $535,349 in cash and cash equivalents and $5,000 in restricted cash, and our net assets totaled $17,465,883. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of September 30, 2025, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the nine months ended September 30, 2025 and 2024, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended September 30, 2025 and September 30, 2024 were $44,829 and $58,140, respectively. Management fees earned by House of Hanover for the nine months ended September 30, 2025 and September 30, 2024 were $140,400 and $202,098, respectively.

As of September 30, 2025 and December 31, 2024, management fees of $91,645 and $55,286, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $108,859, and $107,024 for the three months ended September 30, 2025 and 2024, respectively, as shown on the Statements of Operations under administration fees. As of September 30, 2025 and December 31, 2024 there were $129,750 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates. Administration fees were $322,908, and $316,853 for the nine months ended September 30, 2025 and 2024, respectively, as shown on the Statements of Operations under administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

Recent Developments

Subsequent to the period ended September 30, 2025 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of September 30, 2025, all of our debt investments are fixed rate.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance (i) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

Remediation of Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weakness in the Company’s internal control over financial reporting. Specifically, as previously disclosed, we identified a material weakness in our internal controls over financial reporting related to our failure to verify material information from unconsolidated significant subsidiaries.

In response to such material weakness, management took certain actions to further enhance effective internal control measures to improve our internal financial reporting and to remediate the identified material weakness. Corrective actions to remediate the control deficiencies identified above, included implementing proper procedures at all levels, including hired outside administrators, to properly review and verify information from our unconsolidated significant subsidiaries in order to ensure proper disclosure for the Notes to Financial Statements. Management, including the Interim Chief Executive Officer and Chief Financial Officer, has evaluated these remedial efforts and concluded that as of September 30, 2025, our planned actions to enhance our processes and controls have addressed this material weakness. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

(b) Changes in Internal Control Over Financial Reporting

Except for the remediation indicated above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2025, there were no material legal proceedings against the Company or any of its officers or directors.

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

Dated: November 13, 2025	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2025	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)