Form 10-K
period 2025-12-31
PRINCETON CAPITAL CORP
filed 2026-03-30
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $330,114 based on the closing price of $0.066 per share on the OTC Pink Limited Market on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 30, 2026, there were 120,486,061 shares of common stock, $0.001 par value, issued and outstanding.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of December 31, 2025 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative and the strategic process remains ongoing.

The following discussion describes the Company as of December 31, 2025 as it relates to the financial statements covered by this Annual Report on Form 10-K and as of the latest practicable date for other information about the Company.

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

The Company will be taxed as a C corporation and subject to federal and state corporation income taxes for its 2025 and 2024 taxable years.

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

Competition

Our primary competitors in providing financing to small and lower middle-market companies include public and private funds, other BDC’s, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to qualify as a regulated investment company or “RIC”. The Company did not meet the qualifications of a RIC for the 2025 tax year and will be taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. Management will make a determination that is in the best interests of the Company and its stockholders.

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party on May 12, 2025.

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

Risks Relating to our Common Stock

Our share ownership is concentrated.

As of April 1, 2026 the Partnerships beneficially own approximately 95% of our outstanding common stock. As a result, the Partnerships will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of the Partnerships may not always coincide with the interests of our other stockholders.

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

Management's Role in Cybersecurity Risk Management

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

Item 3. LEGAL PROCEEDINGS

As of December 31, 2025, there were no material legal proceedings against the Company or any of its officers or directors. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Quarter Ending	Quarterly High	Quarterly Low
December 31, 2025	$0.07	$0.06
September 30, 2025	$0.07	$0.05
June 30, 2025	$0.13	$0.07
March 31, 2025	$0.15	$0.11

December 31, 2024	$0.19	$0.12
September 30, 2024	$0.25	$0.12
June 30, 2024	$0.31	$0.11
March 31, 2024	$0.31	$0.16

December 31, 2023	$0.29	$0.22
September 30, 2023	$0.30	$0.11
June 30, 2023	$0.34	$0.22
March 31, 2023	$0.35	$0.19

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

Holders of record

As of March 25, 2026, there were 37 shareholders of our common stock.

The number of record holders reflects shares held by a broker as one record holder. The underlying shares may be held by one or more beneficial owners.

The Company feels the actual number of common shareholders may be significantly higher as 1,305,167 shares of common stock are held in street name which reflected approximately 1.08% of the outstanding shares of common stock as of March 25, 2026, according to our transfer agent.

Dividends

Our dividends, if any, are determined by our board of directors. The Company was taxed as a C corporation and subject to federal and state corporation income taxes for its 2024 taxable year. The Company did not meet the qualifications of a RIC for the 2025 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. While the Company does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

For each of the fiscal years ended December 31, 2025, 2024 and 2023, the Company did not declare any cash dividends on the Company’s common stock.

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

Sale of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the past five fiscal years. The graph assumes that, on December 31, 2020, a person invested $100 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities. Our Company is quoted on the OTC Pink Market and are thus not traded on a public exchange.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During the year ended December 31, 2025, there were no repurchases made by or on behalf of the issuer of shares of equity securities.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of December 31, 2025 and through the date of filing this Annual Report, the Company has not entered into any agreements regarding any strategic alternative and the strategic process remains ongoing.

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

On an annual basis and in general, BDCs intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, a BDC must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, BDCs generally will not have to pay corporate-level taxes on any income they distribute to their stockholders. We did not meet the qualifications of a RIC for the 2024 or 2025 tax years and will be taxed as a corporation under Subchapter C of the Code. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved.

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

At December 31, 2025, the Company had investments in 4 portfolio companies. The total cost and fair value of the total investments were approximately $34.1 million and $14.3 million, respectively. The composition of our investments by asset class as of December 31, 2025 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$8,738,944	7,589,357	53.2%
Second Lien Loans	11,734,756	5,787,756	40.6
Unsecured Loans	1,381,586	-	0.0
Equity	12,256,166	884,342	6.2
Total Portfolio Investments	34,111,452	14,261,455	100.0
Total Investments	$34,111,452	14,261,455	100.0%

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

At December 31, 2025, our weighted average yield based upon cost of our portfolio investments was approximately 6.66% of which approximately 6.66% is current cash interest. At December 31, 2024, our weighted average yield based upon cost of our portfolio investments was approximately 12.04% of which approximately 9.40% is current cash interest.

At December 31, 2025 and December 31, 2024, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The primary portfolio investment activities for the year ended December 31, 2025 are as follows:

●	On March 13, 2025, the Company entered into an amendment with Performance Alloys, LLC to waive the existing defaults and amend the minimum fixed charge coverage ratio covenants for the 2025 fiscal year. The Company will not receive interest until such time as Performance Alloys is back in compliance with its original covenants.

●	On June 9, 2025, the Company advanced $20,000 under its loan agreement with PCC SBH Sub, Inc.

●	On November 24, 2025, the Company amended the Note and Loan Agreement with PCC SBH Sub, Inc. to increase the availability under the Note to $150,000.

●	On November 25, 2025, the Company advanced $35,000 under its loan agreement with PCC SBH Sub, Inc.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always end up in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025			As of December 31, 2024
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	135,000	1.01	1	80,000	0.45	1
3	—	—	—	—	—	—
4	11,169,053	83.49	2	17,758,760	99.55	3
5	2,073,060	15.50	1	—	—	—
	$13,377,113	100.00%	4	$17,838,760	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2025, we had 4 loans on non-accrual status. As of December 31, 2024, we had 3 loans on non-accrual status

Results of Operations

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreements and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Years Ended December 31, 2025, 2024, and 2023

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$141,943	$0.001	$1,278,275	$0.010	$2,471,590	$0.021
Other income	13,998	0.000	105,776	0.001	9,303	0.000
Total investment income	155,941	0.001	1,384,051	0.011	2,480,893	0.021

Operating expenses
Management fees	184,133	0.002	257,384	0.002	317,546	0.003
Administration fees	431,768	0.004	423,877	0.004	415,092	0.003
Audit Fees	202,800	0.002	169,520	0.002	149,136	0.001
Legal Fees	114,780	0.001	158,589	0.001	187,687	0.002
Valuation fees	90,000	0.000	90,000	0.001	90,000	0.001
Other professional fees	34,465	0.000	14,540	0.000	-	0.000
Directors’ fees	150,000	0.001	150,000	0.001	150,000	0.001
Insurance expense	131,708	0.001	117,236	0.001	151,193	0.001
Interest expense	-	0.000	-	0.000	207	0.000
Bad debt expense	444,517	0.004	-	0.000	-	0.000
Other general and administrative expenses	130,611	0.001	143,392	0.001	138,465	0.001
Total operating expenses	1,914,782	0.016	1,524,538	0.013	1,599,326	0.013

Net investment income (loss) before tax	(1,758,841)	(0.015)	(140,487)	(0.001)	881,567	0.007
Income tax expense (benefit)	10,100	-	(1,850)	-	64,993	-
Net investment income (loss) after tax	(1,768,941)	(0.015)	(138,637)	(0.001)	816,574	0.007
Net change in unrealized gain (loss)	(5,011,324)	(0.042)	(5,172,924)	(0.043)	(994,274)	(0.008)
Net realized (loss)	-	-	(5,549,735)	(0.046)	(1,200)	-
Net (decrease) in net assets resulting from operations	$(6,780,265)	$(0.057)	$(10,861,296)	$(0.090)	$(178,900)	$(0.001)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061, 120,486,061 and 120,486,061 shares outstanding for the years ended December 31, 2025, 2024, and 2023, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $0, $318,417, and $163,341, for the years ended December 31, 2025, 2024, and 2023, respectively.

Operating Expenses

Total net operating expenses increased from $1,524,538 for the year ended December 31, 2024 to $1,914,782 for the year ended December 31, 2025. The increase is primarily due to bad debt expense as well as an increase in audit, insurance and other professional fees. The increase was minimally offset by a decrease management, legal and other general and administrative expenses.

Total net operating expenses per share increased from 0.013 per share for the year ended December 31, 2024 to 0.016 for the year ended December 31, 2025.

Total net operating expenses decreased from $1,599,326 for the year ended December 31, 2023 to $1,524,538 for the year ended December 31, 2024. The decrease is primarily due to a decrease in management, legal and insurance expense. The decrease was minimally offset by an increase administrative expenses and other professional fees.

Total net operating expenses per share remained the same at $0.013 per share for the years ended December 31, 2023 and December 31, 2024.

Net Investment Income (Loss)

Net investment income (loss) (after tax) increased from $(138,637) for the year ended December 31, 2024 to $(1,768,941) for the year ended December 31, 2025. This increase is primarily due to an increase in bad debt expense and a decrease in interest income for the year ended December 31, 2025 and to a lesser extent increases in audit and insurance expenses.

Net investment income (loss) (after tax) per share increased from $(0.001) per share for the year ended December 31, 2024 to $(0.015) per share for the year ended December 31, 2025.

Net investment income (loss) (after tax) decreased from $816,574 for the year ended December 31, 2023 to $(138,637) for the year ended December 31, 2024. This decrease is primarily due to a decrease in interest income for the year ended December 31, 2024 and to a lesser extent increases in administration, audit, and other professional fees..

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

For the year ended December 31, 2025, we did not recognize any realized gain (loss).

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

Net change in unrealized gain (loss) on investments totaled a loss of $(5,011,324) for the year ended December 31, 2025 primarily in connection with unrealized losses of $(2,078,190), $(2,316,606), $(494,677) and $(121,851) on Performance Alloys, Inc., Rockfish Seafood Grill, Inc., PCC SBH Sub and Advantis Certified Staffing Solutions, Inc., respectively.

Net change in unrealized gain (loss) on investments totaled a loss of $(5,172,924) for the year ended December 31, 2024 primarily in connection with unrealized losses of $(7,320,698), $(2,357,078) and $(899,894) on Performance Alloys, Inc., Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., respectively, and partially offset by gains of $4,226,523 and $1,342,750 on Integrated Medical Partners, LLC and Dominion Medical Management, Inc., respectively.

Net change in unrealized gain (loss) on investments totaled a loss of $(994,274) for the year ended December 31, 2023 primarily in connection with unrealized losses of $(1,075,753) and $(831,927) on Performance Alloys, Inc. and Rockfish Seafood Grill, Inc., respectively, and partially offset by unrealized gains of $1,079,494 on Advantis Certified Staffing Solutions, Inc.

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

As of December 31, 2025, we had $246,832 in cash and restricted cash, and our net assets totaled $14,263,001. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months.

Contractual Obligations

As of December 31, 2025, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the fiscal year ended December 31, 2025, no dividends were declared or distributed to stockholders.

For the fiscal year ended December 31, 2024, no dividends were declared or distributed to stockholders.

In order to qualify as a RIC and to avoid U.S. federal corporate level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, we must distribute an amount at least equal to the sum of 98% of our net ordinary income (during the calendar year) plus 98.2% of our net capital gain income (during each 12-month period ending on October 31) plus any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent that we have income available, we intend to make distributions to our stockholders. Our stockholder distributions, if any, will be determined by our board of directors. Any distribution to our stockholders will be declared out of assets legally available for distribution. The Company did not meet the requirements to qualify as a RIC for the 2025 and 2024 tax years and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. While the Company does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved, it can still declare a dividend even though it is not required to do so.

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

Related Party Transactions

Management Fees

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2025 2024 and 2023 were $184,133, $257,384 and $317,546 , respectively. As of December 31, 2025 and 2024, management fees of $135,373 and $55,286 , respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $259,500, $259,500 and $259,500 for the years ended December 31, 2025, 2024 and 2023, respectively, as shown on the Statements of Operations under administration fees. As of December 31, 2025 and 2024, there were $194,625 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

●	On June 9, 2025, the Company advanced $20,000 under its loan agreement with PCC SBH Sub, Inc.
●	On November 24, 2025, the Company amended the Note and Loan Agreement with PCC SBH Sub, Inc. to increase the availability under the Note to $150,000.
●	On November 25, 2025, the Company advanced $35,000 under its loan agreement with PCC SBH Sub, Inc.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of December 31, 2025, all of our debt investments are fixed rate.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Princeton Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying Statements of Assets and Liabilities of Princeton Capital Corporation (the "Company"), including the schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2025 and 2024, by correspondence with the portfolio companies. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value of Investments

As discussed in Note 5 to the financial statements, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions as there is no readily available market value. As of December 31, 2025, total investments at fair value were $14,261,455.

We identified the evaluation of the fair value of investments as a critical audit matter. Assessment of the Company’s judgments regarding the use of specific valuation techniques, inputs and assumptions involved a high degree of subjective auditor judgment. Changes in these techniques, inputs and assumptions could have a significant impact on the fair value of investments. In particular, the Company uses the market approach, the cost approach and net orderly liquidation analysis to determine enterprise values and total asset values. In addition, the Company relies upon the current value method to value certain equity and debt investments. Furthermore, the Company makes judgments relating to credit risk, guideline company market multiples, guideline transaction multiples, replacement cost indications, recovery rates and other financial performance measures, used to determine enterprise values and total equity value indications.

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

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

March 30, 2026

PCAOB Number 100

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024

ASSETS
Control investments at fair value (cost of $21,745,606 and $21,690,606, respectively)	$12,188,395	$15,066,529
Non-control/non-affiliate investments at fair value (cost of $12,365,846 and $12,365,846, respectively)	2,073,060	4,151,250
Total investments at fair value (cost of $34,111,452 and $34,056,452, respectively)	14,261,455	19,217,779
Cash and cash equivalents	241,832	1,290,864
Restricted cash	5,000	5,000
Due from portfolio companies	34,397	33,049
Interest receivable, net of allowance for bad debt of $0 and $0, respectively	148,721	584,769
Prepaid expenses	67,194	76,418
Total assets	14,758,599	21,207,879

LIABILITIES
Accrued management fees	135,373	55,286
Accounts payable	130,390	16,545
Due to affiliates(1)	194,625	64,875
Taxes payable	456	-
Accrued expenses and other liabilities	34,754	27,907
Total liabilities	495,598	164,613

Net assets	$14,263,001	$21,043,266

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at December 31, 2025 and December 31, 2024)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(50,726,369)	(43,946,104)
Total net assets	$14,263,001	$21,043,266
Net asset value per share	$0.118	$0.175

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC for the reimbursement of administration fees that it incurs on the Company’s behalf (Note 7).

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024	2023
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$9,469	$689,083	$1,254,375
Interest income from control investments	132,474	270,775	1,050,876
Interest income paid-in-kind from non-control/ non-affiliate investments	-	318,417	166,339
Other income from non-control/non-affiliate investments	13,953	13,953	8,140
Other income from non-investment sources (Note 2)	45	91,823	1,163
Total investment income	155,941	1,384,051	2,480,893

OPERATING EXPENSES
Management fees	184,133	257,384	317,546
Administration fees	431,768	423,877	415,092
Audit fees	202,800	169,520	149,136
Legal fees (Note 2)	114,780	158,589	187,687
Valuation fees	90,000	90,000	90,000
Other professional fees	34,465	14,540	-
Directors’ fees	150,000	150,000	150,000
Insurance expense	131,708	117,236	151,193
Interest expense	-	-	207
Bad debt expense	444,517	-	-
Other general and administrative expenses	130,611	143,392	138,465
Total operating expenses	1,914,782	1,524,538	1,599,326

Net investment income (loss) before income tax expense (benefit)	(1,758,841)	(140,487)	881,567
Income tax expense (benefit)	10,100	(1,850)	64,993
Net investment income (loss) after income tax expense (benefit)	(1,768,941)	(138,637)	816,574

Net realized gain (loss) on:
Non-control/non-affiliate investments	-	(5,549,735)	(1,200)
Total net realized gain (loss) on investments	-	(5,549,735)	(1,200)
Net change in unrealized gain (loss) on investments:
Non-control/non-affiliate investments	(2,078,190)	(7,320,698)	(1,075,753)
Control investments	(2,933,134)	2,147,774	81,479
Net change in unrealized gain (loss) on investments	(5,011,324)	(5,172,924)	(994,274)
Net realized and unrealized gain (loss) on investments	(5,011,324)	(10,722,659)	(995,474)
Net decrease in net assets resulting from operations	$(6,780,265)	$(10,861,296)	$(178,900)

Net investment income (loss) per share
Basic	$(0.015)	$(0.001)	$0.007
Diluted	$(0.015)	$(0.001)	$0.007
Net decrease in net assets resulting from operations per share
Basic	$(0.057)	$(0.090)	$(0.001)
Diluted	$(0.057)	$(0.090)	$(0.001)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31,
	2025	2024	2023
Net assets at beginning of year	$21,043,266	$31,904,562	$32,083,462
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	(1,768,941)	(138,637)	816,574
Realized loss on investments	-	(5,549,735)	(1,200)
Net change in unrealized loss on investments	(5,011,324)	(5,172,924)	(994,274)
Net decrease in net assets resulting from operations	(6,780,265)	(10,861,296)	(178,900)

Total decrease in net assets	(6,780,265)	(10,861,296)	(178,900)
Net Assets at December 31	$14,263,001	$21,043,266	$31,904,562

Capital share activity:
Common stock
Common stock outstanding at the beginning of year	120,486,061	120,486,061	120,486,061
Common stock outstanding at the end of year	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(6,780,265)	$(10,861,296)	$(178,900)
Adjustments to reconcile decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sales, repayments, or maturity of investments in:
Portfolio investments	-	192,932	-
Net realized loss on investments	-	5,549,735	1,200
Net change in unrealized loss on investments	5,011,324	5,172,924	994,274
Purchase of investments	(55,000)	(80,000)	-
Increase in investments due to PIK	-	(318,417)	(166,339)
Changes in other assets and liabilities:
Due from portfolio companies	(1,348)	(6,457)	(250)
Interest receivable	436,048	(42,535)	(232,064)
Allowance for bad debt	-	(16,549)	-
Prepaid expenses	9,224	(29,112)	(11,754)
Accrued management fees	80,087	(23,603)	(13,045)
Accounts payable	113,845	(142,927)	(20,624)
Due to affiliates	129,750	-	-
Tax expense payable	456	(64,537)	64,537
Deferred fee income	-	-	41,860
Accrued expenses and other liabilities	6,847	(13,953)	(65,782)
Net cash provided by (used in) operating activities	(1,049,032)	(683,795)	413,113

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,049,032)	(683,795)	413,113
Cash, cash equivalents and restricted cash at beginning of year	1,295,864	1,979,659	1,566,546
Cash, cash equivalents and restricted cash at end of year	$246,832	$1,295,864	$1,979,659

Supplemental disclosure of cash flow financing activities:
Interest expense paid	$-	$-	$207
Income tax paid	$456	$62,687	$456

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2025

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value(1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,714,696	26.04%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,714,696	26.04%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	884,342	6.20%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$135,000	135,000	135,000	0.95%
Total				2,660,481	1,019,342	7.15%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (4) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	5,020,776	35.20%
Revolving Loan, 8% Cash, due 12/31/2027 (2) (4) (6)		6/29/2015	$2,251,000	2,251,000	2,433,581	17.06%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	7,454,357	52.26%
Total control investments				21,745,606	12,188,395	85.45%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, 4% PIK, due 12/31/2026 (2) (3) (4) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$2,073,060	14.54%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	2,073,060	14.54%

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2025

(Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				$12,365,846	$2,073,060	14.54%
Total Portfolio Investments				34,111,452	14,261,455	99.99%

Total Investments				$34,111,452	$14,261,455	99.99%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	Investment is non-income producing as of December 31, 2025.

(5)	Represents an illiquid investment. At December 31, 2025, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

(6)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2025

(Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills) by geography and industry as of December 31, 2025.

	December 31, 2025
Geography	Investments at Fair Value	Percentage of Net Assets
United States	$14,261,455	99.99%
Total	$14,261,455	99.99%

	December 31, 2025
Industry	Investments at Fair Value	Percentage of Net Assets
Casual Dining	$7,454,357	52.26%
Staffing	3,714,696	26.04
Nickel Pipe, Fittings and Flanges	2,073,060	14.54
Energy Services	1,019,342	7.15
Total	$14,261,455	99.99%

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2024

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,836,547	18.24%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,836,547	18.24%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	1,379,019	6.55%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$80,000	80,000	80,000	0.38%
Total				2,605,481	1,459,019	6.93%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (3) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	7,519,963	35.75%
Revolving Loan, 8% Cash, due 12/31/2027 (6)		6/29/2015	$2,251,000	2,251,000	2,251,000	10.70%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	9,770,963	46.45%
Total control investments				21,690,606	15,066,529	71.62%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, due 12/31/2026 (3) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$4,151,250	19.73%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	4,151,250	19.73%

The accompanying notes are an integral part of these financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2024 (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				$12,365,846	$4,151,250	19.73%
Total Portfolio Investments				34,056,452	19,217,779	91.35%

Total Investments				$34,056,452	$19,217,779	91.35%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	Investment is non-income producing as of December 31, 2024.

(5)	Represents an illiquid investment. At December 31, 2024, 100% of the total fair value of portfolio investments are illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

(6)	Represents an investment valued using significant unobservable inputs.

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

December 31, 2025

NOTE 1 – NATURE OF OPERATIONS

References herein to “we”, “us” or “our” refer to Princeton Capital Corporation (the “Company” or “Princeton Capital”), unless the context specifically requires otherwise.

Princeton Capital Corporation, a Maryland corporation, was incorporated under the general laws of the State of Maryland on July 25, 2013. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). A goal of a BDC is to annually qualify and elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, however, did not meet the requirements to qualify as a RIC for the 2025 tax year and will be taxed as a corporation under Subchapter C of the Code and does not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. While we have sought to invest primarily in private small and lower middle-market companies in various industries through first lien loans, second lien loans, unsecured loans, unitranche and mezzanine debt financing, often times with a corresponding equity investment, we are now (with a strategic alternatives process underway and limited resources) investing only in current investments and otherwise conserving cash. Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of December 31, 2025 and through the date of filing this Annual Report, the Company has not entered into any strategic alternative, and the strategic process remains ongoing.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of December 31, 2025, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, and Rockfish Seafood Grill, Inc. as defined under the 1940 Act. As of December 31, 2024, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, and Rockfish Seafood Grill, Inc. as defined under the 1940 Act.

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

December 31, 2025

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of December 31, 2025, there were no changes in the valuation technique for the Company's investments from the prior quarter.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

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

December 31, 2025

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

The following table provides a reconciliation of cash and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	December 31,	December 31,
	2025	2024
Cash and Cash Equivalents	$241,832	$1,290,864
Restricted Cash	5,000	5,000
Total Cash, Cash Equivalents and Restricted Cash	$246,832	$1,295,864

As of December 31, 2025 and December 31, 2024, restricted cash consisted of cash held for deposit with a law firm that represents the Company in an appeal on a matter incurred in the normal operating course of business.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of December 31, 2025 and December 31, 2024, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources, can include loan fees, annual fees or monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources for the years ended December 31, 2025, 2024 and 2023 was $13,953, $13,953 and $8,140, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash held in a bank account. For the year ended December 31, 2024, $90,866 of the other income from non-investment sources resulted from the reversal of accrued legal fees from prior periods that were determined to no longer be payable.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the years ended December 31, 2025, 2024 and 2023, PIK interest was $0, $318,417, and $166,339, respectively.

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

Legal Fees

Legal fees invoiced to the Company for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

Bad Debt Expense

The Company recognizes bad debt expense to reflect estimated losses arising from the inability of borrowers to make required interest payments. Management evaluates the collectability of interest receivable on an ongoing basis. For the year ended December 31, 2025, the Company incurred $444,517 of bad debt expense related to the interest receivable that was deemed uncollectible from Rockfish Seafood Grill, Inc.

Federal and State Income Taxes

The Company was taxed as a regular corporation (a “C corporation”) under subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”), for its 2024 and 2023 taxable years. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for tax loss carryforwards and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company did not meet the qualifications of a RIC for the 2024 and 2023 tax years and was taxed as a corporation under the Code. For the 2023 tax year, the Company used available net operating loss carryforwards to reduce taxable income. A portion of the net operating loss carryforwards could only be used to offset 80% of the taxable income, which resulted in a federal tax expense of $54,019 for the year ended December 31, 2023.

The Company did not meet the qualifications of a RIC for the 2025 tax year and will be taxed as a corporation under the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved. Management will make a determination that is in the best interests of the Company and its stockholders.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

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

For the years ended December 31, 2025, 2024 and 2023, and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the periods presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the years ended December 31, 2025, 2024 and 2023, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Company has evaluated and will continue to evaluate the impact of the adoption of ASU 2022-02 on its financial statements and disclosures. Presently, the adoption of ASU 2022-02 has no impact on the Company’s financial statements and disclosures.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which changed the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures.” The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early application is permitted. The Company has evaluated and will continue to evaluate the impact the adoption of this new accounting standard on its financial statements. Presently, the adoption of this new accounting standard has no impact on the Company’s financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” An operating segment is a component of an entity that engages in business activities from which it may earn revenues and incur expenses, whose operating results are reviewed regularly by the chief operating decision-maker, and for which discrete financial information is available. The Company operates under one operating segment and reporting unit, investment management. The Company’s chief operating decision-maker is our interim chief executive officer, who is responsible for determining our investment strategy, capital allocation, expense allocation, expense structure and significant transactions. Key metrics include, but are not limited to, net investment income (loss) after income tax expense (benefit) and net increase (decrease) in net assets resulting from operations that is reported on the Statements of Operations, fair value of investments as disclosed on the Schedule of Investments, as well as distributions made to the Company’s shareholders. The Company’s adoption of ASU No. 2023-07 impacted its financial statement disclosures, but did not impact the financial position or results of its operations. (See Note 11)

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which intends to enhance transparency by providing more detailed tax disclosures to investors. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 on the required effective date for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2025. The Company concluded that the adoption of this guidance did not have any material impact on its financial statements.

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

December 31, 2025

NOTE 4 – NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net decrease in net assets resulting from operations per common share for the years ended December 31, 2025, 2024, and 2023.

	For the Year Ended December 31,
	2025	2024	2023
Per Share Data (1):
Net decrease in net assets resulting from operations	$(6,780,265)	$(10,861,296)	$(178,900)
Weighted average shares outstanding for year
Basic	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061
Basic and diluted net decrease in net assets resulting from operations per common share
Basic	$(0.057)	$(0.090)	$(0.001)
Diluted	$(0.057)	$(0.090)	$(0.001)

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of December 31, 2025 and 2024:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$7,589,357	$7,589,357
Second Lien Loans	-	-	5,787,756	5,787,756
Equity	-	-	884,342	884,342
Total Portfolio Investments	-	-	14,261,455	14,261,455
Total Investments	$-	$-	$14,261,455	$14,261,455

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$9,850,963	$9,850,963
Second Lien Loans	-	-	7,987,797	7,987,797
Equity	-	-	1,379,019	1,379,019
Total Portfolio Investments	-	-	19,217,779	19,217,779
Total Investments	$-	$-	$19,217,779	$19,217,779

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 or Level 3. During the year ended December 31, 2025, the Company advanced $55,000 under its loan agreement with PCC SBH Sub, Inc. During the year ended December 31, 2024, the Company advanced $80,000 under its loan agreement with PCC SBH Sub, Inc.

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

Changes in Level 3 assets measured at fair value for the year ended December 31, 2025 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$9,850,963	$7,987,797	$-	$1,379,019	$19,217,779
Purchases of investments	55,000	-	-	-	55,000
Change in unrealized loss on investments	(2,316,606)	(2,200,041)	-	(494,677)	(5,011,324)
Fair value at end of year	$7,589,357	$5,787,756	$-	$884,342	$14,261,455
Change in unrealized loss on Level 3 investments still held as of December 31, 2025	$(2,316,606)	$(2,200,041)	$-	$(494,677)	$(5,011,324)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2024 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$12,301,440	$11,652,480	$-	$5,781,033	$29,734,953
Purchases of investments	80,000	-	-	-	80,000
Sales or repayment of investments	(192,932)	-	-	-	(192,932)
Payment-in-kind interest	-	318,417	-	-	318,417
Change in unrealized loss on investments	(1,014,333)	(3,983,100)	-	(175,491)	(5,172,924)
Realized loss on investments	(1,323,212)	-	-	(4,226,523)	(5,549,735)
Fair value at end of year	$9,850,963	$7,987,797	$-	$1,379,019	$19,217,779
Change in unrealized gain (loss) on Level 3 investments still held as of December 31, 2024	$(2,357,078)	$(3,983,100)	$-	$(4,402,014)	$(10,742,192)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2025:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$7,454,357	Enterprise Value Coverage	EV / STORE LEVEL EBITDAR	4.00x-4.50x (4.25x)
			Location Value	$1,050,000-$1,250,000 ($1,150,000)
	67,500	Appraisal Value Coverage	Cost Approach	$838,000-$1,077,000 ($958,000)
			Sales Comparison Approach	$928,000-$1,187,000 ($1,058,000)
	67,500	Broker Estimates	Broker Estimate	$972,000-$1,211,000 ($1,092,000)
Total	7,589,357

Second Lien Loans	4,232,961	Enterprise Value Coverage	EV / LTM Revenue	0.27x-0.32x (0.29x)
			EV / PF Revenue	1.20x-1.30x (1.25x)
	1,554,795	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	15%-44% (29%)
Total	5,787,756

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.27x-0.32x (0.29x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.27x-0.32x (0.29x)
			EV / PF Revenue	1.20x-1.30x (1.25x)
			EV / STORE LEVEL EBITDAR Location Value	4.00x-4.50x (4.25x) $1,050,000-$1,250,000 ($1,150,000)
	-	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	15%-44% (29%)

	442,171	Appraisal Value Coverage	Cost Approach	$838,000-$1,077,000 ($958,000)
			Sales Comparison Approach	$928,000-$1,187,000 ($1,058,000)
	442,171	Broker Estimates	Broker Estimates	$972,000-$1,211,000 (1,092,000)
Total	884,342
Total Level 3 Investments	$14,261,455

(1)	There were no changes in the valuation technique for the Company's investments from the prior quarter.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

The Company had no other remaining Level 3 investments. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2025.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

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

As of December 31, 2025 and 2024, respectively, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

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

NOTE 6 – INCOME TAX

The Company is currently taxable as a C corporation and subject to federal and state corporate income taxes. The Company recorded a provision as follows:

	2025	2024	2023
Current expense/(benefit)	$10,100	$(1,850)	$64,993
Deferred expense	-	-	-
Total expense/(benefit)	$10,100	$(1,850)	$64,993

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

The components of deferred tax assets and liabilities at December 31, 2025, 2024 and 2023 were as follows:

Deferred tax assets:	2025	2024	2023
Net operating loss carryforward	$976,271	$676,170	$641,502
Net capital loss carryforwards	1,032,603	1,683,864	651,514
Other	-	-	3,476
Basis differences in investments	2,835,059	1,949,538	730,130
Total gross deferred tax assets	4,843,933	4,309,572	2,026,622
Less: Valuation allowance	(4,843,933)	(4,309,572)	(2,026,622)
Net deferred tax assets	$-	$-	$-

As of December 31, 2025 and 2024, the total amount of federal net operating loss carryforwards was approximately $4,648,908 and $2,889,156, respectively. The federal net operating loss carryforwards in the amount of $4,648,909 will not expire, but can only be used to offset 80% of taxable income. As of December 31, 2025 and 2024, the total amount of federal capital loss carryforwards was approximately $4,917,156 and $8,018,402, respectively. The federal capital loss carryforwards in the amount of $4,915,956 and $1,200 will expire in 2029 and 2028, respectively.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management believes that the likelihood of realizing the benefits of these deductible differences at December 31, 2025, does not meet the “more likely than not threshold” as defined in ASC 740 – “Income Taxes” and thus management has recorded a full valuation allowance.

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

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) before the adoption of ASU 2023-09 was as follows:

	2024	2023
Federal statutory tax rate	21.00%	21.00%
Federal payable true up	-	-
State tax, net of federal benefit	0.01	(7.25)
Permanent items	-	-
Capital loss carryforward expiration	-	-
Deferred true-up	0.03	(30.33)
Rate change	-	-
Increase (decrease) in valuation allowance	(21.02)	(40.48)
Other	-	-
Effective tax rate	0.02%	(57.06)%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

The difference between the tax provision (benefit) at the statutory federal income tax rate and the tax provision (benefit) after the adoption of ASU 2023-09 was as follows:

	2025
Tax at U.S Statutory Rate	(1,421,735)	21.00%
State and Local Income Taxes	360	(0.01)%
Foreign Tax Effects	-	-
Effect of Cross-Border Tax Laws	-	-
Tax Credits	-	-
Changes in Valuation Allowance	1,431,475	(21.14)%
Nontaxable and Nondeductible Items	-	-
Changes in Unrecognized Tax Benefits	-	-
Other Adjustments	-	-
Effective Tax Rate	10,100	(0.15)%

The Company did not meet the qualifications of a RIC for the 2025 tax year and will be taxed as a corporation under Subchapter C of the Code. It may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC at the present time due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders. As a RIC, the Company generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends and claims dividends paid deductions to compute taxable income. A RIC will not be eligible to utilize net operating losses. However, the net operating losses may become available should the Company disqualify as a RIC and become a C corporation in the future. In the event that the Company qualifies as a RIC, the Company itself will no longer be required to recognize deferred tax assets or liabilities.

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

The Company did not have any unrecognized tax benefits as of the period presented herein. The Company identified its major tax jurisdiction as U.S. federal. For the years ended December 31, 2025, and 2024, no income tax expenses or related liabilities for uncertain tax positions were recognized for the Company’s open tax years from inception through 2025. The Company is not aware of any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will change significantly in the next 12 months. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In general, the federal and state income tax returns remain open to examination by taxing authorities for tax years beginning in 2021 to present.

On July 2, 2025, H.R.1 commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted, which includes a broad range of tax reform provisions. There has not been, and nor do we anticipate, a material impact on our financial statements as a result of the enactment of this Act.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which intends to enhance transparency by providing more detailed tax disclosures to investors. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 on the required effective date for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2025. The Company concluded that the adoption of this guidance did not have any material impact on its financial statements.

For the year ended December 31, 2025, the Company paid $456 to the State of Massachusetts as a minimum tax on the Company’s taxable income.

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

December 31, 2025

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

Management fees under the House Hanover Investment Advisory Agreement for the years ended December 31, 2025, 2024 and 2023, were $184,133, $257,384 and $317,546, respectively. As of December 31, 2025 and 2024, management fees of $135,373 and $55,286, respectively were payable to House Hanover.

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

December 31, 2025

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

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

Administration fees were $259,500, $259,500 and $259,500 for the years ended December 31, 2025, 2024 and 2023, respectively, and sub-administration fees were $172,268, $164,377 and $155,592 for the years ended December 31, 2025, 2024 and 2023, respectively, as shown on the Statements of Operations under administration fees. As of December 31, 2025 and 2024, there were $194,625 and $64,875, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

NOTE 8 – FINANCIAL HIGHLIGHTS

	2025	2024	2023	2022	2021
Per Share Data (1):
Net asset value at beginning of period	$0.175	$0.265	$0.266	$0.286	$0.187
Net investment income (loss)	(0.015)	(0.001)	0.007	(0.006)	(0.007)
Change in unrealized gain (loss)	(0.042)	(0.043)	(0.008)	0.025	0.106
Realized gain (loss)	-	(0.046)	-	0.036	-
Dividend distribution	-	-	-	(0.075)	-
Net asset value at end of period	$0.118	$0.175	$0.265	$0.266	$0.286

Total return based on net asset value (2)	(32.6)%	(34.0)%	(0.4)%	(7.0)%	52.9%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$14,263,001	$21,043,266	$31,904,562	$32,083,462	$34,472,992
Average net assets	$18,965,398	$26,066,545	$32,367,368	$35,317,720	$29,126,862
Total operating expenses to average net assets	10.1%	5.8%	4.9%	6.6%	6.0%
Net operating expenses to average net assets	10.1%	5.8%	4.9%	6.6%	6.0%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	9.1%	4.8%	4.0%	5.6%	5.1%
Net investment income (loss) to average net assets	(9.3)%	(0.5)%	2.5%	(2.2)%	(3.0)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(9.3)%	(0.9)%	2.5%	(2.3)%	(3.0)%
Net increase (decrease) in net assets resulting from operations to average net assets	(35.8)%	(41.6)%	(0.6)%	18.8%	41.2%
Portfolio Turnover	0.3%	0.3%	0.0%	32.3%	0.4%

(1)	Financial highlights are based on weighted average shares outstanding.

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

(3)	Financial Highlights for the periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the years ended December 31, 2025 and 2024, the Company did not exclude any nonrecurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of December 31, 2025. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

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

The Company has determined that Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc., majority owned or control investments, were each considered a significant subsidiary at the 20% level at December 31, 2025 as prescribed under Rule 3-09 of Regulation S-X. The Company has included the audited financial statements of Rockfish Seafood Grill, Inc. for the years ended December 31, 2025 and December 25, 2024 and Advantis Certified Staffing Solutions, Inc. for the years ended December 31, 2025 and 2024. See “Item 15. Exhibits And Financial Statement Schedules.”

NOTE 11 – SEGMENT INFORMATION

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

The following table illustrates key metrics for the years ended December 31, 2025 and 2024 as reported on the Statements of Operations:

	Year Ended December 31,
	2025	2024
Net investment loss after taxes	$(1,768,941)	$(138,637)
Net decrease in net assets resulting from operations	$(6,780,265)	$(10,861,296)

The following table illustrates key metrics as of December 31, 2025 and December 31, 2024 as reported on the Schedules of Investments:

	December 31, 2025	December 31, 2024
Fair value of investments	$14,261,455	$19,217,779

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025

Total Investment Income	$30,728	$25,734	$27,417	$72,062
Total Operating Expenses	805,654	326,235	362,541	420,352
Income tax expense (benefit)	114	9,302	570	114
Net Investment Income (Loss)	(775,040)	(309,803)	(335,694)	(348,404)

Net Change in Unrealized Appreciation/(Depreciation)	(2,427,842)	(702,832)	(178,885)	(1,701,765)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,202,882)	$(1,012,635)	$(514,579)	$(2,050,169)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.028)	$(0.008)	$(0.004)	$(0.017)
Diluted	$(0.028)	$(0.008)	$(0.004)	$(0.017)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

	Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024

Total Investment Income	$420,927	$326,698	$319,654	$316,772
Total Operating Expenses	372,385	352,234	402,451	397,468
Income tax expense (benefit)	(5,206)	1,402	552	1,402
Net Investment Income (Loss)	53,748	(26,938)	(83,349)	(82,098)

Net Realized Gain (Loss) on Investments	-	-	(5,549,735)	-
Net Change in Unrealized Appreciation/(Depreciation)	(2,135,886)	(986,123)	4,500,937	(6,551,852)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,082,138)	$(1,013,061)	$(1,132,147)	$(6,633,950)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.017)	$(0.008)	$(0.009)	$(0.055)
Diluted	$(0.017)	$(0.008)	$(0.009)	$(0.055)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

Total Investment Income	$518,826	$513,278	$740,055	$708,734
Total Operating Expenses	393,392	354,352	419,818	431,764
Income tax expense	59,363	174	5,456	-
Net Investment Income	66,071	158,752	314,781	276,970

Net Realized Loss on Investments	(1,200)	-	-	-
Net Change in Unrealized Appreciation/(Depreciation)	(919,008)	(941,952)	2,160,718	(1,294,032)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(854,137)	$(783,200)	$2,475,499	$(1,017,062)

Net Increase (Decrease) in Net Assets from Operations per Common Share:
Basic	$(0.007)	$(0.007)	$0.021	$(0.008)
Diluted	$(0.007)	$(0.007)	$0.021	$(0.008)

Weighted Average Common Shares Outstanding - Basic	120,486,061	120,486,061	120,486,061	120,486,061
Weighted Average Common Shares Outstanding - Diluted	120,486,061	120,486,061	120,486,061	120,486,061

NOTE 13 – SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to the year ended December 31, 2025 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2024 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2025.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at December 31, 2025	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2024	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at December 31, 2025
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,836,547	$-	$-	$-	$(121,851)	$3,714,696
Unsecured loan Consolidated BL Note 6.33% due 12/31/2027	$1,381,586	87,454	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,379,019	-	-	-	(494,677)	884,342
First lien Revolving Loan 10%, due 5/8/2026 (4)	135,000		80,000	55,000			-	135,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	7,519,963	-	-	-	(2,499,187)	5,020,776
Revolving Loan, 8% Cash, due 12/31/2027(3)	$2,251,000	45,020	2,251,000	-	-	-	182,581	2,433,581
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$132,474	$15,066,529	$55,000	$-	$-	$(2,933,134)	$12,188,395

(1)	Represents an illiquid investment.

(2)	Includes PIK interest.

(3)	Non-income producing security.

(4)	Represents an investment valued using significant unobservable inputs.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2023 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2024.

Portfolio Company/Type of Investment(1)	Principal Amount/Shares/ Ownership % at December 31, 2024	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2023	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at December 31, 2024
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$4,736,141	$-	$-	$-	$(899,594)	$3,836,547
Unsecured loan Consolidated BL Note 6.33% due 12/31/2027	$1,381,586	87,694	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	173,399	-	(5,742,667)	-	5,569,268	-
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,543,841	-	-	-	(164,822)	1,379,019
First lien Revolving Loan 10%, due 5/8/2026 (4)	80,000		-	80,000			-	80,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	9,877,041	-	-	-	(2,357,078)	7,519,963
Revolving Loan, 8% PIK, due 12/31/2027	$2,251,000	183,081	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028(3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$270,775	$18,581,422	$80,000	$(5,742,667)	$-	$2,147,774	$15,066,529

(1)	Represents an illiquid investment.

(2)	Includes PIK interest.

(3)	Non-income producing security.

(4)	Represents an investment valued using significant unobservable inputs.

End of notes to financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Interim Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on the criteria in Internal Control — Integrated Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

The independent registered public accounting firm that audited our financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended.

Changes in Internal Control over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Name	Age	Position	Director Since	Term Expires

Interested Directors
Mark S. DiSalvo	71	Interim Chief Executive Officer, Interim President, and Director	2016	2026

Independent Directors
Darren Stainrod	61	Chairman of the Board of Directors	2016	2026
Greg Bennett	53	Director	2016	2026
Martin Laidlaw	69	Director	2016	2026

Executive Officers
Gregory J. Cannella	51	Chief Financial Officer, Secretary, and Treasurer

Mark S. DiSalvo, 71, serves as our Interim Chief Executive Officer and Interim President. He was originally elected to the Company’s Board on June 9, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2025 Annual Meeting on December 18, 2025. He is the President and CEO of Sema4, Inc., a leading global professional services provider of private equity funds-under-management. He has been a senior executive and entrepreneur at international companies such as Euromoney Institutional Investor and Fairfield Whitney, and was founder of Hall, Berwick and DiSalvo where he provided funding and management advisory services to zero and first stage entities prior to founding Sema4. He has extensive experience in private equity, entrepreneurial management, and emerging market strategy, particularly as to underserved markets and economic development. A frequent speaker at worldwide industry conferences, he is a charter member of the Inner City Economic Forum. Mr. DiSalvo was educated at the University of Massachusetts, degreed in Political Studies and has earned the professional designations CPC and CTA. He has been a long-time lecturer at the Johnson School of Business at Cornell University and the Kellogg School of Business at Northwestern University in their full-time MBA programs where he contributed case studies in private equity, emerging market economics and cross-border M&A. We believe Mr. DiSalvo’s broad experience with private equity funds and early stage growth companies makes him a well-qualified member of our Board.

Darren Stainrod, 61, serves as the Chairman of the Company’s Board and was originally elected to the Company’s Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2025 Annual Meeting on December 18, 2025. Mr. Stainrod is a Principal of Marbury Fund Services (Cayman) Limited (“Marbury”), a fiduciary services company focused on the alternative investment industry and licensed by the Cayman Islands Monetary Authority. He is registered as a director with the Authority pursuant to the Directors Licensing and Registration Law, 2014. Prior to joining Marbury, Mr. Stainrod was a Principal at HighWater Limited in Cayman for almost 3 years where he provided professional director services to hedge funds, fund of funds and private equity vehicles. Before becoming a professional director in May 2013, Mr. Stainrod spent 18 years at UBS where he was a Managing Director and the Global Head of UBS Alternative Fund Services. At UBS he had responsibility for the overall management and development of the global hedge fund administration business in seven countries with more than 300 staff servicing alternative investment funds with over $200 billion in assets under administration. Before joining UBS, he worked for three years with Coopers & Lybrand in Cayman and four years with Deloitte in the UK. Mr. Stainrod holds a BA (Hons) in Politics from the University of Reading in the UK. He is a member of the Institute of Chartered Accountants in England and Wales and the Cayman Islands Institute of Professional Accountants. He is a past Chairman of the Cayman Islands Fund Administrators Association and is the current Treasurer of AIMA Cayman Chapter. Mr. Stainrod brings to the Board extensive experience as a director of hedge funds, fund of funds and private equity funds as well as considerable experience in the investment fund industry, all of which provide our Board with valuable insight. Mr. Stainrod serves as chairman of the Company’s Nominating and Corporate Governance Committee and he is a member of the Company’s Audit Committee and the Company’s Valuation Committee.

Martin Laidlaw, 69, who was originally elected by the Board on January 18, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2025 Annual Meeting on December 18, 2025, provides Director Services in and from the Cayman Islands. Martin has over 30 years of experience in the offshore financial industry and has an extensive range of experience with all forms of investment fund products and has held numerous directorship positions for a wide variety of offshore fund vehicles. Previously, Mr. Laidlaw was a Director of a Premier Fiduciary Services Company providing Directorship services. He was also a former Managing Director of a Fund Administration entity. Martin was previously employed by CIBC Bank and Trust Company (Cayman) Limited from 1989 through 2009. He was appointed Director and Head of Fund Services and was responsible for leading the fund services team and developing new business and client relationships. Prior to his years at CIBC, he was employed with KPMG, Cayman Islands where he led various financial services audits. He was a founding member, Director and Treasurer of the Cayman Islands Fund Administrators Association. Martin graduated from Edinburgh University in Scotland with a Bachelor of Commerce Degree. He was admitted as a Member of the Institute of Chartered Accountants of Scotland in February, 1984 and continues to maintain his qualification. Mr. Laidlaw’s extensive experience in the financial industry, including his financial and accounting background, and his experience as a director of various offshore fund vehicles makes him well qualified to serve on our Board. Mr. Laidlaw serves as chairman of the Company’s Audit Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Valuation Committee.

Greg Bennett, 53, who was originally elected to the Company’s Board on June 9, 2016 and most recently re-elected to the Board by the Company’s stockholders at the 2025 Annual Meeting on December 18, 2025, is the founder of Azimuth Governance Limited (“Azimuth”). Mr. Bennett has more than twenty five years of experience in financial services having started his professional career with Coopers & Lybrand in Canada in 1996. From 2011 through 2014, prior to founding Azimuth, Mr. Bennett was a Director of The Harbour Trust Co. Ltd., where he provided fiduciary services to their clients, including serving as an independent hedge fund director. In 2004 Mr. Bennett joined Butterfield Fund Services (Cayman) Limited as head of client relationship management and he became a Director of that firm in 2005. In 2008 he was promoted to Managing Director where he had responsibility for all aspects of the business, including managing over 75 staff responsible for providing full fund administration services to a wide range of hedge fund clients with in excess of $30 billion in assets under management. In 2010 Mr. Bennett established the Cayman office of HedgeServ and held the position of Managing Director. Mr. Bennett graduated with a Bachelor of Commerce from the University of Alberta in Canada in 1995. He is a Chartered Accountant (Canada), a Certified Public Accountant (US), and a CFA Charterholder. Mr. Bennett is also a past Director of Hedge Funds Care Cayman, past Deputy Chairman of the Cayman Islands Fund Administrators Association, past Treasurer of AIMA Cayman and a past President of the CFA Society of the Cayman Islands. Mr. Bennett’s considerable experience in the financial services industry and as a director of various hedge funds and his accounting background make him well qualified to serve on our Board. Mr. Bennett serves as chairman of the Company’s Valuation Committee and he is a member of the Company’s Nominating and Corporate Governance Committee and the Company’s Audit Committee.

Gregory J. Cannella, 51, has served as our Chief Financial Officer, Treasurer and Secretary since March 13, 2015. Mr. Cannella is responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to this, Mr. Cannella was the Chief Financial Officer of Capital Point Partners, a private equity group that focused on mezzanine lending to small and middle market private companies, where he was responsible for financial reporting, investor communications, financial modeling and due diligence and analysis of acquisitions and dispositions. Prior to working at Capital Point Partners, Mr. Cannella was an Asset Manager at First Commonwealth Holdings Corp., a wealth management firm in Houston, Texas where he was responsible for managing various commercial and multi-family residential real estate investment funds as well as oversight of accounting functions and reporting for the funds. Mr. Cannella received a B.B.A. in Management from Stephen F. Austin State University and an M.B.A. with honors in Accounting and Finance from the University of Houston. He is a Certified Public Accountant in the State of Texas.

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

Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during the fiscal year ended December 31, 2025 all Section 16(a) filing requirements applicable to the executive officers, directors and greater than 10% beneficial owners were timely satisfied.

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

Insider Trading Policy

Our insider trading policy (the “Insider Trading Policy”) governs the purchase, sale, and/or any other dispositions of our securities by directors, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. To the extent we engage in transactions in our securities, we do so in accordance with applicable laws.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Audit Committee

The members of the audit committee are Messrs. Laidlaw, Stainrod, and Bennett each of whom meets the independence standards established by the SEC and the NASDAQ (the “NASDAQ”) for audit committees and is independent for purposes of the 1940 Act. Mr. Laidlaw serves as chairman of the audit committee. Our Board has determined that Mr. Laidlaw is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Board has adopted a charter of the audit committee, which is available in print to any stockholder who requests it and it is also available on the Company’s website at www.princetoncapitalcorp.com. The audit committee met four times and took action by written consent on one occasion during the year ended December 31, 2025. Each member attended 100% of the audit committee meetings that were held while the director was a member of the audit committee in 2025.

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

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2025. No compensation is paid by us to any interested director or executive officer of the Company.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2026, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of the Company’s common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 25, 2026 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 120,486,061 shares of the Company’s common stock outstanding as of March 25, 2026.

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

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Mark S. DiSalvo(3)	115,484,327	95.85%

Independent Directors
Greg Bennett	0	*
Martin Laidlaw	0	*
Darren Stainrod	0	*

Executive Officers
Mark S. DiSalvo(3)	115,484,327	95.85%
Gregory J. Cannella	0	*

Executive officers and directors as a group	115,484,327	95.85%

Greater than 5% Holders
Capital Point Partners, LP (4)	104,562,000	86.78%
Capital Point Partners II, LP(4)	10,922,327	9.07%

*	Indicates less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.

(2)	Based on a total of 120,486,061 shares of our common stock issued and outstanding on March 25, 2026.

(3)	Mr. DiSalvo, by virtue of his ownership of all of the outstanding stock of Sema4, Inc., the general partner of Capital Point Partners, LP (“CPP”) and Capital Point Partners II, LP (“CPP II”), may be deemed to be the beneficial owner of the 104,562,000 shares of the Company’s common stock owned by CPP and the 10,922,327 shares of the Company’s common stock owned by CPP II. Mr. DiSalvo and Sema4, Inc. each disclaims beneficial ownership of any shares held by CPP and CPP II, except to the extent of their pecuniary interest therein. The address of Sema4, Inc., CPP and CPP II is 800 Turnpike Street, Suite 300, North Andover, MA 01854.

(4)	This information is based on information included in the Schedule 13D filed with the SEC.

The following table sets forth as of March 25, 2026, the dollar range of our securities owned by our directors and executive officers. The Company is not part of a “family of investment companies,” as that term is defined in Schedule 14A.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)	Aggregate Dollar Range of Equity Securities in All Funds Overseen or to be Overseen by Director or Nominee in Family of Investment Companies
Interested Director:
Mark S. DiSalvo	Over $100,000	n/a

Independent Directors:
Greg Bennett	None	n/a
Martin Laidlaw	None	n/a
Darren Stainrod	None	n/a

Executive Officers:
Mark S. DiSalvo	Over $100,000	n/a
Gregory J. Cannella	None	n/a

(1)	The dollar range of the equity securities beneficially owned is based on the closing price per share of the Company’s common stock of $0.06 on March 25, 2026 on the OTCPK.

(2)	The dollar ranges of equity securities beneficially owned are: none; $1–$10,000; $10,001–$50,000; $50,001–$100,000; and over $100,000.

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

As disclosed in various filings with the SEC, House Hanover has served as the Company’s investment advisor since January 1, 2018 under an Interim Investment Advisory Agreement that took effect on January 1, 2018 and terminated on May 30, 2018 (the “Interim Investment Advisory Agreement”) and an Investment Advisory Agreement that took effect on May 31, 2018 (the “Investment Advisory Agreement”). The Investment Advisory Agreement was approved by the Company’s stockholder at the 2018 Annual Meeting of Stockholders. The value of the Interim Investment Advisory Agreement and the Investment Advisory Agreement was determined based on a management fee. The amount of management fees accrued to House Hanover for the fiscal year ended December 31, 2025, under the Investment Advisory Agreement were $184,133. In addition to compensation based on a management fee, the Investment Advisory Agreement also provides for, subject to approval by the Board of Directors, reimbursement for the portion of any compensation expense and the costs of any salaries of any such employees to the extent attributable to services performed by such employees for the Company (“Administration Expenses”). The amount of administration expenses accrued for House Hanover for the fiscal year ended December 31, 2025 under the Investment Advisory Agreement was $259,500. House Hanover is controlled by Mr. DiSalvo.

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

Director Independence

In accordance with rules of the NASDAQ, the Board annually determines the independence of each director. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company. The Company monitors the status of its directors and officers through the activities of the Company’s nominating and corporate governance committee and through a questionnaire to be completed by each director no less frequently than annually (and most recently in February of 2026), with updates periodically if information provided in the most recent questionnaire has changed.

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

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Independent Registered Public Accounting Firm

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal year ended December 31, 2025)

The following aggregate fees by WithumSmith, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025 were billed to the Company for work attributable to audit, tax and other services.

WithumSmith Fiscal Year Ended December 31, 2025
Audit Fees	$202,800
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees:	$202,800

Services rendered by WithumSmith in connection with fees presented above were as follows:

Audit Fees. Audit fees include fees for the audit of our annual financial statements and the review of our quarterly financial statements filed with the SEC on forms 10-K and 10-Q in accordance with generally accepted auditing standards.

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

In the fiscal year 2025, the percentage of services designated for Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees that were approved by the audit committee were 100%, 0%, 0%, and 0%, respectively.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(fiscal year ended December 31, 2024)

The following aggregate fees by WithumSmith, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024, were billed to the Company for work attributable to audit, tax and other services.

WithumSmith Fiscal Year Ended December 31, 2024
Audit Fees	$169,520
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees:	$169,520

Services rendered by WithumSmith in connection with fees presented above were as follows:

Audit Fees. Audit fees include fees for the audit of our annual financial statements and the review of our quarterly financial statements filed with the SEC on forms 10-K and 10-Q in accordance with generally accepted auditing standards.

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

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1	Agreement and Plan of Merger between Regal One Corporation and Princeton Capital Corporation (Incorporated by reference from Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.1	Articles of Amendment and Restatement (Incorporated by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.2	Articles of Amendment of Princeton Capital Corporation (Incorporated by reference from Exhibit 3.2 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
3.3	Bylaws (Incorporated by reference from Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
3.4	Second Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on February 27, 2018).
3.5	Third Amendment to Bylaws (Incorporated by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 19, 2020).
4.1	Form of Stock Certificate (Incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on March 19, 2015).
4.2	Description of Securities (Incorporated by reference from Exhibit 4.2 of Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).
10.1	Custody Agreement between Registrant and U.S. Bank, N.A. (Incorporated by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.2	Administration Agreement between Registrant and PCC Administrator LLC (Incorporated by reference from Exhibit 10.3 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.3	License Agreement between the Registrant and Princeton Investment Advisors, LLC (Incorporated by reference from Exhibit 10.5 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.4	Form of Indemnification Agreement between the Registrant and the executive officers and directors. (Incorporated by reference from Exhibit 10.6 of Registrant’s Annual Report on Form 10-K, filed on April 15, 2015).
10.5	Investment Advisory Agreement between Registrant and House Hanover, LLC (Incorporated by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on May 31, 2018)
14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 of Registrant’s Annual Report on Form 10-K, filed on December 14, 2016).
19.1*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the years ended December 31, 2025 and December 25, 2024.
99.2	Audited Financial Statements of Rockfish Seafood Grill, Inc. as of and for the year ended December 25, 2024 and December 27, 2023 (Incorporated by reference from Exhibit 99.1 of Registrant’s Annual Report on Form 10-K, filed on April 1, 2025.
99.3*	Audited Financial Statements of Advantis Certified Staffing Solutions, Inc. as of and for the year ended December 31, 2025 and 2024.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Princeton Capital Corporation

By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer

Dated: March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark S. DiSalvo	Interim Chief Executive Officer and Director,	March 30, 2026
Mark S. DiSalvo	(Principal Executive Officer)

/s/ Gregory J. Cannella	Chief Financial Officer	March 30, 2026
Gregory J. Cannella	(Principal Financial and Accounting Officer)

/s/ Darren Stainrod	Director	March 30, 2026
Darren Stainrod

/s/ Martin Laidlaw	Director	March 30, 2026
Martin Laidlaw

/s/ Greg Bennett	Director	March 30, 2026
Greg Bennett