Form 10-Q
period 2026-03-31
PRINCETON CAPITAL CORP
filed 2026-05-15
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 15, 2026 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026 (unaudited)	December 31, 2025

ASSETS
Control investments at fair value (cost of $21,745,606 and $21,745,606, respectively)	$12,077,237	$12,188,395
Non-control/non-affiliate investments at fair value (cost of $12,365,846 and $12,365,846, respectively)	1,829,171	2,073,060
Total investments at fair value (cost of $34,111,452 and $34,111,452, respectively)	13,906,408	14,261,455
Cash and cash equivalents	212,531	241,832
Restricted cash	5,000	5,000
Due from portfolio companies	34,397	34,397
Interest receivable, net of allowance for bad debt of $0 and $0, respectively	196,591	148,721
Prepaid expenses	34,716	67,194
Total assets	14,389,643	14,758,599

LIABILITIES
Accrued management fees	173,533	135,373
Accounts payable	276,428	130,390
Due to affiliates(1)	259,500	194,625
Taxes payable	570	456
Accrued expenses and other liabilities	49,090	34,754
Total liabilities	759,121	495,598

Net assets	$13,630,522	$14,263,001

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at March 31, 2026 and December 31, 2025)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(51,358,848)	(50,726,369)
Total net assets	$13,630,522	$14,263,001
Net asset value per share	$0.113	$0.118

(1)	Amounts under Due to Affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC, for the reimbursement of administration fees that it incurs on the Company’s behalf (Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$3,329	$1,973
Interest income from control investments	66,584	66,584
Other income from non-control/non-affiliate investments	3,488	3,488
Other income from non-investment sources	4	17
Total investment income	73,405	72,062

OPERATING EXPENSES
Management fees	38,160	48,760
Administration fees	89,875	107,024
Audit fees	63,000	98,800
Legal fees	28,676	41,888
Valuation fees	22,500	22,500
Other professional fees	7,875	-
Directors’ fees	38,625	43,125
Insurance expense	32,476	32,476
Other general and administrative expenses	29,536	25,779
Total operating expenses	350,723	420,352

Net investment loss before tax	(277,318)	(348,290)
Income tax expense	114	114
Net investment loss after taxes	(277,432)	(348,404)

Net change in unrealized loss on:
Non-control/non-affiliate investments	(243,889)	(421,875)
Control investments	(111,158)	(1,279,890)
Net change in unrealized loss on investments	(355,047)	(1,701,765)
Net decrease in net assets resulting from operations	$(632,479)	$(2,050,169)

Net investment loss per share
Basic	$(0.002)	$(0.003)
Diluted	$(0.002)	$(0.003)
Net decrease in net assets resulting from operations per share
Basic	$(0.005)	$(0.017)
Diluted	$(0.005)	$(0.017)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net assets at beginning of year	$14,263,001	$21,043,266

Decrease in net assets resulting from operations:
Net investment loss	(277,432)	(348,404)
Net change in unrealized loss on investments	(355,047)	(1,701,765)
Net decrease in net assets resulting from operations	(632,479)	(2,050,169)

Total decrease in net assets	(632,479)	(2,050,169)
Net assets at end of period	$13,630,522	$18,993,097

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(632,479)	$(2,050,169)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized loss on investments	355,047	1,701,765
Changes in operating assets and liabilities:
Due from portfolio companies	-	(525)
Interest receivable	(47,870)	(493)
Prepaid expenses	32,478	32,476
Accrued management fees	38,160	48,760
Accounts payable	146,038	62,535
Due to affiliates	64,875	64,875
Taxes payable	114	114
Accrued expenses and other liabilities	14,336	39,637
Net cash used in operating activities	(29,301)	(101,025)

Net decrease in cash, cash equivalents and restricted cash	(29,301)	(101,025)
Cash, cash equivalents and restricted cash at beginning of period	246,832	1,295,864
Cash, cash equivalents and restricted cash at end of period	$217,531	$1,194,839

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2026

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,433,629	25.19%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,433,629	25.19%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	862,187	6.33%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$135,000	135,000	135,000	0.99%
Total				2,660,481	997,187	7.32%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (4) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	5,212,840	38.24%
Revolving Loan, 8% Cash, due 12/31/2027 (6)		6/29/2015	$2,251,000	2,251,000	2,433,581	17.85%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				4,149,596	-	-%
Total control investments				21,745,606	12,077,237	88.60%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, 4.0% PIK, due 12/31/2026 (2) (3) (4) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$1,829,171	13.42%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	1,829,171	13.42%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2026

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				$12,365,846	$1,829,171	13.42%
Total Portfolio Investments
				34,111,452	13,906,408	102.02%

Total Investments				$34,111,452	$13,906,408	102.02%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	Investment is non-income producing as of March 31, 2026.

(5)	Represents an illiquid investment. At March 31, 2026, 100% of the total fair value of portfolio investments is illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.

(6)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of March 31, 2026

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of March 31, 2026.

	March 31, 2026
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$13,906,408	102.02%
Total	$13,906,408	102.02%

	March 31, 2026
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$7,646,421	56.09%
Staffing	3,433,629	25.19
Nickel Pipe, Fittings and Flanges	1,829,171	13.42
Energy Services	997,187	7.32
Total	$13,906,408	102.02%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2025

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,714,696	26.04%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,714,696	26.04%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	884,342	6.20%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$135,000	135,000	135,000	0.95%
Total				2,660,481	1,019,342	7.15%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (4) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	5,020,776	35.20%
Revolving Loan, 8% Cash, due 12/31/2027 (2) (4) (6)		6/29/2015	$2,251,000	2,251,000	2,433,581	17.06%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	7,454,357	52.26%
Total control investments				21,745,606	12,188,395	85.45%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, 4% PIK, due 12/31/2026 (2) (3) (4) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$2,073,060	14.54%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	2,073,060	14.54%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2025

(Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				$12,365,846	$2,073,060	14.54%
Total Portfolio Investments				34,111,452	14,261,455	99.99%

Total Investments				$34,111,452	$14,261,455	99.99%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	Investment is non-income producing as of December 31, 2025.

(5)	Represents an illiquid investment. At December 31, 2025, 100% of the total fair value of portfolio investments is illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

(6)	Represents an investment valued using significant unobservable inputs.

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

March 31, 2026

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

On April 5, 2018, the Board, including a majority of the independent directors, conditionally approved the Investment Advisory Agreement between the Company and House Hanover (the “House Hanover Investment Advisory Agreement”) subject to the approval of the Company’s stockholders at the 2018 Annual Meeting of Stockholders. The House Hanover Investment Advisory Agreement replaced the Interim Investment Advisory Agreement. On May 30, 2018, the Company’s stockholders approved the House Hanover Investment Advisory Agreement. The effective date of the House Hanover Investment Advisory Agreement was May 31, 2018. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 13, 2026.

Since January 1, 2018, House Hanover has acted as our investment advisor under the Interim Investment Advisory Agreement (from January 1, 2018 until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018).

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of March 31, 2026 and through the date of filing this Quarterly Report, the Company has not entered into any strategic alternative, and the strategic process remains ongoing.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the three months ended March 31, 2026 may not be indicative of the results ultimately achieved for the year ending December 31, 2026 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of March 31, 2026, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC and Rockfish Seafood Grill, Inc., as defined under the 1940 Act. As of December 31, 2025, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, and LLC, Rockfish Seafood Grill, Inc., as defined under the 1940 Act.

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

March 31, 2026

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management and our investment advisor, and our auditors;

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm and the valuation committee.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of March 31, 2026, there were no changes in the valuation techniques for the Company’s investments from the prior quarter.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

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

March 31, 2026

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	March 31,	December 31,
	2026	2025
Cash and Cash Equivalents	$212,531	$241,832
Restricted Cash	5,000	5,000
Total Cash, Cash Equivalents and Restricted Cash	$217,531	$246,832

As of March 31, 2026 and December 31, 2025, restricted cash consisted of cash held for deposit with a law firm that represents the Company in an appeal on a matter incurred in the normal operating course of business.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of March 31, 2026 and December 31, 2025, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources can include loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $3,488 and $3,488 for the three months ended March 31, 2026, and 2025, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $4 and $17 for the three months ended March 31, 2026 and 2025, respectively.

Payment-in-Kind Interest (“PIK”)

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three months ended March 31, 2026 and 2025, the Company had $0 and $0 of PIK interest, respectively.

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

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Legal Fees

Legal fees invoiced to the Company for the three months ended March 31, 2026 and 2025, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

Bad Debt Expense

The Company recognizes bad debt expense to reflect estimated losses arising from the inability of borrowers to make required interest payments. Management evaluates the collectability of interest receivable on an ongoing basis. For the three months ended March 31, 2026 and 2025, the Company incurred $0 and $0 of bad debt expense, respectively.

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

The Company did not meet the qualifications of a RIC for the 2025 tax year and was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 (the “Code”). The failure to qualify as a RIC, however, did not impact the 2025 tax year as the Company had net operating losses and no realized gains in the tax year. Further, the Company has net operating losses and capital losses from prior years it can carry forward to offset taxable income.

The Company does not expect to meet the qualifications of a RIC for the 2026 tax year and is likely to be taxed as a corporation under Subchapter C of the Code. However, in the event that the Company does meet the qualifications of a RIC for the 2026 tax year, it may not be in the best interests of the Company’s stockholders to elect to be taxed as a RIC for the 2026 tax year due to the net operating losses and capital loss carryforwards the Company currently has. Management will make a determination that is in the best interests of the Company and its stockholders.

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

For the three months ended March 31, 2026 and 2025 and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Per Share Information

Basic and diluted earnings (loss) per common share are calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three months ended March 31, 2026 and 2025, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” An operating segment is a component of an entity that engages in business activities from which it may earn revenues and incur expenses, whose operating results are reviewed regularly by the chief operating decision-maker, and for which discrete financial information is available. The Company operates under one operating segment and reporting unit, investment management. The Company’s chief operating decision-maker is our interim chief executive officer, who is responsible for determining our investment strategy, capital allocation, expense allocation, expense structure and significant transactions. Key metrics include, but are not limited to, net investment income (loss) after income tax expense (benefit) and net increase (decrease) in net assets resulting from operations that is reported on the Statements of Operations, fair value of investments as disclosed on the Schedule of Investments, as well as distributions made to the Company’s shareholders. The Company’s adoption of ASU No. 2023-07 impacted its financial statement disclosures, but did not impact the financial position or results of its operations (see Note 10).

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

March 31, 2026

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net decrease in net assets resulting from operations	$(632,479)	$(2,050,169)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061
Diluted	120,486,061	120,486,061
Basic and diluted net decrease in net assets resulting from operations per common share
Basic	$(0.005)	$(0.017)
Diluted	$(0.005)	$(0.017)

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables presents information about the Company’s assets measured at fair value as of March 31, 2026 and December 31, 2025, respectively:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$7,781,421	$7,781,421
Second Lien Loans	-	-	5,262,800	5,262,800
Equity	-	-	862,187	862,187
Total Portfolio Investments	-	-	13,906,408	13,906,408
Total Investments	$-	$-	$13,906,408	$13,906,408

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$7,589,357	$7,589,357
Second Lien Loans	-	-	5,787,756	5,787,756
Equity	-	-	884,342	884,342
Total Portfolio Investments	-	-	14,261,455	14,261,455
Total Investments	$-	$-	$14,261,455	$14,261,455

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3. During the year ended December 31, 2025, the Company advanced $55,000 under its loan agreement with PCC SBH Sub, Inc.

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

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2026 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$7,589,357	$5,787,756	$-	$884,342	$14,261,455
Change in unrealized loss on investments	192,064	(524,956)	-	(22,155)	(355,047)
Fair value at end of period	$7,781,421	$5,262,800	$-	$862,187	$13,906,408
Change in unrealized loss on Level 3 investments still held as of March 31, 2026	$192,064	$(524,956)	$-	$(22,155)	$(355,047)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2025 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$9,850,963	$7,987,797	$-	$1,379,019	$19,217,779
Purchases of investments	55,000	-	-	-	55,000
Change in unrealized loss on investments	(2,316,606)	(2,200,041)	-	(494,677)	(5,011,324)
Fair value at end of year	$7,589,357	$5,787,756	$-	$884,342	$14,261,455
Change in unrealized loss on Level 3 investments still held as of December 31, 2025	$(2,316,606)	$(2,200,041)	$-	$(494,677)	$(5,011,324)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2026:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$7,646,421	Enterprise Value Coverage	EV / STORE LEVEL EBITDAR	3.85x-4.35x (4.10x)
			Location Value	$1,000,000-$1,200,000 ($1,100,000)
	67,500	Appraisal Value Coverage	Cost Approach	$847,000-$1,088,000 ($968,000)
			Sales Comparison Approach	$892,000-$1,143,000 ($1,018,000)
	67,500	Broker Estimates	Broker Estimate	$972,000-$1,211,000 ($1,092,000)
Total	7,781,421

Second Lien Loans	3,890,922	Enterprise Value Coverage	EV / LTM Revenue	0.25x-0.30x (0.27x)
			EV / PF Revenue	1.25x-1.35x (1.30x)
	1,371,878	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	2%-31% (17%)
Total	5,262,800

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.25x-0.30x (0.27x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.25x-0.30x (0.27x)
			EV / PF Revenue	1.25x-1.35x (1.30x)
			EV / STORE LEVEL EBITDAR	3.85x-4.35x (4.10x)
			Location Value	$1,000,000-$1,200,000 ($1,100,000)
	-	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	2%-31% (17%)
	431,094	Appraisal Value Coverage	Cost Approach	$847,000-$1,088,000 ($968,000)
			Sales Comparison Approach	$892,000-$1,143,000 ($1,018,000)
	431,093	Broker Estimates	Broker Estimate	$972,000-$1,211,000 (1,092,000)
Total	862,187
Total Level 3 Investments	$13,906,408

(1)	There were no changes in the valuation techniques for the Company's investments from the prior quarter.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

The Company had no other remaining Level 3 investments. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of March 31, 2026.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

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

As of March 31, 2026 and December 31, 2025, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

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

March 31, 2026

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

Management fees earned by House Hanover for the three months ended March 31, 2026 and 2025 were $38,160 and $48,760, respectively.

As of March 31, 2026 and December 31, 2025, management fees of $173,533 and $135,373, respectively, were payable to House Hanover.

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

March 31, 2026

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

Duration and Termination

Unless terminated earlier as described below, the House Hanover Investment Advisory Agreement will continue in effect for a period of one (1) year from its effective date. It will remain in effect from year to year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of Company’s directors who are neither parties to the House Hanover Investment Advisory Agreement nor “interested persons” (as defined under the 1940 Act) of any such party. The House Hanover Investment Advisory Agreement was last annually renewed by the Board and by a majority of the members of the Board who are not parties to the House Hanover Investment Advisory Agreement or “interested persons” (as such term is defined in the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act and the House Hanover Investment Advisory Agreement on May 13, 2026.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

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

On January 1, 2018, Princeton Capital Corporation directly entered into a service agreement with SS&C Technologies Holdings, Inc. (the “Sub-Administrator”) to provide certain administrative services to the Company. In exchange for providing services, the Company pays the Sub-Administrator an asset-based fee with a $100,000 annual minimum as adjusted for any reimbursement of expenses. This annual minimum was amended in the service agreement on May 4, 2026, and effective as of January 1, 2026. The service agreement includes an annual increase by the US Consumer Price Index – All Urban Consumers on June 30th of each year beginning on June 30, 2027 with a maximum increase of 3% in any given year. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Administration fees were $64,875 and fees to the Sub-Administrator were $25,000 for the three months ended March 31, 2026, as shown on the Statements of Operations under administration fees. Administration fees were $64,875 and fees to the Sub-Administrator were $42,149 for the three months ended March 31, 2025, as shown on the Statements of Operations under administration fees.

As of March 31, 2026 and December 31, 2025, administration fees of $259,500 and $194,625, respectively, were payable to House Hanover and are recorded as Due to affiliates on the Statements of Assets and Liabilities.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of March 31, 2026, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.118	$0.175
Net investment gain (loss)	(0.002)	(0.003)
Change in unrealized gain (loss)	(0.003)	(0.014)
Net asset value at end of period	$0.113	$0.158
Total return based on net asset value (2)	(4.24)%	(9.7)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$13,630,522	$18,993,097
Average net assets	$14,255,973	$21,020,486
Ratio of net operating expenses to average net assets (3)	10.0%	8.1%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	8.9%	7.2%
Ratio of net investment income (loss) to average net assets (3)	(7.9)%	(6.7)%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	(7.9)%	(6.7)%
Ratio of net increase (decrease) in net assets resulting from operations to average net assets (3)	(18.0)%	(39.6)%
Portfolio Turnover	0.0%	0.0%

	2025	2024	2023	2022	2021
Per Share Data (1):
Net asset value at beginning of period	$0.175	$0.265	$0.266	$0.286	$0.187
Net investment income (loss)	(0.015)	(0.001)	0.007	(0.006)	(0.007)
Change in unrealized gain (loss)	(0.042)	(0.043)	(0.008)	0.025	0.106
Realized gain (loss)	-	(0.046)	-	0.036	-
Dividend distribution	-	-	-	(0.075)	-
Net asset value at end of period	$0.118	$0.175	$0.265	$0.266	$0.286
Total return based on net asset value (2)	(32.6)%	(34.0)%	(0.4)%	(7.0)%	52.9%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$14,263,001	$21,043,266	$31,904,562	$32,083,462	$34,472,992
Average net assets	$18,965,398	$26,066,545	$32,367,368	$35,317,720	$29,126,862
Total operating expenses to average net assets	10.1%	5.8%	4.9%	6.6%	6.0%
Net operating expenses to average net assets	10.1%	5.8%	4.9%	6.6%	6.0%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	9.1%	4.8%	4.0%	5.6%	5.1%

Net investment income (loss) to average net assets	(9.3)%	(0.5)%	2.5%	(2.2)%	(3.0)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(9.3)%	(0.9)%	2.5%	(2.3)%	(3.0)%

Net increase (decrease) in net assets resulting from operations to average net assets	(35.8)%	(41.6)%	(0.6)%	18.8%	41.2%
Portfolio Turnover	0.3%	0.3%	0.0%	32.3%	0.4%

(1)	Financial highlights are based on weighted average shares outstanding.

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

(3)	Financial Highlights for the periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three months ended March 31, 2026 and 2025, the Company did not exclude any nonrecurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of March 31, 2026. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On December 24, 2024, the Company entered into a Corporate Guaranty Agreement with a new food vendor of Rockfish Seafood Grill, Inc. (“Rockfish”) that should provide significant savings to Rockfish. This guaranty was limited to $90,000 and expired on June 1, 2025. As of June 1, 2025, the Company has no further obligations under this guaranty.

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us.

Risks and Uncertainties

In the normal course of business, the Company generally encounters two significant types of economic risks, including credit and market risks. Credit risk is the risk of default on the Company’s investments that result from an issuer’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying investments held by the Company. Management believes that the carrying value of the Company’s investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

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

The Company has determined that Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at March 31, 2026 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Three months Ended March 31, 2026	Three months Ended March 31, 2025	Three months Ended March 31, 2026	Three months Ended March 31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$3,745	$3,826	$1,278	$1,411
Gross Profit	$2,594	$2,665	$271	$326
Net Loss	$(283)	$(371)	$(234)	$(37)

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

The following table illustrates key metrics for the three months ended March 31, 2026 and 2025 as reported on the Statements of Operations:

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Net investment loss after taxes	$(277,432)	$(348,404)
Net decrease in net assets resulting from operations	$(632,479)	$(2,050,169)

The following table illustrates key metrics as of March 31, 2026 and December 31, 2025 as reported on the Schedule of Investments:

	March 31, 2026	December 31, 2025
	(Unaudited)
Fair value of investments	$13,906,408	$14,261,455

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2026 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2025 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2026.

Portfolio Company/Type of Investment(1)	Principal Amount/Shares/ Ownership % at March 31, 2026	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2025	Purchases(2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2026
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,714,696	$-	$-	$-	$(281,067)	$3,433,629
Unsecured loan Consolidated BL Note 6.33% due 12/31/2027	$1,381,586	21,564	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	884,342	-	-	-	(22,155)	862,187
First lien Revolving Loan 10%, due 5/8/2026 (4)	135,000		135,000	-			-	135,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	5,020,776	-	-	-	192,064	5,212,840
Revolving Loan, 8% Cash, due 12/31/2027	$2,251,000	45,020	2,433,581	-	-	-	-	2,433,581
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$66,584	$12,188,395	$-	$-	$-	$(111,158)	$12,077,237

(1)	Represents an illiquid investment.

(2)	Includes PIK interest.

(3)	Non-income producing security.

(4)	Represents an investment valued using significant unobservable inputs.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2024 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2025.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at March 31, 2025	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2024	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at March 31, 2025
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,836,547	$-	$-	$-	$29,644	$3,866,191
Unsecured loan Consolidated BL Note 6.33% due 12/31/2027	$1,381,586	21,564	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Dominion Medical Management, Inc.
First Lien Loan, 12.0% Cash, 6% PIK due, 3/31/2020 (2) (3)	$1,516,144	-	-	-	-	-	-	-
Integrated Medical Partners, LLC
Preferred Membership – Class A units (3)	800	-	-	-	-	-	-	-
Preferred Membership – Class B units (3)	760	-	-	-	-	-	-	-
Common Units (3)	14,082	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,379,019	-	-	-	(129,643)	1,249,376
First lien Revolving Loan 10%, due 5/8/2026 (4)	80,000		80,000	-			-	80,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	7,519,963	-	-	-	(1,179,891)	6,340,072
Revolving Loan, 8% PIK, due 12/31/2027	$2,251,000	45,020	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$66,584	$15,066,529	$-	$-	$-	$(1,279,890)	$13,786,639

(1)	Represents an illiquid investment.

(2)	Includes PIK interest.

(3)	Non-income producing security.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of March 31, 2026 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

On an annual basis and in general, BDCs intend to elect to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). To qualify as a RIC, a BDC must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, BDCs generally will not have to pay corporate-level taxes on any income they distribute to their stockholders. We did not meet the qualifications of a RIC for the 2025 tax year and will be taxed as a corporation under Subchapter C of the Code. Further, we do not expect to meet the qualifications of a RIC until such time as certain strategic alternatives are achieved.

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

At March 31, 2026, the Company had investments in 4 portfolio companies. The total cost and fair value of the total investments were approximately $34.1 million and $13.9 million, respectively. The composition of our investments by asset class as of March 31, 2026 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$8,738,944	$7,781,421	56.0%
Second Lien Loans	11,734,756	5,262,800	37.8
Unsecured Loans	1,381,586	-	0.0
Equity	12,256,166	862,187	6.2
Total Portfolio Investments	$34,111,452	$13,906,408	100.00%

At December 31, 2025, the Company had investments in 4 portfolio companies. The total cost and fair value of the total investments were approximately $34.1 million and $14.3 million, respectively. The composition of our investments by asset class as of December 31, 2025 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$8,738,944	$7,589,357	53.2%
Second Lien Loans	11,734,756	5,787,756	40.6
Unsecured Loans	1,381,586	-	0.0
Equity	12,256,166	884,342	6.2
Total Portfolio Investments	34,111,452	14,261,455	100.00
Total Investments	$34,111,452	$14,261,455	100.00%

At March 31, 2026, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 18.53% of which approximately 18.53% is current cash interest, all bearing a fixed rate of interest except for one debt investment bearing interest at a variable rate. At December 31, 2025, our weighted average yield based upon cost of our portfolio investments was approximately 6.66% of which approximately 6.66% is current cash interest.

At March 31, 2026 and December 31, 2025, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

●	There were no primary portfolio investment activities for the three months ended March 31, 2026.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
Investment Rating	Fair Value	% of Total Debt Portfolio	Number of Portfolio Companies	Fair Value	% of % Total Debt Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	135,000	1.03	1	135,000	1.01	1
3	—	—	—	—	—	—
4	11,080,050	84.94	2	11,169,053	83.49	2
5	1,829,171	14.02	1	2,073,060	15.50	1
	$13,044,221	100.00%	4	$13,377,113	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2026, we had 3 loans on non-accrual status. As of December 31, 2025, we had 4 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three months Ended March 31, 2026 and March 31, 2025

	Three Months Ended March 31, 2026 (unaudited)		Three Months Ended March 31, 2025 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income	$69,913	$0.001	$68,557	$0.000
Other income	3,492	0.000	3,505	0.000
Total investment income	73,405	0.001	72,062	0.000

Operating expenses
Management fees	38,160	0.000	48,760	0.000
Administration fees	89,875	0.002	107,024	0.002
Audit fees	63,000	0.001	98,800	0.001
Legal fees	28,676	0.000	41,888	0.000
Valuation fees	22,500	0.000	22,500	0.000
Other professional fees	7,875	0.000	-	-
Directors’ fees	38,625	0.000	43,125	0.000
Insurance expense	32,476	0.000	32,476	0.000
Other general and administrative expenses	29,536	0.000	25,779	0.000
Total net operating expenses	350,723	0.003	420,352	0.003

Net investment loss before tax	(277,318)	(0.002)	(348,290)	(0.003)
Income tax expense	114	0.000	114	0.0000
Net investment loss after tax	$(277,432)	$(0.002)	$(348,404)	$(0.003)
Net change in unrealized loss	(355,047)	(0.003)	(1,701,765)	$(0.015)
Net decrease in net assets resulting from operations	$(632,479)	$(0.005)	$(2,050,169)	$(0.018)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended March 31, 2026 and March 31, 2025, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $0 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Operating Expenses

Total net operating expenses decreased from $420,352 for the three months ended March 31, 2025 to $350,723 for the three months ended March 31, 2026. The decrease is primarily due to a decrease in management fees, administration fees, audit fees and legal fees for the three months ended March 31, 2026.

Total operating expenses per share remained the same from $0.003 per share for the three months ended March 31, 2025 to $0.003 per share for the three months ended March 31, 2026.

Net Investment Loss after tax

Net investment loss (after tax) decreased from a loss of $(348,404) for the three months ended March 31, 2025 to loss of $(277,432) for the three months ended March 31, 2026. This decrease in loss was primarily due to a decrease in expenses explained above.

Net investment loss (after tax) per share decreased from $(0.003) to $(0.002) for the three months ended March 31, 2025 and 2026, respectively.

Net Realized Loss

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2026 and 2025, we did not recognize a realized gain or loss.

Net Change in Unrealized Loss

Net change in unrealized loss primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized loss on investments totaled a loss of $(355,047) for the three months ended March 31, 2026 primarily in connection by losses of $(281,067), $(243,889) and $(22,155) on Advantis Certified Staffing Solutions, Inc., Performance Alloys, Inc., PCC SBH Sub, Inc. and, respectively offset by a gain of $192,064 for Rockfish Seafood Grill, Inc.

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

As of March 31, 2026, we had $212,531 in cash and cash equivalents and $5,000 in restricted cash, and our net assets totaled $13,630,522. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of March 31, 2026, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the three months ended March 31, 2026 and 2025, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three months ended March 31, 2026 and March 31, 2025 were $38,160 and $48,760, respectively.

As of March 31, 2026 and December 31, 2025, management fees of $173,533 and $135,373, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $64,875, and $64,875 for the three months ended March 31, 2026 and 2025, respectively, as shown on the Statements of Operations under administration fees. As of March 31, 2026 and December 31, 2025 there were $259,500 and $194,625, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

Recent Developments

Subsequent to the period ended March 31, 2026 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of March 31, 2026, all of our debt investments are fixed rate.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2026, there were no material legal proceedings against the Company or any of its officers or directors. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Dated: May 15, 2026	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2026	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)