Form 10-Q
period 2026-06-30
PRINCETON CAPITAL CORP
filed 2026-08-14
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 14, 2026 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Control investments at fair value (cost of $21,745,606 and $21,745,606, respectively)	$12,339,698	$12,188,395
Non-control/non-affiliate investments at fair value (cost of $12,365,846 and $12,365,846, respectively)	1,463,336	2,073,060
Total investments at fair value (cost of $34,111,452 and $34,111,452, respectively)	13,803,034	14,261,455
Cash and cash equivalents	431,210	241,832
Restricted cash	5,000	5,000
Due from portfolio companies	44,624	34,397
Interest receivable, net of allowance for bad debt of $0 and $0, respectively	133,372	148,721
Prepaid expenses	5,450	67,194
Total assets	14,422,690	14,758,599

LIABILITIES
Accrued management fees	207,738	135,373
Accounts payable	261,770	130,390
Due to affiliates (1)	324,375	194,625
Taxes payable	684	456
Accrued expenses and other liabilities	61,403	34,754
Total liabilities	855,970	495,598

Net assets	$13,566,720	$14,263,001

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at June 30, 2026 and December 31, 2025)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(51,422,650)	(50,726,369)
Total net assets	$13,566,720	$14,263,001
Net asset value per share	$0.112	$0.118

(1)	Amounts under Due to affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC, for the reimbursement of administration fees that it incurs on the Company’s behalf (Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INVESTMENT INCOME
Interest income from control investments	342,190	23,913	412,103	92,470
Other income from non-control/non-affiliate investments	3,489	3,489	6,977	6,977
Other income from non-investment sources	2	15	6	32
Total investment income	345,681	27,417	419,086	99,479

OPERATING EXPENSES
Management fees	34,205	46,815	72,365	95,575
Administration fees	89,875	107,025	179,750	214,049
Audit fees	29,400	20,800	92,400	119,600
Professional fees	6,405	24,595	14,280	24,595
Legal fees	16,140	28,332	44,816	70,220
Valuation fees	22,500	22,500	45,000	45,000
Directors’ fees	43,125	38,625	81,750	81,750
Insurance expense	39,444	32,836	71,920	65,312
Other general and administrative expenses	24,901	41,013	54,437	66,792
Total operating expenses	305,995	362,541	656,718	782,893

Net investment income (loss) before taxes	39,686	(335,124)	(237,632)	(683,414)
Income tax expense	114	570	228	684
Net investment income (loss) after taxes	39,572	(335,694)	(237,860)	(684,098)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(365,835)	280,977	(609,724)	(140,898)
Control investments	262,461	(459,862)	151,303	(1,739,752)
Net change in unrealized loss on investments	(103,374)	(178,885)	(458,421)	(1,880,650)
Net unrealized loss on investments	(103,374)	(178,885)	(458,421)	(1,880,650)
Net decrease in net assets resulting from operations	$(63,802)	$(514,579)	$(696,281)	$(2,564,748)

Net investment income (loss) per share
Basic	$0.000	$(0.003)	$(0.002)	$(0.006)
Diluted	$0.000	$(0.003)	$(0.002)	$(0.006)
Net decrease in net assets resulting from operations per share
Basic	$(0.001)	$(0.004)	$(0.006)	$(0.021)
Diluted	$(0.001)	$(0.004)	$(0.006)	$(0.021)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three and Six Months Ended June 30,
	2026	2025
Net assets at beginning of year	$14,263,001	$21,043,266

Decrease in net assets resulting from operations:
Net investment loss	(277,432)	(348,404)
Net change in unrealized loss on investments	(355,047)	(1,701,765)
Net decrease in net assets resulting from operations	(632,479)	(2,050,169)

Total decrease in net assets	(632,479)	(2,050,169)
Net assets at March 31	13,630,522	18,993,097

Increase (decrease) in net assets resulting from operations
Net investment income (loss)	39,572	(335,694)
Net change in unrealized loss on investments	(103,374)	(178,885)
Net decrease in net assets resulting from operations	(63,802)	(514,579)

Total decrease in net assets	(63,802)	(514,579)
Net assets at June 30	$13,566,720	$18,478,518

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(696,281)	$(2,564,748)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized loss on investments	458,421	1,880,650
Purchase of investments	-	(20,000)
Changes in operating assets and liabilities:
Due from portfolio companies	(10,227)	(525)
Interest receivable	15,349	18,961
Prepaid expenses	61,744	(66,361)
Accrued management fees	72,365	(8,471)
Accounts payable	131,380	186,473
Due to affiliates	129,750	-
Taxes payable	228	228
Accrued expenses and other liabilities	26,649	(5,851)
Net cash provided by (used in) operating activities	189,378	(579,644)

Net increase (decrease) in cash, cash equivalents and restricted cash	189,378	(579,644)
Cash, cash equivalents and restricted cash at beginning of period	246,832	1,295,864
Cash, cash equivalents and restricted cash at end of period	$436,210	$716,220

Supplemental disclosure of cash flow financing activities:
Income tax paid	$-	$456

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2026

(Unaudited)

Investments	Headquarters/ Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 12/31/2029 (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,333,944	24.57%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,333,944	24.57%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	854,735	6.30%
First Lien Revolving Loan 10% Cash, due 12/31/2028 (6)		5/08/2024	$135,000	135,000	135,000	0.99%
Total				2,660,481	989,735	7.29%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (4) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	5,582,438	41.15%
Revolving Loan, 8% Cash, due 12/31/2027 (6)		6/29/2015	$2,251,000	2,251,000	2,433,581	17.94%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	8,016,019	59.09%
Total control investments				21,745,606	12,339,698	90.95%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, 4.0% PIK, due 12/31/2026 (2) (3) (4) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$1,463,336	10.79%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	1,463,336	10.79%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2026

(Unaudited) (Continued)

Investments	Headquarters/ Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				$12,365,846	$1,463,336	10.79%
Total Portfolio Investments				34,111,452	13,803,034	101.74%

Total Investments				$34,111,452	$13,803,034	101.74%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	Investment is non-income producing as of June 30, 2026.

(5)	Represents an illiquid investment. At June 30, 2026, 100% of the total fair value of portfolio investments is illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.

(6)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of June 30, 2026

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of June 30, 2026.

	June 30, 2026
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$13,803,034	101.74%
Total	$13,803,034	101.74%

	June 30, 2026
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$8,016,019	59.09%
Staffing	3,333,944	24.56
Nickel Pipe, Fittings and Flanges	1,463,336	10.79
Energy Services	989,735	7.30
Total	$13,803,034	101.74%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2025

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,714,696	26.04%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,714,696	26.04%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	884,342	6.20%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$135,000	135,000	135,000	0.95%
Total				2,660,481	1,019,342	7.15%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (4) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	5,020,776	35.20%
Revolving Loan, 8% Cash, due 12/31/2027 (2) (4) (6)		6/29/2015	$2,251,000	2,251,000	2,433,581	17.06%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	7,454,357	52.26%
Total control investments				21,745,606	12,188,395	85.45%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, 4% PIK, due 12/31/2026 (2) (3) (4) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$2,073,060	14.54%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	2,073,060	14.54%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2025

(Continued)

Investments	Headquarters/ Industry	Acquisition Date	Principal Amount/ Shares/% Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				$12,365,846	$2,073,060	14.54%
Total Portfolio Investments				34,111,452	14,261,455	99.99%

Total Investments				$34,111,452	$14,261,455	99.99%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	Investment is non-income producing as of December 31, 2025.

(5)	Represents an illiquid investment. At December 31, 2025, 100% of the total fair value of portfolio investments is illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”

(6)	Represents an investment valued using significant unobservable inputs.

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

June 30, 2026

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of June 30, 2026 and through the date of filing this Quarterly Report, the Company has not entered into any strategic alternative, and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the six months ended June 30, 2026 may not be indicative of the results ultimately achieved for the year ending December 31, 2026 which will be presented in the Company’s annual report on form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of June 30, 2026, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC and Rockfish Seafood Grill, Inc., as defined under the 1940 Act. As of December 31, 2025, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, and LLC, Rockfish Seafood Grill, Inc., as defined under the 1940 Act.

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

June 30, 2026

(Unaudited)

In determining fair value, our board of directors uses various valuation approaches. In accordance with U.S. GAAP, ASC 820 establishes a fair value hierarchy for inputs and is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the board of directors. Unobservable inputs reflect our board of directors’ assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of June 30, 2026, there were no changes in the valuation techniques for the Company’s investments from the prior quarter.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

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

June 30, 2026

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	June 30,	December 31,
	2026	2025
Cash and Cash Equivalents	$431,210	$241,832
Restricted Cash	5,000	5,000
Total Cash, Cash Equivalents and Restricted Cash	$436,210	$246,832

As of June 30, 2026 and December 31, 2025, restricted cash consisted of cash held for deposit with a law firm that represents the Company in an appeal on a matter incurred in the normal operating course of business.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of June 30, 2026 and December 31, 2025, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

Other fee income from investment sources can include loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $3,489 and $3,489 for the three months ended June 30, 2026 and 2025, respectively. Income from such sources was $6,977 and $6,977 for the six months ended June 30, 2026 and 2025, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $2 and $15 for the three months ended June 30, 2026 and 2025, respectively. Income from such sources was $6 and $32 for the six months ended June 30, 2026 and 2025, respectively.

Payment-in-Kind (“PIK”) Interest

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and six months ended June 30, 2026, the Company had $0 and $0 of PIK interest, respectively. For the three and six months ended June 30, 2025, the Company had $0 and $0 of PIK interest, respectively.

Net Realized Gain and Loss

Net realized gain (loss) on investments is the difference between the proceeds received from the dispositions of portfolio investments and their amortized cost.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Net Change in Unrealized Gain or Loss

Net change in unrealized gain or loss will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Legal Fees

Legal fees invoiced to the Company for the three and six months ended June 30, 2026 and 2025, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

Bad Debt Expense

The Company recognizes bad debt expense to reflect estimated losses arising from the inability of borrowers to make required interest payments. Management evaluates the collectability of interest receivable on an ongoing basis. For the three and six months ended June 30, 2026 and 2025, the Company incurred $0 and $0 of bad debt expense, respectively.

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

For the six months ended June 30, 2026 and 2025 and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Per Share Information

Basic and diluted earnings (loss) per common share are calculated using the weighted average number of common shares outstanding for the period presented.

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) per share by the weighted average number of shares outstanding, plus, any potentially dilutive shares outstanding during the period. For the three and six months ended June 30, 2026 and 2025, basic and diluted earnings (loss) per share were the same, since there were no potentially dilutive securities outstanding.

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

In November 2025, the FASB issued ASU No. 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” The amendment addresses the accounting for certain acquired seasoned loans to require recognizing them at their purchase price plus an allowance for expected credit losses (referred to as the gross-up method). The standard is effective for annual periods beginning after December 15, 2026, including interim periods within those years and applied prospectively. The Company is evaluating the impact of this standard on its financial statements and disclosures.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

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

NOTE 4 – NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three and six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net decrease in net assets resulting from operations	$(63,802)	$(514,579)	$(696,281)	$(2,564,748)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net decrease in net assets resulting from operations per common share
Basic	$(0.001)	$(0.004)	$(0.006)	$(0.021)
Diluted	$(0.001)	$(0.004)	$(0.006)	$(0.021)

(1) Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of June 30, 2026 and December 31, 2025, respectively:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$8,151,019	$8,151,019
Second Lien Loans	-	-	4,797,280	4,797,280
Equity	-	-	854,735	854,735
Total Portfolio Investments	-	-	13,803,034	13,803,034
Total Investments	$-	$-	$13,803,034	$13,803,034

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$7,589,357	$7,589,357
Second Lien Loans	-	-	5,787,756	5,787,756
Equity	-	-	884,342	884,342
Total Portfolio Investments	-	-	14,261,455	14,261,455
Total Investments	$-	$-	$14,261,455	$14,261,455

During the six months ended June 30, 2026 and the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3. During the year ended December 31, 2025, the Company advanced $55,000 under its loan agreement with PCC SBH Sub, Inc.

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

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2026 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$7,589,357	$5,787,756	$-	$884,342	$14,261,455
Change in unrealized loss on investments	561,662	(990,476)	-	(29,607)	(458,421)
Fair value at end of period	$8,151,019	$4,797,280	$-	$854,735	$13,803,034
Change in unrealized loss on Level 3 investments still held as of June 30, 2026	$561,662	$(990,476)	$-	$(29,607)	$(458,421)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2025 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$9,850,963	$7,987,797	$-	$1,379,019	$19,217,779
Purchases of investments	55,000	-	-	-	55,000
Change in unrealized loss on investments	(2,316,606)	(2,200,041)	-	(494,677)	(5,011,324)
Fair value at end of year	$7,589,357	$5,787,756	$-	$884,342	$14,261,455
Change in unrealized loss on Level 3 investments still held as of December 31, 2025	$(2,316,606)	$(2,200,041)	$-	$(494,677)	$(5,011,324)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2026:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$8,016,019	Enterprise Value Coverage	EV / STORE LEVEL EBITDAR	4.00x-4.50x (4.25x)
			Location Value	$1,050,000-$1,250,000 ($1,150,000)
	67,500	Appraisal Value Coverage	Cost Approach	$856,000-$1,099,000 ($978,000)
			Sales Comparison Approach	$892,000-$1,143,000 ($1,018,000)
	67,500	Broker Estimates	Broker Estimate	$972,000-$1,211,000 ($1,092,000)
Total	8,151,019

Second Lien Loans	3,699,778	Enterprise Value Coverage	EV / LTM Revenue	0.25x-0.30x (0.27x)
			EV / PF Revenue	1.35x-1.55x (1.45x)
	1,097,502	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	5%-33% (19%)
Total	4,797,280

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.25x-0.30x (0.27x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.25x-0.30x (0.27x)
			EV / PF Revenue	1.35x-1.55x (1.45x)
			EV / STORE LEVEL EBITDAR Location Value	3.85x-4.35x (4.25x) $1,050,000-$1,250,000 ($1,150,000)
	-	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	5%-33% (19%)
	427,368	Appraisal Value Coverage	Cost Approach	$856,000-$1,099,000 ($978,000)
			Sales Comparison Approach	$892,000-$1,143,000 ($1,018,000)
	427,367	Broker Estimates	Broker Estimate	$972,000-$1,211,000 (1,092,000)
Total	854,735
Total Level 3 Investments	$13,803,034

(1)	There were no changes in the valuation techniques for the Company’s investments from the prior quarter.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The Company had no other remaining Level 3 investments. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of June 30, 2026.

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

June 30, 2026

(Unaudited)

The Company had no other remaining Level 3 investments. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2025.

As of June 30, 2026 and December 31, 2025, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments.

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

June 30, 2026

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

Management fees earned by House Hanover for the three months ended June 30, 2026 and 2025 were $34,205 and $46,815, respectively. Management fees earned by House Hanover for the six months ended June 30, 2026 and 2025 were $72,365 and $95,575, respectively.

As of June 30, 2026 and December 31, 2025, management fees of $207,738 and $135,373, respectively, were payable to House Hanover.

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

June 30, 2026

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

June 30, 2026

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

Administration fees were $64,875 and fees to the Sub-Administrator were $25,000 for the three months ended June 30, 2026, as shown on the Statements of Operations under administration fees. Administration fees were $129,750 and fees to the Sub-Administrator were $50,000 for the six months ended June 30, 2026, as shown on the Statements of Operations under administration fees.

Administration fees were $64,875 and fees to the Sub-Administrator were $42,150 for the three months ended June 30, 2025, as shown on the Statements of Operations under administration fees. Administration fees were $129,750 and fees to the Sub-Administrator were $84,299 for the six months ended June 30, 2025, as shown on the Statements of Operations under administration fees.

As of June 30, 2026 and December 31, 2025, administration fees of $324,375 and $194,625, respectively, were payable to House Hanover and are recorded as Due to affiliates on the Statements of Assets and Liabilities.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of June 30, 2026, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. Mr. Cannella has agreed to take this position and in return will be compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.113	$0.158
Net investment gain (loss)	-	(0.003)
Change in unrealized loss	(0.001)	(0.002)
Net asset value at end of period	$0.112	$0.153
Total return based on net asset value (2)	(0.88)%	(3.2)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$13,566,720	$18,478,518
Average net assets	$13,629,821	$18,987,442
Ratio of net operating expenses to average net assets (3)	9.0%	7.7%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	8.0%	6.7%
Ratio of net investment income (loss) to average net assets (3)	1.2%	(7.1)%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	1.2%	(7.1)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(1.9)%	(10.9)
Portfolio Turnover	0.0%	0.11%

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.118	$0.175
Net investment loss	(0.002)	(0.006)
Change in unrealized loss	(0.004)	(0.016)
Net asset value at end of period	$0.112	$0.153
Total return based on net asset value (2)	(5.1)%	(12.6)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$13,566,720	$18,478,518
Average net assets	$13,941,167	$19,998,348
Ratio of net operating expenses to average net assets (3)	9.5%	7.9%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	8.5%	6.9%
Ratio of net investment loss to average net assets (3)	(3.4)%	(6.9)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(3.4)%	(6.9)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(10.1)%	(25.9)%
Portfolio Turnover	0.0%	0.11%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per Share Data (1):
Net asset value at beginning of period	$0.175	$0.265	$0.266	$0.286	$0.187
Net investment income (loss)	(0.015)	(0.001)	0.007	(0.006)	(0.007)
Change in unrealized gain (loss)	(0.042)	(0.043)	(0.008)	0.025	0.106
Realized gain (loss)	-	(0.046)	-	0.036	-
Dividend distribution	-	-	-	(0.075)	-
Net asset value at end of period	$0.118	$0.175	$0.265	$0.266	$0.286
Total return based on net asset value (2)	(32.6)%	(34.0)%	(0.4)%	(7.0)%	52.9%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$14,263,001	$21,043,266	$31,904,562	$32,083,462	$34,472,992
Average net assets	$18,965,398	$26,066,545	$32,367,368	$35,317,720	$29,126,862
Total operating expenses to average net assets	10.1%	5.8%	4.9%	6.6%	6.0%
Net operating expenses to average net assets	10.1%	5.8%	4.9%	6.6%	6.0%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	9.1%	4.8%	4.0%	5.6%	5.1%

Net investment income (loss) to average net assets	(9.3)%	(0.5)%	2.5%	(2.2)%	(3.0)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(9.3)%	(0.9)%	2.5%	(2.3)%	(3.0)%

Net increase (decrease) in net assets resulting from operations to average net assets	(35.8)%	(41.6)%	(0.6)%	18.8%	41.2%
Portfolio Turnover	0.3%	0.3%	0.0%	32.3%	0.4%

(1)	Financial highlights are based on weighted average shares outstanding.

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

(3)	Financial Highlights for the periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three and six months ended June 30, 2026 and 2025, the Company did not exclude any nonrecurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of June 30, 2026. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

On December 24, 2024, the Company entered into a Corporate Guaranty Agreement with a new food vendor of Rockfish Seafood Grill, Inc. (“Rockfish”) that should provide significant savings to Rockfish. This guaranty was limited to $90,000 and expired on June 1, 2025. As of June 1, 2025, the Company has no further obligations under this guaranty.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

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

The Company has determined that Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered a significant subsidiary at June 30, 2026 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$7,493	$7,872	$2,664	$2,871
Gross Profit	$5,243	$5,520	$609	$674
Net Loss	$(558)	$(663)	$(346)	$(209)

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

The following table illustrates key metrics for the six months ended June 30, 2026 and 2025 as reported on the Statements of Operations:

	Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Net investment loss after taxes	$(237,860)	$(684,098)
Net decrease in net assets resulting from operations	$(696,281)	$(2,564,748)

The following table illustrates key metrics as of June 30, 2026 and December 31, 2025 as reported on the Schedule of Investments:

	June 30, 2026	December 31, 2025
	(Unaudited)
Fair value of investments	$13,803,034	$14,261,455

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2026 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2025 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2026.

Portfolio Company/Type of Investment (1)	Principal Amount/ Shares/ Ownership % at June 30, 2026	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2025	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2026
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 12/31/2029	$4,500,000	$271,500	$3,714,696	$-	$-	$-	$(380,752)	$3,333,944
Unsecured loan Consolidated BL Note 6.33% due 12/31/2027(4)	$1,381,586	43,368	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
First lien Revolving Loan 10%, due 12/31/2027	135,000	6,695	135,000	-			-	135,000
Common Stock (3)	100	-	884,342	-	-	-	(29,607)	854,735
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	5,020,776	-	-	-	561,662	5,582,438
Revolving Loan, 8% Cash, due 12/31/2027	$2,251,000	90,540	2,433,581	-	-	-	-	2,433,581
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$412,103	$12,188,395	$-	$-	$-	$151,303	$12,339,698

(1)	Represents an illiquid investment.

(2)	Includes PIK interest.

(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2024 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2025.

Portfolio Company/Type of Investment (1)	Principal Amount/ Shares/ Ownership % at June 30, 2025	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2024	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at June 30, 2025
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,836,547	$-	$-	$-	$(14,284)	$3,822,263
Unsecured loan Consolidated BL Note 6.33% due 12/31/2027	$1,381,586	43,368	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,379,019	-	-	-	(425,459)	953,560
First lien Revolving Loan 10%, due 5/8/2026 (4)	$100,000	4,082	80,000	20,000	-	-	-	100,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	7,519,963	-	-	-	(1,300,009)	6,219,954
Revolving Loan, 8% PIK, due 12/31/2027	$2,251,000	45,020	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$92,470	$15,066,529	$20,000	$-	$-	$(1,739,752)	$13,346,777

(1)	Represents an illiquid investment.

(2)	Includes PIK interest.

(3)	Non-income producing security.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of June 30, 2026 and through the date of filing this Quarterly Report, the Company has not entered into any agreements regarding any strategic alternative.

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

At June 30, 2026, the Company had investments in 4 portfolio companies. The total cost and fair value of the total investments were approximately $34.1 million and $13.8 million, respectively. The composition of our investments by asset class as of June 30, 2026 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$8,738,944	$8,151,019	59.05%
Second Lien Loans	11,734,756	4,797,280	34.76
Unsecured Loans	1,381,586	-	0.0
Equity	12,256,166	854,735	6.19
Total Portfolio Investments	$34,111,452	$13,803,034	100.00%

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

At June 30, 2026, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 10.02% of which approximately 10.02% is current cash interest, all bearing a fixed rate. At December 31, 2025, our weighted average yield based upon cost of our portfolio investments was approximately 6.66% of which approximately 6.66% is current cash interest.

At June 30, 2026 and December 31, 2025, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

●	Effective April 1, 2026, the Company amended the Subordinated Note (the “Note”) and Securities Purchase Agreement with Advantis Certified Staffing Solutions, Inc. and Advantis Occupational Health, LLC (collectively “Advantis”) to extend the maturity date to December 31, 2029. In return, Advantis agreed to begin making quarterly interest payments under the Note beginning in the second quarter of 2026.

●	Effective May 8, 2026, the Company amended the loan to PCC SBH Sub, Inc. by extending the maturity date to December 31, 2028 and allowing all interest to accrue until the earlier of the maturity date or the sale of any of their real property.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.

5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
Investment Rating	Fair Value	% of Total Debt Portfolio	Number of Portfolio Companies	Fair Value	% of % Total Debt Portfolio	Number of Portfolio Companies
1	$—	—%	—	$—	—%	—
2	135,000	1.04	1	135,000	1.01	1
3	—	—	—	—	—	—
4	11,349,963	87.66	2	11,169,053	83.49	2
5	1,463,336	11.30	1	2,073,060	15.50	1
	$12,948,299	100.00%	4	$13,377,113	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2026, we had 2 loans on non-accrual status. As of December 31, 2025, we had 4 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three months Ended June 30, 2026 and June 30, 2025

	Three Months Ended June 30, 2026 (unaudited)		Three Months Ended June 30, 2025 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$342,190	$0.003	$23,913	$0.000
Other income	3,491	0.000	3,504	0.000
Total investment income	345,681	0.003	27,417	0.000

Operating expenses
Management fees	34,205	0.001	46,815	0.000
Administration fees	89,875	0.002	107,025	0.002
Professional fees	6,405	0.000	24,595	0.000
Audit fees	29,400	0.000	20,800	0.000
Legal fees	16,140	0.000	28,332	0.000
Valuation fees	22,500	0.000	22,500	0.000
Directors’ fees	43,125	0.000	38,625	0.000
Insurance expense	39,444	0.000	32,836	0.000
Other general and administrative expenses	24,901	0.000	41,013	0.001
Total net operating expenses	305,995	0.003	362,541	0.003

Net investment loss before tax	39,686	0.000	(335,124)	(0.003)
Income tax expense	114	0.000	570	0.000
Net investment income (loss) after tax	$39,572	$0.000	$(335,694)	$(0.003)
Net change in unrealized loss	(103,374)	(0.001)	(178,885)	$(0.001)
Realized gain (loss) on investments	-	0.000	-	0.000
Net decrease in net assets resulting from operations	$(63,802)	$(0.001)	$(514,579)	$(0.004)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the six months ended June 30, 2026 and June 30, 2025, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $0 and $0 for the three months ended June 30, 2026 and 2025, respectively.

Operating Expenses

Total net operating expenses decreased from $362,541 for the three months ended June 30, 2025 to $305,995 for the three months ended June 30, 2026. The decrease is primarily due to a decrease in management fees, administration fees, and legal fees for the three months ended June 30, 2026.

Total operating expenses per share remained the same from $0.003 per share for the three months ended June 30, 2025 to $0.003 per share for the three months ended June 30, 2026.

Net Investment Loss after tax

Net investment loss (after tax) increased from a loss of $(335,694) for the three months ended June 30, 2025 to a gain of $39,686 for the three months ended June 30, 2026. This increase in gain was primarily due to a increase in interest income.

Net investment loss (after tax) per share increased from $(0.003) to $0.000 for the three months ended June 30, 2025 and 2026, respectively.

Net Realized Loss

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2026 and 2025, we did not recognize a realized gain or loss.

Net Change in Unrealized Loss

Net change in unrealized loss primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized loss on investments totaled a loss of $(103,374) for the three months ended June 30, 2026 primarily in connection by losses of $(365,835), $(99,685) and $(7,745) on Performance Alloys, Inc., Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc. and, respectively offset by a gain of $369,598 for Rockfish Seafood Grill, Inc.

Net change in unrealized loss on investments totaled a loss of $(178,885) for the three months ended June 30, 2025 primarily in connection by losses of $(120,118) and $(295,816) on Rockfish Seafood Grill, Inc. and PCC SBH Sub, Inc., respectively offset by gains of $280,977 for Performance Alloys, Inc.

Comparison of the Six Months Ended June 30, 2026 and June 30, 2025

	Six Months Ended June 30, 2026 (unaudited)		Six Months Ended June 30, 2025 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$412,103	$0.003	$92,470	$0.001
Other income	6,983	0.000	7,009	0.000
Total investment income	419,086	0.003	99,479	0.001

Operating expenses
Management fees	72,365	0.001	95,575	0.001
Administration fees	179,750	0.001	214,049	0.002
Professional fees	14,280	0.000	24,595	0.000
Audit fees	92,400	0.001	119,600	0.001
Legal fees	44,816	0.000	70,220	0.001
Valuation fees	45,000	0.000	45,000	0.000
Directors’ fees	81,750	0.001	81,750	0.001
Insurance expense	71,920	0.001	65,312	0.000
Interest expense	-	0.000	-	0.000
Other general and administrative expenses	54,437	0.000	66,792	0.001
Total net operating expenses	656,718	0.005	782,893	0.007

Net investment loss before tax	(237,632)	(0.002)	(683,414)	(0.006)
Income tax expense	228	0.000	684	0.000
Net investment loss after tax	$(237,860)	$(0.002)	$(684,098)	$(0.006)
Net change in unrealized loss	(458,421)	(0.004)	(1,880,650)	$(0.015)
Realized gain (loss) on investments	-		-
Net decrease in net assets resulting from operations	$(696,281)	$(0.006)	$(2,564,748)	$(0.021)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the six months ended June 30, 2026 and June 30, 2025, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.

(2)	Interest income includes PIK interest of $0 and $0 for the six months ended June 30, 2026 and 2025, respectively.

Operating Expenses

Total net operating expenses decreased from $782,893 for the six months ended June 30, 2025 to $656,718 for the six months ended June 30, 2026. The decrease is primarily due to a decrease in management fees, administration fees, audit fees and legal fees for the six months ended June 30, 2026.

Total operating expenses per share decreased from $0.007 per share for the six months ended June 30, 2025 to $0.005 per share for the six months ended June 30, 2026.

Net Investment Loss after tax

Net investment loss (after tax) decreased from loss of $(684,098) for the six months ended June 30, 2025 to a loss of $(237,860) for the six months ended June 30, 2026. This increase in income was primarily due to a increase in total investment income explained above.

Net investment loss (after tax) per share decreased from $(0.006) to $(0.002) for the six months ended June 30, 2025 and 2026, respectively.

Net Realized Loss

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the six months ended June 30, 2026 and 2025, we did not recognize a realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized loss on investments totaled a loss of $(458,421) for the six months ended June 30, 2026 primarily in connection by losses of $(609,724), $(380,752) and $(29,607) on Performance Alloys, Inc., Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc. and, respectively offset by a gain of $561,662 for Rockfish Seafood Grill, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(1,880,650) for the six months ended June 30, 2025 primarily in connection with loss of $(1,300,009), $(425,459) and $(140,898) from Rockfish Seafood Grill. Inc., PCC SBH Sub, Inc., and Performance Alloys, Inc., respectively.

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

As of June 30, 2026, we had $431,210 in cash and cash equivalents and $5,000 in restricted cash, and our net assets totaled $13,566,720. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of June 30, 2026, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the six months ended June 30, 2026 and 2025, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three and six months ended June 30, 2026 were $34,205 and $72,365, respectively. Management fees earned by House Hanover for the three and six months ended June 30, 2025 were $46,815 and $95,575, respectively.

As of June 30, 2026 and December 31, 2025, management fees of $207,738 and $135,373, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $89,875, and $107,025 for the three months ended June 30, 2026 and 2025, respectively, as shown on the Statements of Operations under administration fees. Administration fees were $179,750, and $214,049 for the six months ended June 30, 2026 and 2025, respectively, as shown on the Statements of Operations under administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates. As of June 30, 2026 and December 31, 2025 there were $324,375 and $194,625, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

Recent Developments

On July 30, 2026, the Eighth District Court of Appeals of Texas (the “Appellate Court”) entered judgment in favor of the Company in connection with a lawsuit that the Company filed to enforce a guaranty agreement related to its former investment in Lone Star Brewery Development, Inc. The Appellate Court awarded judgment in the principal amount of $90,537, together with prejudgment and post-judgment interest and attorney’s fees to be determined by the trial court.

Other than the above and subsequent to the period ended June 30, 2026 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of June 30, 2026, all of our debt investments are fixed rate.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2026, there were no material legal proceedings against the Company or any of its officers or directors. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Dated: August 14, 2026	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2026	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)