Form 10-Q
period 2026-09-30
PRINCETON CAPITAL CORP
filed 2026-11-09
CIK 845385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 9, 2026 was 120,486,061.

PRINCETON CAPITAL CORPORATION

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRINCETON CAPITAL CORPORATION

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2026 (unaudited)	December 31, 2025

ASSETS
Control investments at fair value (cost of $21,745,606 and $21,745,606, respectively)	$11,915,822	$12,188,395
Non-control/non-affiliate investments at fair value (cost of $12,365,846 and $12,365,846, respectively)	1,199,123	2,073,060
Total investments at fair value (cost of $34,111,452 and $34,111,452, respectively)	13,114,945	14,261,455
Cash and cash equivalents	263,840	241,832
Restricted cash	5,000	5,000
Due from portfolio companies	44,728	34,397
Interest receivable, net of allowance for bad debt of $0 and $0, respectively	136,775	148,721
Prepaid expenses	8,279	67,194
Total assets	13,573,567	14,758,599

LIABILITIES
Accrued management fees	240,839	135,373
Accounts payable	137,908	130,390
Due to affiliates (1)	324,375	194,625
Taxes payable	798	456
Accrued expenses and other liabilities	70,435	34,754
Total liabilities	774,355	495,598

Net assets	$12,799,212	$14,263,001

NET ASSETS
Common Stock, par value $0.001 per share (250,000,000 shares authorized; 120,486,061 shares issued and outstanding at September 30, 2026 and December 31, 2025)	$120,486	$120,486
Paid-in capital	64,868,884	64,868,884
Accumulated deficit	(52,190,158)	(50,726,369)
Total net assets	$12,799,212	$14,263,001
Net asset value per share	$0.106	$0.118

(1)	Amounts under Due to affiliates are for accrued amounts payable to the Company’s investment advisor, House Hanover, LLC, for the reimbursement of administration fees that it incurs on the Company’s behalf (Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INVESTMENT INCOME
Interest income from non-control/non-affiliate investments	$3,403	$2,520	$10,098	$6,602
Interest income from control investments	206,064	22,043	611,472	110,431
Other income from non-control/non-affiliate investments	3,488	1,163	10,465	8,140
Other income from non-investment sources	1	8	7	40
Total investment income	212,956	25,734	632,042	125,213

OPERATING EXPENSES
Management fees	33,101	44,829	105,466	140,404
Administration fees	89,875	108,859	269,625	322,908
Audit fees	22,050	20,800	114,450	140,400
Professional fees	-	9,870	14,280	34,465
Legal fees	19,809	17,272	64,625	87,492
Valuation fees	22,500	22,500	67,500	67,500
Directors’ fees	38,625	38,625	120,375	120,375
Insurance expense	19,886	33,198	91,806	98,510
Other general and administrative expenses	46,415	30,282	100,852	97,074
Total operating expenses	292,261	326,235	948,979	1,109,128

Net investment loss before taxes	(79,305)	(300,501)	(316,937)	(983,915)
Income tax expense	114	9,302	342	9,986
Net investment loss after taxes	(79,419)	(309,803)	(317,279)	(993,901)

Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	(264,213)	481,278	(873,937)	340,380
Control investments	(423,876)	(1,184,110)	(272,573)	(2,923,862)
Net change in unrealized loss on investments	(688,089)	(702,832)	(1,146,510)	(2,583,482)
Net decrease in net assets resulting from operations	$(767,508)	$(1,012,635)	$(1,463,789)	$(3,577,383)

Net investment loss per share
Basic	$(0.001)	$(0.002)	$(0.003)	$(0.008)
Diluted	$(0.001)	$(0.002)	$(0.003)	$(0.008)
Net decrease in net assets resulting from operations per share
Basic	$(0.006)	$(0.008)	$(0.012)	$(0.030)
Diluted	$(0.006)	$(0.008)	$(0.012)	$(0.030)
Weighted average shares of common stock outstanding
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three and Nine Months Ended September 30,
	2026	2025
Net assets at beginning of year	$14,263,001	$21,043,266

Decrease in net assets resulting from operations
Net investment loss	(277,432)	(348,404)
Net change in unrealized loss on investments	(355,047)	(1,701,765)
Net decrease in net assets resulting from operations	(632,479)	(2,050,169)

Total decrease in net assets	(632,479)	(2,050,169)
Net assets at March 31	13,630,522	18,993,097

Increase (decrease) in net assets resulting from operations
Net investment income (loss)	39,572	(335,694)
Net change in unrealized loss on investments	(103,374)	(178,885)
Net decrease in net assets resulting from operations	(63,802)	(514,579)

Total decrease in net assets	(63,802)	(514,579)
Net assets at June 30	13,566,720	18,478,518

Decrease in net assets resulting from operations
Net investment loss	(79,419)	(309,803)
Net change in unrealized loss on investments	(688,089)	(702,832)
Net decrease in net assets resulting from operations	(767,508)	(1,012,635)

Total decrease in net assets	(767,508)	(1,012,635)
Net assets at September 30	$12,799,212	$17,465,883

Capital share activity:
Common stock
Common stock outstanding at the beginning of period	120,486,061	120,486,061
Common stock outstanding at the end of period	120,486,061	120,486,061

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(1,463,789)	$(3,577,383)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized loss on investments	1,146,510	2,583,482
Purchase of investments	-	(20,000)
Changes in operating assets and liabilities:
Due from portfolio companies	(10,331)	(525)
Interest receivable	11,946	16,440
Prepaid expenses	58,915	(23,974)
Accrued management fees	105,466	36,359
Accounts payable	7,518	133,259
Due to affiliates	129,750	64,875
Taxes payable	342	342
Accrued expenses and other liabilities	35,681	31,610
Net cash provided by (used in) operating activities	22,008	(755,515)

Net increase (decrease) in cash, cash equivalents and restricted cash	22,008	(755,515)
Cash, cash equivalents and restricted cash at beginning of period	246,832	1,295,864
Cash, cash equivalents and restricted cash at end of period	$268,840	$540,349

Supplemental disclosure of cash flow activities:
Income tax paid	$-	$9,644

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2026

(Unaudited)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 12/31/2029 (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,075,928	24.03%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,075,928	24.03%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	753,422	5.89%
First Lien Revolving Loan 10% Cash, due 12/31/2028 (6)		5/08/2024	$135,000	135,000	135,000	1.05%
Total				2,660,481	888,422	6.94%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (4) (6)	Casual Dining	3/13/2015	$5,950,000	6,352,944	5,517,891	43.11%
Revolving Loan, 8% Cash, due 12/31/2027 (6)		6/29/2015	$2,251,000	2,251,000	2,433,581	19.01%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	7,951,472	62.12%
Total control investments				21,745,606	11,915,822	93.09%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, 4.0% PIK, due 12/31/2026 (2) (3) (4) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$1,199,123	9.37%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	1,199,123	9.37%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2026

(Unaudited) (Continued)

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Non-control/non-affiliate investments (continued)
Total non-control/non-affiliate investments				$12,365,846	$1,199,123	9.37%
Total Portfolio Investments				34,111,452	13,114,945	102.46%

Total Investments				$34,111,452	$13,114,945	102.46%

(1)	See Note 5 of the Notes to Financial Statements for a discussion of the methodologies used to value securities in the portfolio.

(2)	Investment is on non-accrual status.

(3)	Represents a security with a payment-in-kind component (“PIK”). At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the portfolio company.

(4)	Investment is non-income producing as of September 30, 2026.

(5)	Represents an illiquid investment. At September 30, 2026, 100% of the total fair value of portfolio investments is illiquid. All of the Company’s portfolio investments are generally subject to restrictions on resale as “restricted securities”.

(6)	Represents an investment valued using significant unobservable inputs.

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of September 30, 2026

(Unaudited) (Continued)

The following tables show the fair value of our portfolio of investments (excluding U.S. Treasury Bills, if any) by geography and industry as of September 30, 2026.

	September 30, 2026
Geography	Investments at Fair Value	Percentage of Net Assets

United States	$13,114,945	102.46%
Total	$13,114,945	102.46%

	September 30, 2026
Industry	Investments at Fair Value	Percentage of Net Assets

Casual Dining	$7,951,472	62.12%
Staffing	3,075,928	24.03
Nickel Pipe, Fittings and Flanges	1,199,123	9.37
Energy Services	888,422	6.94
Total	$13,114,945	102.46%

The accompanying notes are an integral part of these unaudited financial statements.

PRINCETON CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS as of December 31, 2025

Investments	Headquarters / Industry	Acquisition Date	Principal Amount/ Shares/ % Ownership	Amortized Cost	Fair Value (1)	% of Net Assets
Portfolio Investments (5)
Control investments
Advantis Certified Staffing Solutions, Inc.	Houston, TX
Second Lien Loan, 12.0% Cash, due 11/30/2021(2) (4) (6)	Staffing	3/13/2015	$4,500,000	$4,500,000	$3,714,696	26.04%
Unsecured loan 6.33%, due 12/31/2027 (6)		10/01/2019	1,381,586	1,381,586	-	-%
Common Stock – Series A (4) (6)		7/02/2017	225,000	10,150	-	-%
Common Stock – Series B (4) (6)		7/02/2017	9,500,000	428,571	-	-%
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		7/02/2017	1	11,278	-	-%
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027 (4) (6)		12/31/2016	1	-	-	-%
Total				6,331,585	3,714,696	26.04%
PCC SBH Sub, Inc.	Karnes City, TX
Common stock (4) (6)	Energy Services	2/06/2017	100	2,525,481	884,342	6.20%
First Lien Revolving Loan 10% Cash, due 5/8/2026 (6)		5/08/2024	$135,000	135,000	135,000	0.95%
Total				2,660,481	1,019,342	7.15%
Rockfish Seafood Grill, Inc.	Richardson, TX
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3) (4) (6)	Casual Dining	3/13/2015	$6,352,944	6,352,944	5,020,776	35.20%
Revolving Loan, 8% Cash, due 12/31/2027 (2) (4) (6)		6/29/2015	$2,251,000	2,251,000	2,433,581	17.06%
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (4) (6)		3/13/2015	10.0%	414,960	-	-%
Membership Interest – Class A (4) (6)		3/13/2015	99.997%	3,734,636	-	-%
Total				12,753,540	7,454,357	52.26%
Total control investments				21,745,606	12,188,395	85.45%

Non-control/non-affiliate investments

Performance Alloys, LLC	Houston, TX
Second Lien Loan, 10% Cash, 4% PIK, due 12/31/2026 (2) (3) (4) (6)	Nickel Pipe, Fittings & Flanges	7/01/2016	$7,234,756	$7,234,756	$2,073,060	14.54%
Membership Interest – Class B (4) (6)		7/01/2016	25.97%	5,131,090	-	-%
Total				12,365,846	2,073,060	14.54%

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

September 30, 2026

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of September 30, 2026 and through the date of filing this Quarterly Report, the Company has not entered into any strategic alternative, and the strategic process remains ongoing.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In accordance with Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars. As an investment company, as defined by the 1940 Act, the Company follows investment company accounting and reporting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – “Financial Services - Investment Companies”, which is U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The reported amounts for the nine months ended September 30, 2026 may not be indicative of the results ultimately achieved for the year ending December 31, 2026 which will be presented in the Company’s annual report on Form 10-K.

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

Portfolio Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2026, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC and Rockfish Seafood Grill, Inc., as defined under the 1940 Act. As of December 31, 2025, the Company had control investments in Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., Rockfish Holdings, LLC, and Rockfish Seafood Grill, Inc., as defined under the 1940 Act.

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

September 30, 2026

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the board of directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. For the fair value measurements as of September 30, 2026, there were no changes in the valuation techniques for the Company’s investments from the prior quarter.

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

September 30, 2026

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

September 30, 2026

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reporting within the Statements of Assets and Liabilities that sum to the total of the same such amounts shown in the Statements of Cash Flows:

	September 30,	December 31,
	2026	2025
Cash and Cash Equivalents	$263,840	$241,832
Restricted Cash	5,000	5,000
Total Cash, Cash Equivalents and Restricted Cash	$268,840	$246,832

As of September 30, 2026 and December 31, 2025, restricted cash consisted of cash held for deposit with a law firm that represents the Company in an appeal on a matter incurred in the normal operating course of business.

U.S. Treasury Bills

At the end of each fiscal quarter, we may take proactive steps to be in compliance with the RIC diversification requirements under Subchapter M of the Internal Revenue Code, which are dependent upon the composition of our total assets at quarter end. We may accomplish this in several ways, including purchasing U.S. Treasury Bills and closing out positions after quarter-end. As of September 30, 2026 and December 31, 2025, the Company did not purchase any U.S. Treasury Bills. The Company does not expect to meet the qualifications of a RIC nor anticipate buying U.S. Treasury Bills until such time as certain strategic alternatives are achieved.

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

September 30, 2026

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

Other fee income from investment sources can include loan fees, annual fees and monitoring fees from our portfolio investments and are included in other income from non-control/non-affiliate investments and other income from affiliate investments. Income from such sources was $3,488 and $1,163 for the three months ended September 30, 2026 and 2025, respectively. Income from such sources was $10,465 and $8,140 for the nine months ended September 30, 2026 and 2025, respectively.

Other income from non-investment sources is generally comprised of interest income earned on cash in the Company’s bank account. Income from such sources was $1 and $8 for the three months ended September 30, 2026 and 2025, respectively. Income from such sources was $7 and $40 for the nine months ended September 30, 2026 and 2025, respectively.

Payment-in-Kind (“PIK”) Interest

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. For the three and nine months ended September 30, 2026, the Company had $0 and $0 of PIK interest, respectively. For the three and nine months ended September 30, 2025, the Company had $0 and $0 of PIK interest, respectively.

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

Legal Fees

Legal fees invoiced to the Company for the three and nine months ended September 30, 2026 and 2025, were incurred in the normal operating course of business and are included in legal fees on the Statements of Operations.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Bad Debt Expense

The Company recognizes bad debt expense to reflect estimated losses arising from the inability of borrowers to make required interest payments. Management evaluates the collectability of interest receivable on an ongoing basis. For the three and nine months ended September 30, 2026 and 2025, the Company incurred $0 and $0 of bad debt expense, respectively.

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

For the nine months ended September 30, 2026 and 2025 and through the date of issuance of this report, no dividends were declared or distributed to stockholders.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Per Share Information

Basic and diluted loss per common share are calculated using the weighted average number of common shares outstanding for the periods presented.

Basic loss per share is computed by dividing loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing loss by the weighted average number of shares outstanding, plus any potentially dilutive shares outstanding during the period. For the three and nine months ended September 30, 2026 and 2025, basic and diluted loss per share were the same, since there were no potentially dilutive securities outstanding.

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

September 30, 2026

(Unaudited)

NOTE 4 – NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of basic and diluted net decrease in net assets resulting from operations per common share for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data (1):
Net decrease in net assets resulting from operations	$(767,508)	$(1,012,635)	$(1,463,789)	$(3,577,383)
Weighted average shares outstanding for period
Basic	120,486,061	120,486,061	120,486,061	120,486,061
Diluted	120,486,061	120,486,061	120,486,061	120,486,061
Basic and diluted net decrease in net assets resulting from operations per common share
Basic	$(0.006)	$(0.008)	$(0.012)	$(0.030)
Diluted	$(0.006)	$(0.008)	$(0.012)	$(0.030)

(1)	Per share data based on weighted average shares outstanding.

NOTE 5 – FAIR VALUE OF INVESTMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of September 30, 2026 and December 31, 2025, respectively:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$8,086,472	$8,086,472
Second Lien Loans	-	-	4,275,051	4,275,051
Equity	-	-	753,422	753,422
Total Portfolio Investments	-	-	13,114,945	13,114,945
Total Investments	$-	$-	$13,114,945	$13,114,945

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
First Lien Loans	$-	$-	$7,589,357	$7,589,357
Second Lien Loans	-	-	5,787,756	5,787,756
Equity	-	-	884,342	884,342
Total Portfolio Investments	-	-	14,261,455	14,261,455
Total Investments	$-	$-	$14,261,455	$14,261,455

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

During the nine months ended September 30, 2026 and the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3. During the year ended December 31, 2025, the Company advanced $55,000 under its loan agreement with PCC SBH Sub, Inc.

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

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2026 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of period	$7,589,357	$5,787,756	$-	$884,342	$14,261,455
Change in unrealized loss on investments	497,115	(1,512,705)	-	(130,920)	(1,146,510)
Fair value at end of period	$8,086,472	$4,275,051	$-	$753,422	$13,114,945
Change in unrealized loss on Level 3 investments still held as of September 30, 2026	$497,115	$(1,512,705)	$-	$(130,920)	$(1,146,510)

Changes in Level 3 assets measured at fair value for the year ended December 31, 2025 are as follows:

	First Lien Loans	Second Lien Loans	Unsecured Loans	Equity	Total
Fair value at beginning of year	$9,850,963	$7,987,797	$-	$1,379,019	$19,217,779
Purchases of investments	55,000	-	-	-	55,000
Change in unrealized loss on investments	(2,316,606)	(2,200,041)	-	(494,677)	(5,011,324)
Fair value at end of year	$7,589,357	$5,787,756	$-	$884,342	$14,261,455
Change in unrealized loss on Level 3 investments still held as of December 31, 2025	$(2,316,606)	$(2,200,041)	$-	$(494,677)	$(5,011,324)

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2026:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$7,951,472	Enterprise Value Coverage	EV / STORE LEVEL EBITDAR	3.90x-4.40x (4.15x)
			Location Value	$1,000,000-$1,200,000 ($1,100,000)
	67,500	Appraisal Value Coverage	Cost Approach	$808,000-$897,000 ($853,000)
			Sales Comparison Approach	$835,000-$1,020,000 ($928,000)
	67,500	Broker Estimates	Broker Estimate	$873,000-$1,112,000 ($993,000)
Total	8,086,472

Second Lien Loans	3,375,709	Enterprise Value Coverage	EV / LTM Revenue	0.25x-0.30x (0.27x)
			EV / PF Revenue	1.35x-1.55x (1.45x)
	899,342	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	13%-41% (27%)
Total	4,275,051

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.25x-0.30x (0.27x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.25x-0.30x (0.27x)
			EV / PF Revenue	1.35x-1.55x (1.45x)
			EV / STORE LEVEL EBITDAR Location Value	3.90x-4.40x (4.15x) $1,000,000-$1,200,000 ($1,100,000)
	-	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	13%-41% (27%)
	376,711	Appraisal Value Coverage	Cost Approach	$808,000-$897,000 ($853,000)
			Sales Comparison Approach	$835,000-$1,020,000 ($928,000)
	376,711	Broker Estimates	Broker Estimate	$873,000-$1,112,000 ($993,000)
Total	753,422
Total Level 3 Investments	$13,114,945

(1)	There were no changes in the valuation techniques for the Company's investments from the prior quarter.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

The Company had no other remaining Level 3 investments. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of September 30, 2026.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2025:

Description	Fair Value	Valuation Technique (1)	Unobservable Inputs	Range (Average (2))

First Lien Loans	$7,454,357	Enterprise Value Coverage	EV / STORE LEVEL EBITDAR	4.00x-4.50x (4.25x)
			Location Value	$1,050,000-$1,250,000 ($1,150,000)
	67,500	Appraisal Value Coverage	Cost Approach	$838,000-$1,077,000 ($958,000)
			Sales Comparison Approach	$928,000-$1,187,000 ($1,058,000)
	67,500	Broker Estimates	Broker Estimate	$972,000-$1,211,000 ($1,092,000)
Total	7,589,357

Second Lien Loans	4,232,961	Enterprise Value Coverage	EV / LTM Revenue	0.27x-0.32x (0.29x)
			EV / PF Revenue	1.20x-1.30x (1.25x)
	1,554,795	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	15%-44% (29%)
Total	5,787,756

Unsecured Loans	-	Enterprise Value Coverage	EV / LTM Revenue	0.27x-0.32x (0.29x)
Total	-

Equity	-	Enterprise Value Coverage	EV / LTM Revenue	0.27x-0.32x (0.29x)
			EV / PF Revenue	1.20x-1.30x (1.25x)
			EV / STORE LEVEL EBITDAR Location Value	4.00x-4.50x (4.25x) $1,050,000-$1,250,000 ($1,150,000)
	-	Net Orderly Liquidation Value	Total Asset Value Recovery Rate	15%-44% (29%)
	442,171	Appraisal Value Coverage	Cost Approach	$838,000-$1,077,000 ($958,000)
			Sales Comparison Approach	$928,000-$1,187,000 ($1,058,000)
	442,171	Broker Estimates	Broker Estimates	$972,000-$1,211,000 ($1,092,000)
Total	884,342
Total Level 3 Investments	$14,261,455

(1)	There were no changes in the valuation techniques for the Company's investments from the prior quarter.

(2)	The average represents the arithmetic average of the unobservable inputs and is not weighted by the relative fair value.

The Company had no other remaining Level 3 investments. As a result, there were no unobservable inputs that have been internally developed by the Company in determining the fair values of these investments as of December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Company used a market approach to value certain equity investments as the Company felt this approach better reflected the fair value of these investments.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

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

NOTE 6 – RELATED PARTY TRANSACTIONS

House Hanover Investment Advisory Agreement

House Hanover has served as the Company’s investment advisor since January 1, 2018 pursuant to the Interim Investment Advisory Agreement (until May 31, 2018) and the House Hanover Investment Advisory Agreement (since May 31, 2018). House Hanover is registered as an investment advisor under the Investment Advisors Act of 1940 (the “Advisers Act”).

Advisory Services

House Hanover is registered as an investment adviser under the Advisers Act and serves as the Company’s investment advisor pursuant to the House Hanover Investment Advisory Agreement in accordance with the Investment Company Act of 1940. House Hanover is owned by and an affiliate of Mr. Mark DiSalvo, the Company’s Interim President, Interim Chief Executive Officer, and a director of the Company.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

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

Management fees earned by House Hanover for the three months ended September 30, 2026 and 2025 were $33,101 and $44,829, respectively. Management fees earned by House Hanover for the nine months ended September 30, 2026 and 2025 were $105,466 and $140,404, respectively.

As of September 30, 2026 and December 31, 2025, management fees of $240,839 and $135,373, respectively, were payable to House Hanover.

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

Except as provided in the preceding paragraph, the Company reimburses House Hanover all direct and indirect costs and expenses incurred by it during the term of the House Hanover Investment Advisory Agreement for: (i) due diligence of potential investments of the Company, (ii) monitoring performance of the Company’s investments, (iii) serving as officers of the Company, (iv) serving as directors and officers of portfolio companies of the Company, (v) providing managerial assistance to portfolio companies of the Company, and (vi) enforcing the Company’s rights in respect of its investments and disposing of its investments; provided, however, that, any third party expenses incurred by House Hanover in excess of $50,000 in the aggregate in any calendar quarter will require advance approval by the Board of the Company.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

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

September 30, 2026

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

Administration fees were $64,875 and fees to the Sub-Administrator were $25,000 for the three months ended September 30, 2026, as shown on the Statements of Operations under administration fees. Administration fees were $194,625 and fees to the Sub-Administrator were $75,000 for the nine months ended September 30, 2026, as shown on the Statements of Operations under administration fees.

Administration fees were $64,875 and fees to the Sub-Administrator were $43,984 for the three months ended September 30, 2025, as shown on the Statements of Operations under administration fees. Administration fees were $194,625 and fees to the Sub-Administrator were $128,283 for the nine months ended September 30, 2025, as shown on the Statements of Operations under administration fees.

As of September 30, 2026 and December 31, 2025, administration fees of $324,375 and $194,625, respectively, were payable to House Hanover and are recorded as Due to affiliates on the Statements of Assets and Liabilities.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2026, none of the portfolio companies had accepted our offer for such services, except for Advantis Certified Staffing Solutions, Inc. (“Advantis”). On May 1, 2022, Advantis requested one of its directors, Gregory J. Cannella who also serves as our Chief Financial Officer, become the Executive Chair of Advantis to provide executive authority and leadership in the absence of their former president, who resigned in March 2022. On May 1, 2022, Mr. Cannella agreed to take this position and is compensated by Advantis in the amount of $5,000 per month. The title and benefits of this position can be removed at any time by the board of directors of Advantis.

NOTE 7 – FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.112	$0.153
Net investment gain (loss)	-	(0.002)
Change in unrealized loss	(0.006)	(0.006)
Net asset value at end of period	$0.106	$0.145
Total return based on net asset value (2)	(5.4)%	(5.2)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$12,799,212	$17,465,883
Average net assets	$13,558,378	$18,467,511
Ratio of net operating expenses to average net assets (3)	8.6%	7.0%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	7.6%	6.0%
Ratio of net investment income (loss) to average net assets (3)	(2.3)%	(6.7)%
Ratio of net investment income (loss) to average net assets, excluding other income from non-investment sources (3)	(2.3)%	(6.7)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(22.5)%	(21.8)%
Portfolio Turnover	0.0%	0.0%

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)
Per Share Data (1):
Net asset value at beginning of period	$0.118	$0.175
Net investment loss	(0.002)	(0.008)
Change in unrealized loss	(0.010)	(0.022)
Net asset value at end of period	$0.106	$0.145
Total return based on net asset value (2)	(10.2)%	(17.1)%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$12,799,212	$17,465,883
Average net assets	$13,812,169	$19,482,462
Ratio of net operating expenses to average net assets (3)	9.2%	7.6%
Ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (3)	8.2%	6.6%
Ratio of net investment loss to average net assets (3)	(3.1)%	(6.8)%
Ratio of net investment loss to average net assets, excluding other income from non-investment sources (3)	(3.1)%	(6.8)%
Ratio of net decrease in net assets resulting from operations to average net assets (3)	(14.2)%	(24.6)%
Portfolio Turnover	0.0%	0.11%

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per Share Data (1):
Net asset value at beginning of period	$0.175	$0.265	$0.266	$0.286	$0.187
Net investment income (loss)	(0.015)	(0.001)	0.007	(0.006)	(0.007)
Change in unrealized gain (loss)	(0.042)	(0.043)	(0.008)	0.025	0.106
Realized gain (loss)	-	(0.046)	-	0.036	-
Dividend distribution	-	-	-	(0.075)	-
Net asset value at end of period	$0.118	$0.175	$0.265	$0.266	$0.286
Total return based on net asset value (2)	(32.6)%	(34.0)%	(0.4)%	(7.0)%	52.9%
Weighted average shares outstanding for period, basic	120,486,061	120,486,061	120,486,061	120,486,061	120,486,061
Ratio/Supplemental Data:
Net assets at end of period	$14,263,001	$21,043,266	$31,904,562	$32,083,462	$34,472,992
Average net assets	$18,965,398	$26,066,545	$32,367,368	$35,317,720	$29,126,862
Total operating expenses to average net assets	10.1%	5.8%	4.9%	6.6%	6.0%
Net operating expenses to average net assets	10.1%	5.8%	4.9%	6.6%	6.0%
Net operating expenses excluding management fees, incentive fees, and interest expense to average net assets	9.1%	4.8%	4.0%	5.6%	5.1%
Net investment income (loss) to average net assets	(9.3)%	(0.5)%	2.5%	(2.2)%	(3.0)%
Net investment income (loss) to average net assets, excluding other income from non-investment sources	(9.3)%	(0.9)%	2.5%	(2.3)%	(3.0)%
Net increase (decrease) in net assets resulting from operations to average net assets	(35.8)%	(41.6)%	(0.6)%	18.8%	41.2%
Portfolio Turnover	0.3%	0.3%	0.0%	32.3%	0.4%

(1)	Financial highlights are based on weighted average shares outstanding.

(2)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period. The total returns are not annualized.

(3)	Financial Highlights for the periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Non-recurring expenses are not annualized. For the three and nine months ended September 30, 2026 and 2025, the Company did not exclude any nonrecurring expenses. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. The Company maintains sufficient assets to provide adequate cover to allow it to satisfy its unfunded commitment amount as of September 30, 2026. The unfunded commitment is accounted for under ASC 820. As of the date of this report, all commitments have been funded.

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

September 30, 2026

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

On July 30, 2026, the Eighth District Court of Appeals of Texas (the “Appellate Court”) entered judgment in favor of the Company in connection with a lawsuit that the Company filed to enforce a guaranty agreement related to its former investment in Lone Star Brewery Development, Inc. The Appellate Court awarded judgment in the principal amount of $90,537, together with prejudgment and post-judgment interest and attorney’s fees to be determined by the trial court. The Company is waiting on the 131st Judicial District Court of Bexar County, Texas to reopen the case administratively so that the final judgment amount can be determined.

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

The Company has determined that Rockfish Seafood Grill, Inc., and Advantis Certified Staffing Solutions, Inc., two of the Company’s four majority owned or controlled portfolio companies, were considered significant subsidiaries at September 30, 2026 as prescribed under Rule 10-01(b)(1) of Regulation S-X.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following tables show the summarized financial information for Rockfish Seafood Grill, Inc. and Advantis Certified Staffing Solutions, Inc. (numbers in thousands):

	Rockfish Seafood Grill, Inc.		Advantis Certified Staffing Solutions, Inc.
	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income Statement
Net Revenue	$10,813	$11,281	$4,099	$4,338
Gross Profit	$7,652	$7,948	$948	$1,018
Net Loss	$(1,019)	$(1,137)	$(460)	$(292)

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

Key metrics include, but are not limited to, net investment income (loss) after income tax expense (benefit) and net increase (decrease) in net assets resulting from operations that is reported on the Statements of Operations and fair value of investments as disclosed on the Schedule of Investments, as well as distributions made to the Company’s shareholders.

The following table illustrates key metrics for the nine months ended September 30, 2026 and 2025 as reported on the Statements of Operations:

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Net investment loss after taxes	$(317,279)	$(993,901)
Net decrease in net assets resulting from operations	$(1,463,789)	$(3,577,383)

The following table illustrates key metrics as of September 30, 2026 and December 31, 2025 as reported on the Schedule of Investments:

	September 30, 2026	December 31, 2025
	(Unaudited)
Fair value of investments	$13,114,945	$14,261,455

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2026 and through the date of this filing, there was no portfolio activity or other events to report.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Schedule 12-14

The table below represents the fair value of control and affiliate investments at December 31, 2025 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2026.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2026	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2025	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2026
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 12/31/2029	$4,500,000	$409,500	$3,714,696	$-	$-	$-	$(638,768)	$3,075,928
Unsecured loan Consolidated BL Note 6.33% due 12/31/2027	$1,381,586	65,411	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
First lien Revolving Loan 10%, due 12/31/2028	135,000	10,098	135,000	-			-	135,000
Common Stock (3)	100	-	884,342	-	-	-	(130,920)	753,422
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	5,020,776	-	-	-	497,115	5,517,891
Revolving Loan, 8% Cash, due 12/31/2027	$2,251,000	136,561	2,433,581	-	-	-	-	2,433,581
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$621,570	$12,188,395	$-	$-	$-	$(272,573)	$11,915,822

(1)	Represents an illiquid investment.

(2)	Includes PIK interest.

(3)	Non-income producing security.

PRINCETON CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The table below represents the fair value of control and affiliate investments at December 31, 2024 and any amortization, purchases, sales, and realized and change in unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2025.

Portfolio Company/Type of Investment (1)	Principal Amount/Shares/ Ownership % at September 30, 2025	Amount of Interest and Dividends Credited in Income	Fair Value at December 31, 2024	Purchases (2)	Sales	Transfers from Restructuring/ Transfers into Control Investments	Change in Unrealized Gains/(Losses)	Fair Value at September 30, 2025
Control Investments
Advantis Certified Staffing Solutions, Inc.
Second Lien Loan, 12.0% Cash, due 11/30/2021(3)	$4,500,000	$-	$3,836,547	$-	$-	$-	$(68,845)	$3,767,702
Unsecured loan Consolidated BL Note 6.33% due 12/31/2027	$1,381,586	65,411	-	-	-	-	-	-
Common Stock – Series A (3)	225,000	-	-	-	-	-	-	-
Common Stock – Series B (3)	9,500,000	-	-	-	-	-	-	-
Warrant for 250,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
Warrant for 700,000 Shares of Series A Common Stock, exercise price $0.01 per share, expires 1/1/2027(3)	1	-	-	-	-	-	-	-
PCC SBH Sub, Inc.
Common Stock (3)	100	-	1,379,019	-	-	-	(483,200)	895,819
First lien Revolving Loan 10%, due 5/8/2026	$100,000	-	80,000	20,000	-	-	-	100,000
Rockfish Seafood Grill, Inc.
First Lien Loan, 8% Cash, 6.0% PIK, due 3/31/2018 (2) (3)	$6,352,944	-	7,519,963	-	-	-	(2,371,817)	5,148,146
Revolving Loan, 8% PIK, due 12/31/2027	$2,251,000	45,020	2,251,000	-	-	-	-	2,251,000
Rockfish Holdings, LLC
Warrant for Membership Interest, exercise price $0.001 per 1% membership interest, expires 7/28/2028 (3)	10.0%	-	-	-	-	-	-	-
Membership Interest – Class A (3)	99.997%	-	-	-	-	-	-	-
Total Control Investments		$110,431	$15,066,529	$20,000	$-	$-	$(2,923,862)	$12,162,667

(1)	Represents an illiquid investment.
(2)	Includes PIK interest.
(3)	Non-income producing security.

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

On November 15, 2019, our Board announced that the Company has initiated a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company, including but not limited to, (i) selling the Company’s assets to a business development company or other potential buyer, (ii) merging with another business development company, (iii) liquidating the Company’s assets in accordance with a plan of liquidation, (iv) raising additional funds for the Company, or (v) otherwise entering into another business combination, with the objective of maximizing stockholder value. As of September 30, 2026 and through the date of filing this Quarterly Report, the Company has not entered into any strategic alternative, and the strategic process remains ongoing.

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

At September 30, 2026, the Company had investments in 4 portfolio companies. The total cost and fair value of the total investments were approximately $34.1 million and $13.1 million, respectively. The composition of our investments by asset class as of September 30, 2026 is as follows:

Investments	Cost	Fair Value	Percentage of Total Portfolio
Portfolio Investments
First Lien Loans	$8,738,944	$8,086,472	61.66%
Second Lien Loans	11,734,756	4,275,051	32.60
Unsecured Loans	1,381,586	-	-
Equity	12,256,166	753,422	5.74
Total Portfolio Investments	$34,111,452	$13,114,945	100.00%

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

At September 30, 2026, our weighted average yield of our portfolio investments, based upon cost and excluding non-yielding assets, was approximately 9.93%  of which approximately 9.93% is current cash interest, all bearing a fixed rate. At December 31, 2025, our weighted average yield based upon cost of our portfolio investments was approximately 6.66% of which approximately 6.66% is current cash interest.

At September 30, 2026 and December 31, 2025, we held no United States Treasury securities. United States Treasury securities may be purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

Investment Activity

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

●	Effective April 1, 2026, the Company amended the Second Lien Loan with Advantis Certified Staffing Solutions, Inc. and Advantis Occupational Health, LLC (collectively “Advantis”) to extend the maturity date to December 31, 2029. In return, Advantis agreed to begin making quarterly interest payments under the Note beginning in the second quarter of 2026.

●	Effective May 8, 2026, the Company amended the loan to PCC SBH Sub, Inc. by extending the maturity date to December 31, 2028 and allowing all interest to accrue until the earlier of the maturity date or the sale of any of their real property.

Asset Quality

In addition to various risk management and monitoring tools, our investment advisor used an investment rating system to characterize and monitor the quality of our debt investment portfolio. Equity securities and Treasury Bills are not graded. This debt investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans will initially be rated 2.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 will be those for which some loss of return but no loss of principal is expected.
5	Investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment ratings of our debt investments at fair value as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026			As of December 31, 2025
Investment Rating	Fair Value	% of Total Debt Portfolio	Number of Portfolio Companies	Fair Value	Total Debt Portfolio	Number of Portfolio Companies
1	$-	-%	-	$-	-%	-
2	135,000	1.09	1	135,000	1.01	1
3	-	-	-	-	-	-
4	11,027,400	89.21	2	11,169,053	83.49	2
5	1,199,123	9.70	1	2,073,060	15.50	1
	$12,361,523	100.00%	4	$13,377,113	100.00%	4

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2026, we had 2 loans on non-accrual status. As of December 31, 2025, we had 4 loans on non-accrual status.

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

Expenses

Our primary operating expenses include the payment of fees to House Hanover and our allocable portion of overhead expenses under the investment advisory agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organizational and offering expenses;

●	expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);

●	subject to the guidelines approved by the Board of Directors, expenses incurred by our investment advisor that are payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance the Company’s investments and expenses related to unsuccessful portfolio acquisition efforts;

●	offerings of the Company’s common stock and other securities;

●	administration fees;

●	transfer agent and custody fees and expenses;

●	U.S. federal and state registration fees of the Company (but not our investment advisor);

●	all costs of registration and listing the Company’s shares on any securities exchange;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents required of the Company (but not our investment advisor) by the SEC or other regulators;

●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

●	the costs associated with individual or group stockholders;

●	the Company’s allocable portion of the fidelity bond, directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	direct costs and expenses of administration and operation of the Company, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs; and

●	all other non-investment advisory expenses incurred by the Company in connection with administering the Company’s business.

Comparison of the Three months Ended September 30, 2026 and September 30, 2025

	Three Months Ended September 30, 2026 (unaudited)		Three Months Ended September 30, 2025 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$209,467	$0.002	$24,563	$0.000
Other income	3,489	0.000	1,171	0.000
Total investment income	212,956	0.002	25,734	0.000

Operating expenses
Management fees	33,101	0.000	44,829	0.001
Administration fees	89,875	0.001	108,859	0.001
Professional fees	-	0.000	9,870	0.000
Audit fees	22,050	0.000	20,800	0.000
Legal fees	19,809	0.000	17,272	0.000
Valuation fees	22,500	0.000	22,500	0.000
Directors’ fees	38,625	0.000	38,625	0.000
Insurance expense	19,886	0.000	33,198	0.000
Other general and administrative expenses	46,415	0.000	30,282	0.000
Total net operating expenses	292,261	0.002	326,235	0.002

Net investment loss before tax	(79,305)	(0.001)	(300,501)	(0.002)
Income tax expense	114	0.000	9,302	0.000
Net investment income (loss) after tax	$(79,419)	$(0.001)	$(309,803)	$(0.002)
Net change in unrealized loss	(688,089)	(0.006)	(702,832)	$(0.006)
Realized gain (loss) on investments	-	-	-	-
Net decrease in net assets resulting from operations	$(767,508)	$(0.006)	$(1,012,635)	$(0.008)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the three months ended September 30, 2026 and September 30, 2025, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $0 and $0 for the three months ended September 30, 2026 and 2025, respectively.

Operating Expenses

Total net operating expenses decreased from $326,235 for the three months ended September 30, 2025 to $292,261 for the three months ended September 30, 2026. The decrease is primarily due to a decrease in management fees and administration fees for the three months ended September 30, 2026.

Total operating expenses per share remained the same from $0.002 per share for the three months ended September 30, 2025 to $0.002 per share for the three months ended September 30, 2026.

Net Investment Loss after tax

Net investment loss (after tax) decreased from a loss of $(309,803) for the three months ended September 30, 2025 to a loss of $(79,419) for the three months ended September 30, 2026. This increase was primarily due to a increase in interest income.

Net investment loss (after tax) per share decreased from $(0.002) to $(0.001) for the three months ended September 30, 2025 and 2026, respectively.

Net Realized Loss

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2026 and 2025, we did not recognize a realized gain or loss.

Net Change in Unrealized Loss

Net change in unrealized loss primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized loss on investments totaled a loss of $(688,089) for the three months ended September 30, 2026 primarily in connection by losses of $(264,213), $(258,016), $(101,313) and $(64,547) on Performance Alloys, LLC, Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc. and, Rockfish Seafood Grill, Inc.

Net change in unrealized loss on investments totaled a loss of $(702,832) for the three months ended September 30, 2025 primarily in connection by losses of $(1,071,808), $(57,741) and $(54,561) on Rockfish Seafood Grill, Inc., PCC SBH Sub, Inc. and Advantis Certified Staffing Solutions, Inc., respectively offset by gains of $481,278 for Performance Alloys, LLC.

Comparison of the Nine Months Ended September 30, 2026 and September 30, 2025

	Nine Months Ended September 30, 2026 (unaudited)		Nine Months Ended September 30, 2025 (unaudited)
	Total	Per Share (1)	Total	Per Share (1)

Investment income
Interest income (2)	$621,570	$0.005	$117,033	$0.001
Other income	10,472	0.000	8,180	0.000
Total investment income	632,042	0.005	125,213	0.001

Operating expenses
Management fees	105,466	0.001	140,404	0.001
Administration fees	269,625	0.002	322,908	0.003
Professional fees	14,280	0.000	34,465	0.000
Audit fees	114,450	0.001	140,400	0.001
Legal fees	64,625	0.000	87,492	0.001
Valuation fees	67,500	0.000	67,500	0.000
Directors’ fees	120,375	0.001	120,375	0.001
Insurance expense	91,806	0.001	98,510	0.000
Other general and administrative expenses	100,852	0.001	97,074	0.001
Total net operating expenses	948,979	0.008	1,109,128	0.009

Net investment loss before tax	(316,937)	(0.003)	(983,915)	(0.008)
Income tax expense	342	0.000	9,986	0.000
Net investment loss after tax	$(317,279)	$(0.003)	$(993,901)	$(0.008)
Net change in unrealized loss	(1,146,510)	(0.009)	(2,583,482)	$(0.022)
Realized gain (loss) on investments	-	-	-	-
Net decrease in net assets resulting from operations	$(1,463,789)	$(0.012)	$(3,577,383)	$(0.030)

(1)	The basic per share figures noted above are based on a weighted average of 120,486,061 shares outstanding for both the nine months ended September 30, 2026 and September 30, 2025, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our financial statements.
(2)	Interest income includes PIK interest of $0 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

Operating Expenses

Total net operating expenses decreased from $1,109,128 for the nine months ended September 30, 2025 to $948,979 for the nine months ended September 30, 2026. The decrease is primarily due to a decrease in management fees, administration fees, audit fees and legal fees for the nine months ended September 30, 2026.

Total operating expenses per share decreased from $0.009 per share for the nine months ended September 30, 2025 to $0.008 per share for the nine months ended September 30, 2026.

Net Investment Loss after tax

Net investment loss (after tax) decreased from loss of $(993,901) for the nine months ended September 30, 2025 to a loss of $(317,279) for the nine months ended September 30, 2026. This decrease in income was primarily due to an increase in total investment income explained above.

Net investment loss (after tax) per share decreased from $(0.008) to $(0.003) for the nine months ended September 30, 2025 and 2026, respectively.

Net Realized Loss

We measure realized losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the nine months ended September 30, 2026 and 2025, we did not recognize a realized gain or loss.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized loss on investments totaled a loss of $(1,146,510) for the nine months ended September 30, 2026 primarily in connection by losses of $(873,937), $(638,768) and $(130,920) on Performance Alloys, LLC, Advantis Certified Staffing Solutions, Inc., PCC SBH Sub, Inc., respectively, offset by a gain of $497,115 for Rockfish Seafood Grill, Inc.

Net change in unrealized gain (loss) on investments totaled a loss of $(2,583,482) for the nine months ended September 30, 2025 primarily in connection with loss of $(2,371,817) and $(483,200) from Rockfish Seafood Grill. Inc. and PCC SBH Sub, Inc., respectively offset by gains of $340,380 for Performance Alloys, LLC.

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

As of September 30, 2026, we had $263,840 in cash and cash equivalents and $5,000 in restricted cash, and our net assets totaled $12,799,212. We believe that our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.

Contractual Obligations

As of September 30, 2026, we did not have any contractual obligations that would trigger the tabular disclosure of contractual obligations under Section 303(a)(5) of Regulation S-K.

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

Distributions

For the nine months ended September 30, 2026 and 2025, no dividends have been declared or distributed to stockholders.

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

Related Party Transactions

Management Fees

Management fees earned by House Hanover for the three and nine months ended September 30, 2026 were $33,101 and $105,466, respectively. Management fees earned by House Hanover for the three and nine months ended September 30, 2025 were $44,829 and $140,404, respectively.

As of September 30, 2026 and December 31, 2025, management fees of $240,839 and $135,373, respectively, were payable to House Hanover.

Incentive Fees

The Company is not obligated to pay House Hanover an incentive fee. Incentive fees are a typical component of investment advisory agreements with business development companies.

Administration Fees

House Hanover is entitled to reimbursement of expenses under the House Hanover Investment Advisory Agreement for administrative services performed for the Company. Administration fees were $89,875, and $108,859 for the three months ended September 30, 2026 and 2025, respectively, as shown on the Statements of Operations under administration fees. Administration fees were $269,625, and $322,908 for the nine months ended September 30, 2026 and 2025, respectively, as shown on the Statements of Operations under administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates. As of September 30, 2026 and December 31, 2025 there were $324,375 and $194,625, respectively, of administration fees owed to House Hanover, as shown on the Statements of Assets and Liabilities under Due to affiliates.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by an independent valuation firm, except for those investments where market quotations are readily available;

●	Preliminary valuation conclusions are then documented and discussed with our senior management, our investment advisor;

●	The valuation committee of our board of directors then reviews these preliminary valuations and approves them for recommendation to the board of directors;

●	The board of directors then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm and the valuation committee.

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

Recent Developments

Subsequent to the period ended September 30, 2026 and through the date of this filing, there was no portfolio activity or other events to report.

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

We primarily invest in illiquid debt and other securities of small and mid-sized private companies. In some cases these investments include additional equity components. Our investments may have no established trading market or are generally subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. As of September 30, 2026, all of our debt investments are fixed rate.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2026, there were no material legal proceedings against the Company or any of its officers or directors. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Dated: November 9, 2026	Princeton Capital Corporation

	By:	/s/ Mark S. DiSalvo
Mark S. DiSalvo
Interim Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 9, 2026	Princeton Capital Corporation

	By:	/s/ Gregory J. Cannella
Gregory J. Cannella
Chief Financial Officer (Principal Financial and Accounting Officer)